Form 10-Q
period 1995-03-31
PRESSTEK INC /DE/
filed 1995-05-16
CIK 846876

THIS DOCUMENT IS A COPY OF THE QUARTERLY REPORT ON FORM 10Q OF PRESSTEK, INC. FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995 FILED ON MARCH 15, 1995 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.





                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ---------------------------------

                                    FORM 10-Q


(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1995
                              ------------------------------------------------

                                       OR

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

             Commission file number        0-17541
                                   --------------------------------------------

                              PRESSTEK, INC.
- - - - - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                       02-0415170
- - - - - -------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

8 Commercial Street, Hudson, New Hampshire                03051-3907
- - - - - -------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code   (603) 595-7000
                                                  -----------------------------

- - - - - -------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
   -----   -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 26, 1995, there were 7,244,522 shares outstanding of the Registrant's common stock, $.01 par value per share.

                                 PRESSTEK, INC.

                                     INDEX

                                                          PAGE

PART I         FINANCIAL INFORMATION

     Item 1    Financial Statements

               Balance Sheets as of March 31, 1995
                (unaudited) and December 31, 1994            3

               Statements of Operations for the
                three month periods ended March 31,
                1995 and 1994 (unaudited)                    4

               Statements of Cash Flows for the three
                month periods ended March 31, 1995
                and 1994 (unaudited)                         5

               Notes to Financial Statements (unaudited)     6

     Item 2    Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                   9

PART II        OTHER INFORMATION

     Item 6    Exhibits and Reports on Form 8-K              12

Signatures                                                   13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 PRESSTEK, INC.

                                 BALANCE SHEETS
                                                      March 31,     December 31,
                                                        1995            1994
                                                     -----------    ------------
                                                     (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                        $  3,195,655    $  1,532,636
  Marketable securities                               1,059,390         254,381
  Accounts receivable                                 3,673,918       4,187,049
  Inventory                                           2,917,631       2,796,165
  Other current assets                                  795,958         756,592
                                                   ------------    ------------
     Total current assets                            11,642,552       9,526,823
                                                   ------------    ------------
MARKETABLE SECURITIES - NON CURRENT                   2,921,283       4,807,821
                                                   ------------    ------------
PROPERTY AND EQUIPMENT:
  Machinery and equipment                             4,356,923       3,820,160
  Furniture and fixtures                                289,077         281,844
  Leasehold improvements                                956,574         956,574
  Other                                                  42,572          38,184
                                                   ------------    ------------
     Total                                            5,645,146       5,096,762
  Less accumulated depreciation
   and amortization                                  (2,473,244)     (2,322,770)
                                                   ------------    ------------
     Property and equipment, net                      3,171,902       2,773,992
                                                   ------------    ------------
OTHER ASSETS:
  Patent application costs, net                         718,128         685,044
  Software development costs, net                       558,892         530,350
                                                   ------------    ------------
     Total other assets                               1,277,020       1,215,394
                                                   ------------    ------------
       TOTAL                                       $ 19,012,757    $ 18,324,030
                                                   ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                 $  1,207,080    $  1,275,492
  Accrued expenses                                      451,143         226,834
  Accrued salaries and employee benefits                309,000         348,784
                                                   ------------    ------------
     Total current liabilities                        1,967,223       1,851,110
                                                   ------------    ------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
   1,000,000 shares; no shares issued or
   outstanding                                               --             --
  Common stock, $.01 par value; authorized
   25,000,000 shares; issued and outstanding
   7,235,560 shares at March 31, 1995;
   7,194,020 shares at December 31, 1994                 72,356          71,940
  Additional paid-in capital                         18,755,291      18,437,839
  Unrealized loss on marketable securities             (104,590)       (199,334)
  Deficit                                            (1,677,523)     (1,837,525)
                                                   ------------    ------------
     Stockholders' equity                            17,045,534      16,472,920
                                                   ------------    ------------
         TOTAL                                     $ 19,012,757    $ 18,324,030
                                                   ============    ============
                        See notes to financial statements

                                PRESSTEK, INC.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                   Three Months    Three Months
                                                     March 31,       March 31,
                                                       1995            1994
                                                   ------------    ------------


REVENUES:
  Product Sales                                     $ 3,583,413     $ 1,576,260
  Royalties and fees from licensees                   1,500,838       1,430,977
                                                    -----------     -----------
     Total revenues                                   5,084,251       3,007,237
                                                    -----------     -----------
COSTS AND EXPENSES:
  Cost of products sold                               2,648,490       1,316,778
  Engineering and product development                 1,483,211         872,648
  Marketing                                             384,223         257,483
  General and administrative                            456,372         337,146
                                                    -----------     -----------
     Total costs and expenses                         4,972,296       2,784,055
                                                    -----------     -----------

OTHER INCOME (EXPENSE):
  Dividend and interest                                  76,768         105,493
  Other                                                 (16,721)         21,000
                                                    -----------     -----------
     Total other income - net                            60,047         126,493
                                                    -----------     -----------

INCOME BEFORE INCOME TAXES                              172,002         349,675

PROVISION FOR STATE INCOME TAXES                         12,000          30,000
                                                    -----------     -----------

NET INCOME                                          $   160,002     $   319,675
                                                    ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES                            7,766,344       7,335,493
                                                    ===========     ===========
NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE                                         $.02            $.04
                                                           ====            ====



                       See notes to financial statements

                                 PRESSTEK, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   Three Months    Three Months
                                                     March 31,       March 31,
                                                       1995            1994
                                                   ------------    ------------
CASH FLOWS - OPERATING ACTIVITIES:
   Net income                                       $   160,002     $   319,675
   Adjustments to reconcile net income to net
    cash provided by (used for)
    operating activities:
     Tax benefit of disposition of stock options             --          30,000
     Depreciation and amortization                      200,515         146,555
     Provision for warranty cost                        110,000              --
     Gain on sale of equipment                           (1,300)        (21,000)
     Loss on sale of marketable securities               18,021              --
 (Increase) decrease in:
     Inventory                                         (121,466)         46,712
     Other current assets                               (39,366)         38,392
     Accounts receivable                                513,131        (448,088)
   Increase (decrease) in:
     Accounts payable and accrued expenses               45,897        (233,359)
     Accrued salaries and employee benefits             (39,784)        (44,916)
                                                    -----------     -----------
        Net cash provided by (used for)
         operating activities                           845,650        (166,029)
                                                    -----------     -----------
CASH FLOWS - INVESTING ACTIVITIES:
   Purchases of property and equipment                 (573,981)       (459,820)
   Increase in other assets                             (86,069)       (247,918)
   Proceeds from sale of equipment                        1,300          21,000
   Sales and maturities of marketable securities      1,158,251       1,114,571
   Purchases of marketable securities                        --        (169,084)
                                                    -----------     -----------
        Net cash provided by investing activities       499,501         258,749
                                                    -----------     -----------
CASH FLOWS - FINANCING ACTIVITIES:
   Net proceeds from sale of common stock
    and warrants                                        317,868       1,099,907
                                                    -----------     -----------
INCREASE IN CASH AND CASH EQUIVALENTS                 1,663,019       1,192,627

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       1,532,636         990,004
                                                    -----------     -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD           $ 3,195,655     $ 2,182,631
                                                    ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION --
   Income taxes paid                                $    52,000
                                                    ===========




                       See notes to financial statements

                                 PRESSTEK, INC.

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1995




1. BASIS OF PRESENTATION

     The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 31, 1994. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring.

     The Company was organized as a Delaware corporation on September 3, 1987 and was a development stage company through 1991. In September 1991, Heidelberger Druckmaschinen A.G. ("Heidelberg"), the world's largest printing press manufacturer introduced the Company's initial spark discharge based imaging technology, in a jointly developed product, the Heidelberg GTO-DI. In 1993, after investing substantial effort and resources, the Company completed the development of PEARL , a patented, proprietary, nonphotographic, digital imaging and printing plate technology for the printing and graphic arts industries. PEARL's laser diode technology is capable of imaging various types of Presstek printing plates either off-press or on-press which may then be used to produce full-color printed materials. PEARL has completely replaced the Company's spark discharge technology. The GTO-DI was reintroduced in September 1993, utilizing PEARL as its Direct Imaging technology. The Company is now building an installed base of customers which utilizes its proprietary consumable printing plates on PEARL equipped GTO-DI Heidelberg presses. Presstek is also engaged in the development of additional products and applications that incorporate its proprietary PEARL technologies and consumables, including both computer-to-plate and other direct-to-press applications. At this time, the Company relies on Heidelberg to generate substantially all of its revenues.

     The results of operations for the first quarter ended March 31, 1995 are not indicative of results of operations to be expected for the full year.

2. INVENTORY

     Inventory is valued at the lower of cost or market, with cost determined on the first-in, first-out method. At March 31, 1995 and December 31, 1994, inventory consisted of the following:


                                        March 31, 1995     December 31, 1994
                                        --------------     -----------------

Raw materials                             $1,450,001          $1,269,607
Work in process                            1,170,550             952,704
Finished goods                               297,080             573,854
                                          ----------          ----------
   Total                                  $2,917,631          $2,796,165
                                          ==========          ==========

Finished goods include $116,080 and $392,854 of consumable products available for resale at March 31, 1995 and December 31, 1994, respectively.


3. NET INCOME PER COMMON SHARE

   Net income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options and warrants. A summary of the calculations for the three month periods ended March 31, 1995 and March 31, 1994 follows:


                                           1995                         1994
                               --------------------------      --------------------------
                                                   Fully                          Fully
                                  Primary         Diluted        Primary         Diluted
                                  -------         -------        -------         -------
Net income                     $   160,002    $   160,002      $   319,675    $   319,675
                               ===========    ===========      ===========    ===========
Weighted average common
shares outstanding               7,206,906      7,235,560        6,855,553      6,920,147

Common equivalent shares
 from assumed conversion
 of outstanding options
 and warrants whose effect
 are not antidilutive on
 earnings per share              1,017,413      1,017,413          872,040        872,040

Less shares assumed
 repurchased using the
 treasury method for
 calculation of net
 shares outstanding               (457,975)      (355,624)        (392,100)      (392,100)
                               -----------    -----------      -----------    -----------
Weighted average common
 and common equivalent
 shares outstanding              7,766,344      7,897,349        7,335,493      7,400,087
                               ===========    ===========      ===========    ===========
Net income per common
 and common equivalent
 share                         $       .02     $      .02      $       .04    $       .04
                               ===========    ===========      ===========    ===========


4. INCOME TAXES

   There was no provision for federal income taxes for the three months ended March 31, 1995 or March 31, 1994 as a result of net operating loss carryforwards.

   As of March 31, 1995, the Company had net operating loss carryforwards totaling approximately $9,000,000. The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company's common stock.


5. SUBSEQUENT EVENT

   On April 19, 1995, the Board of Directors declared a two-for-one split of the Company's common stock to be effected in the form of a 100% stock dividend payable on May 22, 1995 to holders of record of its common stock on May 1, 1995.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.
          -------------------------------------------------


Results of Operations

   The Company was organized as a Delaware corporation on September 3, 1987 and was a development stage company through 1991. In September 1991, Heidelberger Druckmaschinen A.G. ("Heidelberg"), the world's largest printing press manufacturer introduced the Company's initial spark discharge based imaging technology, in a jointly developed product, the Heidelberg GTO-DI. In 1993, after investing substantial effort and resources, the Company completed the development of PEARL , a patented, proprietary, nonphotographic, digital imaging and printing plate technology for the printing and graphic arts industries. PEARL's laser diode technology is capable of imaging various types of Presstek printing plates either off-press or on-press which may then be used to produce full-color printed materials of a quality that industry experts consider comparable to lithographic industry standards. PEARL can print in color or black and white, at a lower cost than competitive processes. PEARL has completely replaced the Company's spark discharge technology. The GTO-DI was reintroduced in September 1993, utilizing PEARL as its Direct Imaging technology. PEARL Direct Imaging technology as implemented on the GTO-DI has been well accepted by the market and the Company is now building an installed base of customers which utilizes its proprietary consumable printing plates on PEARL equipped GTO-DI Heidelberg presses. Presstek is also engaged in the development of additional products and applications that incorporate its proprietary PEARL technologies and consumables, including both computer-to-plate and other direct-to-press applications. A new automated direct-to-press digital product manufactured by Heidelberg containing the Company's PEARL technology, and the Presstek PEARLsetterTM, a new Presstek stand-alone computer-to-plate system for off press plate making, will be shown at DRUPA'95. At this time, the Company relies on Heidelberg to generate substantially all of its revenues.

Revenues

   Revenues for the three month period ended March 31, 1995 of approximately $5,084,000 consisted principally of product sales, royalties, fees and other reimbursements earned under the Company's agreements with Heidelberg. Revenues increased $2,077,000 (69%) comparing the first quarter of 1995 with the same period in 1994, principally as a result of increased sales of PEARL imaging systems and consumable printing plates.

Costs of Products Sold

   Costs of products sold for the three month periods ended March 31, 1995 and 1994 of approximately $2,648,000 and $1,317,000, respectively, consisted of the material, labor, and overhead associated with product sales, as well as anticipated future warranty costs. The increase in margins, comparing the first quarter of 1995 with 1994, is a result of 1994 sales of PEARL retrofit imaging systems being made at lower margins than new systems.

Engineering and Product Development

   Engineering and product development expenses totaled $1,483,000 for the three month period ended March 31, 1995 compared to $873,000 for the same period in 1994. The increase in these expenditures of $610,000 (70%) resulted principally from increased expenditures for parts, supplies, and labor related to the Company's development programs with respect to the new Heidelberg press, the Presstek PEARLsetter, and other applications of the Company's technology.

Marketing

   Marketing expenses increased $127,000 (49%) for the first quarter of 1995 compared with the same period in 1994 primarily due to increased expenditures for additional personnel and for other promotional activities.

General and Administrative

   General and administrative expenses increased $119,000 (35%) comparing the first quarter of 1995 with 1994. This increase related principally to increased expenditures for salaries and other costs required to conduct the various general and administrative functions of the Company.

Net Income

   As a result of the foregoing, the Company realized net income of $160,000 for the first quarter of 1995 compared to net income of $320,000 for the same period in 1994.

Liquidity and Capital Resources

   At March 31, 1995, the Company had working capital of $9,676,000, an increase of $2,000,000 as compared to working capital of $7,676,000 at December 31, 1994. This increase was primarily attributable to net income from operations of $160,000; noncash items of depreciation and amortization of $201,000 and the provision for warranty costs of $110,000; a decrease in noncurrent marketable securities of $1,887,000 and issuances of common stock of $318,000 offset by additions to property and equipment and other assets of $574,000 and $86,000, respectively.

   Net cash provided by operating activities of $846,000 for the three month period ended March 31, 1995 resulted primarily from the net income from operations of $160,000 plus noncash items of depreciation and amortization and the provision for warranty costs of $201,000 and $110,000, respectively, a decrease in accounts receivable of $513,000 and an increase in accounts payable and accrued expenses of $46,000 offset by increases in inventory and other current assets of $121,000 and $39,000, respectively, and a decrease in accrued salaries and employee benefits of $40,000.

   Net cash provided by investing activities of $500,000 resulted principally from proceeds from the sales and maturities of marketable securities of $1,158,000 offset by additions to property and equipment used in the Company's business of $574,000 and increases in other assets of $86,000.

   Net cash provided by financing activities during the first quarter of 1995, consisted of $318,000 received from the sale of common stock incident to the exercise of various stock options and warrants.

   The Company's agreements with Heidelberg provide that during 1995 the Company will receive certain royalty payments and be reimbursed for certain engineering and development work provided to Heidelberg. Further, on April 4, 1995, the Company accepted orders totaling $19,000,000 from Heidelberg. This sum represents equipment and royalty revenues that will result from shipments of the Company's PEARL digital imaging hardware and software products. These products will be used by Heidelberg in both its existing GTO-DI product, as well as its newest digital imaging printing press.

   The Company estimates that existing funds and the funds generated under its agreements with Heidelberg will be sufficient to satisfy its anticipated cash requirements for the foreseeable future.

Effect of Inflation

   Inflation has not had, and is not expected to have, a material impact upon the Company's operations.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 5.  Other Information

   On April 27, 1995 the Company commenced legal action for misappropriation of trade secrets in Federal District Court in New Hampshire against Agfa-Gevaert, N.V. of Mortsel, Belgium ("Agfa").

   In the Complaint, the Company charged Agfa with misappropriation of the Company's trade secrets and breach of a Confidentiality Agreement entered into between the parties in the Fall of 1989, as well as violation of a Manufacturing Agreement entered into between the parties in 1991. According to the Company's pleadings, Agfa obtained confidential information from the Company with regard to the Company's direct imaging plate technology during the 1989-1991 time period when the Company was considering Agfa as a potential supplier to the Company of the Company's plates. The Company alleges that Agfa subsequently used the Company's confidential technology in its own development efforts, and that Agfa filed several patent applications in its own name based upon the Company's developments.

   The Company has requested a Preliminary Injunction enjoining Agfa from further use or disclosure of the Company's trade secrets and precluding Agfa from transferring or abandoning patent applications which the Complaint alleges Agfa filed based upon the Company's technology until the court can resolve the controversy.

   On April 21, 1995 the Company and Richard A. Williams, an Executive Vice President and Chief Operating Officer of the Company, entered into an amendment to Mr Williams' employment agreement with the Company which extended the term of his employment with the Company until March 31, 1997.


Item 6. Exhibits and Reports on Form 8-K.

(a)  10.1 Amendment to Employment Agreement of Richard A. Williams.

     27   Financial Data Schedule

(b) No reports on Form 8-K were filed for the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 1995

                                 PRESSTEK, INC.
                                 --------------
                                 (Registrant)

                                 By: /s/ Richard A. Williams
                                     ------------------------------
                                     Richard A. Williams
                                     Executive Vice President
                                     and Chief Operating Officer
                                     (Duly Authorized Officer)



                                 By: /s/ Glenn J. DiBenedetto
                                     ------------------------------
                                     Glenn J. DiBenedetto
                                     Chief Financial Officer
                                     (Principal Financial and
                                      Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT                                                 PAGE NO.
- - - - - -------                                                 --------

10.1      Amendment to Employment Agreement of             15
          Richard A Williams.

27        Financial Data Schedule                          17