Form 10-Q
period 1995-07-01
PRESSTEK INC /DE/
filed 1995-08-11
CIK 846876

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       July 1, 1995
                               ------------------------

                                       OR

- --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              -------------------  ----------------------
                         Commission file number 0-17541

                                 PRESSTEK, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                     02-0415170
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

8 Commercial Street, Hudson, New Hampshire                03051-3907
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code   (603) 595-7000

- --------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X   NO
    ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 7, 1995, there were 14,593,595 shares outstanding of the Registrant's common stock, $.01 par value per share.

                                 PRESSTEK, INC.

                                      INDEX

                                                                      PAGE

PART I                     FINANCIAL INFORMATION

         Item 1            Financial Statements

                           Balance Sheets as of July 1, 1995
                            (unaudited) and December 31, 1994             3

                           Statements of Operations for the
                            three and six month periods ended July 1,
                            1995 and June 30, 1994 (unaudited)            4

                           Statements of Cash Flows for the six
                            month periods ended July 1, 1995
                            and June 30, 1994 (unaudited)                 5

                           Notes to Financial Statements (unaudited)      6

         Item 2            Management's Discussion and Analysis of
                            Financial Condition and Results of
                            Operations                                    9

PART II                    OTHER INFORMATION

         Item 6            Exhibits and Reports on Form 8-K              13

Signatures                                                               14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 PRESSTEK, INC.

                                 BALANCE SHEETS

                                                                               July 1,                 December 31,
                                                                                1995                       1994
                                                                             -----------               ------------
                                                                             (Unaudited)
   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                               $  1,529,286                $  1,532,636
   Marketable securities                                                      2,065,642                     254,381
   Accounts receivable                                                        5,413,714                   4,187,049
   Inventory                                                                  4,170,143                   2,796,165
   Other current assets                                                         452,103                     756,592
                                                                             ----------                  ----------
         Total current assets                                                13,630,888                   9,526,823
                                                                             ----------                  ----------
MARKETABLE SECURITIES - NON CURRENT                                           1,973,440                   4,807,821
                                                                             ----------                  ----------
PROPERTY AND EQUIPMENT:
   Machinery and equipment                                                    4,220,572                   3,820,160
   Furniture and fixtures                                                       360,243                     281,844
   Leasehold improvements                                                     1,228,840                     956,574
   Other                                                                         42,572                      38,184
                                                                             ----------                  ----------
         Total                                                                5,852,227                   5,096,762
   Less accumulated depreciation
    and amortization                                                        ( 2,621,011)                ( 2,322,770)
                                                                             ----------                  ----------
         Property and equipment, net                                          3,231,216                   2,773,992
                                                                             ----------                  ----------
OTHER ASSETS:
   Patent application costs, net                                                788,362                     685,044
   Software development costs, net                                              574,406                     530,350
                                                                             ----------                  ----------
         Total other assets                                                   1,362,768                   1,215,394
                                                                             ----------                  ----------
            TOTAL                                                          $ 20,198,312                $ 18,324,030
                                                                             ==========                  ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                        $  1,672,321                $  1,225,492
   Accrued expenses                                                             508,321                     276,834
   Accrued salaries and employee benefits                                       429,728                     348,784
                                                                             ----------                  ----------
         Total current liabilities                                            2,610,370                   1,851,110
                                                                             ----------                  ----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized
    1,000,000 shares; no shares issued or
    outstanding                                                                       -                           -
   Common stock, $.01 par value; authorized
    25,000,000 shares; issued and outstanding
    14,558,318 shares at July 1, 1995;
    7,194,020 shares at December 31, 1994                                       145,583                      71,940
   Additional paid-in capital                                                18,980,241                  18,437,839
   Unrealized loss on marketable securities                                 (    37,019)                (   199,334)
   Deficit                                                                  ( 1,500,863)                ( 1,837,525)
                                                                             ----------                  ----------

         Stockholders' equity                                                17,587,942                  16,472,920
                                                                             ----------                  ----------

              TOTAL                                                        $ 20,198,312                $ 18,324,030
                                                                             ==========                  ==========

                        See notes to financial statements

                                 PRESSTEK, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended                            Six Months Ended
                                                 July 1, 1995    June 30, 1994                July 1, 1995   June 30, 1994
                                                 -----------------------------                ----------------------------
REVENUES:
   Product sales                                 $  3,915,541    $  2,176,362                 $  7,498,954    $  3,752,622
   Royalties and fees from licensees                1,587,906       1,711,119                    3,088,744       3,142,096
                                                   ----------      ----------                   ----------      ----------
         Total revenues                             5,503,447       3,887,481                   10,587,698       6,894,718
                                                   ----------      ----------                   ----------      ----------

COSTS AND EXPENSES:
   Cost of products sold                            2,901,095       1,706,443                    5,549,585       3,023,221
   Engineering and product development              1,393,688       1,333,354                    2,876,900       2,206,002
   Marketing                                          569,713         274,540                      953,936         532,023
   General and administrative                         570,512         392,791                    1,026,884         729,937
                                                   ----------      ----------                   ----------      ----------
         Total costs and expenses                   5,435,008       3,707,128                   10,407,305       6,491,183
                                                   ----------      ----------                   ----------      ----------

OTHER INCOME (EXPENSE):
   Dividend and interest                               95,275         105,805                      172,043         211,298
   Other - net                                         24,947     (     1,166)                       8,226          19,834
                                                   ----------      ----------                   ----------      ----------
         Other income - net                           120,222         104,639                      180,269         231,132
                                                   ----------      ----------                   ----------      ----------

INCOME BEFORE INCOME TAXES                            188,661         284,992                      360,662         634,667

PROVISION FOR INCOME TAXES                             12,000          20,000                       24,000          50,000
                                                   ----------      ----------                   ----------      ----------

NET INCOME                                       $    176,661    $    264,992                 $    336,662    $    584,667
                                                   ==========      ==========                   ==========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES                          15,933,563      14,370,622                   15,733,870      14,624,124
                                                   ==========      ==========                   ==========      ==========

NET INCOME PER COMMON AND COMMON
 EQUIVALENT SHARE                                       $ .01           $ .02                        $ .02           $ .04
                                                          ===             ===                          ===             ===


                        See notes to financial statements

                                 PRESSTEK, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Six Months               Six Months
                                                                                          July 1,                  June 30,
                                                                                           1995                     1994
                                                                                       ------------             --------
CASH FLOWS - OPERATING ACTIVITIES:
   Net income                                                                          $   336,662              $   584,667
   Adjustments to reconcile net income to net
    cash used for operating activities:
      Tax benefit of disposition of stock options                                                -                   50,000
      Depreciation and amortization                                                        406,044                  308,654
      Provision for warranty cost                                                          177,500                        -
      Gain on sale of assets                                                            (    8,226)              (   19,834)
 (Increase) decrease in:
      Inventory                                                                         (1,373,978)              (  210,285)
      Other current assets                                                                 304,489               (   82,405)
      Accounts receivable                                                               (1,226,665)              (1,460,739)
   Increase (decrease) in:
      Accounts payable and accrued expenses                                                500,816               (  624,051)
      Accrued salaries and employee benefits                                                80,944                   40,175
                                                                                         ---------                ---------
            Net cash used for
             operating activities                                                       (  802,414)              (1,413,818)
                                                                                         ---------                ---------

CASH FLOWS - INVESTING ACTIVITIES:
   Purchases of property and equipment                                                  (  861,863)              (  843,507)
   Increase in other assets                                                             (  198,831)              (  388,757)
   Proceeds from sale of equipment                                                          76,300                   19,834
   Sales and maturities of marketable securities                                         1,167,413                3,271,569
   Purchases of marketable securities                                                            -               (2,095,152)
                                                                                         ---------                ---------
            Net cash provided by (used for)
             investing activities                                                          183,019               (   36,013)
                                                                                         ---------                ---------

CASH FLOWS - FINANCING ACTIVITIES:
   Net proceeds from sale of common stock
    and warrants                                                                           616,045                1,295,112
                                                                                         ---------                ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (    3,350)              (  154,719)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                          1,532,636                  990,004
                                                                                         ---------                ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                              $ 1,529,286              $   835,285
                                                                                         =========                =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
   Income taxes paid                                                                   $    52,000
                                                                                         =========



                        See notes to financial statements

                                 PRESSTEK, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JULY 1, 1995

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

     The Company was organized as a Delaware corporation on September 3, 1987 and was a development stage company through 1991. In September 1991, Heidelberger Druckmaschinen A.G. ("Heidelberg"), the world's largest printing press manufacturer introduced the Company's initial spark discharge based imaging technology, in a jointly developed product, the Heidelberg GTO-DI. In 1993, after investing substantial effort and resources, the Company completed the development of PEARL(R), a patented, proprietary, nonphotographic, digital imaging and printing plate technology for the printing and graphic arts industries. PEARL's laser diode technology is capable of imaging various types of Presstek printing plates either off-press or on- press which may then be used to produce full-color printed materials. PEARL has completely replaced the Company's spark discharge technology. The GTO-DI was reintroduced in September 1993, utilizing PEARL as its Direct Imaging technology. The Company is now building an installed base of customers which utilizes its proprietary consumable printing plates on PEARL equipped Heidelberg presses. During the second quarter of 1995 the Company commenced shipments of kits to be utilized on Heidelberg's recently introduced Quickmaster DI 46-4. Presstek is also engaged in the development of additional products and applications that incorporate its proprietary PEARL technologies and consumables, including both computer-to-plate and other direct-to- press applications. At this time, the Company relies on Heidelberg to generate substantially all of its revenues.

     On June 19, 1995, the Company's Board of Directors determined to change its fiscal year from a calendar year ending December 31 to a fiscal year ending on the Saturday closest to December 31. Accordingly, the second quarter and six month periods of 1995 ended on July 1, 1995.

     The results of operations for the three and six month periods ended July 1, 1995 are not indicative of results of operations to be expected for the full year. Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

2.   INVENTORY

     Inventory is valued at the lower of cost or market, with cost determined on the first-in, first-out method. At July 1, 1995 and December 31, 1994, inventory consisted of the following:

                      July 1, 1995                     December 31, 1994
                     -------------                     -----------------

Raw materials          $2,066,643                           $1,269,607
Work in process         1,530,500                              952,704
Finished goods            573,000                              573,854
                       ----------                            ---------
   Total               $4,170,143                           $2,796,165
                        =========                            =========

Finished goods include $396,000 and $393,000 of consumable products available for resale at July 1, 1995 and December 31, 1994, respectively.

     3.   NET INCOME PER COMMON SHARE

     Net income per common share is computed by dividing net income by the weighted average number of Common Stock and Common Stock equivalent shares outstanding. Common Stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options and warrants.

     On April 19, 1995, the Company's Board of Directors declared a two-for-one stock split, effected in the form of a 100% stock dividend, during the second quarter of 1995. The split resulted in the issuance of 7,275,972 new shares of common stock.

     On August 2, 1994, the Company's Board of Directors authorized a five-for-four stock split, effected in the form of a 25% stock dividend, during the third quarter of 1994. All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the splits.

     A summary of the calculations for the three and six month periods ended July 1, 1995, and June 30, 1994 follows:

                                                      1995                                               1994
                                 -----------------------------------------------     ----------------------------------------------
                                     Three Months              Six Months               Three Months               Six Months
                                 ---------------------    ----------------------     ---------------------    ---------------------

                                               Fully                     Fully                     Fully                    Fully
                                 Primary      Diluted      Primary      Diluted       Primary     Diluted      Primary     Diluted
                                 -------      -------      -------      -------       -------     -------      -------     -------
Net income                       $176,661     $176,661     $336,662     $336,662     $264,992     $264,992     $584,667    $584,667
                                 ========     ========     ========     ========     ========     ========     ========    ========
Weighted average common
 shares outstanding            14,527,154   14,558,318   14,470,483   14,558,318   13,625,730   13,968,356   13,822,530  13,968,356

Common equivalent shares from
 assumed conversion of
 outstanding options and
 warrants whose effect are
 not antidilutive on earnings
 per share                      1,950,128   1,967,378     1,947,628    1,967,378    1,573,520    1,573,520   1,586,020    1,586,020

Less shares assumed repurchased
 using the treasury method for
 calculation of net shares
 outstanding                  (   543,719) (  485,133)  (   684,241)  (  485,133)  (  828,628)  (  828,628) (  784,426)  ( 784,426)
                               ----------   ----------   ----------   ----------   ----------   ----------  ----------  ----------

Weighted average common and
 common equivalent shares
 outstanding                   15,933,563   16,040,563   15,733,870   16,040,563   14,370,622   14,713,248   14,624,124  14,769,950
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========  ==========

Net income per common and
 common equivalent share            $ .01        $ .01        $ .02        $ .02       $ .02         $ .02        $ .04       $ .04
                                    =====        =====        =====        =====       =====         =====        =====       =====


4.   INCOME TAXES

     There was no provision for federal income taxes for the three and six month periods ended July 1, 1995 or June 30, 1994 as a result of net operating loss carryforwards.

     As of July 1, 1995, the Company had net operating loss carryforwards totaling approximately $11,800,000. The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company's common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     The Company was organized as a Delaware corporation on September 3, 1987 and was a development stage company through 1991. In September 1991, Heidelberger Druckmaschinen A.G. ("Heidelberg"), the world's largest printing press manufacturer introduced the Company's initial spark discharge based imaging technology, in a jointly developed product, the Heidelberg GTO-DI. In 1993, after investing substantial effort and resources, the Company completed the development of PEARL(R), a patented, proprietary, nonphotographic, digital imaging and printing plate technology for the printing and graphic arts industries. PEARL's laser diode technology is capable of imaging various types of Presstek printing plates either off-press or on-press which may then be used to produce full-color printed materials of a quality that industry experts consider comparable to lithographic industry standards. PEARL can print in color or black and white, at a lower cost than competitive processes. PEARL has completely replaced the Company's spark discharge technology. The GTO-DI was reintroduced in September 1993, utilizing PEARL as its Direct Imaging technology. PEARL Direct Imaging technology as implemented on the GTO-DI has been well accepted by the market and the Company is now building an installed base of customers which utilizes its proprietary consumable printing plates on PEARL equipped Heidelberg presses. The Company's relationship with Heidelberg has been expanded to include the development and manufacture of Direct Imaging kits to be utilized in Heidelberg's new four color, fully automated lithographic press, the Quickmaster DI 46-4. This press was introduced in May of 1995 at DRUPA '95, the industry's largest trade show, and was well received. Shipments of production kits to Heidelberg for use in the Quickmaster commenced in the second quarter of 1995. This new press incorporates certain improvements to the Company's PEARL Direct Imaging technologies and employs the Company's recently developed automatic plate changing cylinder which eliminates the need for manually changing plates between jobs. Presstek is also engaged in the development of additional products and applications that incorporate its proprietary PEARL technologies and consumables, including computer-to-plate and other direct-to-press applications.

     At this time, the Company relies on Heidelberg to generate substantially all of its revenues.

     On June 19, 1995, the Company's Board of Directors determined to change its fiscal year from a calendar year ending December 31 to a fiscal year ending on the Saturday closest to December 31. Accordingly, the second quarter and six month periods of 1995 ended on July 1, 1995.

     On April 19, 1995, the Company's Board of Directors authorized a two-for-one stock split, effected in the form of a 100% stock dividend, during the second quarter of 1995. The split resulted in the issuance of 7,275,972 new shares of common stock.

Revenues

     Revenues for the second quarter of 1995 totaled $5,503,000, an increase of $1,616,000 (42%) compared to $3,887,000 recorded for the second quarter of 1994. For the first six months of 1995, revenues increased to 10,588,000 (54%) compared to $6,895,000 recorded in the first six months of 1994. Product sales increased $1,739,000 and $3,746,000, respectively, comparing the three and six month periods in 1995 with the same periods in 1994, principally as a result of increased sales of the Company's PEARL on-press direct imaging technology, used in Heidelberg's GTO-DI and the new Quickmaster DI 46-4, and consumable printing plates.

Costs of Products Sold

     Costs of products sold for the second quarter and first six months of 1995 totaled $2,901,000 and $5,550,000 respectively compared to $1,706,000 and $3,023,000 for the same periods in 1994. These costs include materials, labor, and overhead associated with product sales as well as anticipated future warranty costs.

Engineering and Product Development

     Engineering and product development expenses for the second quarter and first six months of 1995 totaled $1,394,000 and $2,877,000, respectively, compared to $1,333,000 and $2,206,000 for the same periods in 1994. The increase of $61,000 (5%) for the quarter and $671,000 (30%) for the first six months of 1995 resulted principally from increased expenditures for parts, supplies, and labor related to the Company's development programs with respect to the Quickmaster DI 46-4, and other applications of the Company's technologies.

Marketing

     Marketing expenses for the second quarter and first six months of 1995 totaled $570,000 and $954,000, respectively, compared to $275,000 and $532,000 for the same periods in 1994. The increases of $295,000 (107%) for the quarter and $422,000 (79%) for the first six months of 1995 resulted from increased expenditures for additional personnel and related costs as well as various promotional activities which included one time DRUPA '95 trade show expenses.

General and Administrative

     General and administrative expenses for the second quarter and first six months of 1995 totaled $571,000 and $1,027,000, respectively, compared to $393,000 and $730,000 for the same periods in 1994. The increases of $178,000 (45%) for the quarter and $297,000 (41%) for the first six months of 1995 relate principally to increased expenditures for salaries and other costs required to conduct the various general and administrative functions of the Company.

Net Income

     As a result of the foregoing, the Company realized net income of $177,000 and $337,000 for the second quarter and first six months of 1995 compared to net income of $265,000 and $585,000 for the same periods in 1994.

Liquidity and Capital Resources

     At July 1, 1995, the Company had working capital of $11,021,000, an increase of $3,345,000 as compared to working capital of $7,676,000 at December 31, 1994. This increase was primarily attributable to net income from operations of $337,000; noncash items of depreciation and amortization of $406,000 and the provision for warranty costs of $178,000; a decrease in noncurrent marketable securities of $2,835,000 and issuances of common stock of $616,000 offset by additions to property and equipment and other assets of $862,000 and $199,000, respectively.

     Net cash used for operating activities of $802,000 for the first six months of 1995 resulted primarily from increases in inventory and accounts receivable of $1,374,000 and $1,227,000, respectively, offset by net income from operations of $337,000 plus noncash items of depreciation and amortization and provision for warranty costs of $406,000 and $178,000, respectively, a decrease in other current assets of $304,000 and increases in accounts payable and accrued expenses totaling $582,000.

     Net cash provided by investing activities of $183,000 resulted principally from proceeds from the sales and maturities of marketable securities of $1,168,000 and from the sale of equipment of $76,000 offset by additions to property and equipment used in the Company's business of $862,000 and increases in other assets of $199,000.

     Net cash provided by financing activities during the first six months of 1995, consisted of $616,000 received from the sale of common stock incident to the exercise of various stock options and warrants.

     The Company's agreements with Heidelberg provide that during 1995 the Company will receive certain royalty payments and be reimbursed for certain engineering and development work provided to Heidelberg. Further, during the first six months of 1995, the Company accepted orders totaling $26,800,000 from Heidelberg. This sum represents equipment and royalty revenues that will result from shipments of the Company's PEARL digital imaging hardware and software products. These products will be used by Heidelberg in both its existing GTO-DI product, as well as its Quickmaster DI 46- 4 digital imaging printing press.

     The Company estimates that existing funds and the funds generated under its agreements with Heidelberg will be sufficient to satisfy its anticipated cash requirements for its current business operations for the foreseeable future.

Effect of Inflation

     Inflation has not had, and is not expected to have, a material impact upon the Company's operations.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 4. Submission of Matters to a Vote of Security-Holders.

     On May 30, 1995, the Company held an Annual Meeting of Stockholders at which the election of directors was voted on by common stockholders of the Company. The results of the vote were as follows:

     Mr. Robert Howard, Dr. Lawrence Howard and Messrs. Richard A. Williams, Robert E. Verrando, Bert DePamphilis and Harold Sparks were elected to serve as members of the Company's Board of Directors for the ensuing year and until the election and qualification of their successors.

         The votes cast by stockholders with respect to the election of Directors were as follows:

                                 Votes Cast                     Votes
   Director                       "For"                       Withheld
   --------                       -----                       --------

Robert Howard                    6,291,487                     28,986
Dr. Lawrence Howard              6,303,158                     17,315
Richard A. Williams              6,303,799                     16,674
Robert E. Verrando               6,301,824                     18,649
Bert DePamphilis                 6,303,298                     17,175
Harold Sparks                    6,302,374                     18,099


Item 6. Exhibits and Reports on Form 8-K.

(a)  None

(b) A Form 8-K for the event dated June 19, 1995 was filed to report a change in the Company's fiscal year end to the Saturday closest to December 31.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 1995

                          PRESSTEK, INC.
                          (Registrant)

                           By: /s/ Richard A. Williams
                               ---------------------------------
                               Richard A. Williams
                               Executive Vice President
                               (Duly Authorized Officer)

                           By: /s/ Glenn J. DiBenedetto
                               ---------------------------------
                               Glenn J. DiBenedetto
                               Chief Financial Officer
                               (Principal Financial and
                                Accounting Officer)