Form 10-Q/A
period 1995-07-01
PRESSTEK INC /DE/
filed 1995-08-16
CIK 846876

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q


(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             July 1, 1995

                                       OR

---      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

                                  December 31
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES _X_   NO ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 7, 1995, there were 14,593,595 shares outstanding of the Registrant's common stock, $.01 par value per share.

                           PART II - OTHER INFORMATION


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

     The votes cast by stockholders with respect to the election of Directors were as follows:


                                 Votes Cast                    Votes
        Director                   "For"                      Withheld
        --------                 ----------                   --------
Robert Howard                    6,291,487                     28,986
Dr. Lawrence Howard              6,303,158                     17,315
Richard A. Williams              6,303,799                     16,674
Robert E. Verrando               6,301,824                     18,649
Bert DePamphilis                 6,303,298                     17,175
Harold Sparks                    6,302,374                     18,099


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibit 27.  Financial Data Schedule.

(b) A Form 8-K for the event dated June 19, 1995 was filed to report a change in the Company's fiscal year end to the Saturday closest to December 31.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 16, 1995


                                    PRESSTEK, INC.
                                    (Registrant)


                                    By:  /s/ Richard A. Williams
                                        ------------------------
                                             Richard A. Williams
                                             Executive Vice President
                                             (Duly Authorized Officer)


                                    By: /s/ Glenn J. DiBenedetto
                                       -------------------------
                                             Glenn J. DiBenedetto
                                             Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)