Form 10-Q
period 1995-09-30
PRESSTEK INC /DE/
filed 1995-11-13
CIK 846876

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1995

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to_____________________

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

      __________________________________________________________
         Former name, former address and former fiscal year,
                    if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]   NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 2, 1995, there were 14,663,653 shares outstanding of the Registrant's common stock, $.01 par value per share.

                                 PRESSTEK, INC.

                                      INDEX

                                                                 PAGE

PART I            FINANCIAL INFORMATION

         Item 1   Financial Statements

                  Balance Sheets as of September 30, 1995
                   (unaudited) and December 31, 1994              3

                  Statements of Operations for the
                   three and nine month periods ended
                   September 30, 1995 and 1994 (unaudited)        4

                  Statements of Cash Flows for the nine
                   month periods ended September 30, 1995
                   and 1994 (unaudited)                           5

                  Notes to Financial Statements (unaudited)       6

         Item 2   Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                     9

PART II           OTHER INFORMATION

         Item 6   Exhibits and Reports on Form 8-K                11

Signatures                                                        12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 PRESSTEK, INC.

                                 BALANCE SHEETS

                                                    September 30,   December 31,
                                                        1995           1994
                                                    ------------    ------------
                                                    (Unaudited)


   ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                      $  2,737,550     $  1,532,636
   Marketable securities                             1,069,834          254,381
   Accounts receivable - net                         6,391,000        4,187,049
   Inventory                                         5,047,859        2,796,165
   Other current assets                                388,818          756,592
                                                    ----------       ----------
         Total current assets                       15,635,061        9,526,823
                                                    ----------       ----------
MARKETABLE SECURITIES - NON CURRENT                  1,975,394        4,807,821
                                                    ----------       ----------

PROPERTY AND EQUIPMENT:

   Machinery and equipment                           4,746,409        3,820,160
   Furniture and fixtures                              360,642          281,844
   Leasehold improvements                            1,247,803          956,574
   Other                                                42,572           38,184
                                                    ----------       ----------
         Total                                       6,397,426        5,096,762
   Less accumulated depreciation
    and amortization                               ( 2,821,748)     ( 2,322,770)
                                                    ----------       ----------
         Property and equipment, net                 3,575,678        2,773,992
                                                    ----------       ----------

OTHER ASSETS:

   Patent application costs, net                       840,321          685,044
   Software development costs, net                     579,319          530,350
   Other, net                                           97,500                -
                                                    ----------       ----------
         Total other assets                          1,517,140        1,215,394
                                                    ----------       ----------
            TOTAL                                 $ 22,703,273     $ 18,324,030
                                                    ==========       ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                               $  2,152,009     $  1,275,492
   Accrued expenses                                    742,524          226,834
   Accrued salaries and employee benefits              358,506          348,784
                                                    ----------       ----------
         Total current liabilities                   3,253,039        1,851,110
                                                    ----------       ----------


STOCKHOLDERS' EQUITY:

   Preferred stock, $.01 par value; authorized
    1,000,000 shares; no shares issued or
    outstanding                                              -                -
   Common stock, $.01 par value; authorized
    25,000,000 shares; issued and outstanding
    14,643,600 shares at September 30, 1995;
    7,194,020 shares at December 31, 1994              146,436           71,940
   Additional paid-in capital                       19,961,888       18,437,839
   Unrealized loss on marketable securities        (    29,164)     (   199,334)
   Deficit                                         (   628,926)     ( 1,837,525)
                                                    ----------       ----------
         Stockholders' equity                       19,450,234       16,472,920
                                                    ----------       ----------
              TOTAL                               $ 22,703,273     $ 18,324,030
                                                    ==========       ==========

                       See notes to financial statements

                                 PRESSTEK, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Three Months Ended                                  Nine Months Ended
                                                     September 30,                                      September 30,
                                           ------------------------------------                 ------------------------------
                                               1995                    1994                         1995                  1994
                                           ------------            ------------                 ------------          --------
REVENUES:
   Product sales                          $  5,933,587            $  2,593,236                 $ 13,432,541          $  6,345,858
   Royalties and fees from licensees         1,695,000               1,847,093                    4,783,744             4,989,189
                                            ----------              ----------                   ----------            ----------
         Total revenues                      7,628,587               4,440,329                   18,216,285            11,335,047
                                            ----------              ----------                   ----------            ----------

COSTS AND EXPENSES:

   Cost of products sold                     4,249,736               1,761,981                    9,799,321             4,785,202
   Engineering and product development       1,589,777               1,629,544                    4,466,677             3,835,546
   Marketing                                   408,035                 341,331                    1,361,971               873,354
   General and administrative                  492,635                 242,663                    1,519,519               972,600
                                            ----------              ----------                   ----------            ----------
         Total costs and expenses            6,740,183               3,975,519                   17,147,488            10,466,702
                                            ----------              ----------                   ----------            ----------

OTHER INCOME:
   Dividend and interest                        74,536                 103,590                      246,579               314,888
   Other                                   (    10,003)            (    12,654)                 (     1,777)                7,180
                                            ----------              ----------                   ----------            ----------
         Other income - net                     64,533                  90,936                      244,802               322,068
                                            ----------              ----------                   ----------            ----------

INCOME BEFORE INCOME TAXES                     952,937                 555,746                    1,313,599             1,190,413

PROVISION FOR INCOME TAXES                      81,000                  45,000                      105,000                95,000
                                            ----------              ----------                   ----------            ----------
NET INCOME                                $    871,937            $    510,746                 $  1,208,599          $  1,095,413
                                            ==========              ==========                   ==========            ==========

WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES                   16,066,947              15,217,694                   15,837,946            14,781,348
                                            ==========              ==========                   ==========            ==========

NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE                         $ .05                   $ .03                        $ .08                 $ .07
                                                   ===                     ===                          ===                   ===

                        See notes to financial statements

                                 PRESSTEK, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Nine Months              Nine Months
                                                                                       September 30,            September 30,
                                                                                           1995                     1994
                                                                                       -------------            -------------
CASH FLOWS - OPERATING ACTIVITIES:
   Net income                                                                          $ 1,208,599              $ 1,095,413
   Adjustments to reconcile net income to net
    cash used for operating activities:
     Tax benefit of disposition of stock options                                           76,000                    50,000
     Depreciation and amortization                                                        668,413                   471,826
     Provision for warranty cost                                                          322,500                    77,000
    (Gain) loss on sale of assets                                                           1,777                (   23,703)
 (Increase) decrease in:
      Inventory                                                                         (2,251,694)              (  494,031)
      Other current assets                                                                 366,935               (   14,092)
      Accounts receivable                                                               (2,203,951)              (2,832,992)
   Increase (decrease) in:
      Accounts payable and accrued expenses                                              1,069,707               (  105,245)
      Accrued salaries and employee benefits                                                 9,722               (   20,834)
                                                                                         ---------                ---------
            Net cash used for
             operating activities                                                       (  731,992)              (1,796,658)
                                                                                         ---------                ---------
CASH FLOWS - INVESTING ACTIVITIES:
   Purchases of property and equipment                                                  (1,407,767)              (1,190,667)
   Increase in other assets                                                             (  413,290)              (  516,962)
   Proceeds from sale of equipment                                                          76,300                   25,436
   Sales and maturities of marketable securities                                         2,159,119                2,027,313
                                                                                         ---------                ---------
            Net cash provided by
             investing activities                                                          414,362                  345,120
                                                                                         ---------                ---------

CASH FLOWS - FINANCING ACTIVITIES:
   Net proceeds from sale of common stock
    and warrants                                                                         1,522,544                2,096,889
                                                                                         ---------                ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                                    1,204,914                  645,351

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                          1,532,636                  990,004
                                                                                         ---------                ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                              $ 2,737,550              $ 1,635,355
                                                                                         =========                =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
   Income taxes paid                                                                   $    52,000
                                                                                         =========



                        See notes to financial statements

                                 PRESSTEK, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1995

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

     The Company was organized as a Delaware corporation on September 3, 1987 and was a development stage company through 1991. In September 1991, Heidelberger Druckmaschinen A.G. ("Heidelberg"), the world's largest printing press manufacturer introduced the Company's initial spark discharge based imaging technology, in a jointly developed product, the Heidelberg GTO-DI. In 1993, after investing substantial effort and resources, the Company completed the development of PEARL(R), a patented, proprietary, nonphotographic, toxic-free, digital imaging and printing plate technology for the printing and graphic arts industries. PEARL's laser diode technology is capable of imaging various types of Presstek printing plates either off- press or on-press which may then be used to produce high quality, full-color lithographic printed materials. PEARL has completely replaced the Company's spark discharge technology. The GTO-DI was reintroduced in September 1993, utilizing PEARL as its Direct Imaging technology. The Company is now building an installed base of customers which utilizes its proprietary consumable printing plates on PEARL equipped Heidelberg presses. During the second quarter of 1995 the Company commenced shipments of kits to be utilized on Heidelberg's recently introduced Quickmaster DI 46-4. Presstek is also engaged in the development of additional products and applications that incorporate its proprietary PEARL technologies and consumables, including both computer-to-plate and other direct-to-press applications. At this time, the Company relies on Heidelberg to generate substantially all of its revenues.

     On June 19, 1995, the Company's Board of Directors determined to change its fiscal year from a calendar year ending December 31 to a fiscal year ending on the Saturday closest to December 31. Accordingly, the third quarter and nine month periods of 1995 ended on September 30, 1995. Fiscal 1995 will end on December 30, 1995.

     The results of operations for the three and nine month periods ended September 30, 1995 are not indicative of results of operations to be expected for the full year. Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

2.    INVENTORY

   Inventory is valued at the lower of cost or market, with cost determined on the first-in, first-out method. At September 30, 1995 and December 31, 1994, inventory consisted of the following:

                                  September 30, 1995  December 31, 1994
                                  ------------------  -----------------
Raw material                         $1,947,859          $1,269,607
Work in process                       2,420,000             952,704
Finished goods                          680,000             573,854
                                      ---------           ---------
   Total                             $5,047,859          $2,796,165
                                      =========           =========

Finished goods include $425,000 and $393,000 of consumable products available for resale at September 30, 1995 and December 31, 1994, respectively.

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

   A summary of the calculations for the three and nine month periods ended September 30, 1995 and 1994 follows:

                                                           1995
                                  ------------------------------------------------------
                                        Three Months                Nine Months
                                  ------------------------       -----------------------

                                                    Fully                       Fully
                                     Primary       Diluted       Primary       Diluted
                                     -------       -------       -------       -------

Net income                        $    871,937  $    871,937  $  1,208,599  $  1,208,599
                                    ==========    ==========    ==========    ==========

Weighted average common
 shares outstanding                 14,605,296    14,643,585    14,515,090    14,643,585

Common equivalent shares
 from assumed conversion
 of outstanding options and
 warrants whose effect are
 not antidilutive on earnings
 per share                           1,919,111     1,919,111     1,864,861     1,914,111

Less shares assumed repurchased
 using the treasury method for
 calculation of net shares
 outstanding                       (   457,460)  (   457,460)  (   542,005)  (   471,965)
                                    ----------    ----------    ----------    ----------

Weighted average common and
 common equivalent shares
 outstanding                        16,066,947    16,105,236    15,837,946    16,085,731
                                    ==========    ==========    ==========    ==========

Net income per common and
 common equivalent share                  $.05          $.05          $.08          $.08
                                           ===           ===           ===           ===




                                                            1994
                                  ---------------------------------------------------------
                                        Three Months                  Nine Months
                                  ---------------------------      ------------------------
                                                     Fully                        Fully
                                      Primary       Diluted        Primary       Diluted
                                      -------       -------        -------       -------

Net income                         $    510,746  $    510,746   $  1,095,413  $  1,095,413
                                     ==========    ==========     ==========    ==========

Weighted average common
 shares outstanding                  14,104,236    14,301,988     13,917,464    14,301,988

Common equivalent shares
 from assumed conversion
 of outstanding options and
 warrants whose effect are
 not antidilutive on earnings
 per share                            2,086,418     2,086,418      2,083,918     2,086,418

Less shares assumed repurchased
 using the treasury method for
 calculation of net shares
 outstanding                        (   972,960)  (   925,068)   ( 1,220,034)  (   925,068)
                                     ----------    ----------     ----------    ----------

Weighted average common and
 common equivalent shares
 outstanding                         15,217,694    15,463,338     14,781,348    15,463,338
                                     ==========    ==========     ==========    ==========

Net income per common and
 common equivalent share                   $.03          $.03           $.07          $.07
                                            ===           ===            ===           ===

4.    INCOME TAXES

     There was no provision for federal income taxes for the three and nine month periods ended September 30, 1995 or 1994 as a result of net operating loss carryforwards.

     As of September 30, 1995, the Company had net operating loss carryforwards totaling approximately $13,500,000. The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company's common stock.

Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations.

Results of Operations

     The Company was organized as a Delaware corporation on September 3, 1987 and was a development stage company through 1991. In September 1991, Heidelberger Druckmaschinen A.G. ("Heidelberg"), the world's largest printing press manufacturer introduced the Company's initial spark discharge based imaging technology, in a jointly developed product, the Heidelberg GTO-DI. In 1993, after investing substantial effort and resources, the Company completed the development of PEARL(R), a patented, proprietary, nonphotographic, toxic-free, digital imaging and printing plate technology for the printing and graphic arts industries. PEARL's laser diode technology is capable of imaging various types of Presstek printing plates either off-press or on-press which may then be used to produce high-quality, full-color lithographic printed materials. PEARL can print in color or black and white, at a lower cost than competitive processes. PEARL has completely replaced the Company's spark discharge technology. The GTO-DI was reintroduced in September 1993, utilizing PEARL as its Direct Imaging technology. PEARL Direct Imaging technology as implemented on the GTO-DI has been well accepted by the market and the Company is now building an installed base of customers which utilizes its proprietary consumable printing plates on PEARL equipped Heidelberg presses. The Company's relationship with Heidelberg has been expanded to include the development and manufacture of Direct Imaging kits to be utilized in Heidelberg's new four color, fully automated lithographic press, the Quickmaster DI 46-4. This press was introduced in May of 1995 at DRUPA '95, the industry's largest trade show, and was well received. Shipments of production kits to Heidelberg for use in the Quickmaster commenced in the second quarter of 1995. This new press incorporates certain improvements to the Company's PEARL Direct Imaging technologies and employs the Company's recently developed automatic plate changing cylinder which eliminates the need for manually changing plates between jobs. Presstek is also engaged in the development of additional products and applications that incorporate its proprietary PEARL technologies and consumables, including computer-to-plate and other direct-to-press applications.

     At this time, the Company relies on Heidelberg to generate substantially all of its revenues.

     On June 19, 1995, the Company's Board of Directors determined to change its fiscal year from a calendar year ending December 31 to a fiscal year ending on the Saturday closest to December 31. Accordingly, the third quarter and nine month periods of 1995 ended on September 30, 1995. Fiscal 1995 will end on December 30, 1995.

     On April 19, 1995, the Company's Board of Directors authorized a two-for-one stock split, effected in the form of a 100% stock dividend, during the second quarter of 1995. The split resulted in the issuance of 7,275,972 new shares of common stock.

Revenues

     Revenues for the third quarter of 1995 totaled $7,629,000, an increase of $3,189,000 (72%) compared to $4,440,000 recorded for the third quarter of 1994. For the first nine months of 1995, revenues increased to 18,216,000 (61%) compared to $11,335,000 recorded in the first nine months of 1994. Product sales increased $3,340,000 and $7,087,000, respectively, comparing the three and nine month periods in 1995 with the same periods in 1994, principally as a result of increased sales of the Company's PEARL on-press direct imaging technology, used in Heidelberg's GTO-DI and the new Quickmaster DI 46-4, and consumable printing plates.

Costs of Products Sold

   Costs of products sold for the third quarter and first nine months of 1995 totaled $4,250,000 and $9,799,000 respectively compared to $1,762,000 and $4,785,000 for the same periods in 1994. These costs include materials, labor, and overhead associated with product sales as well as anticipated future warranty costs.

Engineering and Product Development

     Engineering and product development expenses for the third quarter and first nine months of 1995 totaled $1,590,000 and $4,467,000, respectively, compared to $1,630,000 and $3,836,000 for the same periods in 1994. The increase for the first nine months of 1995 compared with the same period in 1994, resulted principally from increased expenditures, incurred principally during the first quarter of 1995, for parts, supplies, and labor related to the Company's development programs with respect to the Quickmaster DI 46-4, as well as other applications of and matters relating to the Company's technologies.

Marketing

     Marketing expenses for the third quarter and first nine months of 1995 totaled $408,000 and $1,362,000, respectively, compared to $341,000 and $873,000 for the same periods in 1994. The increases of $67,000 (20%) for the quarter and $489,000 (56%) for the first nine months of 1995 resulted from increased expenditures for additional personnel and related costs as well as various promotional activities which included one time DRUPA '95 trade show expenses incurred principally during the second quarter of 1995.

General and Administrative

     General and administrative expenses for the third quarter and first nine months of 1995 totaled $493,000 and $1,520,000, respectively, compared to $243,000 and $973,000 for the same periods in 1994. The increases of $250,000 (103%) for the quarter and $547,000 (56%) for the first nine months of 1995 relate principally to increased expenditures for salaries and other costs required to conduct the various general and administrative functions of the Company.

Net Income

     As a result of the foregoing, the Company realized net income of $872,000 and $1,209,000 for the third quarter and first nine months of 1995 compared to net income of $511,000 and $1,095,000 for the same periods in 1994.

Liquidity and Capital Resources

     At September 30, 1995, the Company had working capital of $12,382,000, an increase of $4,706,000 as compared to working capital of $7,676,000 at December 31, 1994. This increase was primarily attributable to net income from operations of $1,209,000; noncash items of depreciation and amortization of $668,000, the provision for warranty costs of $323,000, and the tax benefit of disposition of stock options of 76,000; a decrease in noncurrent marketable securities of $2,833,000 and proceeds from issuances of common stock and sales of equipment of $1,523,000 and $76,000, respectively, offset by additions to property and equipment and other assets of $1,408,000 and $413,000, respectively.

     Net cash used for operating activities of $732,000 for the first nine months of 1995 resulted primarily from increases in inventory and accounts receivable of $2,252,000 and $2,204,000, respectively, offset by net income from operations of $1,209,000 plus noncash items of depreciation and amortization, the provision for warranty costs and the tax benefit of disposition of stock options of $668,000, $323,000, and $76,000, respectively, a decrease in other current assets of $367,000 and increases in accounts payable and accrued expenses totaling $1,079,000.

     Net cash provided by investing activities of $414,000 for the first nine months of 1995 resulted principally from proceeds from the sales and maturities of marketable securities of $2,159,000 and from the sale of equipment of $76,000 offset by additions to property and equipment used in the Company's business of $1,408,000 and increases in other assets of $413,000.

   Net cash provided by financing activities during the first nine months of

1995, consisted of $1,523,000 received from the sale of common stock incident to the exercise of various stock options and warrants.

     The Company's agreements with Heidelberg provide that during 1995 the Company will receive certain royalty payments and be reimbursed for certain engineering and development work provided to Heidelberg. Further, during the first nine months of 1995, the Company accepted orders totaling $26,800,000 from Heidelberg. This sum represents equipment and royalty revenues that have resulted and will result from shipments of the Company's PEARL digital imaging hardware and software products.

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


Dated: November 10, 1995                          PRESSTEK, INC.
                                                  (Registrant)


                                             By:  /s/ Richard A. Williams
                                                  ----------------------------
                                                      Richard A. Williams
                                                      Executive Vice President
                                                     (Duly Authorized Officer)


                                             By: /s/ Glenn J. DiBenedetto
                                                 ----------------------------
                                                     Glenn J. DiBenedetto
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)