Form 10-K
period 1995-12-30
PRESSTEK INC /DE/
filed 1996-03-29
CIK 846876

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 30, 1995

                                       OR

      | | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

                                     0-17541

                              (Commission File No.)

                                 PRESSTEK, INC.

             (Exact name of registrant as specified in its charter)

        Delaware                                           02-0415170
(State or other juris-                                (I.R.S. Employer
diction of incorporation or                           Identification No.)
organization)

            8 Commercial Street, Hudson, New Hampshire 03051
           (Address of principal executive offices including zip code)

Registrant's telephone number, including area code:  (603) 595-7000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes _ X_   No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The  aggregate   market  value  of  the   registrant's   Common  Stock  held  by
non-affiliates as of March 12, 1996 was approximately $1,279,000,000.

As of March 12, 1996 there were 15,074,246 shares of the registrant's Common Stock outstanding.

                  Documents Incorporated by Reference:  None

                                    PART I

Item 1.  Business.

General

     Presstek, Inc. (the "Company"), which was incorporated in the State of Delaware in September 1987, continues to further develop and market its proprietary, digital imaging technologies and system architectures (the "Direct Imaging" technologies), and non-photographic consumables primarily to the graphic arts and related imaging industries. The Company's current Direct Imaging technologies, referred to as PEARL(R) permit the direct digital imaging of printing plates and films which eliminates the need for photosensitive materials and the hazardous waste by-products usually associated with these processes. The Company's system accepts digital PostScript(R)* compatible files from digitally based electronic prepress systems and images the color separated pages directly on to the Company's proprietary non-photographic based consumables.

     PEARL, is a high resolution, high powered semiconductor laser diode imaging technology and is the result of significant past development efforts by the Company. The Company believes that PEARL represents a technological breakthrough for the worldwide printing and publishing industry and has several applications for it and its consumables in the graphic arts industry: a printing press (the "Direct Imaging Printing Press") and a stand-alone computer-to-plate imaging device (the "PEARLsetterTM"), both of which incorporate the Company's PEARL Direct Imaging technology. PEARL uses its precision, high powered semiconductor laser diode to ablate, or remove the materials from the surface of the Company's plates to produce precisely positioned and formed laser dots at resolutions up to 2540 dots per inch. When these laser dots are combined by the Company's proprietary system (software, firmware and hardware) they form printers' dots from which high quality, lithographic color print images are printed. The graphic arts industry recognizes that the automation and simplification of the color printing process resulting from the use of these types of computer direct-to-plate and direct-to-press devices, will provide significant reductions in the time and cost of multi-color lithographic printing. Therefore, the Company believes the graphic arts industry will move with ever increasing speed towards computer-to-plate imaging devices and computer-to-press printing systems. The Company also believes that its PEARL laser ablation imaging technology's ability to produce high quality

- ----------

*  PostScript is a registered trademark of Adobe Systems, Inc.

printed materials, with freedom from environmental concerns, represents a breakthrough in the expanding market for computer-to-plate/press products. As a result, the Company believes its past investments in its proprietary PEARL Direct Imaging technology and its years of experience in developing digital imaging systems (software, firmware and hardware) places the Company in a significant position in the markets it has chosen to serve.

Strategic Alliances/Proposed New Products

     The Company continues to pursue a strategy based on alliances and relationships with major corporations in the graphic arts and other industries encompassing licensing, product development and commercialization, manufacturing, marketing, distribution, sales and services. The Company and Heidelberger Druckmaschinen AG ("Heidelberg"), the world's largest manufacturer of printing presses and printing equipment, based in Germany, have jointly developed the first Heidelberg Direct Imaging Printing Press (the "GTO-DI"). The Company and Heidelberg experienced a wider range of market applications, and greater market acceptance due to the improved image quality of a PEARL equipped GTO-DI press. As a result, the Company's relationship with Heidelberg has been expanded to include a new, four color, fully automated lithographic press, the Quickmaster DI 46-4 ("Quickmaster DI") which was jointly designed by the Company and Heidelberg to take full advantage of the Company's improved implementation of its Direct Imaging Technology. The press, which was introduced by Heidelberg in May 1995, has a smaller "footprint" than existing four color presses and employs the Company's recently developed automatic plate changing cylinder which eliminates the need for manually changing plates between jobs. This press also employs many other innovations which will result in reduced costs per printed page and contains or employs nine of the Company's patented technologies, some of which have been licensed to Heidelberg. The Company believes that the Quickmaster-DI will be able to compete on jobs requiring as few as 200 sheets per job, while also being able to produce runs in excess of 20,000 sheets at a cost that cannot be equalled by any existing "on demand" four color printing system. Both Heidelberg and the Company believe the Quickmaster-DI will greatly expand the use of the Company's Direct Imaging technology and allow a much broader cross section of the graphic arts market to experience the productivity and lower cost benefits of direct-to-press digital, high quality lithographic printing. The Company also has an agreement with the Adast-Adamov Company, a manufacturer of offset lithographic presses. This agreement will result in the use of Company's direct imaging technologies on a larger format (19" x 26") multicolor press. This new, large format direct imaging press is being publicly displayed for the first time at the Graphic Communications Tradeshow in Philadelphia on March 28-30, 1996. The Company believes the availability of a larger format direct imaging press will provide a greater number of market applications and will strengthen the Company's position in the direct-to-press market. Currently, the Company is engaged in discussions relating to additional strategic relationships and/or arrangements focused principally on the PEARLsetter, other Direct Imaging Printing Presses and the manufacture and distribution of the Company's consumables, for these and other applications.

Background

     The Company believes that thermally based computer-to-press imaging devices and computer-to-plate printing systems, free of environmental concerns, will eventually replace photo chemically based imaging systems as the preferred method for providing printing plates in the graphic arts industry. The most current and widely used method for producing color printing plates for the full-color printing process employs desktop computers, which outputs PostScript compatible digital data to a film imaging device, known as a film recorder, or imagesetter. The film recorder is used to expose four pieces of film, each representing a corresponding color separation for yellow, cyan, magenta and black, the subtractive primary colors used in combination to produce process color printing. Each of these unprocessed films must then be developed utilizing photographic chemical developing systems which generate waste effluents that are difficult to dispose of in an environmentally sound manner. The four processed films are then delivered to the printer for imposition, platemaking, and printing. Imposition is a costly, time and labor intensive process preceding platemaking, in which all of the image elements required to maximize the available imaging area of the plate are manually assembled to make the most efficient use of the plate material. Once the components of the press sheet are imposed for each of the four separations, each is then exposed onto separate plates, typically using ultra-violet light sources and vacuum frames to hold the imposed image tightly against the plate material during its exposure cycle. To produce the final printing plates, the exposed plates must then go through a chemical development process similar to that which is used to develop the separation films. This process also produces chemical wastes which must be disposed of in an environmentally sound manner at an ever increasing cost to the printer. The printer then brings the plates to the press, mounts the plates on the press, registers or precisely aligns all four plates one to another, adjusts the ink density and settings, and then, begins the actual printing process on the press. The complex nature of color printing utilizing a conventional press is such that the quality of the printed materials are very dependent on the press operators performing these highly skilled functions.

     In response to perceived market opportunities for more time and cost-effective color printing; (an opportunity that would encompass taking better advantage of the growing use of PostScript based digital prepress systems; one that would be less reliant on operator skills and that would be free from chemical processes and environmental concerns,) the Company undertook development of its proprietary Direct Imaging technologies.

     The original implementation of the Company's Direct Imaging technology employed a complex system of software and hardware. This first generation process imaged or etched the Company's proprietary printing plates by means of discharging an electrical spark (the "spark discharge" technology). The spark discharge technology, while lacking in some aspects, was viable enough to allow the Company to develop a business relationship with Heidelberg and apply the spark discharge technology on an initial product offering introduced in September 1991, the Heidelberg GTO-DI. The GTO-DI was initially introduced by Heidelberg at Print '91. In 1992, the Company began shipping to Heidelberg spark discharge based DI Kits for integration into GTO presses. The resultant GTO-DI's were used by Heidelberg distributors for customer sales as well as for shows and demonstrations worldwide.

     The Company realized that the use of a laser based imaging concept as a replacement for its spark discharge technology held the promise of significantly improved image quality. In response to the market's demand for higher quality printed materials, even in the short-run markets, the Company developed its high resolution semiconductor laser diode based imaging technology, PEARL. In 1993, the Company introduced its PEARL Direct Imaging Technology. This second generation technology is based on the same concept as the spark discharge technology which, under computer control, burns away the surface of the plate material except that it employs the use of an infrared semiconductor laser in place of the spark discharge. This second generation PEARL technology completely replaced the Company's prior spark discharge technology.

     The GTO-DI was reintroduced by Heidelberg with PEARL in September 1993. The Company began shipping initial kits necessary to install the PEARL Imaging System on the GTO-DI to Heidelberg in September 1993, with full production commencing in February 1994. The Company believes that its PEARL Direct Imaging technologies as implemented on the GTO-DI has been well accepted by the market, which includes commercial printers, color service bureaus, digital on-demand print shops and corporate in-house plants.

     The Company believes the radically different press design of the Quickmaster-DI, in concert with the Company's third generation of Direct Imaging technology targeted towards the growing short run process color print market has been well received by the print industry. The product won the 1995 Intertech New Technology award and in February 1996 two Seybold Editors' Awards at Seybolds

16th Annual Boston Seminars Conference oriented towards the printing and publishing market. One award was made to the Company for it PEARL Direct Imaging Technology and one to Heidelberg for the Quickmaster DI. The Company also received the National Association of Printers and Lithographers Award for the contribution its Direct Imaging Technology has made to the printing industry.

The Company's PEARL Direct Imaging Technology System and
Consumables

     The Company's PEARL Direct Imaging technology is part of the PEARL imaging system for producing imaged color printing plates and nonphotosensitive films in a simple one-step process (the "PEARL Imaging System"). The primary elements of the PEARL Imaging System are:

            (i) DI Server Computer - which accepts, stores and allows for viewing the bitmapped files of the digital page and then transmits that data to implement the imaging function. The DI Server consists of either a Pentium(R)* or a DEC Alpha(R)** based computer, image capture software, viewing software and memory.

            (ii) The Imaging Computer - communicates with the DI Server to receive, store and implement the imaging function.

            (iii) Imaging heads - consist of the semi-conductor laser diodes and drivers, lens assembly, precision carriage assembly and chiller systems.

            (iv) Consumables - consist of wet and dry aluminum based printing plates and wet and dry polyester based printing plates.

The Direct Imaging Press

     The Direct Imaging Printing Press automates or eliminates most of the intermediate processes and steps necessary for full color printing, including many of the highly skilled functions required to prepare the press. The plates are imaged in register directly on the press. After the plates are wiped either automatically or manually, an operator can begin the printing process. The use of dry offset plates in the printing process eliminates the need for the chemical dampening solution and its required balancing. Proper ink density is automatically pre-set by the computer. The Company and its licensees typically jointly develop and/or work together on the development of the press. The Company, as more fully described below, supplies hardware components and subassemblies and software necessary for

- ----------
*    Pentium is a registered trademark of Intel Corp.

**   Alpha is a registered trademark of Digital Equipment Corporation.

installation of PEARL Imaging Systems (the "PEARL Kits") into two, four and five color presses. The advantages and features of the direct imaging presses include:

     o the ability to accept and buffer the bitmapped image data of fully composed pages, particularly those utilizing postscript interpreters;

     o    imaging on-press of all two, four or five plates simultaneously;

     o imaging of the plates directly on the plate cylinders, in register (i.e., the fitting of two or more printing images in precise alignment with each other);

     o elimination of the need for plate development processes, by-products of which cause environmental concerns;

     o the imaged plates are waterless, therefore eliminating the need of the chemical dampening solution and its required balancing; and

     o automatic pre-setting of the ink keys from the bitmap already resident in the computer.

     As a result, process color offset lithographic printing can be produced with fewer complex steps and at a lower cost than in the case of other conventional color printing methods. The time savings in producing four color work would permit a printer to perform a greater number of printing jobs per day more cost effectively with less waste.

     Further, by accepting the digital data directly from a prepress page layout system, the user of a press equipped with the Company's direct imaging benefits from the efficiency and cost advantages of electronic page make up and, by extending the use of digital data to the printing process, permits a closure of the digital loop in the production of color printing.

     The Company believes that its PEARL based direct imaging computer-to-press technology with PEARL has been well received by the industry. By the end of 1995 the Company had shipped 211 of its PEARL Imaging Kits.

Presstek Consumables

     The Company has and continues to develop its proprietary, thermally based consumables that are imaged by its PEARL semiconductor laser diode imaging technology. As part of the PEARL laser diode development process the Company has increased the number, types and functional characteristics of its consumable products. These consumables currently include a polyester based dry printing plate, a polyester based wet printing plate, an aluminum based dry printing plate and an aluminum based wet printing plate. There are additional consumable products in various stages of development including a non-photosensitive film which may, in the future, provide new sources of consumable revenues.

     The Company has developed and is currently having manufactured by Rexham Industries Corp ("Rexham"), a custom maker of precision films based in North Carolina, both the polyester- and aluminum-based dry and wet offset printing plates. The Company believes that wet offset plates imaged by its PEARL Direct Imaging technology have applications for use on the large installed base of existing printing presses. This population of printing presses operates with a dampening system which requires wet offset printing plates. The Company has also developed a prototype non-photosensitive film that it believes has market applications imaged by its PEARL Direct Imaging technology. Although the Company believes that it can complete the development and commercialization of the polyester and aluminum based wet offset printing plates and its non-photosensitive film and other consumable products, there can be no assurances that it can do so.

     The Company, realizing that sources for the Company's requirements for current and new PEARL consumables, plates and films, would have to be found, in February 1996 acquired 90% of the outstanding common stock (the "Purchased Shares") of Catalina Coatings, Inc. ("Catalina"), an Arizona corporation engaged in the development, manufacture and sale of vacuum deposition coating equipment and the licensing and sublicensing of patent rights with respect to a vapor deposition process to coat moving webs of materials at high speeds. The aggregate consideration paid by the Company pursuant to the Stock Purchase Agreement was $8,400,000, of which $8,200,000 represented the purchase price of the Purchased Shares and $200,000 represented consideration for the non-competition and confidentiality covenants of two of the principal shareholders of Catalina who sold their shares to the Company. During the fiscal year ended December 31, 1995, Catalina, a Subchapter S corporation, achieved net income of approximately $1,542,000 on revenues of approximately $5,400,000.

     The Company intends that Catalina, which operates as a subsidiary of the Company, will develop the equipment the Company needs to manufacture its PEARL thermal printing plates and films in a more cost effective manner than using currently available conventional technology. Even if Catalina commences manufacturing of PEARL thermal printing plates and films the Company may still need to enter into manufacturing arrangements with third parties. The Company is currently engaged in discussions with certain other parties relating to entering into strategic alliances, arrangements or relationships with respect to the manufacture and/or the distribution of the Company's PEARL consumables. There can be no assurance that the Company will be able to enter into any arrangements for the manufacturing of its consumables, or that such arrangements will result in successful commercial products. Additionally, there can be no assurance that the Company through Catalina will be able to successfully complete the development and undertake the manufacture of the PEARL consumables.

Direct Imaging Printing Press

     In January 1991, the Company entered into a master agreement (the "Master Agreement"), a technology license agreement (the "Technology License") and a supply agreement (the "Supply Agreement") (the foregoing agreements being sometimes collectively referred to herein as the "Heidelberg Agreements")with Heidelberg. Pursuant to this series of related agreements, the Company and Heidelberg agreed to certain terms relating to the integration of the Direct Imaging technology into various presses manufactured by Heidelberg and certain of its related parties (the "Heidelberg Presses") and the manufacture of components for and the commercialization of such presses. The Master Agreement supersedes certain prior agreements between the Company and Heidelberg.

     Pursuant to the Heidelberg Agreements, the Company granted Heidelberg certain exclusive rights, relating to the Company's spark discharge technology subject to the satisfaction of certain conditions, for use of the Direct Imaging Technology in Heidelberg Presses. In consideration for such rights, Heidelberg agreed to pay to the Company royalties on the net sales prices of various specified types of Heidelberg Presses. Heidelberg's exclusive rights with respect to the different categories of Heidelberg Presses are conditioned upon Heidelberg undertaking specified development efforts on a timely basis, paying certain minimum royalties during specified initial periods and satisfying continuing product sale conditions. These original agreements have been modified by the parties from time to time.

     The Heidelberg Agreements further provided for the Company to supply D.I. Kits to Heidelberg at specified rates. The terms of the Heidelberg agreements are for periods ending in December 2011 in the case of each of the Master Agreement and Technology License and December 1995 in the case of the Supply Agreement. The Supply Agreement related primarily to the GTO-DI which is no longer manufactured. The Heidelberg Agreements also contain, among other things, certain early termination provisions and extension provisions.

     On September 3, 1992, the Company and Heidelberg signed a contract modification agreement that details arrangements with respect to the development of additional products planned to be introduced in the future.

     On April 27, 1993, the Company and Heidelberg signed a contract modification agreement that details the arrangements with respect to Heidelberg's licensing of the Company's PEARL Direct Imaging technology, which was not otherwise encompassed within the prior arrangements.

     The Company has also subsequently granted Heidelberg a forty-five month exclusive license for the manufacture and sale of the Quickmaster -DI which uses PEARL technology. Certain other modifications have been made to the exclusive arrangements under the previous agreements between Heidelberg and the Company which provide for a non-exclusive license for the balance of the term of the original agreement.

     On February 4, 1994, the Company announced an agreement with Heidelberg that provided for the Company to receive $4,180,000 during 1994 for engineering services performed by the Company for joint development projects during 1994. This agreement was subsequently modified and resulted in increasing the engineering services performed by the Company. This change resulted in Heidelberg agreeing to pay an additional $1,499,400 through June 1995 for these incremental services related to these joint development projects. PEARL Imaging Systems manufactured by the Company for Heidelberg, for the GTO-DI and the Quickmaster DI, represent additional revenue to the Company. Additionally, the Company receives a royalty payment for certain presses shipped by Heidelberg which contains Presstek's PEARL imaging technology.

     In November 1995 the Company and Heidleberg agreed to certain other arrangements whereby the Company was provided with incremental engineering revenue, certain price increases, and modifications of the Quickmaster DI royalty billing and payment terms by Heidelberg. These arrangements were made as a result of a schedule change requested by Heidelberg for the PEARL imaging systems manufactured by the Company for Heidelberg. The Company also provided Heidelberg with a fixed royalty rate on the Quickmaster DI.

The PEARL Platesetter

     The PEARL Platesetter, now referred to as the PEARLsetterTM is an additional application of the Company's PEARL Direct Imaging technology and consumables. The PEARLsetter is a computer-to-plate imaging device that will be able to image both the Company's wet and dry offset plates. The Company also anticipates that the PEARLsetter will have applications in the larger format size markets as well and provides the product in both an A3 (2-up) and A2 (4-up) format size.

     The PEARLsetter directly accepts the digital page layout data from a prepress system and utilizing its high powered semiconductor laser diodes, produces a precisely shaped and located laser dot. The imaged plates require no further processing, other than wiping the ablated debris from the imaging process off the plates, and accordingly, do not create chemical waste which must be disposed of. The plates can then be immediately mounted and registered on the press.

     The Company has entered into distribution agreements with the Pitman Company in the United States, KNP-BT in certain European countries and Heidelberg Australia in Australia and New Zealand. Those agreements provide for the exclusive distribution of the Company's PEARLsetter product line and its PEARL based consumables. The Company has also entered into OEM relationships with Sakurai Machinery Company and Heath Custom Press for the resale of its PEARLsetter product under private label by these companies. The Company is also currently engaged in additional discussions with certain other parties relating to entering into strategic alliances and OEM arrangements or relationships with respect to the PEARLsetter product line and its PEARL based consumables. To maximize the anticipated beneficial effects to it, the Company has continued independent development and commercialization of one or more PEARLsetter products. There can be no assurance that the Company will be able to enter into any additional arrangements with respect to, or that any such arrangements will result in, the successful commercialization of additional PEARLsetter products. Additionally, there can be no assurance that the Company will have the resources or otherwise be able to successfully complete development and undertake the manufacture of, or successfully commercialize, additional PEARLsetter products.

Manufacturing, Marketing Component Procurement

     The Company engages in certain manufacturing, as described below, and also is engaged in the distribution and sales of PEARL based offset printing plates, which are manufactured exclusively for the Company by third parties. In addition, the Company engages in certain marketing activities which include informing the industry of the Company's products and capabilities; contacting potential strategic partners; establishing relationships with potential resellers including both OEM partners and dealers; establishing liaisons with companies which manufacture and/or market products which may incorporate the Company's PEARL Direct Imaging Technology, or jointly develop new applications of the Company's vast intellectual property portfolio. The Company also provides Heidelberg and its other licensees and distribution partners with worldwide marketing and sales support.

     The Company's agreements provide, among other things, for it to supply its PEARL Imaging Systems for integration into certain printing presses. In November 1994, the Company announced the start of operations in a new 36,000 square foot manufacturing facility located adjacent to its existing headquarters and engineering offices. These increased facilities, which have now been completed, were required based on both existing and projected manufacturing requirements for PEARL Imaging Systems or other similar items which are or may be manufactured by the Company in the future. Given sufficient time, the Company believes that it has the available resources and personnel with the knowledge and experience to further increase its manufacturing capacity to satisfy any future product demand.

     The Company obtains certain components and supplies used in production of PEARL Imaging Systems from a number of suppliers. Although the Company believes that there are available various sources for necessary components, parts and disposable items (including printing plates and inks) for both the Company's manufacturing activities and to support the market for products incorporating the Company's PEARL Direct Imaging technology, sources for certain of such items are limited and there can be no assurance that procurement or supply arrangements will be available on satisfactory terms; any inability to establish satisfactory manufacturing or procurement or supply arrangements or significant delays in establishing such arrangements could have an adverse effect on the Company and/or cause delays in the Company's ability to deliver products incorporating its PEARL Imaging Technology.

     The PEARL laser diode system includes semiconductor laser diodes. Although the Company currently uses only one source for the laser diode devices, it believes that there will be several sources available to manufacture the laser diodes to the Company's specification, if required, in the future. Additionally, the Company has "in-house", limited laser diode manufacturing capabilities. The Company would still require the submounted "diode chips," a component of the laser diode, to be supplied by a third party. The Company believes that several sources are available to supply this component, if required. The Company's laser diode manufacturing capabilities currently function principally for research and development, quality assurance and manufacturing engineering. However, the Company believes that, if required, it could expand these facilities in the future as a primary or secondary source.

     The Company has developed and continues to develop proprietary consumables that are imaged or ablated by its PEARL semiconductor laser diode imaging technology as well as other thermally based direct-to plate systems. As part of the PEARL laser diode development process the Company has increased the number, types and functional characteristics of the consumable products it has under development or which are currently being manufactured. These consumables currently include a polyester based dry printing plate, a polyester based wet printing plate, an aluminum based dry printing plate, an aluminum based wet printing plate and a non-photosensitive film. There are additional consumable products in various stages of development which may, in the future, provide new sources of consumable revenues. The Company's PEARL offset printing plates, both aluminum and polyester based are being supplied by Rexham. The Company, realizing that sources for the Company's requirements for current and new PEARL consumables, plates and films, would have to be found, in February 1996 acquired Catalina. The Company anticipates that Catalina, which operates as a subsidiary of the Company, will develop the equipment the Company needs to manufacture its PEARL thermal printing plates and films [which are currently manufactured by third parties] in a more cost effective manner than using currently available conventional technology. However, even if Catalina commences manufacture of PEARL thermal printing plates and consummables, additional sources to satisfy all of the Company's requirements for current and new consumables, printing plates and films, may have to be found. Therefore, the Company is actively pursuing these additional sources at this time. However, there can be no assurance that the Company will be able to enter into any arrangements for the volume manufacturing of its consumables, or that any such arrangement will result in successful commercial products.

     The Company currently anticipates that the PEARLsetter will continue to be marketed through traditional graphic arts distribution sales channels and will be positioned as an alternative to existing imagesetter or platesetter products.

     Market acceptance for any products incorporating the Company's technology will require substantial marketing efforts and expenditure of significant sums, either by the Company, its strategic partners or both. There can be no assurance that any existing products will continue to achieve market acceptance or that any new product that may be introduce will achieve market acceptance or be commercially viable.

Development Program

     During the years ended December 31, 1993, 1994, and December 30, 1995, the Company expended $5,647,000, $5,123,000 and $6,155,000 respectively, on engineering and product development. The Company is currently concentrating its development efforts on refining and improving the performance of its current and future technologies, and proprietary printing plates and anticipates that it will continue to do so, both independently and in conjunction with strategic partners. The Company is also engaged in continuing development efforts with respect to its PEARLsetter product line. There can be no assurance that the

Company, in conjunction with a strategic partner or independently, will successfully complete development of any additional marketable products, or that technical or other problems will not occur in connection with the Company's development program, products or technology.

Patents and Proprietary Rights

     As of March 1, 1996, the Company has been issued forty-three (43) U.S. patents, five (5) Canadian patents and one (1) European patent and has received notice of allowance for three (3) European patents. The Company has applied for twenty-two (22) additional U.S. patents and seventy-three (73) foreign patents and anticipates that it will apply for additional patents and for copyrights, as deemed appropriate. There can be no assurance as to the issuance of any such patents or the breadth or degree of protection which the Company's patents or copyrights may afford the Company. There is rapid technological development in the computer and image reproduction industries, resulting in extensive patent filings and a rapid rate of issuance of new patents. Although the Company believes that its technology has been independently developed and that the products it markets and proposes to market will not infringe the patents or violate other proprietary rights of others, it is possible that such infringement of existing or future patents or violation of proprietary rights may occur. In such event the Company may be required to modify its design or obtain a license. No assurance can be given that the Company will be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to do any of the foregoing could have a material adverse effect on the Company. Furthermore, there can be no assurance that the Company will have the financial or other resources necessary to successfully defend a patent infringement or proprietary rights violation action. Moreover, the Company may be unable, for financial or other reasons, to enforce its rights under any of its patents.

     The Company also intends to rely on proprietary know-how and to employ various methods to protect the source codes, concepts, ideas and documentation of its proprietary software, which methods may include copyrights. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how or obtain access to the Company's know-how or software codes, concepts, ideas and documentation. Furthermore, although the Company has and expects to have confidentiality agreements with its employees and appropriate vendors, there can be no assurance that such arrangements will adequately protect the Company's trade secrets.

Competition

     The Company believes that its developed and proprietary technologies, its alliance with Heidelberg, the world's largest printing press manufacturer; and other press manufacturing companies and graphic arts distribution organizations and its established presence in the direct imaging market provide the Company with a competitive advantage.

     The Company is aware of several companies employing electrophotography as their imaging technology. Electrophotography, sometimes referred to as xerography, is a technology which historically has been used primarily in black and white copiers. Canon was the first company to successfully employ electrophotography in a full color copier product, the CLC 500.

     Indigo N.V., a company with research and development, and manufacturing operations in Israel, introduced their digital, sheet-fed offset color press, the E-Print 1000 in September 1993. The E-Print 1000 utilizes an electrophotographic imaging technology, with a liquid toner, and prints at 800 dots per inch. The E-Print 1000 sells for approximately $450,000. Xeikon, N.V. of Belgium also introduced their digital, web-(roll)fed color printing product, the Xeikon DCP-1 in September, 1993. The Xeikon DCP-1, a version of which is also being marketed by Agfa Gevaert as the Chromopress, also utilizes an electrophotographic imaging technology with a dry toner and prints a variable dot density of 600 dots per inch. The Chromopress is reported to sell for between $350,000 and $400,000.

     Canon and Xerox Corp. are two major corporations which have also developed and introduced color electrophotographic copier products that could impact the very short-run digital color printing markets. Canon has at least two color copier products which it claims provide improved print quality even at their resolution limitation of 400 dots per inch. They also claim faster speeds. Xerox also has a color copier which it is currently marketing. Additionally, the Company is aware of two companies, XMX Corporation and Delphax that have publicly announced their intentions of developing their own proprietary technological solutions for digital color printing. Scitex Corp. has also introduced its Spontane xerographic based color imaging system which uses a xerographic color copier engine supplied by Fuji Xerox.

     The Company is also aware that there is a direction in the graphic arts industry to create stand-alone computer-to-plate imaging devices for single and multi-color applications. The Company anticipates that most of the major corporations in the graphic arts industry have or are considering a computer-to-plate imaging device. To date, these devices, for the most part, utilize printing plates that require a post imaging photochemical developing step, and in some cases, also require a heating process. This is, nonetheless, an important step in the printing industry, as it eliminates the use of films. Potential competitors in this area would include, among others, Creo Products, Gerber Scientific Inc., Misomex, Optronics, a Division of Intergraph Corporation, Komori, Krause, Scitex Corporation

Ltd., Linotype-Hell, Kodak, Dai Nippon Screen, Crossfield, a Division of Dupont, Agfa-Gevaert, Polaroid Corp. and Sony Corp. The Company's stand-alone computer-to-plate imagesetter is, in the Company's opinion, a further technological advancement. The Company's computer-to-plate imagesetter eliminates not only the films, but also the post-imaging photochemical developing steps. The Company believes that other graphic arts companies, such as those stated above, are likely to be working on similar plate imaging processes that would also eliminate the production of the hazardous materials associated with the photochemical developing process.

     The Company also anticipates competition from printing plate manufacturing companies that either manufacture, or have the potential to manufacture digital plates. Such companies include Agfa-Gevaert, Polychrome Corp., a Division of Dai Nippon Ink & Chemicals, Inc., Toray, Howsen, a Division of Dupont, Horsell/Anitec, a Division of International Paper, Kodak, Polaroid Corp., Mitsubishi, Fuji Photo Film Co., Ltd. and Minnesota Mining & Mfg. Co.

     Products incorporating Direct Imaging technology can also be expected to face competition from conventional presses and products utilizing existing platemaking technology, as well as presses and other products utilizing new technologies. Leading press manufacturers include Heidelberg, Komori Printing Machinery Co., Ltd., Mitsubishi, and MAN Roland, and, in the single color and two color press market, Ryobi Limited, Hamada and AB Dick. Companies marketing conventional imagesetter equipment include Agfa, Linotype-Hell, ECRM, Optronics, Crossfield and Scitex Corporation Ltd. Other companies, which may include such major corporations as International Business Machines Corporation, Xerox Corporation, Polaroid Corp., Canon and Kodak, are considered by the Company to have the type of electronic and image reproduction expertise which could encourage them to attempt to develop and market competitive products.

     Most of the companies marketing competitive products or with the potential to do so are well established, have substantially greater financial and other resources than the Company and have established records in the development, sale and service of products. There can be no assurance that the Company, any Company product or any products incorporating the Company's technology will be able to compete successfully in the future.

Backlog

     As of February 29, 1996 the Company had a backlog of products under contract aggregating approximately $16,822,000 (including royalties payable to the Company) compared to a backlog of $2,800,000 as of February 28, 1995 (including royalties payable to the Company).

Employees

     As of February 29, 1996, the Company had one hundred and five (105) employees, fifty four (54) of whom, including Richard A. Williams and Robert E. Verrando, the Company's Chief Executive Officer and President, respectively, are engaged primarily in engineering, service and marketing; forty (40) of whom are engaged primarily in manufacturing, manufacturing engineering and quality control; and eleven (11) of whom are engaged primarily in corporate management, administration and finance. The Company considers its relationship with its employees to be good.

Item 2. Properties.

     The Company leases approximately 24,000 square feet of space at 8 Commercial Street, Hudson, New Hampshire. The lease of these premises, which expires in March 1996, subject to three one-year renewal options, provides for rent at the rate of $8,693 per month plus a pro rata share of real estate taxes, utilities and certain other expenses. During May 1994, the Company entered into a three year lease agreement (which was amended in December 1994, effective January 1, 1995) for approximately 36,000 square feet to accommodate its manufacturing facilities. The lease, as amended, specifies a fixed base monthly rent of $11,250, plus a pro rata share of real estate taxes, utilities, and certain other expenses. The lease contains an option to renew for an additional three years and a right of first refusal to purchase the property.

     The Company believes that its existing facilities are adequate for its existing operations. To the extent that the Company is required to increase its manufacturing capacity, the Company believes that additional space is readily available in the vicinity of its existing facilities.

Item 3. Legal Proceedings.

     In April 1995 the Company commenced an action against Agfa-Gevaert, N.V. ("Agfa") in the U.S. District Court for the District of New Hampshire alleging that Agfa violated provisions of a confidentiality agreement and a manufacturing agreement (the "Manufacturing Agreement") between the parties and misappropriated certain trade secrets of the Company. In June 1995, Agfa commenced an arbitration proceeding against the Company in the International Chamber of Commerce in which it seeks arbitration of the disputes between the parties arising from the Manufacturing Agreement and also seeks to have the trade secret issues determined in arbitration. In its request for arbitration Agfa has, among other things, charged Presstek with breaches of the Manufacturing Agreement, good faith and fair dealing, and is seeking damages in an amount alleged to be $2,000,000. The action commenced by the Company in District Court has been stayed to allow the arbitrators to determine the issues in dispute between the parties.

     The Company has vigorously pursued its claims against Agfa and intends to vigorously contest Agfa's assertions of breach of the Manufacturing Agreement and other claims. Although the Company and its counsel believes that an unfavorable outcome of the litigation and arbitration is unlikely, there can be no assurance as to the outcome of the proceedings.

     The Company has been advised that the Securities and Exchange Commission (the "Commission") has entered a formal order of private investigation with respect to certain activities by certain unnamed persons and entities in connection with the securities of the Company. In that connection, the Company has received subpoenas duces tecum requesting it to produce certain documents and has complied with the requests. The Company has not been advised by the Staff of the Commission that the Staff intends to recommend to the Commission that it initiate a proceeding against the Company in connection with the foregoing investigation.

Item 4. Submission of Matters to a Vote of Security Holders.

            Not Applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters.

     The Company's Common Stock has traded in the over-the-counter market on the NASDAQ National Market System under the symbol PRST since July 18, 1990 and, prior thereto, from May 11, 1990 to July 17, 1990, traded on the NASDAQ System. Prior thereto, from the Company's initial public offering until May 11, 1990, the principal redemption date of the Warrants, the Company's Units, Common Stock and Warrants were traded on the NASDAQ System. The following table sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock as reported by NASDAQ and retroactively adjusted for the Company's five for four stock split effected in the form a 25% stock dividend paid in September 1994 and the Company's two for one stock split effected in the form of a 100% stock divided paid in May 1995.

Year Ended                            High                        Low
December 31, 1994                     ----                        ---
- -----------------

First Quarter                       $14 5/8                     $10 5/8

Second Quarter                         13                        7 3/8

Third Quarter                          25                        12 3/4

Fourth Quarter                       25 7/8                        16



Year Ended
December 31, 1995
- -----------------

First Quarter                       $37 1/8                     $21 1/2

Second Quarter                       62 1/2                      23 1/2

Third Quarter                          63                        49 1/2

Fourth Quarter                        100                        38 1/2


     As of March 13, 1996, there were approximately 1,200 holders of record of the Company's Common Stock. The Company believes that, in addition, there are in excess of 500 beneficial owners of its Common Stock whose shares are held in "street name."

Dividend Policy

     To date, the Company has not paid any cash dividends on its Common Stock. The payment of cash dividends, if any, in the future is within the discretion of the Company's Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition and other relevant factors. The Board of Directors does not intend to declare any cash dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations.

Item 6.  Selected Financial Data.

     The following selected financial data of the Company has been derived from the financial statements of the Company appearing elsewhere herein (except for the statement of operations data for the years ended December 31, 1991 and 1992 and the balance sheet data at December 31, 1991, 1992 and 1993 which is not included in such financial statements). All references to average number of shares outstanding and per share data have been restated retroactively to reflect the five-for-four and two-for-one stock splits effected in the form of stock dividends.

Statements of
Operations Data:
                                                                                 Year Ended
                                               ------------------------------------------------------------------------------------
                                                   DEC 31            DEC 31            DEC 31            DEC 31            DEC 30
                                                    1991              1992              1993              1994              1995
                                               ------------      ------------      ------------      ------------      ------------

Revenues                                       $  3,619,364      $ 12,558,434      $ 11,682,154      $ 16,517,858      $ 27,611,456
                                               ------------      ------------      ------------      ------------      ------------

Costs and Expenses:

  Costs of products sold                            476,000         1,762,688           754,700         6,944,268        14,923,968
  Engineering and product
    development                                   5,898,673         4,695,370         5,647,562         5,123,439         6,155,421
  Marketing                                       1,567,813         1,268,311         1,147,926         1,225,756         1,727,301
  General and administrative                      1,335,513         1,459,911         1,535,289         1,603,729         2,050,075
  Nonrecurring charge                                  --                --           1,948,878              --                --
                                               ------------      ------------      ------------      ------------      ------------
    Total costs and expense                       9,277,999         9,186,280        11,034,355        14,897,192        24,856,765
                                               ------------      ------------      ------------      ------------      ------------

Other Income (Expense):
  Dividend and interest income                      627,342           359,361           412,025           407,977           327,213
  Interest expense                                     --                --                --                --                --
  Other                                             880,988            34,844              --                 166            (2,276)
                                               ------------      ------------      ------------      ------------      ------------
    Other income (expense)                        1,508,330           394,205           412,025           408,143           324,937
                                               ------------      ------------      ------------      ------------      ------------

Income (Loss)Before Income Taxes                 (4,150,305)        3,766,359         1,059,824         2,028,809         3,079,628
Provision for Income Taxes                             --            (160,000)         (100,000)         (186,600)         (220,000)
                                               ------------      ------------      ------------      ------------      ------------
Net Income (Loss)                              $ (4,150,305)     $  3,606,359      $    959,824      $  1,842,209      $  2,859,628
                                               ============      ============      ============      ============      ============

Net Income (Loss) per Common
  and Common Equivalent Share                  $       (.33)     $        .25      $        .07      $        .12      $        .18
                                               ============      ============      ============      ============      ============


Weighted Average Number of Common
  and Common Equivalent Shares                   12,716,892        14,216,666        14,222,574        14,865,344        15,855,076
                                               ============      ============      ============      ============      ============

Balance Sheet Data:

                                                   DEC 31            DEC 31            DEC 31            DEC 31            DEC 30
                                                    1991              1992              1993              1994              1995
                                               ------------      ------------      ------------      ------------      ------------

Working Capital                                $  3,985,407      $  7,647,449      $  9,916,103      $  7,675,713      $ 16,836,997
Total Assets                                      9,738,124        13,230,844        13,802,718        18,324,030        26,668,618
Short-Term Debt                                        --                --                --                --                --
Long-Term Debt                                         --                --                --                --                --
Stockholders' Equity                              6,453,882        10,627,896        12,145,410        16,472,920        22,726,436
Cash Dividends                                         --                --                --                --                --

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

Results of Operations

     The Company was organized as a Delaware corporation on September 3, 1987 and was a development stage company through 1991. In September 1991, Heidelberger Druckmaschinen A.G. ("Heidelberg"), the world's largest printing press manufacturer introduced the Company's initial spark discharge based imaging technology, in a jointly developed product, the Heidelberg GTO-DI. In 1993, after investing substantial effort and resources, the Company completed the development of PEARL, a patented, proprietary, nonphotographic, toxic-free, digital imaging and printing plate technology for the printing and graphic arts industries. PEARL's laser diode technology is capable of imaging various types of Presstek printing plates either off-press or on-press which may then be used to produce high-quality, full-color lithographic printed materials at what the Company believes is a lower cost than competitive processes. PEARL has completely replaced the Company's spark discharge technology. The GTO-DI was re-introduced in September 1993, utilizing PEARL as its Direct Imaging technology and the Company is now building an installed base of customers which utilizes its proprietary consumable printing plates on PEARL equipped Heidelberg presses. The Company's relationship with Heidelberg has been expanded to include the development and manufacture of Direct Imaging Kits to be utilized in Heidelberg's new four color, fully automated lithographic press, the Quickmaster DI 46-4. This press was introduced in May of 1995 at DRUPA '95, the industry's largest trade show, and was well received. Shipments of production kits to Heidelberg for use in the Quickmaster commenced in the second quarter of 1995. This new press incorporates certain improvements to the Company's PEARL Direct Imaging technologies and employs the Company's recently developed automatic plate changing cylinder which eliminates the need for manually changing plates between jobs. The Company is also engaged in the development of additional products and applications that incorporate the use of its proprietary technologies and consumables, including both computer-to-plate and computer-to-press applications. Some of these additional activities have resulted in an agreement with the Adast Adamov Company, another manufacturer of sheet fed offset presses. This new agreement will result in the availability of the Company's PEARL Direct Imaging Technology on a larger format Omni-Adast (19" x 26") multicolor press, the first showing of which will occur at an industry trade show to be held on March 28, 1996.

     On June 19, 1995, the Company's Board of Directors determined to change its fiscal year from a calendar year ending December 31 to a fiscal year ending on the Saturday closest to

December 31; accordingly, the 1995 fiscal year ended on December 30. Fiscal 1993, 1994, and 1995 each reflect 52 week periods.

     On August 2, 1994, the Company's Board of Directors authorized a five-for-four stock split, effected in the form of a 25% stock dividend, during the third quarter of 1994. The split resulted in the issuance of 1,410,235 new shares of common stock.

     On April 19, 1995, the Company's Board of Directors authorized a two-for-one stock split, effected in the form of a 100% stock dividend, during the second quarter of 1995. The split resulted in the issuance of 7,275,972 new shares of common stock.

Revenues

     Revenues for the years ended December 30, 1995, and December 31, 1994 and 1993 of approximately $27,611,000, $16,518,000 and $11,682,000, respectively, consisted primarily of product sales, royalties, fees and other reimbursements earned under the Company's agreements with Heidelberg. Revenues increased $11,093,000 (67%) comparing 1995 with 1994. Product sales increased $10,567,000 over 1994, principally as a result of increased sales of the Company's PEARL on-press direct imaging technology, used in Heidelberg's GTO-DI and Quickmaster DI 46-4, and consumable printing plates. Revenues from royalty and fees for the year ended December 30, 1995 increased $527,000 compared to 1994 as a result of an increase of $3,595,000 in royalties earned on product sales and a decrease of $3,068,000 in engineering fees and other revenues. Revenues from royalties and fees for the year ended December 31, 1994 decreased $3,499,000 compared to 1993, as a result of modifications to the Company's agreements with Heidelberg and in part because the majority of the early shipments of PEARL systems were to retrofit existing spark discharge technology GTO-DI machines which did not result in additional royalties to the Company. At this time, the Company relies on Heidelberg to generate substantially all of its revenues.

Costs of Products Sold

     Costs of products sold for the years ended December 30, 1995, December 31, 1994 and 1993 of approximately $14,924,000, $6,944,000, $755,000, respectively, consisted of the material, labor, and overhead costs associated with product sales, as well as anticipated future warranty costs.

Engineering and Product Development

     Engineering and product development expenses were $6,155,000 for the year ended December 30, 1995, as compared to

$5,123,000 for the year ended December 31, 1994. The increase in such expenses of $1,032,000 (20%) resulted principally from increased expenditures for parts, supplies and labor related to the Company's PEARL technology as well as other product development efforts and matters relating to the Company's technologies.

     Engineering and product development expenses totaled $5,123,000 for the year ended December 31, 1994, compared to $5,648,000 for 1993. This decrease in such expenses of $525,000 (9%) resulted principally from the reassignment of personnel from engineering and development functions to manufacturing functions in response to the commencement of shipments of the PEARL laser imaging systems.

Marketing

     Marketing expenses were $1,727,000 for the year ended December 30, 1995, as compared to $1,226,000 for the year ended December 31, 1994, an increase of $501,000 (41%). The increase related principally to increased expenditures for additional personnel and related costs as well as various promotional activities which included one time DRUPA '95 trade show expenses incurred principally during the second quarter of 1995.

     Marketing expenses of $1,226,000 for 1994 increased by 7% when compared with 1993 primarily due to increased travel and related expenses of marketing personnel.

General and Administrative

     For the year ended December 30, 1995, general and administrative expenses were $2,050,000, an increase of 28% over 1994. For the year ended December 31, 1994, general and administrative expenses increased by 5% over 1993 to $1,604,000. The increased expenses in 1995 and 1994 related principally to increased expenditures for salaries and other costs required to conduct various general and administrative functions for the Company.

Nonrecurring Charge

     The 1993 results include a $1,949,000 nonrecurring charge associated with the Company's fundamental change from spark discharge technology to its newly developed PEARL technology. The termination of shipments of units incorporating the spark discharge technology dictated that certain assets associated with the earlier imaging process be written off, and that reserves be established for the transition to PEARL technology. The individual elements making up the charge consisted of write offs of property and equipment, inventory, and patent application costs of $613,000, $546,000, and $294,000, respectively, and a reserve of $496,000 for certain estimated costs required to retrofit existing customer equipment. The reserve was fully utilized as of December 30, 1995.

Net Income

     As a result of the foregoing, the Company had net income of $2,860,000 for the year ended December 30, 1995 compared to net income of $1,842,000 and $960,000 for the years ended December 31, 1994 and 1993, respectively.

Liquidity and Capital Resources

     At December 30, 1995, the Company had working capital of $16,837,000, an increase of $9,161,000 as compared to working capital of $7,676,000 at December 31, 1994. This increase was primarily attributable to net income from operations of $2,860,000; noncash items of depreciation and amortization of $998,000, and the state tax benefit of disposition of stock options of $176,000; sales, maturities and reclassifications of noncurrent marketable securities of $5,004,000 and proceeds from issuances of common stock and sales of equipment of $3,022,000 and $76,000, respectively, offset by additions to property and equipment and other assets of $2,387,000 and $561,000, respectively. In February 1996 the Company raised $20,200,000 through the sale of approximately 283,000 shares of common stock, of which approximately $8,200,000 was used to acquire the Catalina Shares, $200,000 was used to pay for the non-compete and confidentiality covenants of two of Catalina's selling stockholders.

     Net cash used for operating activities of $234,000 for the year ended December 30, 1995, resulted principally from increases in accounts receivable and inventory of $3,759,000 and $3,165,000, respectively, offset by net income from operations of $2,860,000 plus noncash items of depreciation and amortization, the provision for warranty costs and the tax benefit of disposition of stock options of $998,000, $916,000, and $176,000, respectively, a decrease in other current assets of $407,000 and increases in accounts payable and accrued expenses totaling $1,333,000.

     Net cash used for investing activities of $693,000 for the year ended December 30, 1995, resulted principally from the additions to property and equipment used in the Company's business of $2,387,000 and increases in other assets of $561,000, offset by proceeds from the sales and maturities of marketable securities of $2,180,000 and the proceeds from the sale of equipment of $76,000.

     Net cash provided by financing activities during the year ended December 30, 1995, consisted of $3,022,000 received from the sale of common stock incident to the exercise of various stock options and warrants.

     The Company's agreements with Heidelberg provide that during 1996 the Company will receive certain royalty payments and be reimbursed for certain engineering and development work provided to Heidelberg.

     The Company estimates that existing funds and the funds generated under its agreements with Heidelberg will be sufficient to satisfy its anticipated cash requirements for the foreseeable future.

Effect of Inflation

     Inflation has not had, and is not expected to have, a material impact upon the Company's operations.

Recently Issued Accounting Standards

     The Financial Accounting Standards Accounting Board ("FASB") has issued Statement of Financial Accounting Standards No. 121: "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" ("SFAS 121") which is effective for fiscal years beginning after December 15, 1995. No write down of assets have been necessary through the fiscal year ended December 30, 1995 as a result of the Company's adoption of SFAS 121. See Note 2 of Notes to the Financial Statements.

     The FASB has also issued Financial Accounting Standards No. 123 (""SFAS 123"): "Accounting for Stock-Based Compensation" which is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company currently does not intend to adopt the fair value method of accounting for stock compensation plans as permitted by SFAS 123.

Net Operating Loss Carryforwards

     As of December 30, 1995, the Company had net operating loss carryforwards totaling approximately $16,500,000 resulting from compensation deductions relative to stock option plans. To the extent net operating losses resulting from stock option plan compensation deductions become realizable, the benefit will be credited directly to additional paid in capital. The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company's common stock.

Item 8.  Financial Statements and Supplementary Data.

SELECTED QUARTERLY FINANCIAL DATA (unaudited)
(in thousands except share and per share data)

QUARTER ENDED
1994                            MARCH 31      JUNE 30     SEPT. 30   DECEMBER 31
                               ----------   ----------   ----------  -----------

Total revenues                 $    3,007   $    3,887   $    4,440   $    5,184
Total costs & expenses              2,784        3,707        3,976        4,430
Net income                            320          265          511          746
Net income per share           $     0.02   $     0.02   $     0.03   $     0.05
Weighted average number of
common and common equivalent
shares                         14,670,986   14,370,622   15,217,694   15,377,404

QUARTER ENDED
1995                            MARCH 31       JULY 1     SEPT. 30   DECEMBER 30
                               ----------   ----------   ----------  -----------

Total revenues                 $    5,084   $    5,503   $    7,629   $    9,395
Total costs & expenses              4,972        5,435        6,740        7,709
Net income                            160          177          872        1,650
Net income per share           $      .01   $      .01   $      .05   $      .10
Weighted average number of
common and common equivalent
shares                         15,532,688   15,933,563   16,066,947   16,121,561


      The per share data has been restated retroactively to reflect five-for-four and two-for-one stock splits effected in the form of stock dividends.

     The audited financial statements appear in a separate section of this report following Part IV.

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.

     As previously reported by the Company on Forms 8-K, in January 1996 the Company engaged BDO Seidman LLP as its principal independent accountants to audit and report on the financial statements of the Company for the fiscal year ended December 30, 1995, replacing Deloitte & Touche LLP, the Company's former independent accountants whose services were terminated on December 28, 1995.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

     The current directors and executive officers of the Company and their ages and positions are as follows:

            Name                    Age               Position
            ----                    ---               --------

Robert Howard                       72          Chairman of the Board
                                                and Director

Dr. Lawrence Howard                 43          Director

Richard A. Williams                 61          Chief Executive Officer,
                                                Secretary, Vice Chairman of
                                                the Board and Director

Robert E. Verrando                  62          President, Chief
                                                Operating Officer and
                                                Director

Frank G. Pensavecchia               61          Senior Vice President -
                                                Engineering

Glenn J. DiBenedetto                46          Chief Financial Officer

Harold N. Sparks(1)                 74          Director

Bert DePamphilis(1)                 63          Director

John W. Dreyer                      58          Director

- ----------
(1)   Member of the Company's Audit Committee and 1991 and 1994
      Stock Option Plan Committees.


     Robert Howard, a founder of the Company, has been Chairman since June 1988 and a director since September 1987. Mr. Howard served as President and Treasurer of the Company from October 1987 until June 1988. Mr. Howard was the founder of Howtek, Inc. ("Howtek"), a publicly-held company engaged in the manufacture of electronic prepress equipment, and has served as Chairman of the Board of Howtek since August 1984. Mr Howard served as the President of Howtek from August 1984 through November 1987 and as its Chief Executive Officer from August 1994 to December 1993. Mr. Howard, the inventor of the first impact dot matrix printer, was the founder of Centronics Data Computer Corporation ("Centronics"), a manufacturer of printers. From 1969 to April 1980, he served as President and Chairman of the Board of Directors of Centronics, and he resigned from Centronics' Board of Directors in 1983. From April 1980 until 1983, Mr. Howard was principally engaged in the management of his personal investments. Mr. Howard devotes only a limited portion of his business time to consulting with management concerning the Company's affairs. In February 1994, Mr. Howard entered into a settlement agreement in the form of a consent decree with the Securities and Exchange Commission (the "Commission") in connection with the Commission's investigation covering trading in the common stock of Howtek by an acquaintance of Mr. Howard and a business associate of such acquaintance. Mr. Howard, without admitting or denying the Commission's allegations of securities laws violations, agreed to pay a fine and to the entry of a permanent injunction against future violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934.

     Dr. Lawrence Howard, a founder of the Company, has been a director of the Company since November 1987 and served as Vice Chairman of the Company from November 1992 to February 1996. He served as Chief Executive Officer and Treasurer of the Company from June 1988 to June 1993; served as President from June 1988 to November 1992; and was Vice President from October 1987 to June 1988. From July 1995 to the present Dr. Howard has been President of Howard Capital Partners, Inc., an investment and merchant banking firm. From July 1994 to July 1995 Dr. Howard was Senior Managing Director of Whale Securities Co. L.P., an NASD registered broker-dealer. From October 1992 through June 1994 Dr. Howard was President and Chief Executive Officer of LH Resources, Inc., a management and financial consulting firm. From July 1986 until June 1988, Dr. Howard was primarily engaged in the management of his personal investments. Dr. Howard was the Assistant Medical Director of the Pride of Judea mental health clinic in New York City from July 1985 to July 1986. Dr. Howard is a director of Resurgence Properties, Inc., a public company engaged in investments in and management of real estate and Cellular Technical Services Company, Inc. a public company engaged in the design, development marketing, installation and support of integrated billing and data processing for the cellular telephone industry. Dr. Howard is the son of Robert Howard.

     Richard A. Williams has been Chief Executive Officer and Vice Chairman of the Board of the Company since February 1996. He has been Secretary of the Company since June 1988 and a director of the Company since November 1987. From June 1988 to February 1996 Mr. Williams served as Executive Vice President and Chief Operating Officer of the Company. From November 1987 to June 1988, Mr. Williams served as Vice President of the Company. From June 1985 to February 1987, Mr. Williams served as Vice President of Engineering for Centronics, where he was responsible for line matrix, and laser printer development and introduction.

     Robert E. Verrando has been President and Chief Operating Officer of the Company since February 1996 and a director of the Company since November 1994. From October 1994 to February 1996 he served as Executive Vice President of the Company. From July 1993 to October 1994 Mr. Verrando was employed as a consultant to the graphic arts industry. From October 1986 through July 1993 he was employed in a variety of executive positions with Compugraphic Corporation/Agfa Compugraphic/Agfa Division, Miles, Inc; most recently as Vice President, General Manager Business Imaging Systems Group. From April 1981 through September 1986 he was employed as Vice President-Business Development of A.B. Dick Company.

     Frank G. Pensavecchia has served as Senior Vice President Engineering since October 1991 and was the Company's Vice President - Engineering from August 1988 to October 1991. From September 1987 to August 1988, he served as the Company's Director of Engineering. From October 1983 to September 1987, Mr. Pensavecchia served as Director of Laser Printer Engineering for Centronics.

     Glenn J. DiBenedetto has served as Chief Financial Officer since November 1990. Mr. DiBenedetto has been a principal with the firm of DiBenedetto & Company, P.A., certified public accountants, since July 1989. From 1984 to July 1989, Mr. DiBenedetto was a principal with the firm of Newton & DiBenedetto, P.A., certified public accountants. Under his arrangement with the Company, Mr. DiBenedetto engages in other activities and is not required to devote his full business time to the affairs of the Company.

     Harold N. Sparks has been a director since February 1989. From 1971 to September 1995, Mr. Sparks was the President and Chief Executive Officer of Fashion Neckwear Co., Inc., a manufacturer of men's neckties. Mr. Sparks has served as a consultant to Fashion Neckwear Co., Inc. since September 1995.

     Bert DePamphilis has been a director since June 1990. Mr. DePamphilis has been an independent consultant to the graphic arts industry since May 1995. From September 1994 through April 1995 he was a consultant to Applied Graphics Technology ("AGT"), the world's largest prepress service. Mr. DePamphilis was the founder, and from 1976 through August 1994, a principal of PDR Royal, Inc., a color prepress service for advertising agencies and Fortune 100 companies that ceased independent operations when it became a division of AGT in September 1994.

     John Dreyer has been a director since February 1996. Mr. Dreyer has been employed by Pitman Corporation ("Pitman"), the largest graphic arts and image supplier in the United States, since 1965. He has served as Pitman's President since 1977 and has also served as its Chief Executive Officer since 1978.

     Directors are elected annually by the stockholders. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Item 11. Executive Compensation.

     The following table discloses the compensation for the person who served as the Company's principal executive officer during the fiscal year ended December 30, 1995 and for the only other executive officers of the Company whose salaries exceeded $100,000 for the Company's fiscal year ended December 30, 1995. The number of securities underlying options has been adjusted to give retroactive effect to the Company's five-for-four common stock split in the form of a 25% stock dividend effected in September 1994 and a two-for-one split in the form of a 100% split dividend effected in May 1995.

                                Summary Compensation Table

                                                              Long-Term
                                              Annual         Compensation
                                           Compensation        Awards
                                                             Securities
Name and Principal                            Salary         Underlying
     Position                    Year           ($)          Options (#)
- ------------------               ----         ------         -----------


Richard A. Williams              1995         134,000             --
Chief Executive Officer          1994         125,000          40,000
                                 1993         115,000          50,000


Robert E. Verrando               1995         179,000             --
President and                    1994          28,000         100,000
Chief Operating Officer

Frank G. Pensavecchia            1995         114,000             --
Senior Vice President-           1994         105,000          40,000
Engineering                      1993          95,000          37,500


     No stock options were granted during fiscal 1995 to any of the named executive officers indicated in the Summary Compensation Table.

     The following table sets forth information concerning the value of unexercised stock options held by the named executive officers as of December 30, 1995 and the options exercised during the fiscal year ended December 30, 1995.

                  Aggregated Option Exercises for Fiscal Year-Ended December 30, 1995
                                   and Fiscal Year-End Option Values


                                                        Number of Securities Underlying       Value of Unexercised
                                                             Unexercised Options              In-the-Money Options
                                                             at December 30, 1995            at December 30, 1995*
                                                             --------------------            ---------------------
                            Shares Acquired    Value
Name                          on Exercise    Realized+    Exercisable      Unexercisable    Exercisable    Unexercisable
- ----                          -----------    ---------    -----------      -------------    -----------    -------------
Richard A. Williams             62,500       $2,331,063     146,250             18,750      $12,585,187       $1,480,313
Robert E. Verrando                   -                -      20,000             80,000       $1,500,000       $6,000,000
Frank G. Pensavecchia           15,000         $747,500      88,750             18,750      $ 8,897,062       $1,480,313

- ------------

+ Value realized represents the positive spread between the exercise price of such options and the market value of the Common Stock on date of exercise.

* Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the year-end market value of the Common Stock which was $94.50 on December 29, 1995.


Compensation of Directors

      Directors received no cash compensation for serving on the Board during the year ended December 30, 1995. However, during such year, the Company paid Mr. Robert Howard, the Chairman of the Board, $110,000 for consulting services rendered to the Company.

      Effective December 1993 the Company adopted its Non-Employee Director Stock Option Plan (the "Director Plan"). Only non-employee directors of the Company (other than Robert Howard or Dr. Lawrence Howard) are eligible to receive grants under the Director Plan. The Director Plan provides that eligible directors automatically receive a grant of options to purchase 5,000 shares of Common Stock at fair market value upon first becoming a director and, thereafter, an annual grant, in January of each year, of 2,500 options at fair market value.

      Under each of the Company's 1988 Stock Option Plan ("1988 Plan"), 1991 Stock Option ("1991 Plan") and 1994 Stock Option Plan ("1994 Plan"), directors who are not employees of the Company (other than directors who are members of the Stock Option Committee of the particular plan) are eligible to be granted nonqualified options under such plan. The Board of Directors or the Stock Option Committee (the "Committee") of each plan, as the case may be, has discretion to determine the number of shares subject to each nonqualified option (subject to the number of shares available for grant under the particular plan), the exercise price thereof (provided such price is not less than the par value of the underlying shares of Common Stock), the term thereof (but not in excess of 10 years from the date of grant, subject to earlier termination in certain circumstances), and the manner in which the option becomes exercisable (amounts, intervals and other conditions). Directors who are employees of the Company (but not members of the Committee of the particular plan) are eligible to be granted incentive stock options or nonqualified options under such plans. The Board or Committee of each plan, as the case may be, also has discretion to determine the number of shares subject to each incentive stock option ("ISO"), the exercise price and other terms and conditions thereof, but their discretion as to the exercise price, the term of each ISO and the number of ISOs that may vest may be in any year is limited by the Internal Revenue Code of 1986, as amended. As of February 29, 1996, there were 4,382 shares of Common Stock available for grant under the 1988 Plan, 6,016 shares of Common Stock available for grant under the 1991 Plan, 438,126 shares available for grant under the 1994 Plan and 92,500 shares of Common Stock available for grant under the Director Plan.

Employment Arrangements

     The Company has an employment agreement dated August 23, 1988 with Mr. Richard A. Williams, which provides for an annual salary which is subject to periodic review by the Company's Board of Directors. The employment agreement expires on March 31, 1997 and contains certain non-disclosure provisions. In February 1996, the Board increased Mr. Williams' annual salary to $155,000.

Compensation Committee Interlocks and Insider Participation in
Compensation Decisions

     The Company does not have a Compensation Committee of its Board of Directors. Decisions as to compensation are made by the Company's Board of Directors. Mr. Richard A. Williams, and Mr. Robert E. Verrando, in their capacity as a director, participated in the Board's deliberations concerning compensation of executive officers for the Company's fiscal year ended December 30, 1995. During the fiscal year ended December 30, 1995, none of the executive officers of the Company has served on the board of directors or the compensation committee of any other entity, any of whose officers has served on the Board of Directors of the Company.

Item 12. Security Ownership of Certain
         Beneficial Owners and Management.

     The following table sets forth information at February 29, 1996, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each of the persons named in response to Item 11 (Executive Compensation) that are currently employed by the

Company, and (iv) all executive officers and directors of the Company as a group.

                                 Amount and Nature            Percentage
     Name of                       of Beneficial            of Outstanding
Beneficial Owner (1)               Ownership (2)             Shares Owned
- --------------------             -----------------          -------------

Robert Howard (3)                     1,469,224                     9.5
Dr. Lawrence Howard (4)               1,397,736                     9.2
Richard A. Williams (5)                 321,250                     2.1
Robert E. Verrando (6)                   20,000                     (7)
Harold N. Sparks (8)                     48,500                     (7)
Bert DePamphilis (9)                     15,550                     (7)
John W. Dreyer                             --                       --
John T. Oxley (10)                    1,070,000                     7.1

All executive officers
and directors as a
group (nine persons) (11)             3,371,010                    21.2

- ----------

(1) The address of Dr. Lawrence Howard is 120 East End Avenue, New York, New York 10028. The address of Robert Howard is 303 East 57th Street, New York, New York 10022.

(2) The Company believes that except as set forth herein, all persons referred to in the table have sole voting and investment power with respect to all shares of Common Stock reflected as beneficially owned by them.

(3) Includes options to purchase 352,500 shares of Common Stock held by Mr. Howard which are currently exercisable. Also includes 12,000 shares owned by Mr. Howard's wife. Does not include shares owned by the son of Mr. Howard's wife, with respect to which Mr. Howard disclaims any beneficial interest.

(4) Includes options to purchase 175,000 shares of Common Stock held by Dr. Howard which are currently exercisable. Also includes 17,500 shares owned by Dr. Howard's wife, 26,892 shares owned by Dr. Howard's wife as custodian for Dr. Howard's children and 22,500 shares owned by Dr. Howard as custodian for his children.

(5) Includes options to purchase 165,000 shares of Common Stock held by Mr. Williams which are currently exercisable.

(6)  Represents options held by Mr. Verrando which are currently exercisable.

(7)  Less than 1%.

(8) Includes options to purchase 11,250 shares of Common Stock held by Mr. Sparks which are currently exercisable.

(9) Includes options to purchase 11,250 shares of Common Stock held by Mr. DePamphilis which are currently exercisable.

(10) The address of Mr. Oxley is One West 3rd Street, William Center Tower, Suite 1305, Tulsa, Oklahoma 74103. Includes 181,000 shares of Common Stock owned by the Oxley Foundation for which Mr. Oxley is Co-Trustee. The information with respect to Mr. Oxley's share ownership were based upon information contained in Amendment No. 3 to Mr. Oxley's Schedule 13D.

(11) Includes options to purchase 352,500, 175,000, 146,250, 88,750, 11,250,
     11,250, and 10,000 shares held by Robert Howard, Dr. Lawrence Howard, Richard Williams, Frank Pensavecchia, Bert DePamphilis, Harold Sparks and Glenn J. DiBenedetto, respectively, which are currently exercisable. Does not include options to purchase 18,750, 80,000, 18,750, 2,500, 2,500 and
     10,000 shares of Common Stock held by Richard Williams, Robert E. Verrando, Frank Pensavecchia, Harold Sparks, Bert Depamphilis and John W. Dreyer, respectively, none of which are exercisable within 60 days from the date hereof.

     Dr. Lawrence Howard and Robert Howard may be deemed "parents" and "promoters" of the Company, as such terms are defined under the federal securities laws.

Item 13. Certain Relationships and Related Transactions.

     The Company paid Mr. Howard $110,000 during 1995 for consulting services rendered to the Company.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K.

(a)(1)      Financial Statements

                                                                        Page

            Report of Independent Certified Public

            Accountants                                                 F-2

            Independent Auditors' Report                                F-3

            Balance Sheets as of December 31, 1994 and                  F-4
            December 30, 1995

            Statements of Operations for the Years Ended
            December 31, 1993 and 1994 and December 30, 1995            F-5

            Statement of Changes in Stockholders' Equity
            for the three years ended December 30, 1995                 F-6-7

            Statements of Cash Flows for the Years Ended
            December 31, 1993 and 1994 and December 30, 1995            F-8

            Notes to Financial Statements                               F-9

(a)(2)      Financial Statement Schedules

            Schedule II-Valuation and Qualifying Accounts and
            Reserves.

            All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)      Exhibits

Exhibit
Number            Description
- ------            -----------

2(a) Stock Purchase Agreement dated and effective as of January 1, 1996, among the Company and David G. Shaw, Marc G. Langlois and David G. Shaw and Lynn
                  R. Shaw, as Trustees of the David and Lynn Shaw Charitable Remainder Unitrust, dated February 12, 1996 and John E. Madocks and Catalina. **

2(b) Put and Call Option Agreement by and among the Company, David G. Shaw, Marc G. Langlois and John
                  E. Madocks.  **

2(c) Confidentiality and Non-Competition Agreement by and among the Company, David G. Shaw and Catalina.
                  **

2(d) Confidentiality and Non-Competition Agreement by and among the Company, Marc G. Langlois and Catalina. **

2(e) Confidentiality and Non-Competition Agreement by and among the Company, John E. Madocks and Catalina. **

2(f)              Special Option Agreement, among the Company,
                  Catalina, David G. Shaw, Marc G. Langlois and John
                  E. Madocks.  **

3(a)(1) Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3(a)(1) of Registration Statement 33-27112, effective March 28, 1989.

3(a)(2) Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3(a)(2) of Registration Statement 33-27112, effective March 28, 1989.

3(a)(3) Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company filed June 3, 1994.+

3(b)              By-laws of the Company.

10(a) Employment Agreement dated August 23, 1988, by and between the Company and Richard Williams, incorpo-rated by reference to Exhibit 10(b) of Registra-tion Statement 33-27112, effective March 28, 1989.

10(b) 1988 Stock Option Plan, incorporated by reference to Exhibit 10(c) of Registration Statement 33-
                  27112, effective March 28, 1989.

10(c) 1988 Restricted Stock Purchase Plan, incorporated by reference to Exhibit 10(d) of Registration
                  Statement 33-27112, effective March 28, 1989.

10(d) Confidentiality Agreement between the Company and Heidelberger Druckmaschinen A.G., effective December 7, 1989 as amended, incorporated by reference to Exhibit 10(i) of the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

10(e)             Development and Supply Agreement dated July 23,
                  1991, by and between the Company and Inx

                  Incorporated, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1991.

10(f) Master Agreement effective January 1, 1991 by and between Heidelberger Druckmaschinen
                  Aktiengesellschaft and the Company, incorporated by reference to the Company's Form 8-K, dated
                  January 1, 1991.

10(g) Technology License effective January 1, 1991 by and between Heidelberger Druckmaschinen
                  Aktiengesellschaft and the Company, incorporated by reference to the Company's Form 8-K, dated
                  January 1, 1991.

10(h) Supply Agreement effective January 1, 1991 by and between Heidelberger Druckmaschinen
                  Aktiengesellschaft and the Company, incorporated by reference to the Company's Form 8-K, dated
                  January 1, 1991.

10(i) Memorandum of Performance No. 3 dated April 27, 1993 to the Master Agreement, Technology License, and Supply Agreement between the Company and Heidelberger Druckmaschinen Aktiengesellschaft, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1993.

10(j) Modification to Memorandum of Performance No. 3 dated April 27, 1993 to the Master Agreement, Technology License, and Supply Agreement between the Company and Heidelberger Druckmaschinen Aktiengesellschaft.+

10(k)             Memorandum of Performance No. 4 dated November
                  9, 1995 to the Master Agreement and Technology
                  License and Supply Agreement between the Comapany and Heidelberger Druckmaschinen
                  Aktiengesellschaft.

10(l) Lease dated as of September 10, 1987, relating to real property located at 8 Commercial Street, Hudson, New Hampshire, incorporated by reference to Exhibit 10(e) of Registration Statement 33-27112, effective March 28, 1989.

10(m) Amendment to Lease relating to real property located at 8 Commercial Street, Hudson, New Hampshire, incorporated by reference to Exhibit 10(k) of the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

10(n) Third Amendment to Lease, dated September 15, 1990, relating to real property located at 8 Commercial Street, Hudson, New Hampshire, incorporated by reference to Exhibit 10(o) of the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

10(o) Fourth Amendment to Lease, dated as of March 16, 1993, relating to real property located at 8 Commercial Street, Hudson, New Hampshire, Incorporated by reference to Exhibit 10(m) of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

10(p)             Development and Supply Agreement dated November
                  13, 1991 by and between the Company and Gans Ink & Supply Co., Inc.*

10(q)             Amendment to Employment Agreement between the
                  Company and Richard Williams.*

10(r)             1991 Stock Option Plan.*

10(s)             1994 Stock Option Plan.+

10(t)             Non Employee Director Stock Option Plan.+

10(u) Lease dated as of May 9, 1994, as amended, relating to facilities located at 9 Commercial
                  Street, Hudson, New Hampshire.+

23(a)             Consent of BDO Seidman LLP.

23(b)             Consent of Deloitte & Touche LLP.

27                Financial Data Schedule

(b) During the quarter ended December 30, 1995 no reports on Form 8-K were filed. However, during January 1996 the Company filed a Form 8-K with respect to the termination of its former independent accountants on December 28, 1995.

(c)   See Item 14(a)(3) above.

(d)   See Item 14(a)(2) above.

- --------------------

* Incorporated by reference to the Company's Annual report on Form 10-K for the year ended December 31, 1991.

** Incorporated by reference to the exhibit filed with the Company's Form 8-K for the event dated February 15, 1996.

+ Incorporated by reference to the exhibit of the corresponding number continued under Company's Annual report on Form 10-K for the year ended December 31, 1994

                                  SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PRESSTEK, INC.

Dated:  March 26 , 1996                   By:  /s/ Richard A. Williams
                                               -----------------------
                                                Richard A. Williams
                                                Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                      Title                      Date
           ---------                      -----                      ----

/s/ Richard A. Williams        Chief Executive Officer,         March 26, 1996
- -----------------------        Secretary and Director,
Richard A. Williams            (Principal Executive
                               Officer)

/s/ Robert E. Verrando         President, Chief Operating       March 26, 1996
- -----------------------        Officer and Director
Robert E. Verrando

/s/ Robert Howard              Chairman of the Board and        March 26, 1996
- -----------------------        Director
Robert Howard

/s/ Lawrence Howard            Director                         March 26, 1996
- -----------------------
Dr. Lawrence Howard

/s/ Howard N. Sparks           Director                         March 26, 1996
- -----------------------
Harold N. Sparks

/s/ Bert DePamphilis           Director                         March 26, 1996
- -----------------------
Bert DePamphilis

- -----------------------        Director                         March 26, 1996
John Dreyer

/s/ Glenn J. DiBenedetto       Chief Financial Officer          March 26, 1996
- ------------------------       (Principal Financial and
Glenn J. DiBenedetto            Accounting Officer)

                          INDEX TO FINANCIAL STATEMENTS


                                                                     Page
                                                                     ----

Report of Independent Certified Public Accountants                   F-2

Independent Auditors' Report                                         F-3

Balance Sheets as of December 31, 1994
  and December 30, 1995                                              F-4

Statements of Operations for the Years Ended
  December 31, 1993 and 1994, and December 30, 1995                  F-5

Statements of Changes in Stockholders' Equity
  for the Three Years Ended December 30, 1995                        F-6-7

Statements of Cash Flows for the Years Ended
  December 31, 1993 and 1994, and December 30, 1995                  F-8

Notes to Financial Statements                                        F-9

Financial Statement Schedule:

  Schedule II - Valuation and qualifying accounts
   and reserves                                                      FS-1

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Presstek, Inc.
Hudson, New Hampshire

We have audited the accompanying balance sheet of PRESSTEK, INC. as of December 30, 1995 and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Presstek, Inc. at December 30, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



BDO SEIDMAN, LLP

New York, New York
February 16, 1996

INDEPENDENT AUDITORS' REPORT

PRESSTEK, INC.:


We have audited the accompanying balance sheet of Presstek, Inc. as of December 31, 1994, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit and to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statement present fairly, in all material respects the financial position of Presstek, Inc. as of December 31, 1994, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for certain investments in debt and equity securities, effective January 1, 1994, to conform with Statement of Financial Accounting Standards No. 115.

DELOITTE & TOUCHE LLP

Bedford, New Hampshire
March 15, 1995

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 PRESSTEK, INC.

                                 BALANCE SHEETS
                                                                           December 31,                 December 30,
                                                                               1994                         1995
                                                                           ------------                 ------------
   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                               $  1,532,636                $  3,628,021
   Marketable securities                                                        254,381                   3,050,825
   Accounts receivable                                                        4,187,049                   7,888,559
   Inventory                                                                  2,796,165                   5,861,743
   Other current assets                                                         756,592                     350,031
                                                                             ----------                  ----------
         Total current assets                                                 9,526,823                  20,779,179
                                                                             ----------                  ----------

MARKETABLE SECURITIES - NON CURRENT                                           4,807,821                           -
                                                                             ----------                  ----------

PROPERTY AND EQUIPMENT:
   Machinery and equipment                                                    3,820,160                   5,659,211
   Furniture and fixtures                                                       281,844                     372,889
   Leasehold improvements                                                       956,574                   1,247,803
   Other                                                                         38,184                      34,498
                                                                             ----------                  ----------
         Total                                                                5,096,762                   7,314,401
   Less accumulated depreciation
    and amortization                                                        ( 2,322,770)                ( 3,023,089)
                                                                             ----------                  ----------

         Property and equipment, net                                          2,773,992                   4,291,312
                                                                             ----------                  ----------


OTHER ASSETS:
   Patent application costs, net                                                685,044                   1,012,147
   Software development costs                                                   530,350                     585,980
                                                                             ----------                  ----------
         Total other assets                                                   1,215,394                   1,598,127
                                                                             ----------                  ----------

            TOTAL                                                          $ 18,324,030                $ 26,668,618
                                                                             ==========                  ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                        $  1,275,492                $  2,392,846
   Accrued expenses                                                             226,834                   1,091,036
   Accrued salaries and employee benefits                                       348,784                     458,300
                                                                             ----------                  ----------
         Total current liabilities                                            1,851,110                   3,942,182
                                                                             ----------                  ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized
    1,000,000 shares; no shares issued or
    outstanding                                                                       -                           -
   Common stock, $.01 par value; authorized
    25,000,000 shares; issued and outstanding
    7,194,020 shares at December 31, 1994;
    14,765,300 shares at December 30, 1995                                       71,940                     147,653
   Additional paid-in capital                                                18,437,839                  21,559,856
   Unrealized loss on investments
    available for sale                                                      (   199,334)                (     3,176)
   Retained earnings (deficit)                                              ( 1,837,525)                  1,022,103
                                                                             ----------                  ----------

         Stockholders' equity                                                16,472,920                  22,726,436
                                                                             ----------                  ----------

              TOTAL                                                        $ 18,324,030                $ 26,668,618
                                                                             ==========                  ==========

                        See notes to financial statements

                                                           PRESSTEK, INC.

                                                      STATEMENTS OF OPERATIONS
                                                         For the Years Ended
                                                     December 31,            December 31,             December 30,
                                                         1993                    1994                     1995
                                                     ------------            ------------             ------------

REVENUES:
   Product sales                                     $  1,126,818           $   9,462,032             $ 20,028,548
   Royalties and fees from licensees                   10,555,336               7,055,826                7,582,908
                                                       ----------              ----------               ----------
         Total revenues                                11,682,154              16,517,858               27,611,456
                                                       ----------              ----------               ----------

COSTS AND EXPENSES:
   Cost of products sold                                  754,700               6,944,268               14,923,968
   Engineering and product development                  5,647,562               5,123,439                6,155,421
   Marketing                                            1,147,926               1,225,756                1,727,301
   General and administrative                           1,535,289               1,603,729                2,050,075
   Nonrecurring charge                                  1,948,878                       -                        -
                                                       ----------              ----------               ----------
         Total costs and expenses                      11,034,355              14,897,192               24,856,765
                                                       ----------              ----------               ----------

OTHER INCOME (EXPENSE):
   Dividend and interest income                           412,025                 407,977                  327,213
   Other - net                                                  -                     166              (     2,276)
                                                       ----------              ----------               ----------
         Other income - net                               412,025                 408,143                  324,937
                                                       ----------              ----------               ----------

INCOME BEFORE INCOME TAXES                              1,059,824               2,028,809                3,079,628

PROVISION FOR INCOME TAXES                            (   100,000)            (   186,600)             (   220,000)
                                                       ----------              ----------               ----------

NET INCOME                                           $    959,824           $   1,842,209             $  2,859,628
                                                       ==========              ==========               ==========

WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES                              14,222,574              14,865,344               15,855,076
                                                       ==========              ==========               ==========

NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE                                    $ .07                   $ .12                    $ .18
                                                              ===                     ===                      ===

                        See notes to financial statements

                                                            PRESSTEK, INC.

                                                      STATEMENTS OF CHANGES IN
                                                 STOCKHOLDERS' EQUITY For the Three
                                                    Years Ended December 30, 1995
                                                                      Common Stock           Additional
                                                                      ------------            Paid-in
                                                                  Shares         Amount       Capital
                                                                  ------         ------       -------
BALANCE AT DECEMBER 31, 1992                                     5,260,248       $52,602   $15,214,852
January through December, 1993:
  Issuances of common stock relative to the exercise
  of incentive stock options at $1.50 per share                     91,000           910       135,590
  Issuances of common stock relative to the exercise
  of nonqualified stock options at $5.00 - $14.75
  per share                                                         34,300           343       320,327
November, 1993:
  Issuances of common stock relative to the exercise
  of underwriter's warrants and unit warrants for
  cash at $5.75 and $6.25 per share, respectively                    3,420            35        20,485
Tax benefit of disposition of stock options                                                     80,000
Net income for the year
                                                               -----------    ----------   -----------

BALANCE AT DECEMBER 31, 1993                                     5,388,968        53,890    15,771,254
February through March 1994:
  Issuance of common stock relative to the exercise
  of warrants at $12.50 and $14.25 per share                        50,000           500       668,250
August, 1994:
  Five for four stock split, effected in
  the form of a 25% stock dividend, net of
  fractional shares                                              1,410,235        14,102       (17,782)
January through December, 1994:
  Issuances of common stock relative to the
  exercise of incentive stock options at:
  $1.50 per share                                                   54,361           544       341,126
  $1.20 per share                                                   62,500           625        74,375
  Issuances of common stock relative to the
  exercise of nonqualified stock options at
  $5.00 - $16.75 per share                                          74,856           748       612,963
  Issuances of common stock relative to the
  exercise of underwriters' warrants and unit
  warrants for cash at:
  $5.75 and $6.25 per share, respectively                           95,254           953       570,571
  $4.60 and $5.00 per share, respectively                           57,846           578       277,082
Tax benefit of disposition of stock options
Unrealized loss on marketable securities                                                       140,000
Net income for the year
                                                               -----------    ----------   -----------

BALANCE AT DECEMBER 31, 1994                                     7,194,020        71,940    18,437,839
January through December, 1995:
  Issuance of common stock relative to the
  exercise of incentive stock options at
  $10.00 - $15.55 per share                                        112,877         1,129     1,628,242
  Issuance of common stock relative to the
  exercise of non-qualified stock options at
  $4.00 - $19.20 per share                                         159,931         1,599     1,282,760
January through March, 1995:
  Issuance of common stock relative to the exercise
  of underwriters' warrants
  and unit warrants for cash at $4.60 and $5.00
  per share, respectively                                           22,500           225       107,775
May, 1995:
  Two for One stock split effected in
  the form of a 100% stock dividend                              7,275,972        72,760       (72,760)
Tax benefit of disposition of stock options                                                    176,000
Unrealized gain on investments available for sale
Net income for the year
                                                               -----------    ----------   -----------

BALANCE AT DECEMBER 30, 1995                                    14,765,300      $147,653   $21,559,856
                                                               ===========    ==========   ===========

                                                         Unrealized Loss
                                                          On Investments        Retained
                                                             Available           Earning          Stockholders'
                                                             For Sale           (Deficit)            Equity
                                                             --------           ---------            ------
BALANCE AT DECEMBER 31, 1992                                 $    --          $(4,639,558)        $10,627,896
January through December, 1993:
  Issuances of common stock relative to the exercise
  of incentive stock options at $1.50 per share                                                       136,500
  Issuances of common stock relative to the exercise
  of nonqualified stock options at $5.00 - $14.75
  per share                                                                                           320,670
November, 1993:
  Issuances of common stock relative to the exercise
  of underwriter's warrants and unit warrants for
  cash at $5.75 and $6.25 per share, respectively                                                      20,520
Tax benefit of disposition of stock options                                                            80,000
Net income for the year                                                           959,824             959,824
                                                               -----------     ----------         -----------

BALANCE AT DECEMBER 31, 1993                                          --       (3,679,734)         12,145,410
February through March 1994:
  Issuance of common stock relative to the exercise
  of warrants at $12.50 and $14.25 per share                                                          668,750
August, 1994:
  Five for four stock split, effected in
  the form of a 25% stock dividend, net of
  fractional shares                                                                                    (3,680)
January through December, 1994:
  Issuances of common stock relative to the
  exercise of incentive stock options at:
  $1.50 per share                                                                                     341,670
  $1.20 per share                                                                                      75,000
  Issuances of common stock relative to the
  exercise of nonqualified stock options at
  $5.00 - $16.75 per share                                                                            613,711
  Issuances of common stock relative to the
  exercise of underwriters' warrants and unit
  warrants for cash at:
  $5.75 and $6.25 per share, respectively                                                             571,524
  $4.60 and $5.00 per share, respectively                                                             277,660
Tax benefit of disposition of stock options                                                           140,000
Unrealized loss on marketable securities                          (199,334)                          (199,334)
Net income for the year                                                         1,842,209           1,842,209
                                                               -----------     ----------          ----------

BALANCE AT DECEMBER 31, 1994
January through December, 1995:                                   (199,334)    (1,837,525)         16,472,920
  Issuance of common stock relative to the
  exercise of incentive stock options at
  $10.00 - $15.55 per share                                                                         1,629,371
  Issuance of common stock relative to the
  exercise of non-qualified stock options at
  $4.00 - $19.20 per share                                                                          1,284,359
January through March, 1995:
  Issuance of common stock relative to the exercise of
  underwriters' warrants
  and unit warrants for cash at $4.60 and $5.00
  per share, respectively                                                                             108,000
May, 1995:
  Two for One stock split effected in
  the form of a 100% stock dividend
Tax benefit of disposition of stock options                                                           176,000
Unrealized gain on investments available for sale                   196,158                           196,158
Net income for the year                                                         2,859,628           2,859,628
                                                                -----------    ----------         -----------

BALANCE AT DECEMBER 30, 1995                                       $(3,176)    $1,022,103         $22,726,436
                                                                ===========    ==========         ===========


                        See notes to financial statements

                                       F-6-7

                                                           PRESSTEK, INC.

                                                      STATEMENTS OF CASH FLOWS
                                                         For the Years Ended

                                                                              December 31,         December 31,         December 30,
                                                                                  1993                 1994                 1995
                                                                              ------------         ------------         ------------
CASH FLOWS - OPERATING ACTIVITIES:
   Net income                                                                 $   959,824          $ 1,842,209          $ 2,859,628
   Adjustments to reconcile net income
    to net cash provided by (used for)
    operating activities:
      Noncash elements of nonrecurring charge                                   1,453,101                 --                   --
      State tax benefit of disposition of
       stock options                                                               80,000              140,000              176,000
      Depreciation                                                                657,475              601,197              819,507
      Amortization                                                                   --                 55,639              178,529
      Provision for warranty and other costs                                       20,000              215,000              916,242
      (Gain) on disposal of equipment                                              (3,617)             (28,388)             (25,748)
      Loss on sale of marketable securities                                          --                   --                 28,024
   (Increase) decrease in:
      Accounts receivable                                                         655,483           (3,384,070)          (3,759,012)
      Inventory                                                                  (821,546)          (1,562,606)          (3,165,578)
      Other current assets                                                       (191,674)            (532,375)             406,561

   Increase (decrease) in:
      Accounts payable and accrued expenses                                       987,149             (126,332)           1,222,816
      Accrued salaries and employee benefits                                       55,672              105,134              109,516
      Accrued state income taxes                                                 (160,000)                --                   --
      Deferred income                                                          (1,811,664)                --                   --
                                                                              -----------          -----------          -----------

            Net cash provided by (used for)
             operating activities                                               1,880,203           (2,674,592)            (233,515)
                                                                              -----------          -----------          -----------

CASH FLOWS - INVESTING ACTIVITIES:
   Purchases of property and equipment                                           (599,898)          (1,746,470)          (2,387,379)
   Proceeds from sale of equipment                                                   --                 31,017               76,300
   Increase in other assets                                                      (210,194)            (674,200)            (561,261)
   Sales and maturities of
    marketable securities                                                         175,000            5,157,394            2,179,510
   Purchases of marketable securities                                          (3,224,743)          (2,095,152)                --
                                                                              -----------          -----------          -----------

            Net cash provided by (used for)
             investing activities                                              (3,859,835)             672,589             (692,830)
                                                                              -----------          -----------          -----------

CASH FLOWS - FINANCING ACTIVITIES:
   Net proceeds from sale of common
    stock and warrants                                                            477,690            2,544,635            3,021,730
                                                                              -----------          -----------          -----------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                              (1,501,942)             542,632            2,095,385
CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                                                            2,491,946              990,004            1,532,636
                                                                              -----------          -----------          -----------
CASH AND CASH EQUIVALENTS -
 END OF PERIOD                                                                $   990,004          $ 1,532,636          $ 3,628,021
                                                                              ===========          ===========          ===========

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION -
      Cash paid during the period for income taxes                            $   160,000                               $    52,000
                                                                              ===========                               ===========

                        See notes to financial statements

                            PRESSTEK, INC.

                     NOTES TO FINANCIAL STATEMENTS


1.    NATURE OF BUSINESS

     Business - Presstek, Inc. ("the Company" or "Presstek") was organized as a Delaware corporation on September 3, 1987 and was a development stage company through 1991. In September, 1991, Heidelberger Druckmaschinen A.G. ("Heidelberg") the world's largest printing press manufacturer introduced the Company's initial spark discharge based imaging technology, in a jointly developed product, the Heidelberg GTO-DI. In 1993, after investing substantial effort and resources, the Company completed the development of PEARL(R), a patented proprietary, nonphotographic, toxic-free, digital imaging and printing plate technology for the printing and graphic arts industries. PEARL's laser diode technology is capable of imaging various types of Presstek printing plates either off-press or on-press which may then be used to produce high quality, full-color lithographic printed materials. PEARL has completely replaced the Company's spark discharge technology. The GTO-DI was re-introduced in September 1993, utilizing PEARL as its direct imaging technology. The Company is now building an installed base of customers which utilizes its proprietary consumable printing plates on PEARL equipped Heidelberg presses. During the second quarter of 1995, the Company commenced shipments of kits to be utilized on Heidelberg's recently introduced Quickmaster DI 46-4. Presstek is also engaged in the development of additional products and applications that incorporate its proprietary PEARL technologies and consumables, including both computer-to-plate and other direct-to-press applications. At this time, the Company relies on Heidelberg to generate substantially all of its revenues.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Fiscal Year - On January 19, 1995, the Company's Board of Directors determined to change its fiscal year from a calendar year ending December 31 to a fiscal year ending on the Saturday closest to December 31; accordingly, the 1995 fiscal year ended December 30. Fiscal 1993, 1994, and 1995 each reflect 52 week periods.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Many of the Company's estimates and assumptions used in the financial statements relate to the Company's products, which are subject to rapid technological change. It is reasonably possible that changes may occur in the near term that would affect management's estimates with respect to inventories, equipment and software development costs.

     Revenue Recognition - The Company records revenues on product sales and related royalties at the time of shipment. Certain fees and other reimbursements are recognized as revenue when the related services have been performed or the revenue otherwise earned.

   Product Warranties - The Company warrants its products against defects in material and workmanship for a period of one year. Anticipated future warranty costs are accrued by a charge to expense as products are shipped and the related revenue recognized. At December 31, 1994 and December 30, 1995, accrued expenses included accrued warranty costs of $199,000 and $601,000 and product replacement reserves of $28,000 and $291,000, respectively.

     Property and Equipment - Property and equipment are stated at cost and are depreciated using a straight-line method for both financial reporting and for tax purposes over their estimated useful lives (ranging from 3 to 7 years). Leasehold improvements are amortized over the life of the lease for financial reporting purposes and a required longer period for tax purposes.

     Software Development Costs - Software development costs for products and certain product enhancements are capitalized subsequent to the establishment of their technological feasibility (as defined in Statement of Financial Accounting Standards No. 86) based upon the existence of working models of the products which are ready for initial customer testing. Costs incurred prior to such technological feasibility or subsequent to a product's general release to customers are expenses as incurred. Prior to 1994, the Company did not incur material costs subject to capitalization. During 1994 and 1995, the Company incurred and capitalized $530,350 and $154,129, respectively, of costs subject to capitalization. Amortization of these costs commenced during 1995 using the straight-line method. Amortization expense for the year ended December 30, 1995 was $98,500.

     Inventory - Inventory is valued at the lower of cost or market, with cost determined on the first-in, first-out method. At December 31, 1994, and December 30, 1995, inventory consisted of the following:

                            1994                   1995
                            ----                   ----

Raw materials              $ 1,269,607             $ 3,476,713
Work in process                952,704               1,959,382
Finished goods                 573,854                 425,648
                           -----------             -----------

   Total                   $ 2,796,165             $ 5,861,743
                           ===========             ===========


     Patent Application Costs - Patent application costs represent the expense of preparing and filing applications to patent the Company's proprietary technologies. Such costs are amortized against income over a period of five years, beginning on the date the patents are issued. As of December 30, 1995, the Company had been issued 49 patents. Amortization expense for the years ended December 31, 1993 and 1994, and December 30, 1995 was $53,904, $55,639, and
$72,530, respectively. (Also see Note 10.)

     Research and Development Costs - Research and development costs are expenses as incurred for financial reporting purposes.

     Cash Flow Information - For purposes of reporting cash flows, the Company considers all savings deposits, certificates of deposit, and money market funds and deposits purchased with a maturity of three months or less to be cash equivalents. At December 31, 1994 and December 30, 1995, cash and cash equivalents consisted of cash balances on deposit and money market funds.

     Reclassification - Various accounts in the prior years' balance sheet and statement of operations have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.

     Effect of New Accounting Pronouncements

     Long-Lived Assets - Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. This policy is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. No write downs have been necessary through December 30, 1995.

     Stock-Based Compensation - The Company does not presently intend to adopt the fair value based method for accounting for stock compensation plans, as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which is effective for transactions entered into in fiscal years that begin after December 15, 1995.

3.    MARKETABLE SECURITIES

     Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Marketable Securities are classified as available for sale and consist of United States Treasury Bills and Notes having maturity dates of more than three months, and are stated at fair value.

     Marketable securities are classified based on expected realization which, as of December 31, 1994, was consistent with security maturity date. Accordingly, at that date such securities were classified as current where maturity dates were one year or less, or noncurrent where maturity dates exceed one year from the balance sheet date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Aggregate net unrealized holding losses of $199,334 and $3,176 at December 31, 1994 and December 30, 1995, respectively, have been included as a separate component of stockholders' equity in the accompanying balance sheet. Certain information with respect to the Company's marketable securities as of December 31, 1994 and December 30, 1995 is presented below:

                                           1994                    1995
                      -----------------------------------------------------

                      Current    Noncurrent         Total          Total
                      -------    ----------         -----          -----

Amortized Cost        $254,154   $ 5,007,382    $ 5,261,536     $ 3,054,001
Gross Unrealized
 Holding Gains             227            -             227           7,810
Gross Unrealized
 Holding Losses                   (  199,561)    (  199,561)     (   10,986)
                       -------     ---------      ---------       ---------

Fair Value            $254,381   $ 4,807,821    $ 5,062,202     $ 3,050,825
                       =======     =========      =========       =========


     For the years ended December 31, 1994 and December 30, 1995, the Company received proceeds from the sale or maturity of available for sale securities of $5,157,394 and $2,179,510 and recorded net realized losses of $28,174 and $28,024. In computing such realized losses, cost was determined using the specific cost method. The change in net unrealized holding gain or loss on available for sale securities that has been included in the separate component of stockholders' equity for the years ended December 31, 1994 and December 30, 1995 was $199,334 and $3,176, respectively.

4.   NET INCOME PER COMMON SHARE

     Net income per common share is computed by dividing net income by the weighted average number of Common Stock and Common Stock equivalent shares outstanding. Common Stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options and warrants. On August 2, 1994, the Company's Board of Directors authorized a five-for-four stock split, effected in the form of a 25% stock dividend, during the third quarter of 1994. The split resulted in the issuance of 1,410,235 shares of common stock. On April 19, 1995, the Company's Board of Directors declared a two-for-one stock split, effected in the form of a 100% stock dividend, during the second quarter of 1995. The split resulted in the issuance of 7,275,972 shares of common stock. All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the splits. A summary of the calculations for the years ended December 31, 1993 and 1994, and December 30, 1995 follows:

                          (In Thousands, Except Per Share)

                                         1993                      1994                      1995
                                  -----------------          ----------------         -----------------
                                              Fully                     Fully                     Fully
                                 Primary     Diluted        Primary    Diluted        Primary    Diluted
                                 -------     -------        -------    -------        -------    -------
Net income                       $    960   $    960       $  1,842   $  1,842       $  2,860   $  2,860
                                   ======     ======         ======     ======         ======     ======

Weighted average common
 shares outstanding                13,255     13,472         14,026     14,388         14,562     14,562

Common  equivalent  shares
 from assumed  conversion of
 outstanding  options and
 warrants whose effect are
 not antidilutive on
 earnings per share                 1,663       1,663          1,938     2,131          1,742      1,770

Less shares assumed
 repurchased using the
 treasury method for
 calculation of net
 shares outstanding               (   695)    (   684)       ( 1,099)  (   917)       (   449)   (   239)
                                   ------      ------         ------    ------         ------     ------

Weighted average common
 and common equivalent
 shares outstanding                14,223      14,451         14,865    15,602         15,855     16,093
                                   ======      ======         ======    ======         ======     ======

Net income per common
 and common equivalent
 shares                             $ .07       $ .07          $ .12     $ .12          $ .18      $ .18
                                      ===         ===            ===       ===            ===        ===


5.       INCOME TAXES

     The Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," as of January 1, 1993. SFAS 109 requires that the Company utilize an asset and liability approach for financial accounting and reporting for income taxes. The primary objectives of accounting for taxes under SFAS 109 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company's financial statements or tax returns.

     The components of the provision for income taxes for the years ended December 31, 1993 and 1994 and December 30, 1995 were as follows:


                                         1993         1994         1995
                                         ----         ----         ----

Current tax expense                    $ 70,000      $ 46,600     $ 44,000

State tax benefit of disposition         80,000       140,000      176,000
of stock options

Change in deferred tax asset - net      (50,000)            -            -
                                       --------      --------     --------

Total provision                        $100,000      $186,600     $220,000
                                       ========      ========     ========


     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. These temporary differences are determined in accordance with SFAS 109. Deferred tax assets and liabilities consisted of the following at December 31, 1994 and December 30, 1995:

                                                 1994           1995
                                                 ----           ----
Deferred tax assets:
  NOL carryforwards                          $ 2,856,000     $5,600,000
  Tax credits                                    300,000        350,000
  Warranty provision and other accruals          258,000        640,000
                                               ---------      ---------
    Gross deferred tax assets                  3,414,000      6,590,000
                                               ---------      ---------

Deferred tax liabilities:
  Patent application costs                       274,000        368,000
  Accumulated depreciation                       162,000        187,000
                                               ---------      ---------
    Gross deferred tax liabilities               436,000        555,000
                                               ---------      ---------

                                               2,978,000      6,035,000

Less valuation allowance                      (2,928,000)    (5,985,000)
                                               ---------      ---------

Deferred tax asset - net                     $    50,000     $   50,000
                                               =========      =========


     The $50,000 deferred tax asset was included in other current assets at December 31, 1994 and December 30, 1995. The valuation allowance increased $403,000, $195,000, and $3,057,000 in 1993, 1994, and 1995, respectively.

     The difference between income taxes at the United States federal income tax rate and the effective income tax rate was as follows for the years ended December 31, 1993 and 1994, and December 30, 1995:

                                                    1993       1994      1995
                                                    ----       ----      ----

Computed at federal statutory rate                   34%       34%       34%
Increase (decrease) resulting from:
  Expenses producing no current tax benefit          17%        2%       11%
  State tax, net of federal benefit                   7%        7%        7%
  Alternative minimum tax                             2%        2%        -
  Net operating loss carryforwards                   19%       10%       98%
  Compensation relative to stock option plans       -58%      -38%     -140%
  Deductions for tax purposes previously
   expenses for financial statement purposes        - 7%      - 7%        -
  Patent perfection costs and other                 - 5%      - 1%     -  3%
                                                     --        --       ---
        Effective rate, net                           9%        9%        7%
                                                     ==        ==       ===

     As of December 30, 1995, the Company had net operating loss carryforwards totaling approximately $16,500,000 resulting from compensation deductions relative to stock option plans. To the extent net operating losses resulting from stock option plan compensation deductions become realizable, the benefit will be credited directly to additional paid in capital. The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company's common stock. The following is a breakdown of the net operating losses and their expiration dates:

     Expiration date                Amount of remaining NOL

        2005                               $2,230,000
        2006                               $5,020,000
        2007                               $  550,000
        2008                               $  600,000
        2009                               $8,100,000

     In addition, the Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) of approximately $350,000, which are available to offset future taxable income and income tax liabilities, when earned or incurred.

6.   RELATED PARTIES

     During the years ended December 31, 1993 and 1994 and December 30, 1995, the Company made various sales to Howtek totaling approximately $38,800, $114,500, and $23,250, respectively. Mr. Robert Howard, Chairman and a principal stockholder of the Company, is the Chairman of the Board of Directors and a principal stockholder of Howtek and the father of Dr. Lawrence Howard, who was the President and Chief Executive Officer of the Company through November 30, 1992, when he resigned as President and was appointed, by the Board of

Directors, Vice Chairman of the Board. Dr. Lawrence Howard was a director of Howtek until May 30, 1989.

     The Company subleases certain of its office facilities from Mr. Robert Howard, Chairman, as a tenant-at-will. Payments totaled $33,352, $35,379, and $35,400, respectively, for the years ended December 31, 1993 and 1994 and December 30, 1995. Mr. Howard was paid $100,000 during each of 1993 and 1994 as a bonus for consulting services rendered. The Company paid Mr. Howard $110,000 for consulting services provided to the Company during 1995.


7.   STOCKHOLDERS' EQUITY

     References herein to shares, options, warrants and the prices per share have been restated to the 1994 and 1995 stock splits, effected in the form of stock dividends, referred to in Note 4.

     Preferred Stock - The Company's certificate of incorporation empowers the Board of Directors, without stockholder approval, to issue up to 1,000,000 shares of $.01 par value preferred stock, with dividend, liquidation, conversion, and voting or other rights to be determined upon issuance by the Board of Directors.

     Restricted Stock Purchase Plan - On August 22, 1988, the Company adopted a Restricted Stock Purchase Plan ("the Purchase Plan") authorizing the sale of up to 125,000 shares of common stock to its employees at a price to be determined by the Board of Directors, but in no event to be less than $.01 per share or greater than 10% of the then fair market value. At December 30, 1995, after adjustment for the 1994 and 1995 splits 40,000 shares remained available for sale.

     Stock Option Plans - On August 22, 1988, the Company adopted the 1988 Stock Option Plan (the "1988 Plan"), and effective August 19, 1991, the Company adopted the 1991 Stock Option Plan (the "1991 Plan"), and effective April 8, 1994, the Company adopted the 1994 Stock Option Plan (the "1994 Plan"). Each plan originally provided for the aware, to key employees and other persons, options to purchase up to 500,000 shares of the Company's common stock. As a result of the 1994 and 1995 stock splits, the number of shares of common stock issuable upon exercise of outstanding options granted under the above plans and upon exercise of options available for future grants increased by 25% and 100%, respectively. Options granted under the plans may be either Incentive Stock Options ("ISOs") or Nonqualified Options. Generally, ISOs may only be granted to employees of the

Company, at an exercise price of not less than fair market value of the stock at the date of grant. Nonqualified Options may be granted to any person, at any exercise price. Nonqualified Options may be granted to any person, at any exercise price not less than par value, within the discretion of the Board of Directors or a committee appointed by the Board of Directors ("Committee"). Any options granted will generally become exercisable in increments over a period not to exceed ten years from the date of grant, to be determined by the Board of Directors or Committee, and generally will expire not more than ten years from the date of grant.

         Information concerning incentive stock option activity under the 1988, 1991, and 1994 plans for the years ended December 31, 1993 and 1994, and December 30, 1995 is summarized as follows:

                                     Option      Option price     Options
                                     Shares       per share     Exercisable
                                     ------       ---------     -----------

Outstanding at December 31, 1992     193,800    $ 1.20 - $ 1.50    118,799
                                                                   =======

Granted                              186,808    $10.00 - $25.00
Exercised                            (91,000)        $ 1.50
Cancelled/Expired                          -
                                     -------

Outstanding at December 31, 1993     289,608    $ 1.20 - $25.00    289,608
                                                                   =======

Granted                              509,000    $15.55 - $19.50
Exercised                           (116,861)   $ 1.20 - $20.00
Cancelled/Expired                    (14,844)   $20.00 - $25.00
                                     -------

Outstanding at December 31, 1994     666,903    $10.00 - $19.50     12,591
                                                                   =======

Granted                               34,500    $41.275 - $52.75
Exercised                           (112,877)   $15.55 - $20.00
Cancelled/Expired                          -
                                     -------

Outstanding at December 30, 1995     588,526    $10.00 - $52.75     76,279
                                     =======                        ======


     The proceeds to the Company from incentive stock options exercised during the years ended December 31, 1993 and 1994 and December 30, 1995 totaled $136,500, $416,670, and $1,629,371, respectively.

     Information concerning nonqualified stock option activity under the 1988, 1991, and 1994 Plans for the years ended December 31, 1993 and 1994 and December 30, 1995 is summarized as follows:

                                     Option      Option price     Options
                                     Shares       per share     Exercisable
                                     ------       ---------     -----------

Outstanding at December 31, 1992     819,719    $ 2.00 - $16.75    487,219
                                                                   =======

Granted                              268,624    $ 7.10 - $21.00
Exercised                            (34,300)   $ 5.00 - $14.75
Cancelled/Expired                    (64,250)   $10.38 - $21.00
                                     -------

Outstanding at December 31, 1993     989,793    $ 2.00 - $19.40    865,543
                                                                   =======

Granted                              421,687    $ 9.70 - $29.20
Exercised                            (74,856)   $ 5.00 - $16.75
Cancelled/Expired                     (2,878)   $11.80 - $29.20
                                     -------

Outstanding at December 31, 1994   1,333,746    $ 2.00 - $25.00    878,802
                                                                   =======

Granted                               52,750    $22.313 - $62.00
Exercised                           (191,381)*  $ 4.00 - $15.55
Cancelled/Expired                       (245)   $12.20 - $18.40
                                   ---------

Outstanding at December 30, 1995   1,194,870    $ 4.00 - $62.00    802,800
                                   =========                       =======

* Includes 31,450 additional options arising from the 1995 stock split.

     The incentive and nonqualified stock options summarized in the tables above were granted under various vesting schedules ranging from immediate to five years, with termination dates ranging from five to six years from dates of grant and may be subject to earlier termination as provided in the Plans.

     The proceeds to the Company from nonqualified stock options exercised during the years ended December 31, 1993 and 1994 and December 30, 1995 totaled $320,670, $613,711, and $1,284,359, respectively.

     Director Stock Option Plan - Effective December 1993, the Company adopted its Nonemployee Director Stock Option Plan (the "Director Plan"). Only nonemployee directors of the Company (other than Robert Howard or Dr. Lawrence Howard) are eligible to receive grants under the Director Plan. The Director Plan provides that eligible directors automatically receive a grant of options to purchase 5,000 shares of Common Stock at fair market value upon first becoming a director and, thereafter, an annual grant, in January of each year, options to purchase 2,500 shares at fair market value. Pursuant to the terms of the Director Plan, options to purchase 3,125 shares, after adjustment for the five-for-four stock split, were automatically granted to each of two of the directors in January, 1994, and options to purchase

5,000 shares, after adjustment for the two-for-one stock split, were automatically granted to each of two of the directors in January, 1995.

     Underwriter's Warrants - In connection with an initial public offering during 1989, the Company issued the underwriter warrants to purchase 260,000 shares of common stock.

     Through December 30, 1995, 138,034 shares of common stock at $5.75 per share and 138,034 shares of common stock at $6.25 ($4.60 and $5.00 for exercises after the four-for-five stock split) were issued to certain designees of the underwriter pursuant to their exercise of warrants and unit warrants. The proceeds to the Company from these transactions totaled $1,559,993.

     At December 30, 1995, there were no remaining warrants outstanding.

     Other - On January 20, 1992, in consideration of the payment by Union Bank of Switzerland (the "Bank") to the Company of $25,000, the Company issued to the Bank a warrant which, entitled the Bank or its assigns to purchase from the Company 25,000 shares of common stock at $26.00 per share, which was subsequently amended to $14.25 per share. The Warrant was exercised during March, 1994, generating proceeds to the Company of $356,250.

     On February 11, 1994, the Company issued 25,000 shares of common stock, at $12.50 per share, to a consultant, in consideration of payment of $312,000 pursuant to the exercise of a warrant granted on August 12, 1992.

8.   LEASES

     Effective March 16, 1993, the Company entered into an agreement to amend and extend the basic lease for its operating facilities for an additional period of three years ending March 15, 1996 with three one-year renewal options. The amended lease specifies a fixed base monthly rent of $8,693, plus a pro rata share of real estate taxes and certain other expenses. The Company paid approximately $132,000 in 1993, $130,000 in 1994, and $131,000 in 1995 under the lease agreement and amendments. During May, 1994, the Company entered into an additional three year lease agreement (which was amended in December 1994) for approximately 36,000 square feet to accommodate its manufacturing facilities. The lease, as amended, specifies a fixed base monthly rent of $11,250, plus real estate taxes, utilities, and certain other expenses. The lease contains an option to renew for an additional three years and a right of first refusal to purchase the property. The Company paid approximately $71,500 in 1994 and $165,000 in 1995 under this lease agreement. As of December 30, 1995, future minimum lease payments under these agreements were as follows:

       1996                               $ 152,386
       1997                                  45,000
                                          ---------
       Total                              $ 197,386
                                          =========

9.   HEIDELBERG AGREEMENTS

     In January 1991, the Company entered into a master agreement (the "Master Agreement"), a technology license agreement (the "Technology License"), and a supply agreement (the "Supply Agreement"), (the foregoing agreements being sometimes collectively referred to herein as the "Heidelberg Agreements") with Heidelberg. Pursuant to this series of related agreements, as amended, the Company and Heidelberg agreed to certain terms relating to the integration of the Company's proprietary Direct Imaging Technology into various presses manufactured by Heidelberg and certain of its related parties (the "Heidelberg Presses") and the manufacture of components for and the commercialization of such presses.

     Pursuant to the Heidelberg Agreements, the Company granted Heidelberg certain exclusive rights, subject to the satisfaction of certain conditions, for the use of the Direct Imaging Technology in Heidelberg Presses. In consideration of such rights, Heidelberg agreed to pay to the Company royalties on the net sales prices of various specified types of Heidelberg Presses.

     The Heidelberg Agreements also provide for the Company to furnish, among other things, engineering and development work based upon work projects and budgets agreed to by the Company and Heidelberg. The terms of the Heidelberg Agreements are for periods ending in December 2011 in the case of each of the Master Agreement and Technology License and December 1995 in the case of the Supply Agreement. The Heidelberg Agreements also contain, among other things, certain early termination provisions and extension provisions.

10.  NONRECURRING CHARGE

     During the second quarter of 1993 the Company recorded a $1,949,000 nonrecurring charge associated with the Company's change from spark discharge technology to its PEARL technology. The termination of shipments of units incorporating the spark discharge technology dictated that certain assets associated with the earlier imaging process, including certain property and equipment, unamortized patent costs and inventory, be written off, and that reserves be established for the transition to PEARL technology. The individual elements making up the charge consisted of write-offs of property and equipment, inventory, and patent application costs of $613,000, $546,000, and $294,000, respectively, and a reserve of $496,000 for certain estimated costs required to retrofit existing customer equipment. The reserve was fully utilized during 1993, 1994, and 1995.

11.  OTHER INFORMATION

     In April 1995 the Company commenced an action against Agfa-Gevaert, N.V. ("Agfa") in the U.S. District Court for the District of New Hampshire alleging that Agfa violated provisions of a confidentiality agreement and a manufacturing agreement (the "Manufacturing Agreement") between the parties and misappropriated certain trade secrets of the Company. In June 1995, Agfa commenced an arbitration proceeding against the Company in the International Chamber of Commerce in which it seeks arbitration of the disputes between the parties arising from the Manufacturing Agreement and also seeks to have the trade secret issues determined in arbitration. In its request for arbitration Agfa has, among other things, charged Presstek with breaches of the Manufacturing Agreement, good faith and fair dealing, and is seeking damages in an amount alleged to be $2,000,000. The action commenced by the Company in District Court has been stayed to allow the arbitrators to determine the issues in dispute between the parties.

     The Company has vigorously pursued its claims against Agfa and intends to vigorously contest Agfa's assertions of breach of the Manufacturing Agreement and other claims. Although the Company and its counsel believes that an unfavorable outcome of the litigation and arbitration is unlikely, there can be no assurance as to the outcome of the proceedings.

     The Company has been advised that the Securities and Exchange Commission (the "Commission") has entered a formal order of private investigation with respect to certain activities by certain unnamed persons and entities in connection with the securities of the Company. In that connection, the Company has received subpoenas duces tecum requesting it to produce certain documents and has complied with the requests. The Company has not been advised by the Staff of the Commission that the Staff intends to recommend to the Commission that it initiate a proceeding against the Company in connection with the foregoing investigation.

12.  SUBSEQUENT EVENTS

     During February, 1996, the Company completed private placements of an aggregate of 282,846 shares of its common stock for net proceeds of $20,208,758 to a limited number of domestic individual and institutional investors.

     A portion of the funds raised from the private placements were utilized to complete the acquisition referred to below, with the balance to be utilized for general working capital purposes.

     On February 15, 1996, the Company acquired 90% of the outstanding common stock (the "Purchased Shares") of Catalina Coatings, Inc., an Arizona corporation ("Catalina"). Catalina is engaged in the development, manufacture and sale of vacuum deposition coating equipment and the licensing and sublicensing of patent rights with respect to vapor deposition process to coat moving webs of material at high rates. The Company intends to continue the business of Catalina which will operate as a subsidiary of the Company. The Purchased Shares were acquired from the selling shareholders pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") dated and effective as of January 1, 1996. The aggregate consideration paid by the Company pursuant to the Stock Purchase Agreement was $8,400,000, of which $8,200,000 represented the purchase price of the Purchased Shares and $200,000 represented consideration for the non-competition and confidentiality covenants of the selling shareholders.

     Simultaneous with the closing of the acquisition, the Company entered into a Put and Call Option Agreement (the "Option Agreement") which provides the Company with the right, at any time after February 15, 2000, to acquire the remaining 10% of the outstanding common stock of Catalina for aggregate consideration of $2,000,000. The Option Agreement also provides the selling shareholders and another employee of Catalina with the right, at any time after August 15, 2000, to cause the Company to purchase the remaining shares for aggregate consideration of $1,000,000. The Option Agreement will terminate if Catalina consummates an initial public offering of its securities prior to February 15, 2000.

     The Company granted the Selling Shareholders and the other employee of Catalina five-year non-qualified options to purchase an aggregate 100,000 of the Company's common stock at an exercise price of $89.50 per share and Catalina granted to the same individuals an option to purchase an aggregate 5% of the issued and outstanding common stock of Catalina in the event that a registration statement relating to an initial public offering of Catalina common stock is declared effective by February 15, 2000.

                                                         PRESSTEK, INC.

                                                         SCHEDULE II
                                                VALUATION AND QUALIFYING ACCOUNTS


                                                                        Charged to
                                       Balance at      Charged to         Other         Changes           Balance
                                       Beginning       Costs and         Account -    Add (Deduct) -      at End
Year     Description                    of Year         Expenses         Describe       Describe          of Year
- ----     -----------                   ----------      ----------       ----------    -------------      --------
1993     Warranty reserve              $ 70,000        $ 20,000         $       -       $(12,556) (1)    $ 77,444
                                        =======         =======           =======        =======          =======
         Equipment replacement
          reserve                             -         495,880                 -        (94,900) (2)     400,980
                                        =======         =======           =======        =======          =======


1994     Warranty reserve                77,444         215,000                 -        (93,360) (1)     199,084
                                        =======         =======           =======        =======          =======
         Equipment replacement
          reserve                       400,980               -                 -       (373,230) (2)      27,750
                                        =======         =======           =======        =======          =======


1995     Warranty reserve               199,084         467,500                 -        (65,370) (1)     601,214
                                        =======         =======           =======        =======          =======
         Equipment replacement
          reserve                        27,750         291,240                 -        (27,750) (2)     291,240
                                        =======         =======           =======        =======          =======



- ----------
(1)   Warranty expenditures

(2)   Equipment replacement expenditures

                                    EXHIBIT INDEX

Exhibit No.                         Description                         Page No.

2(a) Stock Purchase Agreement dated and effective as of January 1, 1996, among the Company and David G. Shaw, Marc G. Langlois and David G. Shaw and Lynn
                  R. Shaw, as Trustees of the David and Lynn Shaw Charitable Remainder Unitrust, dated February 12, 1996 and John E. Madocks and Catalina. **

2(b) Put and Call Option Agreement by and among the Company, David G. Shaw, Marc G. Langlois and John
                  E. Madocks.  **

2(c) Confidentiality and Non-Competition Agreement by and among the Company, David G. Shaw and Catalina.
                  **

2(d) Confidentiality and Non-Competition Agreement by and among the Company, Marc G. Langlois and Catalina. **

2(e) Confidentiality and Non-Competition Agreement by and among the Company, John E. Madocks and Catalina. **

2(f)              Special Option Agreement, among the Company,
                  Catalina, David G. Shaw, Marc G. Langlois and John
                  E. Madocks.  **

3(a)(1) Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3(a)(1) of Registration Statement 33-27112, effective March 28, 1989.

3(a)(2) Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3(a)(2) of Registration Statement 33-27112, effective March 28, 1989.

3(a)(3) Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company filed June 3, 1994.+

3(b)              By-laws of the Company.

10(a) Employment Agreement dated August 23, 1988, by and between the Company and Richard Williams, incorpo-rated by reference to Exhibit 10(b) of Registra-tion Statement 33-27112, effective March 28, 1989.

10(b) 1988 Stock Option Plan, incorporated by reference to Exhibit 10(c) of Registration Statement 33-
                  27112, effective March 28, 1989.

Exhibit No.                         Description                         Page No.

10(c) 1988 Restricted Stock Purchase Plan, incorporated by reference to Exhibit 10(d) of Registration
                  Statement 33-27112, effective March 28, 1989.

10(d) Confidentiality Agreement between the Company and Heidelberger Druckmaschinen A.G., effective December 7, 1989 as amended, incorporated by reference to Exhibit 10(i) of the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

10(e)             Development and Supply Agreement dated July 23,
                  1991, by and between the Company and Inx
                  Incorporated, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1991.

10(f) Master Agreement effective January 1, 1991 by and between Heidelberger Druckmaschinen
                  Aktiengesellschaft and the Company, incorporated by reference to the Company's Form 8-K, dated
                  January 1, 1991.

10(g) Technology License effective January 1, 1991 by and between Heidelberger Druckmaschinen
                  Aktiengesellschaft and the Company, incorporated by reference to the Company's Form 8-K, dated
                  January 1, 1991.

10(h) Supply Agreement effective January 1, 1991 by and between Heidelberger Druckmaschinen
                  Aktiengesellschaft and the Company, incorporated by reference to the Company's Form 8-K, dated
                  January 1, 1991.

10(i) Memorandum of Performance No. 3 dated April 27, 1993 to the Master Agreement, Technology License, and Supply Agreement between the Company and Heidelberger Druckmaschinen Aktiengesellschaft, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1993.

10(j) Modification to Memorandum of Performance No. 3 dated April 27, 1993 to the Master Agreement, Technology License, and Supply Agreement between the Company and Heidelberger Druckmaschinen Aktiengesellschaft.+

Exhibit No.                         Description                         Page No.

10(k)             Memorandum of Performance No. 4 dated November
                  9, 1995 to the Master Agreement and Technology
                  License and Supply Agreement between the Comapany and Heidelberger Druckmaschinen
                  Aktiengesellschaft.

10(l) Lease dated as of September 10, 1987, relating to real property located at 8 Commercial Street, Hudson, New Hampshire, incorporated by reference to Exhibit 10(e) of Registration Statement 33-27112, effective March 28, 1989.

10(m) Amendment to Lease relating to real property located at 8 Commercial Street, Hudson, New Hampshire, incorporated by reference to Exhibit 10(k) of the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

10(n) Third Amendment to Lease, dated September 15, 1990, relating to real property located at 8 Commercial Street, Hudson, New Hampshire, incorporated by reference to Exhibit 10(o) of the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

10(o) Fourth Amendment to Lease, dated as of March 16, 1993, relating to real property located at 8 Commercial Street, Hudson, New Hampshire, Incorporated by reference to Exhibit 10(m) of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

10(p)             Development and Supply Agreement dated November
                  13, 1991 by and between the Company and Gans Ink & Supply Co., Inc.*

10(q)             Amendment to Employment Agreement between the
                  Company and Richard Williams.*

10(r)             1991 Stock Option Plan.*

10(s)             1994 Stock Option Plan.+

10(t)             Non Employee Director Stock Option Plan.+

10(u) Lease dated as of May 9, 1994, as amended, relating to facilities located at 9 Commercial
                  Street, Hudson, New Hampshire.+

23(a)             Consent of BDO Seidman LLP.

23(b)             Consent of Deloitte & Touche LLP.

27                Financial Data Schedule

- -------------
* Incorporated by reference to the Company's Annual report on Form 10-K for the year ended December 31, 1991.

** Incorporated by reference to the exhibit filed with the Company's Form 8-K for the event dated February 15, 1996.

+ Incorporated by reference to the exhibit of the corresponding number continued under Company's Annual report on Form 10-K for the year ended December 31, 1994