Form 10-Q
period 1996-03-30
PRESSTEK INC /DE/
filed 1996-05-14
CIK 846876

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 30, 1996


                                       OR

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

YES  X   NO

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 9, 1996, there were 15,117,047 shares outstanding of the Registrant's common stock, $.01 par value per share.

                               PRESSTEK, INC.

                                    INDEX

                                                                   PAGE

PART I                     FINANCIAL INFORMATION

    Item 1       Financial Statements

                 Balance Sheets as of March 30, 1996
                   (unaudited) and December 30, 1995                 3

                 Statements of Operations for the
                   three month periods ended March 30,
                   1996 and March 31, 1995 (unaudited)               4

                 Statements of Cash Flows for the three
                   month periods ended March 30, 1996
                   and March 31, 1995 (unaudited)                    5

                 Notes to Financial Statements (unaudited)           6

    Item 2       Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                        9

PART II                    OTHER INFORMATION

    Item 6       Exhibits and Reports on Form 8-K                   14

Signatures                                                          15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                 PRESSTEK, INC.

                                 BALANCE SHEETS
                                                      March 30,    December 30,
                                                       1996           1995
                                                       ----           ----
                                                    (Unaudited)
   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                       $ 11,504,545    $  3,628,021
   Marketable securities                             10,029,878       3,050,825
   Accounts receivable                                6,707,695       7,888,559
   Inventory                                          7,188,091       5,861,743
   Costs and estimated earnings in excess
    of billings on uncompleted contracts              1,273,579               -
   Other current assets                                 364,362         350,031
                                                     ----------      ----------
         Total current assets                        37,068,150      20,779,179
                                                     ----------      ----------

PROPERTY AND EQUIPMENT:
   Machinery and equipment                            6,619,495       5,659,211
   Furniture and fixtures                               504,904         372,889
   Leasehold improvements                             1,536,097       1,247,803
   Other                                                 34,498          34,498
                                                     ----------      ----------
         Total                                        8,694,994       7,314,401
   Less accumulated depreciation
    and amortization                                ( 3,341,699)    ( 3,023,089)
                                                     ----------      ----------
         Property and equipment, net                  5,353,295       4,291,312
                                                     ----------      ----------

OTHER ASSETS:
   Goodwill, net                                      6,388,769               -
   Note receivable from related party                   244,317               -
   Patent application costs and
    license rights, net                               1,432,227       1,012,147
   Software development costs, net                      700,314         585,980
   Other                                                187,500               -
                                                     ----------      ----------
         Total other assets                           8,953,127       1,598,127
                                                     ----------      ----------

            TOTAL                                  $ 51,374,572    $ 26,668,618
                                                     ==========      ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                $  4,022,119    $  2,392,846
   Accrued expenses                                   1,269,890       1,091,036
   Accrued salaries and employee benefits               486,024         458,300
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                    49,641               -
                                                     ----------      ----------
         Total current liabilities                    5,827,674       3,942,182
                                                     ----------      ----------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                       203,939               -
                                                     ----------      ----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized
    1,000,000 shares; no shares issued or
    outstanding                                               -               -
   Common stock, $.01 par value; authorized
    25,000,000 shares; issued and outstanding
    15,086,421 shares at March 30, 1996;
    14,765,300 shares at December 30, 1995              150,864         147,653
   Additional paid-in capital                        42,184,823      21,559,856
   Unrealized loss on investments
    available for sale                              (    74,245)    (     3,176)
   Retained earnings                                  3,081,517       1,022,103
                                                     ----------      ----------
         Stockholders' equity                        45,342,959      22,726,436
                                                     ----------      ----------

              TOTAL                                $ 51,374,572    $ 26,668,618
                                                     ==========      ==========

                        See notes to financial statements

                                 PRESSTEK, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            Three Months    Three Months
                                              March 30,       March 31,
                                                1996             1995
                                            ------------    ---------


REVENUES:
   Product sales                            $  7,524,957    $  3,583,413
   Royalties and fees from licensees           3,479,797       1,500,838
                                              ----------      ----------
         Total revenues                       11,004,754       5,084,251
                                              ----------      ----------

COSTS AND EXPENSES:
   Cost of products sold                       5,400,723       2,648,490
   Engineering and product development         2,448,548       1,483,211
   Marketing                                     545,371         384,223
   General and administrative                    746,803         456,372
                                              ----------      ----------
         Total costs and expenses              9,141,445       4,972,296
                                              ----------      ----------

OTHER INCOME (EXPENSE):
   Dividend and interest                         212,255          76,768
   Other                                     (    16,150)    (    16,721)
                                              ----------      ----------
         Total other income - net                196,105          60,047
                                              ----------      ----------

INCOME BEFORE INCOME TAXES                     2,059,414         172,002

PROVISION FOR STATE INCOME TAXES                       -          12,000
                                              ----------      ----------

NET INCOME                                  $  2,059,414    $    160,002
                                              ==========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES                    16,500,536      15,532,688
                                              ==========      ==========

NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE                                 $.12            $.01
                                                    ===             ===


                    See notes to financial statements

                                 PRESSTEK, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Three Months             Three Months
                                                            March 30,                March 31,
                                                              1996                     1995
                                                          ------------             -------------


CASH FLOWS - OPERATING ACTIVITIES:
   Net income                                             $  2,059,414             $   160,002
   Adjustments to reconcile net income to net
    cash provided by (used for) operating activities:
      Depreciation and amortization                            426,208                 200,515
      Provision for warranty costs                             127,500                 110,000
      Other                                                     18,183                  16,721
 (Increase) decrease in:
      Accounts receivable                                    1,352,598                 513,131
      Inventory                                            ( 1,294,448)             (  121,466)
      Costs and estimated earnings in excess of
       billings on uncompleted contracts                   (   253,998)                      -
      Other current assets                                      15,722              (   39,366)
   Increase (decrease) in:
      Accounts payable and accrued expenses                  1,084,153                  45,897
      Accrued salaries and employee benefits               (    31,078)             (   39,784)
      Billings in excess of costs and estimated
       earnings on uncompleted contracts                   (   634,765)                      -
                                                            ----------               ---------
            Net cash provided by operating activities        2,869,489                 845,650
                                                            ----------               ---------

CASH FLOWS - INVESTING ACTIVITIES:
   Investment in subsidiary - net of cash acquired         ( 7,456,020)                      -
   Purchases of property and equipment                     (   940,455)             (  573,981)
   Increase in other assets                                (   174,546)             (   86,069)
   Proceeds from sale of equipment                                   -                   1,300
   Sales and maturities of marketable securities                     -               1,158,251
   Purchases of marketable securities                      ( 7,050,122)                      -
                                                            ----------               ---------
            Net cash provided by (used for)
             investing activities                          (15,621,143)                499,501
                                                            ----------               ---------

CASH FLOWS - FINANCING ACTIVITIES:
   Net proceeds from sale of common stock
    and warrants                                            20,628,178                 317,868
                                                            ----------               ---------

INCREASE IN CASH AND CASH EQUIVALENTS                        7,876,524               1,663,019

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD              3,628,021               1,532,636
                                                            ----------               ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                 $ 11,504,545             $ 3,195,655
                                                            ==========               =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
   Income taxes paid                                      $     45,000             $    52,000
                                                            ==========               =========





                        See notes to financial statements

                                 PRESSTEK, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 30, 1996



1.       BASIS OF PRESENTATION

         The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 30, 1995 and the December 30, 1995 information has been derived directly from the annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring.

         Presstek, Inc. (the "Company" or "Presstek") was organized as a Delaware corporation on September 3, 1987 and was a development stage company through 1991. In September, 1991, Heidelberger Druckmaschinen A.G. ("Heidelberg") the world's largest printing press manufacturer introduced the Company's initial spark discharge based imaging technology, in a jointly developed product, the Heidelberg GTO-DI. In 1993, after investing substantial effort and resources, the Company completed the development of PEARL(R) patented proprietary, nonphotographic, toxic-free, digital imaging and printing plate technology for the printing and graphic arts industries. PEARL's laser diode technology is capable of imaging various types of Presstek printing plates either off-press or on-press which may then be used to produce high quality, full color lithographic printed materials. PEARL has completely replaced the Company's spark discharge technology. The GTO-DI was re-introduced in September 1993, utilizing PEARL as its direct imaging technology. The Company is now building an installed base of customers which utilizes its proprietary consumable printing plates on PEARL equipped Heidelberg presses. During the second quarter of 1995, the Company commenced shipments of kits to be utilized on Heidelberg's recently introduced Quickmaster DI 46-4. Presstek is also engaged in the development of additional products and applications that incorporate its proprietary PEARL technologies and consumables, including both computer-to-plate and other direct-to-press applications. At this time, the Company relies on Heidelberg to generate substantially all of its revenues.

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

         On February 15, 1996, the Company acquired 90% of the outstanding common stock (the "Purchased Shares") of Catalina Coatings, Inc., an Arizona corporation ("Catalina"). Catalina is engaged in the development, manufacture and sale of vacuum deposition coating equipment and the licensing and sublicensing of patent rights with respect to vapor deposition process to coat moving webs of material at high rates. The Company has continued the business of Catalina which now operates as a subsidiary of the Company. The Purchased Shares were acquired from the selling shareholders pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") dated and effective as of January 1, 1996. The aggregate consideration paid by the Company pursuant to the Stock Purchase Agreement was $8,400,000, of which $8,200,000 represented the purchase price of the Purchased Shares and $200,000 represented consideration for the non-competition and confidentiality covenants of the selling shareholders.

         Catalina's results of operations were immaterial and accordingly pro forma information has not been provided.

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

         The Company granted the Selling Shareholder's and the other employee of Catalina five-year non-qualified options to purchase an aggregate 100,000 of the Company's common stock at an exercise price of $89.50 per share, representing fair market value at the date of grant and Catalina granted to the same individuals an option to purchase an aggregate 5% of the issued and outstanding common stock of Catalina in the event that a registration statement relating to an initial public offering of Catalina common stock is declared effective by February 15, 2000.

         On June 19, 1995, the Company's Board of Directors determined to change its fiscal year from a calendar year ending December 31 to a fiscal year ending on the Saturday closest to December 31. Accordingly, the 1995 fiscal year ended on December 30, 1995 and the first quarter of 1996 ended on March 30, 1996.

         The results of operations for the first quarter ended March 30, 1996 are not indicative of results of operations to be expected for the full year.

         The Company intends to disclose pro forma information pursuant to Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", in its 1996 annual financial statements.

2.       INVENTORY

         Inventory is valued at the lower of cost or market, with cost determined on the first-in, first-out method. At March 30, 1996 and December 30, 1995, inventory consisted of the following:

                     March 30, 1996                     December 30, 1995
                     --------------                     -----------------
Raw materials         $5,039,937                          $3,476,713
Work in process        1,766,677                           1,959,382
Finished goods           381,477                             425,648
                         -------                             -------
   Total              $7,188,091                          $5,861,743
                      ==========                          ==========


3.       NET INCOME PER COMMON SHARE

         Net income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options and warrants. A summary of the calculations for the three month periods ended March 30, 1996 and March 31, 1995 follows:



                                                      1996                                1995
                                            -----------------------             ------------------------

                                                            Fully                                Fully
                                            Primary       Diluted               Primary        Diluted
                                            -------       -------               -------        -------

Net income                                 $  2,059,414     $  2,059,414      $    160,002     $    160,002
                                           ============     ============      ============     ============

Weighted average common
 shares outstanding                          14,971,553       14,971,553        14,413,812       14,471,120

Common equivalent shares
from assumed conversion of
outstanding options and
 warrants whose effect are
 not antidilutive on
 earnings per share                           1,850,496        1,857,229         2,034,826        2,034,826

Less shares assumed
 repurchased using the
 treasury method for
 calculation of net
 shares outstanding                         (   321,513)     (   289,041)      (   915,950)     (   711,248)
                                            -----------      -----------       -----------      -----------

Weighted average common
 and common equivalent
 shares outstanding                          16,500,536       16,539,741        15,532,688       15,794,698
                                             ==========       ==========        ==========       ==========

Net income per common
 and common equivalent
 share                                     $        .12     $        .12      $        .01     $        .01
                                           ============     ============      ============     ============


4.       INCOME TAXES

         There was no provision for income taxes for the first quarter of 1996 as a result of compensation deductions, for tax purposes, relative to stock option plans.

         As of March 30, 1996, the Company had net operating loss carryforwards totaling approximately $17,000,000 resulting from compensation deductions, for tax purposes, relative to stock option plans. To the extent net operating losses resulting from stock option plan compensation deductions become realizable, the benefit will be credited directly to additional paid in capital. The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company's common stock.


Item 2.           Management's Discussion and Analysis of Financial
- -------           -------------------------------------------------
                       Condition and Results of Operations
                       -----------------------------------

Results of Operations

                  The Company was organized as a Delaware corporation on September 3, 1987 and was a development stage company through 1991. In September 1991, Heidelberger Druckmaschinen A.G. ("Heidelberg"), the world's largest printing press manufacturer introduced the Company's initial spark discharge based imaging technology, in a jointly developed product, the Heidelberg GTO-DI. In 1993, after investing substantial effort and resources, the Company completed the development of PEARL(R), a patented, proprietary, nonphotographic, toxic-free, digital imaging and printing plate technology for the printing and graphic arts industries. PEARL's laser diode technology is capable of imaging various types of Presstek printing plates either off-press or on- press which may then be used to produce high-quality, full-color lithographic printed materials at what the Company believes is a lower cost than competitive processes. PEARL has completely replaced the Company's spark discharge technology. The GTO-DI was re-introduced in September 1993, utilizing PEARL as its Direct Imaging technology and the Company is now building an installed base of customers which utilizes its proprietary consumable printing plates on PEARL equipped Heidelberg presses. The Company's relationship with Heidelberg has been expanded to include the development and manufacture of Direct Imaging Kits to be utilized in Heidelberg's new four color, fully automated lithographic press, the Quickmaster DI 46-4. This press was introduced in May of 1995 at DRUPA '95, the industry's largest trade show, and was well received. Shipments of production kits to Heidelberg for use in the Quickmaster commenced in the second quarter of 1995. This new press incorporates certain improvements to the Company's PEARL Direct Imaging technologies and employs the Company's recently developed automatic plate changing cylinder which eliminates the need for manually changing plates between jobs. The Company is also engaged in the development of additional products and applications that incorporate the use of its proprietary technologies and consumables, including both computer-to-plate and computer-to-press applications. Some of these additional activities have resulted in an agreement with the Adast Adamov Company, another manufacturer of sheet fed offset presses. This new agreement will result in the availability of the Company's PEARL Direct Imaging Technology on a larger format Omni-Adast (19" x 26") multicolor press, the first showing of which took place at an industry trade show during March of 1996. Also during the first quarter of 1996, the Company began shipments of its PEARL

Platesetter, now referred to as the PEARLsetter(TM). The PEARLsetter is a computer-to-plate imaging device that images both the Company's wet and dry offset plates.

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

         On June 19, 1995, the Company's Board of Directors determined to change its fiscal year from a calendar year ending December 31 to a fiscal year ending on the Saturday closest to December 31. Accordingly, the 1995 fiscal year ended on December 30, 1995 and the first quarter of 1996 ended on March 30, 1996.

Revenues

         Revenues for the first quarter of 1996 totaled $11,005,000 (of which $891,000 related to Catalina) an increase of $5,921,000 (116%) compared to $5,084,000 recorded for the first quarter of 1995. Product sales increased $3,942,000 comparing the first quarter of 1996 with the same period in 1995, primarily as a result of volume increases in sales by the Company of products to be used in the Quickmaster DI 46-4, as well as sales of the PEARLsetter, consumable printing plates and spare parts. Royalties and fees from licensees increased $1,979,000 over the first quarter of 1995 primarily as a result of increased royalties earned on product sales and increased revenues earned for engineering services under the Company's agreements with Heidelberg.

Cost of Products Sold

         Costs of products sold for the first quarter of 1996 and 1995 of $5,401,000 (of which $638,000 related to Catalina) and $2,649,000, respectively, consisted of the material, labor, and overhead costs associated with product sales, as well as future warranty costs.

Engineering and Product Development

         Engineering and product development expenses were $2,449,000 for the first quarter of 1996, as compared to $1,483,000 for the first quarter of 1995. The increase in such expenses of $966,000 (65%) resulted principally from increased expenditures for parts, supplies, labor, and contracted services related to the Company's PEARL technology as well as other product development efforts and matters relating to the Company's technologies.

Marketing

         Marketing expenses were $545,000 for the first quarter of 1996, as compared to $384,000 for the same period in 1995, an increase of $161,000 (42%). The increase related principally to increased expenditures for additional personnel and related costs as well as various promotional activities.

General and Administrative

         For the first quarter of 1996, general and administrative expenses were $747,000 (of which $167,000 related to Catalina), an increase of $291,000 (64%) over the first three months of 1995. The increase related principally to increased expenditures for salaries and other costs required to conduct various general and administrative functions for the Company.

Dividend and Interest Income

         Dividend and interest income earned on the Company's cash and investments increased $135,000 comparing the first quarter of 1996 with the same period in 1995, principally as a result of the increased funds available for investment.

Net Income

         As a result of the foregoing, the Company had net income of $2,059,000 for the first quarter of 1996 compared to net income of $160,000 for the first quarter of 1995. Catalina did not have a material effect on net income for the first quarter of 1996.

Liquidity and Capital Resources

         At March 30, 1996, the Company had working capital of $31,240,000, an increase of $14,403,000 as compared to working capital of $16,837,000 at December 30, 1995. This increase was primarily attributable to the proceeds from the issuances of common stock of $20,628,000 plus net income for the first quarter of 1996 of $2,059,000 offset by the Company's investment in Catalina, net of cash acquired, of $7,456,000 and additions to property and equipment of $940,000.

         Net cash provided by operating activities of $2,869,000 for the three months ended March 30, 1996, resulted primarily from net income from operations of $2,059,000, noncash items of depreciation and amortization and provision for warranty costs of $426,000 and $128,000 respectively, a decrease in accounts receivable of $1,353,000 and an increase in accounts payable and accrued expenses of $1,053,000, offset by an increase in inventory of $1,294,000 and in costs and estimated earnings in excess of billings on uncompleted contracts of $254,000 and by a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $635,000.

         Net cash used for investing activities of $15,621,000 for the first quarter ended March 30, 1996, resulted from the Company's investment in Catalina, net of cash acquired, of $7,456,000, purchases of marketable securities of $7,050,000, additions to property and equipment used in the Company's business of $940,000 and increases in other assets of $175,000.

         Net cash provided by financing activities during the first quarter of 1996 totaled $20,628,000 including the private placements of an aggregate of 282,846 shares of the Company's common stock for net proceeds of $20,209,000, the balance resulted from the sale of common stock incident to the exercise of various stock options.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit 27. Financial Data Schedule.

(b) During the quarter ended March 30, 1996 the Company filed the following reports on Form 8-K:

         (i) Form 8-K/A, Amendment No. 1 to the Current Report on Form 8-K for the event dated December 28, 1995 (to file as an exhibit the letter from the Company's former independent accountants with respect to the Company's change in accountants required to be filed under Item 4 of Form 8-K);

         (ii) Current Report on Form 8-K for the event dated January 11, 1996 (to report, under Item 4 of Form 8-K the appointment of BDO Seidman, LLP as the Company's new independent accountants); and

         (iii) Current Report on Form 8-K for the event dated February 15, 1996 (to report under Item 2 of Form 8-K the Company's acquisition of Catalina Coatings, Inc.).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 10, 1996                    PRESSTEK, INC.
                                       ------------------------------
                                       (Registrant)



                                       By:/s/ Richard A. Williams
                                       -----------------------------
                                        Richard A. Williams
                                        Chief Executive Officer
                                        (Duly Authorized Officer)

                                       By:/s/ Glenn J. DiBenedetto
                                       -----------------------------
                                         Glenn J. DiBenedetto
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)