Form 10-K/A
period 1995-12-30
PRESSTEK INC /DE/
filed 1996-05-21
CIK 846876

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A

                          Amendment No. 1 to Form 10-K


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

                                    PART I

Item 1.  Business.

General

Set forth below is a glossary of certain terms used in this report:

A2-(4-up)                               a printing term referring to a standard
                                        paper size capable of printing four
                                        pages on sheet of paper

A3-(2-up)                               a printing term referring to a standard
                                        paper size capable of printing two
                                        pages on sheet of paper

Ablation a controlled detachment/vaporization, this process is used during the imaging of the Company's PEARL(R) consumables

Bitmap a rasterized computer file containing picture elements that define whether to image or not, a map of laser sites

Color service bureaus                   a printing industry classification
                                        denoting prepress functions

Commercial printers                     a printing industry classification
                                        denoting print providers offering a
                                        general overview of printing services

Computer-to-plate                       a general term referring to the exposure
   (direct-to-plate)                    of lithographic plate material from a
                                        digital database, off-press

Dampening solution                      traditional lithographic printing
                                        chemical bath used to coat the non-image areas of a printing plate

Direct Imaging (DI)                     digital imaging systems that allow
   technologies                         image carriers (film and plates) to be
                                        imaged from a digital database, on-and
                                        off-press

Dots per inch (dpi)                     a measurement of the resolving power or
                                        the addressability of an imaging device

Effluents                               waste materials that flow from
                                        photographic processing equipment, which are often toxic in nature

Electrophotography                      an imaging and reproduction method
                                        similar to xerography in which a corona
                                        charges and attracts a toner-based
                                        material to image areas and then
                                        transfers the image to paper

GTO-DI the first generation of direct imaging, waterless presses available in two, four and five printing station configuration, a joint effort between Heidelberg and Presstek

Heidelberg                              Heidelberger Druckmaschinen AG,
                                        the world's largest printing press
                                        manufacturer headquartered in
                                        Heidelberg, Germany

Imagesetter                             a graphic arts term referring to digital
                                        exposure of an image carrier, most
                                        often used when referring to film

Imposition                              a graphic arts term referring to the
                                        positioning of pages on a press sheet
                                        to ensure the correct order after the
                                        printed sheet is folded and trimmed

Infrared lying outside of the visible spectrum at its red-end longer wavelengths used in the Company's thermal imaging process

Ink density                             a numerical reading from the
                                        densitometer (light measuring tool)
                                        used to determine the proper ink coating on a printed sheet

Large format                            a printing term referring to printing
                                        layouts that include four or more pages
                                        on a single sheet of paper

Lithographic                            printing from a single plane surface
                                        under the principle that image area
                                        carries ink and the nonimage area does
                                        not and that ink and water do not mix

On-demand                               a manufacturing philosophy when applied
                                        to printing provides faster service,
                                        shorter run lengths and less inventory

Quickmaster 46-4;                       the second generation of direct imaging,
Quickmaster DI                          waterless presses, highly automated with
                                        roll-fed PEARL plate material, a joint
                                        effort between Heidelberg and Presstek

PEARL(R) the name given to the family of Presstek products associates with Presstek's laser imaging technologies and consumables

PEARLsetter(TM)                         the Company's product line of
                                        computer-to-plate, off-press equipment

PEARL kits                              the Presstek components required to
                                        convert a conventional printing press
                                        into a direct imaging press, including
                                        laser diode arrays, computers,
                                        electronics

Photosensitive                          silver halide emulsions exposed by a
                                        reaction to light requiring a subsequent chemical development and stabilization process

Platemaking                             the process of applying a printable
                                        image to a printing plate

PostScript(R)                           a page description programming language
                                        developed by Adobe Systems, Inc., a
                                        de facto standard in the printing
                                        industry

Prepress graphic arts operations and methodologies that occur prior to the printing process; typically these include camera work, scanning, image assembly, exposure of image carriers (film and/or plate), proofing

Semiconductor,                          a high-powered, infrared imaging
laser diode                             technology employed in the PEARL imaging
                                        system

Separations                             the division of hues into discrete
                                        images with the standing method being
                                        four-color process separations of cyan,
                                        magenta, yellow and black

Short-run                               a graphic arts classification used to
markets/printing                        denote an emerging trend for lower print
                                        qualities

Spark Discharge                         the company's first direct imaging
Technology                              technology in which a proprietary
                                        printing plate was imaged by means of
                                        discharging an electrical spark

Subtractive primary                     yellow, magenta, and cyan; the hues used
colors                                  for process color printing inks

Thermally-based                         a method of digitally exposing a
                                        material via the heat generated from a
                                        laser beam

Vapor disposition                       a technology to accurately, uniformly
process                                 coat substrates in a controlled
                                        environment

Waterless                               a lithographic printing method that uses
                                        dry offset printing plates and inks
                                        thus it does not require a dampening
                                        system

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

Strategic Alliances/Proposed New Products


     The Company continues to pursue a strategy based on alliances and relationships with major corporations in the graphic arts and other industries encompassing licensing, product development and commercialization, manufacturing, marketing, distribution, sales and services. The Company and Heidelberger Druckmaschinen AG ("Heidelberg"), the world's largest manufacturer of printing presses and printing equipment, based in Germany, have jointly developed the first Heidelberg Direct Imaging Printing Press (the "GTO-DI"). The Company and Heidelberg experienced a wider range of market applications, and greater market acceptance due to the improved image quality of a PEARL equipped GTO-DI press. As a result, the Company's relationship with Heidelberg has been expanded to include a new, four color, fully automated lithographic press, the Quickmaster DI 46-4 ("Quickmaster DI") which was jointly designed by the Company and Heidelberg to take full advantage of the Company's improved implementation of its Direct Imaging Technology. The Quickmaster DI press, which was introduced by Heidelberg in May 1995 to replace the GTO-DI which is no longer being produced has a smaller "footprint" than existing four color presses and employs the Company's recently developed automatic plate changing cylinder which eliminates the need for manually changing plates between jobs. This press also employs many other innovations which will result in reduced costs per printed page and contains or employs nine of the Company's patented technologies, some of which have been licensed to Heidelberg. The Company believes that the Quickmaster-DI will be able to compete on jobs requiring as few as 200 sheets per job, while also being able to produce runs in excess of 20,000 sheets at a cost that cannot be equalled by any existing "on demand" four color printing system. Both Heidelberg and the Company believe the Quickmaster-DI will greatly expand the use of the Company's Direct Imaging technology and allow a much broader cross section of the graphic arts market to experience the productivity and lower cost benefits of direct-to-press digital, high quality lithographic printing. The Company also has an agreement with the Adast-Adamov Company, a manufacturer of offset lithographic presses. This agreement will result in the use of Company's direct imaging technologies on a larger format (19" x 26") multicolor press. This new, large format direct imaging press is being publicly displayed for the first time at the Graphic Communications Tradeshow in Philadelphia on March 28-30, 1996. The Company believes the availability of a larger format direct imaging press will provide a greater number of market applications and will strengthen the Company's position in the direct-to-press market. Currently, the Company is engaged in discussions relating to additional strategic relationships and/or arrangements focused principally on the PEARLsetter, other Direct Imaging Printing Presses and the manufacture and distribution of the Company's consumables, for these and other applications.

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


     In November 1995 the Company and Heidleberg agreed (the "November Agreement") to certain other arrangements whereby the Company was provided with incremental engineering revenue, certain price increases, and modifications of the Quickmaster DI royalty billing and payment terms by Heidelberg. These arrangements were made as a result of a schedule change requested by Heidelberg for the PEARL imaging systems manufactured by the Company for Heidelberg. The Master Agreement was modified by the November Agreement to provide Heidelberg with a fixed royalty rate on the Quickmaster DI.


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

Patents and Proprietary Rights


     As of March 1, 1996, the Company has been issued forty-three (43) U.S. patents, five (5) Canadian patents, one (1) European patent registered in the following nine countries (Austria, Belgium, France, Germany, Great Britain, Italy, the Netherlands, Sweden and Switzerland) and two (2) Great Britain patents, and has received notice of allowance for an additional three (3) European patents. The Company intends to register these additional European patents in one or more of the following countries: Austria, Belgium, France, Germany, Great Britain, Italy, the Netherlands, Switzerland and Sweden. The Company has applied for and is pursuing its applications for twenty-two (22) additional U.S. patents and seventy-two (72) foreign patents (consisting of 21 Japan, 16 Canada, 14 Europe, 12 Australia, 2 in each of Belgium, France, Germany and Italy and one in the United Kingdom) and anticipates that it will apply for additional patents and for copyrights, as deemed appropriate. There can be no assurance as to the issuance of any such patents or the breadth or degree of protection which the Company's patents or copyrights may afford the Company. There is rapid technological development in the computer and image reproduction industries, resulting in extensive patent filings and a rapid rate of issuance of new patents. Although the Company believes that its technology has been independently developed and that the products it markets and proposes to market will not infringe the patents or violate other proprietary rights of others, it is possible that such infringement of existing or future patents or violation of proprietary rights may occur. In such event the Company may be required to modify its design or obtain a license. No assurance can be given that the Company will be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to do any of the foregoing could have a material adverse effect on the Company. Furthermore, there can be no assurance that the Company will have the financial or other resources necessary to successfully defend a patent infringement or proprietary rights violation action. Moreover, the Company may be unable, for financial or other reasons, to enforce its rights under any of its patents.


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


     The Company has vigorously pursued its claims against Agfa and intends to vigorously contest Agfa's assertions of breach of the Manufacturing Agreement and other claims. Although the Company and its counsel believes that an unfavorable outcome of the litigation and arbitration is unlikely, there can be no assurance as to the outcome of the proceedings. Moreover, although the outcome of the proceedings against Agfa is uncertain, the Company does not believe that the proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.


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

Revenues


     Revenues for the years ended December 30, 1995, and December 31, 1994 and 1993 of approximately $27,611,000, $16,518,000 and $11,682,000, respectively, consisted primarily of product sales, royalties, fees and other reimbursements earned under the Company's agreements with Heidelberg. Revenues increased $11,093,000 (67%) comparing 1995 with 1994. Product sales increased $10,567,000 over 1994, principally as a result of increased sales volume of the Company's PEARL on-press direct imaging technology, used in Heidelberg's GTO-DI and Quickmaster DI 46-4, and consumable printing plates. Revenues from royalty and fees for the year ended December 30, 1995 increased $527,000 compared to 1994 as a result of an increase of $3,595,000 in royalties earned on product sales and a decrease of $3,068,000 in engineering fees and other revenues which are based primarily on amounts annually agreed upon between the Company and Heidelberg. Revenues from royalties and fees for the year ended December 31, 1994 decreased $3,499,000 compared to 1993, as a result of modifications to the Company's agreements with Heidelberg and in part because the majority of the early shipments of PEARL systems were to retrofit existing spark discharge technology GTO-DI machines which did not result in additional royalties to the Company. At this time, the Company relies on Heidelberg to generate substantially all of its revenues.


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


     The FASB has also issued Financial Accounting Standards No. 123 (""SFAS 123"): "Accounting for Stock-Based Compensation" which is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company currently does not intend to adopt the fair value method of accounting for stock options granted to employees as permitted by SFAS 123. Accordingly, the adoption of SFAS 123 will have no effect on the Company's Balance Sheet, Statement of Operations and Statement of Cash Flow. The required pro forma disclosure will be provided when required by the statement.


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

- ----------
(1)   Member of the Company's Audit Committee and 1991 and 1994
      Stock Option Plan Committees.



     Robert Howard, a founder of the Company, has been Chairman since June 1988 and a director since September 1987. Mr. Howard served as President and Treasurer of the Company from October 1987 until June 1988. Mr. Howard was the founder of Howtek, Inc. ("Howtek"), a publicly-held company engaged in the manufacture of electronic prepress equipment, and has served as Chairman of the Board of Howtek since August 1984. Mr Howard served as the President of Howtek from August 1984 through November 1987 and as its Chief Executive Officer from August 1984 to December 1993. Mr. Howard, the inventor of the first impact dot matrix printer, was the founder of Centronics Data Computer Corporation ("Centronics"), a manufacturer of printers. From 1969 to April 1980, he served as President and Chairman of the Board of Directors of Centronics, and he resigned from Centronics' Board of Directors in 1983. From April 1980 until 1983, Mr. Howard was principally engaged in the management of his personal investments. Mr. Howard devotes only a limited portion of his business time to consulting with management concerning the Company's affairs. In February 1994, Mr. Howard entered into a settlement agreement in the form of a consent decree with the Securities and Exchange Commission (the "Commission") in connection with the Commission's investigation covering trading in the common stock of Howtek by an acquaintance of Mr. Howard and a business associate of such acquaintance. Mr. Howard, without admitting or denying the Commission's allegations of securities laws violations, agreed to pay a fine and to the entry of a permanent injunction against future violations of Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934.

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

                                 Amount and Nature            Percentage
     Name of                       of Beneficial            of Outstanding
Beneficial Owner (1)               Ownership (2)             Shares Owned
- --------------------             -----------------          -------------

Robert Howard (3)                     1,469,224                     9.5
Dr. Lawrence Howard (4)               1,397,736                     9.2
Richard A. Williams (5)                 321,250                     2.1
Robert E. Verrando (6)                   20,000                     (7)
Harold N. Sparks (8)                     48,500                     (7)
Bert DePamphilis (9)                     15,550                     (7)
Frank Pensavecchia (10)                  88,750                     (7)
John W. Dreyer                             --                       --
John T. Oxley (11)                    1,070,000                     7.1

All executive officers
and directors as a
group (nine persons) (12)             3,371,010                    21.2

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


(10) Represents shares issuable upon exercise of options held by Mr. Pensavecchia which are currently exercisable.

(11) The address of Mr. Oxley is One West 3rd Street, William Center Tower, Suite 1305, Tulsa, Oklahoma 74103. Includes 181,000 shares of Common Stock owned by the Oxley Foundation for which Mr. Oxley is Co-Trustee. The information with respect to Mr. Oxley's share ownership were based upon information contained in Amendment No. 3 to Mr. Oxley's Schedule 13D.

(12) Includes options to purchase 352,500, 175,000, 146,250, 20,000, 88,750,
     11,250, 11,250, and 10,000 shares held by Robert Howard, Dr. Lawrence Howard, Richard A. Williams, Robert E. Verrando, Frank Pensavecchia, Bert DePamphilis, Harold Sparks and Glenn J. DiBenedetto, respectively, which are currently exercisable. Does not include options to purchase 18,750, 80,000, 18,750, 2,500, 2,500 and 10,000 shares of Common Stock held by
     Richard Williams, Robert E. Verrando, Frank Pensavecchia, Harold Sparks, Bert Depamphilis and John W. Dreyer, respectively, none of which are exercisable within 60 days from the date hereof.


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


3(b)              By-laws of the Company.***


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

10(j) Modification to Memorandum of Performance No. 3 dated April 27, 1993 to the Master Agreement, Technology License, and Supply Agreement between the Company and Heidelberger Druckmaschinen Aktiengesellschaft.+


10(k) Memorandum of Understanding No. 4 dated November 9, 1995 to the Master Agreement and Technology
                  License and Supply Agreement between the Comapany and Heidelberger Druckmaschinen
                  Aktiengesellschaft.


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


27                Financial Data Schedule***


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


*** Previously filed as an exhibit with the Company's Form 10-K for the fiscal year ended December 30, 1995.

+ Incorporated by reference to the exhibit filed with the Company's Annual report on Form 10-K for the year ended December 31, 1994

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

Financial Statement Schedule:

  Schedule II - Valuation and qualifying accounts
   and reserves                                                      FS-1

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Presstek, Inc.
Hudson, New Hampshire

We have audited the accompanying balance sheet of PRESSTEK, INC. as of December 30, 1995 and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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



/s/ BDO SEIDMAN, LLP
    BDO SEIDMAN, LLP

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

In our opinion, such financial statements present fairly, in all material respects the financial position of Presstek, Inc. as of December 31, 1994, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for certain investments in debt and equity securities, effective January 1, 1994, to conform with Statement of Financial Accounting Standards No. 115.

/s/ DELOITTE & TOUCHE LLP
    DELLOITE & TOUCHE LLP

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


     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Many of the Company's estimates and assumptions used in the financial statements relate to the Company's products, which are subject to rapid technological change. It is reasonably possible that changes may occur in the near term that would affect management's estimates with respect to the carrying values of inventories, equipment and software development costs.


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


     Software Development Costs - Software development costs for products and certain product enhancements are capitalized subsequent to the establishment of their technological feasibility (as defined in Statement of Financial Accounting Standards No. 86) based upon the existence of working models of the products which are ready for initial customer testing. Costs incurred prior to such technological feasibility or subsequent to a product's general release to customers are expenses as incurred. Prior to 1994, the Company did not incur material costs subject to capitalization. During 1994 and 1995, the Company incurred and capitalized $530,350 and $154,129, respectively, of costs subject to capitalization. Amortization of these costs commenced during 1995, on a product-by-product basis, by using the ratio that current gross revenues bear to total estimated gross revenues over a period not to exceed three years. Amortization expense for the year ended December 30, 1995 was $98,500.


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


     Research and Development Costs - Research and development costs are expensed as incurred for financial reporting purposes. Such costs aggregated $5,647,562, $5,123,439 and $6,155,421 for the years ended December 31, 1993 and
1994 and December 30, 1995, respectively.


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


     Stock-Based Compensation - The Company does not presently intend to adopt the fair value based method for accounting for stock options granted to employees, as permitted by Statement of Financial Accounting Standards No. 123, ("SFAS 123") "Accounting for Stock-Based Compensation," which is effective for transactions entered into in fiscal years that begin after December 15, 1995. Accordingly, the adoption of SFAS 123 will have no effect on the Company's Balance Sheet, Statement of Operations and Statement of Cash Flows. The required pro forma disclosures will be provided when required by the statement.


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


     Marketable securities are classified based on expected realization which, as of December 31, 1994, was consistent with security maturity date. Accordingly, at that date such securities were classified as current where maturity dates were one year or less, or noncurrent where maturity dates exceed one year from the balance sheet date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities of securities as of December 30, 1995 were as follows: May 1996 - $1,000,000; July 1997 - $1,000,000; April 1998 - $1,000,000. Aggregate net
unrealized holding losses of $199,334 and $3,176 at December 31, 1994 and December 30, 1995, respectively, have been included as a separate component of stockholders' equity in the accompanying balance sheet. Certain information with respect to the Company's marketable securities as of December 31, 1994 and December 30, 1995 is presented below:


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

5,000 shares, after adjustment for the two-for-one stock split, were automatically granted to each of two of the directors in January, 1995.


                                       Option      Option price       Options
                                       Shares       per share       Exercisable
                                       ------       ---------       -----------
Outstanding at December 31, 1993         --                                --
                                                                       ======
Granted                                12,500      $   11.00
Exercised                                --
Cancelled/Expired                        --
                                       ------
Outstanding at December 31, 1994       12,500      $   11.00               --
                                                                       ======

Granted                                10,000      $   24.38
Exercised                                --
Cancelled/Expired                        --
                                       ------
Outstanding at December 30, 1995       22,500      $11.00-$24.38       12,500
                                       ======                          ======


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


     The Company has vigorously pursued its claims against Agfa and intends to vigorously contest Agfa's assertions of breach of the Manufacturing Agreement and other claims. Although the Company and its counsel believes that an unfavorable outcome of the litigation and arbitration is unlikely, there can be no assurance as to the outcome of the proceedings. Moreover, although the outcome of the proceedings against Agfa is uncertain, the Company does not believe that the proceedings will have a material adverse effect on its financial condition, results of operations or cash flows.


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
                                        =======         =======           =======        =======          =======



- ----------
(1)   Warranty expenditures

(2)   Equipment replacement expenditures

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PRESSTEK, INC.


Dated:  May 20, 1996                      By:  /s/ Richard A. Williams
                                               -----------------------
                                                Richard A. Williams
                                                Chief Executive Officer

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


3(b)              By-laws of the Company.***


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

10(j) Modification to Memorandum of Performance No. 3 dated April 27, 1993 to the Master Agreement, Technology License, and Supply Agreement between the Company and Heidelberger Druckmaschinen Aktiengesellschaft.+

Exhibit No.                         Description                         Page No.


10(k) Memorandum of Understanding No. 4 dated November 9, 1995 to the Master Agreement and Technology
                  License and Supply Agreement between the Comapany and Heidelberger Druckmaschinen
                  Aktiengesellschaft.


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


27                Financial Data Schedule***


- -------------
* Incorporated by reference to the Company's Annual report on Form 10-K for the year ended December 31, 1991.

** Incorporated by reference to the exhibit filed with the Company's Form 8-K for the event dated February 15, 1996.


*** Previously filed as an exhibit with the Company's Form 10-K for the fiscal year ended December 30, 1995.

+ Incorporated by reference to the exhibit filed with the Company's Annual report on Form 10-K for the year ended December 31, 1994