Form 10-Q/A
period 1996-03-30
PRESSTEK INC /DE/
filed 1996-06-21
CIK 846876

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                         (Amendment No.1 to Form 10-Q)


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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                 PRESSTEK, INC.

                                 BALANCE SHEETS

                                                      March 30,    December 30,
                                                       1996*          1995
                                                       -----          ----

                                                    (Unaudited)
   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                       $ 11,504,545    $  3,628,021
   Marketable securities                             10,029,878       3,050,825
   Accounts receivable                                6,707,695       7,888,559
   Inventory                                          7,188,091       5,861,743
   Costs and estimated earnings in excess
    of billings on uncompleted contracts              1,273,579               -
   Other current assets                                 364,362         350,031
                                                     ----------      ----------
         Total current assets                        37,068,150      20,779,179
                                                     ----------      ----------

PROPERTY AND EQUIPMENT:
   Machinery and equipment                            6,619,495       5,659,211
   Furniture and fixtures                               504,904         372,889
   Leasehold improvements                             1,536,097       1,247,803
   Other                                                 34,498          34,498
                                                     ----------      ----------
         Total                                        8,694,994       7,314,401
   Less accumulated depreciation
    and amortization                                ( 3,341,699)    ( 3,023,089)
                                                     ----------      ----------
         Property and equipment, net                  5,353,295       4,291,312
                                                     ----------      ----------

OTHER ASSETS:
   Goodwill, net                                      6,388,769               -
   Note receivable from related party                   244,317               -
   Patent application costs and
    license rights, net                               1,432,227       1,012,147
   Software development costs, net                      700,314         585,980
   Other                                                187,500               -
                                                     ----------      ----------
         Total other assets                           8,953,127       1,598,127
                                                     ----------      ----------

            TOTAL                                  $ 51,374,572    $ 26,668,618
                                                     ==========      ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                $  4,022,119    $  2,392,846
   Accrued expenses                                   1,269,890       1,091,036
   Accrued salaries and employee benefits               486,024         458,300
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                    49,641               -
                                                     ----------      ----------
         Total current liabilities                    5,827,674       3,942,182
                                                     ----------      ----------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                       203,939               -
                                                     ----------      ----------


STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized
    1,000,000 shares; no shares issued or
    outstanding                                               -               -
   Common stock, $.01 par value; authorized
    25,000,000 shares; issued and outstanding
    15,086,421 shares at March 30, 1996;
    14,765,300 shares at December 30, 1995              150,864         147,653
   Additional paid-in capital                        42,954,823      21,559,856
   Unrealized loss on investments
    available for sale                              (    74,245)    (     3,176)
   Retained earnings                                  2,311,517       1,022,103
                                                     ----------      ----------
         Stockholders' equity                        45,342,959      22,726,436
                                                     ----------      ----------


              TOTAL                                $ 51,374,572    $ 26,668,618
                                                     ==========      ==========


- ----------
* Restated -- See Note 4.


                        See notes to financial statements

                                 PRESSTEK, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                            Three Months    Three Months
                                              March 30,       March 31,
                                                1996*            1995
                                            ------------    ---------



REVENUES:
   Product sales                            $  7,524,957    $  3,583,413
   Royalties and fees from licensees           3,479,797       1,500,838
                                              ----------      ----------
         Total revenues                       11,004,754       5,084,251
                                              ----------      ----------

COSTS AND EXPENSES:
   Cost of products sold                       5,400,723       2,648,490
   Engineering and product development         2,448,548       1,483,211
   Marketing                                     545,371         384,223
   General and administrative                    746,803         456,372
                                              ----------      ----------
         Total costs and expenses              9,141,445       4,972,296
                                              ----------      ----------

OTHER INCOME (EXPENSE):
   Dividend and interest                         212,255          76,768
   Other                                     (    16,150)    (    16,721)
                                              ----------      ----------
         Total other income - net                196,105          60,047
                                              ----------      ----------

INCOME BEFORE INCOME TAXES                     2,059,414         172,002


PROVISION FOR INCOME TAXES                       770,000          12,000
                                              ----------      ----------

NET INCOME                                  $  1,289,414    $    160,002
                                              ==========      ==========


WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES                    16,500,536      15,532,688
                                              ==========      ==========


NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE                                 $.08            $.01
                                                    ===             ===

- ----------
* Restated -- See Note 4.


                    See notes to financial statements

                                 PRESSTEK, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Three Months             Three Months
                                                            March 30,                March 31,
                                                              1996*                    1995
                                                          ------------             -------------


CASH FLOWS - OPERATING ACTIVITIES:
   Net income                                             $  1,289,414             $   160,002
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Tax benefit related to employee stock options            770,000                       -

      Depreciation and amortization                            426,208                 200,515
      Provision for warranty costs                             127,500                 110,000
      Other                                                     18,183                  16,721
 (Increase) decrease in:
      Accounts receivable                                    1,352,598                 513,131
      Inventory                                            ( 1,294,448)             (  121,466)
      Costs and estimated earnings in excess of
       billings on uncompleted contracts                   (   253,998)                      -
      Other current assets                                      15,722              (   39,366)
   Increase (decrease) in:
      Accounts payable and accrued expenses                  1,084,153                  45,897
      Accrued salaries and employee benefits               (    31,078)             (   39,784)
      Billings in excess of costs and estimated
       earnings on uncompleted contracts                   (   634,765)                      -
                                                            ----------               ---------
            Net cash provided by operating activities        2,869,489                 845,650
                                                            ----------               ---------

CASH FLOWS - INVESTING ACTIVITIES:
   Investment in subsidiary - net of cash acquired         ( 7,456,020)                      -
   Purchases of property and equipment                     (   940,455)             (  573,981)
   Increase in other assets                                (   174,546)             (   86,069)
   Proceeds from sale of equipment                                   -                   1,300
   Sales and maturities of marketable securities                     -               1,158,251
   Purchases of marketable securities                      ( 7,050,122)                      -
                                                            ----------               ---------
            Net cash provided by (used for)
             investing activities                          (15,621,143)                499,501
                                                            ----------               ---------

CASH FLOWS - FINANCING ACTIVITIES:
   Net proceeds from sale of common stock
    and warrants                                            20,628,178                 317,868
                                                            ----------               ---------

INCREASE IN CASH AND CASH EQUIVALENTS                        7,876,524               1,663,019

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD              3,628,021               1,532,636
                                                            ----------               ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                 $ 11,504,545             $ 3,195,655
                                                            ==========               =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
   Income taxes paid                                      $     45,000             $    52,000
                                                            ==========               =========


- ----------
* Restated -- See Note 4.


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
                      ==========                          ==========


3.       NET INCOME PER COMMON SHARE

         Net income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options and warrants. A summary of the calculations for the three month periods ended March 30, 1996 and March 31, 1995 follows:

                                                      1996                                1995
                                            -----------------------             ------------------------

                                                            Fully                                Fully
                                            Primary       Diluted               Primary        Diluted
                                            -------       -------               -------        -------


Net income                                 $  1,289,414     $  1,289,414      $    160,002     $    160,002
                                           ============     ============      ============     ============


Weighted average common
 shares outstanding                          14,971,553       14,971,553        14,413,812       14,471,120

Common equivalent shares
from assumed conversion of
outstanding options and
 warrants whose effect are
 not antidilutive on
 earnings per share                           1,850,496        1,857,229         2,034,826        2,034,826

Less shares assumed
 repurchased using the
 treasury method for
 calculation of net
 shares outstanding                         (   321,513)     (   289,041)      (   915,950)     (   711,248)
                                            -----------      -----------       -----------      -----------

Weighted average common
 and common equivalent
 shares outstanding                          16,500,536       16,539,741        15,532,688       15,794,698
                                             ==========       ==========        ==========       ==========


Net income per common
 and common equivalent
 share                                     $        .08     $        .08      $        .01     $        .01
                                           ============     ============      ============     ============



4.       INCOME TAXES


         The provision for income taxes in 1996 represents the charge in lieu of income taxes arising during the period from employee stock options, based upon the estimated effective income tax rate for the full fiscal year. The tax benefit related to such stock options has been credited to stockholders' equity. The financial statements for 1996, as originally reported, did not reflect this charge based upon an interpretation of applicable accounting rules that was subsequently determined to be incorrect and, accordingly, the financial statements have been restated.

         The provision for income taxes in 1995 represents the charge in lieu of state income taxes from employee stock options. No charge for federal income taxes was required due to the availability of federal net operating loss carryforwards for accounting purposes.


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


Income Taxes

         The provision for income taxes in 1996 represents the charge in lieu of income taxes arising during the period from employee stock options, based upon the estimated effective income tax rate for the full fiscal year. The tax benefit related to such stock options has been credited to stockholders' equity. The financial statements for 1996, as originally reported, did not reflect this charge based upon an interpretation of applicable accounting rules that was subsequently determined to be incorrect and, accordingly, the financial statements have been restated.

         The provision for income taxes in 1995 represents the charge in lieu of state income taxes from employee stock options. No charge for federal income taxes was required due to the availability of federal net operating loss carryforwards for accounting purposes.


Net Income

         As a result of the foregoing, the Company had net income of $1,289,000 for the first quarter of 1996 compared to net income of $160,000 for the first quarter of 1995. Catalina did not have a material effect on net income for the first quarter of 1996.

Liquidity and Capital Resources


         At March 30, 1996, the Company had working capital of $31,240,000, an increase of $14,403,000 as compared to working capital of $16,837,000 at December 30, 1995. This increase was primarily attributable to the proceeds from the issuances of common stock of $20,628,000 plus net income for the first quarter of 1996 of $1,289,000 offset by the Company's investment in Catalina, net of cash acquired, of $7,456,000 and additions to property and equipment of $940,000.

         Net cash provided by operating activities of $2,869,000 for the three months ended March 30, 1996, resulted primarily from net income from operations of $1,289,000, noncash items including the tax benefit related to employee stock options, depreciation and amortization and provision for warranty costs of $770,000, $426,000 and $128,000 respectively, a decrease in accounts receivable of $1,353,000 and an increase in accounts payable and accrued expenses of $1,053,000, offset by an increase in inventory of $1,294,000 and in costs and estimated earnings in excess of billings on uncompleted contracts of $254,000 and by a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $635,000.


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


(a) Exhibit 27. Financial Data Schedule (Revised).


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

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: June 21, 1996

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