Form 10-Q
period 1996-06-29
PRESSTEK INC /DE/
filed 1996-08-15
CIK 846876

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                    FORM 10-Q

(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1996

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


           ---------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X      NO
    -----       -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 7, 1996 there were 15,264,039 shares outstanding of the Registrant's common stock, $.01 par value per share.

                                 PRESSTEK, INC.

                                      INDEX



                                                                         PAGE

PART I         FINANCIAL INFORMATION

     Item 1    Financial Statements

               Balance Sheets as of June 29, 1996
               (unaudited) and December 30, 1995                           3

               Statements of Operations for the three
               and six month periods ended June 29, 1996
               and July 1, 1995 (unaudited)                                4

               Statements  of Cash Flows for the six month
               periods ended June 29, 1996 and July 1, 1995
               (unaudited)                                                 5

               Notes to Financial Statements (unaudited)                   6

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations              11

PART II        OTHER INFORMATION                                          16

     Item 1    Legal Proceedings

     Item 4    Submission of Matters to a Vote of Security-Holders

     Item 6    Exhibits and Reports on Form 8-K

Signatures                                                                21

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 PRESSTEK, INC.

                                 BALANCE SHEETS

                                                       June 29,        December 30,
                                                         1996              1995
                                                     ------------      ------------
                                                      (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents .................     $  9,658,295      $  3,628,021
     Marketable securities .....................        9,111,208         3,050,825
     Accounts receivable .......................       10,756,908         7,888,559
     Inventory .................................        7,651,848         5,861,743
     Costs and estimated earnings in excess
       of billings on uncompleted contracts ....        1,955,937              --
     Other current assets ......................          396,712           350,031
                                                     ------------      ------------
         Total current assets ..................       39,530,908        20,779,179
                                                     ------------      ------------

PROPERTY AND EQUIPMENT:
     Land .....................................           901,660                 -
     Machinery and equipment ...................        8,179,450         5,659,211
     Furniture and fixtures ....................          542,309           372,889
     Leasehold improvements ....................        1,758,960         1,247,803
     Other .....................................          178,522            34,498
                                                     ------------      ------------
         Total .................................       11,560,901         7,314,401
     Less accumulated depreciation
       and amortization ........................       (3,501,186)       (3,023,089)
                                                     ------------      ------------
         Property and equipment, net ...........        8,059,715         4,291,312
                                                     ------------      ------------

OTHER ASSETS:
     Goodwill, net .............................        6,306,525              --
     Patent application costs and
       license rights, net .....................        1,516,542         1,012,147
     Software development costs, net ...........          702,077           585,980
     Other .....................................          175,000              --
                                                     ------------      ------------
       Total other assets ......................        8,700,144         1,598,127
                                                     ------------      ------------

         TOTAL .................................     $ 56,290,767      $ 26,668,618
                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ..........................     $  4,035,054      $  2,392,846
     Accrued expenses ..........................        1,775,817         1,091,036
     Accrued salaries and employee benefits ....          643,977           458,300
                                                     ------------      ------------
         Total current liabilities .............        6,454,848         3,942,182
                                                     ------------      ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST ..............................          235,336              --
                                                     ------------      ------------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; authorized
       1,000,000 shares; no shares issued or
       outstanding .............................             --                --
     Common stock, $.01 par value; authorized
       75,000,000 shares; issued and outstanding
       15,263,627 shares at June 29, 1996;
       14,765,300 shares at December 30, 1995 ..          152,636           147,653
     Additional paid-in capital ................       45,567,715        21,559,856
     Unrealized loss on investments
       available for sale, net .................          (78,005)           (3,176)
     Retained earnings .........................        3,958,237         1,022,103
                                                     ------------      ------------
       Stockholders' equity ....................       49,600,583        22,726,436
                                                     ------------      ------------

         TOTAL .................................     $ 56,290,767      $ 26,668,618
                                                     ============      ============

                        See notes to financial statements

                                                             PRESSTEK, INC.

                                                        STATEMENTS OF OPERATIONS
                                                               (Unaudited)

                                                   Three Months Ended                 Six Months Ended
                                            June 29, 1996      July 1, 1995    June 29, 1996      July 1, 1995
                                            -------------      ------------    -------------      ------------
REVENUES:
     Product sales .....................     $  7,927,685      $  3,915,541     $ 15,452,642      $  7,498,954
     Royalties and fees from licensees .        3,951,983         1,587,906        7,431,780         3,088,744
                                             ------------      ------------     ------------      ------------
          Total revenues ...............       11,879,668         5,503,447       22,884,422        10,587,698
                                             ------------      ------------     ------------      ------------

COSTS AND EXPENSES:
     Cost of products sold .............        4,825,227         2,901,095       10,225,950         5,549,585
     Engineering and product development        1,799,598         1,211,534        4,033,156         2,627,746
     Marketing .........................          636,419           569,713        1,181,790           953,936
     General and administrative ........        1,808,739           752,666        2,770,532         1,276,038
                                             ------------      ------------     ------------      ------------
          Total costs and expenses .....        9,069,983         5,435,008       18,211,428        10,407,305
                                             ------------      ------------     ------------      ------------

OTHER INCOME (EXPENSE):
     Dividend and interest .............          261,134            95,275          473,389           172,043
     Other, net ........................         (114,099)           24,947         (130,249)            8,226
                                             ------------      ------------     ------------      ------------
          Total other income - net .....          147,035           120,222          343,140           180,269
                                             ------------      ------------     ------------      ------------

INCOME BEFORE INCOME TAXES .............        2,956,720           188,661        5,016,134           360,662

PROVISION FOR INCOME TAXES .............        1,310,000            12,000        2,080,000            24,000
                                             ------------      ------------     ------------      ------------

NET INCOME .............................     $  1,646,720      $    176,661     $  2,936,134      $    336,662
                                             ============      ============     ============      ============

WEIGHTED AVERAGE NUMBER
OF COMMON AND COMMON
EQUIVALENT SHARES ......................       16,705,674        15,933,563       16,551,029        15,733,870
                                             ============      ============     ============      ============

NET INCOME PER COMMON AND
COMMON EQUIVALENT SHARE ................     $        .10      $        .01     $        .18      $        .02
                                             ============      ============     ============      ============

                        See notes to financial statements

                                  PRESSTEK, INC

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 SIX MONTHS ENDED
                                                                         June 29, 1996      July 1, 1995
                                                                         -------------      ------------
CASH FLOWS - OPERATING ACTIVITIES:
     Net income .....................................................     $  2,936,134      $    336,662
     Adjustments to reconcile net income to net
       cash provided by (used for) operating activities:
         Tax benefit related to employee stock options ..............        1,980,000              --
         Depreciation and amortization ..............................          880,793           406,044
         Provision for warranty costs ...............................          316,000           177,500
         Other, net .................................................          (41,010)           (8,226)
     (Increase) decrease in:
         Accounts receivable ........................................       (2,722,001)       (1,226,665)
         Inventory ..................................................       (1,833,205)       (1,373,978)
         Costs and estimated earnings in excess of
              billings on uncompleted contracts .....................         (936,356)             --
         Other current assets .......................................          (16,628)          304,489
     Increase (decrease) in:
         Accounts payable and accrued expenses ......................        1,647,434           500,816
         Accrued salaries and employee benefits .....................          126,875            80,944
         Billings in excess of costs and estimated
              earnings on uncompleted contracts .....................         (687,325)             --
                                                                          ------------      ------------
                 Net cash provided by (used for) operating activities        1,650,711          (802,414)
                                                                          ------------      ------------

CASH FLOWS - INVESTING ACTIVITIES:
     Investment in subsidiary, net of cash acquired .................       (7,456,020)             --
     Purchases of property and equipment ............................       (3,957,633)         (861,863)
     Increase in other assets .......................................         (330,509)         (198,831)
     Proceeds from sale of equipment ................................           47,000            76,300
     Sales and maturities of marketable securities ..................        1,000,000         1,167,413
     Purchases of marketable securities .............................       (6,956,117)             --
                                                                          ------------      ------------
                 Net cash provided by (used for)
                     investing activities ...........................      (17,653,279)          183,019
                                                                          ------------      ------------

CASH FLOWS - FINANCING ACTIVITIES:
     Net proceeds from sale of common stock
         and warrants ...............................................       22,032,842           616,045
                                                                          ------------      ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................        6,030,274            (3,350)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD .....................        3,628,021         1,532,636
                                                                          ------------      ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD ...........................     $  9,658,295      $  1,529,286
                                                                          ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
     Income taxes paid ..............................................     $     45,000      $     52,000
                                                                          ============      ============

                        See notes to financial statements

                                 PRESSTEK, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 29, 1996


     1.   BASIS OF PRESENTATION

     The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 30, 1995. The December 30, 1995 information has been derived directly from the annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring.

     Presstek, Inc. (the "Company" or "Presstek") was organized as a Delaware corporation on September 3, 1987 and was a development stage company through 1991. In September, 1991, Heidelberger Druckmaschinen A.G. ("Heidelberg") the world's largest printing press manufacturer introduced the Company's initial spark discharge based imaging technology, in a jointly developed product, the Heidelberg GTO-DI. In 1993, after investing substantial effort and resources, the Company completed the development of PEARL(R), a patented proprietary, nonphotographic, toxic- free, digital imaging and printing plate technology for the printing and graphic arts industries. PEARL's laser diode technology is capable of imaging various types of Presstek printing plates either off-press or on-press which may then be used to produce high quality, full color lithographic printed materials. PEARL has completely replaced the Company's spark discharge technology. The GTO-DI was re-introduced in September 1993, utilizing PEARL as its direct imaging technology. The Company is now building an installed base of customers which utilizes its proprietary consumable printing plates on PEARL equipped Heidelberg presses. During the second quarter of 1995, the Company commenced shipments of kits to be utilized on Heidelberg's Quickmaster DI 46-4. Presstek is also engaged in the development of additional products and applications that incorporate its proprietary PEARL technologies and consumables, including both computer-to-plate and other direct-to-press applications. At this time, the Company relies on Heidelberg to generate substantially all of its revenues.

     During February, 1996, the Company completed private placements of an aggregate of 282,846 shares of its common stock for net proceeds of $20,208,758 to a limited number of domestic individual and institutional investors.

     A portion of the funds raised from the private placements were utilized to complete the acquisition referred to below.

     On February 15, 1996, the Company acquired 90% of the outstanding common stock (the "Purchased Shares") of Catalina Coatings, Inc., an Arizona
corporation ("Catalina"). Catalina is engaged in the development, manufacture and sale of vacuum deposition coating equipment and the licensing and sublicensing of patent rights with respect to a vapor deposition process to coat moving webs of material at high speeds. The Company has continued the business of Catalina which now operates as a subsidiary of the Company. The Purchased Shares were acquired from the selling shareholders pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") dated and effective as of January 1, 1996. The aggregate consideration paid by the Company pursuant to the Stock Purchase Agreement was $8,400,000, of which $8,200,000 represented the purchase price of the Purchased Shares and $200,000 represented consideration for the non-competition and confidentiality covenants of the selling shareholders.

     Catalina's results of operations were immaterial and accordingly pro forma information has not been provided.

     Simultaneous with the closing of the acquisition, the Company entered into a Put and Call Option Agreement (the "Option Agreement") which provides the Company with the right, at any time after February 15, 2000, to acquire the remaining 10% of the outstanding common stock of Catalina for an aggregate consideration of $2,000,000. The Option Agreement also provides the selling shareholders and another employee of Catalina with the right, at any time after August 15, 2000, to cause the Company to purchase the remaining shares for aggregate consideration of $1,000,000. The Option Agreement will terminate if Catalina consummates an initial public offering of its securities prior to February 15, 2000.

     The Company granted the selling shareholders and the other employee of Catalina five-year non-qualified options to purchase an aggregate 100,000 shares of the Company's common stock at an exercise price of $89.50 per share, representing fair market value at the date of grant, and Catalina granted to the same individuals an option to purchase an aggregate 5% of the issued and outstanding common stock of Catalina in the event that a registration statement relating to an initial public offering of Catalina common stock is declared effective by February 15, 2000.

     On June 19, 1995, the Company's Board of Directors determined to change its fiscal year from a calendar year ending December 31 to a fiscal year ending on the Saturday closest to December 31. Accordingly, the 1995 fiscal year ended on December 30, 1995, and the second quarters of 1996 and 1995 ended on June 29, 1996, and July 1, 1995 respectively.

     The results of operations for the second quarter ended June 29, 1996 are not indicative of results of operations to be expected for the full year.

     The Company intends to disclose pro forma information pursuant to Statement
of  Financial   Accounting   Standard  No.  123,   "Accounting  for  Stock-Based
Compensation", in its 1996 annual financial statements.

2.   INVENTORY

     Inventory is valued at the lower of cost or market, with cost determined on the first-in, first-out method. At June 29, 1996 and December 30, 1995, inventory consisted of the following:

                                 June 29, 1996           December 30, 1995
                                 -------------           -----------------
Raw materials                     $5,356,295                 $3,476,713
Work in process                    1,683,403                  1,959,382
Finished goods                       612,150                    425,648
                                  ----------                 ----------
       Total                      $7,651,848                 $5,861,743
                                  ==========                 ==========

3.   NET INCOME PER COMMON SHARE

     Net income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options and warrants. A summary of the calculations for the three and six month periods ended June 29, 1996 and July 1, 1995 follows:


                                                                1996
                                   ---------------------------------------------------------------
                                             Three Months                      Six Months
                                   -----------------------------     -----------------------------
                                                        Fully                            Fully
                                      Primary          Diluted          Primary         Diluted
                                   ------------     ------------     ------------     ------------

Net income ....................    $  1,646,720     $  1,646,720     $  2,936,134     $  2,936,134
                                   ============     ============     ============     ============

Weighted average common
shares outstanding ............      15,268,117       15,268,117       15,168,668       15,168,668

Common equivalent shares from
  assumed conversion of
  outstanding options and
  warrants whose effect are
  not antidilutive on earnings
  per share ...................       1,763,398        1,763,428        1,721,086        1,721,086

Less shares assumed repurchased
  using the treasury method for
  calculation of net shares
  outstanding .................        (325,841)        (325,841)        (338,725)        (338,725)
                                   ------------     ------------     ------------     ------------

Weighted average common and
  common equivalent shares
  outstanding .................      16,705,674       16,705,704       16,551,029       16,551,029
                                   ============     ============     ============     ============

Net income per common and
  common equivalent share .....    $        .10     $        .10     $        .18     $        .18
                                   ============     ============     ============     ============

                                                                1995
                                   ---------------------------------------------------------------
                                            Three Months                       Six Months
                                   -----------------------------     -----------------------------
                                                        Fully                            Fully
                                     Primary           Diluted         Primary          Diluted
                                   ------------     ------------     ------------     ------------

Net income ....................    $    176,661     $    176,661     $    336,662     $    336,662
                                   ============     ============     ============     ============

Weighted average common
shares outstanding ............      14,527,154       14,558,318       14,470,483       14,558,318

Common equivalent shares from
  assumed conversion of
  outstanding options and
  warrants whose effect are
  not antidilutive on earnings
  per share ...................       1,950,128        1,967,378        1,947,628        1,967,378

Less shares assumed repurchased
  using the treasury method for
  calculation of net shares
  outstanding .................        (543,719)        (485,133)        (684,241)        (485,133)
                                   ------------     ------------     ------------     ------------

Weighted average common and
  common equivalent shares
  outstanding .................      15,933,563       16,040,563       15,733,870       16,040,563
                                   ============     ============     ============     ============

Net income per common and
  common equivalent share .....    $        .01     $        .01     $        .02     $        .02
                                   ============     ============     ============     ============

4.   INCOME TAXES

     The provision for income taxes for the second quarter and first six months of 1996 represents substantially the charge in lieu of income taxes arising during the periods relating to the tax effect of employee stock option deductions, based upon the estimated effective income tax rate for the full fiscal year. The tax benefit related to such stock options has been credited to stockholders' equity.

     The provision for income taxes for the second quarter and first six months of 1995 represents substantially the charge in lieu of state income taxes arising during the periods relating to the tax effect of employee stock option deductions. No charge for federal income taxes was required due to the availability of federal net operating loss carryforwards for accounting purposes.

     As of June 29, 1996, the Company had net operating loss carryforwards totaling approximately $27,000,000 resulting from compensation deductions, for tax purposes, relative to stock option plans. To the extent net operating losses resulting from stock option plan compensation deductions become realizable, the benefit will be credited directly to additional paid in capital. The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company's common stock.

5.   LEGAL PROCEEDINGS

     Between June 28,1996 and July 31, 1996, seven lawsuits were filed against the Company and certain other defendants, including, but not limited to the Company's officers and directors. Six of such actions, were purportedly brought on behalf of similarly situated classes of defendants and were commenced in a United States District Court in either the State of New Hampshire or the Southern District of New York. The remaining action was filed derivatively, on behalf of the Company in the Chancery Court of the State of Delaware.

     The lawsuits each contain a variety of allegations (some of them overlapping) including, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, violations of Section 20(a) of the Exchange Act, common law fraud and deceit, negligent misrepresentation and waste of corporate assets. The plaintiffs generally are seeking to recover unspecified damages and reimbursement of their costs and expenses incurred in connection with the action. Moreover, the plaintiff in the derivative action is also seeking a return to the Company of all salaries and the value of other remuneration paid to the defendants by the Company during the time they were in breach of their fiduciary duties and an accounting of and/or constructive trust on the proceeds of defendants trading activities in the Common Stock.

     The Company believes that the allegations against it and its officers and directors alleged in the foregoing actions are without merit, and the Company intends to vigorously defend all actions. However, the outcome of any litigation is subject to uncertainty and a successful claim against the Company, in any of the foregoing actions, could have a material adverse effect on the financial position and results of operations of the Company. At the present time, the Company cannot reasonably estimate the ultimate liability, if any, resulting from these lawsuits. Accordingly, no provision for any liability that may result has been recorded in the accompanying financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

     The statements which are not historical facts contained in this Form 10-Q are forward looking statements that involve a number of risks and uncertainties, including, but not limited to, the risks of uncertainty of patent protection, the impact of supply and manufacturing constraints or difficulties, possible technological obsolescence, increased competition, litigation, and other risks detailed in the Securities and Exchange Commission filings, of Presstek, Inc. (the "Company" or "Presstek").

Results of Operations

     The Company was organized as a Delaware corporation on September 3, 1987 and was a development stage company through 1991. In September 1991, Heidelberger Druckmaschinen A.G. ("Heidelberg"), the world's largest printing press manufacturer introduced the Company's initial spark discharge based imaging technology, in a jointly developed product, the Heidelberg GTO-DI. In 1993, after investing substantial effort and resources, the Company completed the development of PEARL, a patented, proprietary, nonphotographic, toxic-free, digital imaging and printing plate technology for the printing and graphic arts industries. PEARL's laser diode technology is capable of imaging various types of Presstek printing plates either off-press or on-press which may then be used to produce high-quality, full-color lithographic printed materials at what the Company believes is a lower cost than competitive processes. PEARL has completely replaced the Company's spark discharge technology. The GTO-DI was re-introduced in September 1993, utilizing PEARL as its direct imaging technology and the Company is now building an installed base of customers which utilizes its proprietary consumable printing plates on PEARL equipped Heidelberg presses. The Company's relationship with Heidelberg has been expanded to include the development and manufacture of direct imaging kits to be utilized in Heidelberg's new four color, fully automated lithographic press, the Quickmaster DI 46-4. This press was introduced in May, 1995 at DRUPA '95, the industry's largest trade show, and was well received. Shipments of production kits to Heidelberg for use in the Quickmaster commenced in the second quarter of 1995. This new press incorporates certain improvements to the Company's PEARL direct imaging technologies and employs the Company's automatic plate changing cylinder which eliminates the need for manually changing plates between jobs.

     The Company is also engaged in the development of additional products and applications that incorporate the use of its proprietary technologies and consumables, including both computer-to-plate and computer-to-press applications. Some of these additional activities have resulted in an agreement with the Adast Adamov Company, another manufacturer of sheet fed offset presses. This agreement will result in the availability of the Company's PEARL direct imaging technology on a larger format Omni-Adast (19" x 26") multicolor press, the first showing of which took place at an industry trade show during the first quarter of 1996. Also, during the first quarter of 1996, the Company began shipments of its PEARL platesetter, now referred to as the PEARLsetter(TM). The PEARLsetter is a computer-to-plate imaging device that images both the Company's wet and dry offset plates. Another agreement, recently entered into with Nilpeter A/S of Denmark will result in the utilization of the PEARL technology on a high-speed rotary label printing press called the OFFSET 3300. Presstek will supply a special PEARL-based digital imaging system which will image Presstek's thermal plates directly on the press plate cylinder. This will be the first application of the PEARL technology to a web press, and the OFFSET 3300 is expected to be shown at an industry trade show in September, 1996.

     On February 15, 1996, the Company acquired 90% of the outstanding common stock (the "Purchased Shares") of Catalina Coatings, Inc., an Arizona
corporation ("Catalina"). Catalina is engaged in the development, manufacture and sale of vacuum deposition coating equipment and the licensing and sublicensing of patent rights with respect to a vapor deposition process to coat moving webs of material at high speeds. The Company has continued the business of Catalina which operates as a subsidiary of the Company. The Purchased Shares were acquired from the selling shareholders pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") dated and effective as of January 1, 1996. The aggregate consideration paid by the Company pursuant to the Stock Purchase Agreement was $8,400,000, of which $8,200,000 represented the purchase price of the Purchased Shares and $200,000 represented consideration for the non-competition and confidentiality covenants of the selling shareholders.

     Simultaneous with the closing of the acquisition, the Company entered into a Put and Call Option Agreement (the "Option Agreement") which provides the Company with the right, at any time after February 15, 2000, to acquire the remaining 10% of the outstanding common stock of Catalina for an aggregate consideration of $2,000,000. The Option Agreement also provides the selling shareholders and another employee of Catalina with the right, at any time after August 15, 2000, to cause the Company to purchase the remaining shares for an aggregate consideration of $1,000,000. The Option Agreement will terminate if Catalina consummates an initial public offering of its securities prior to February 15, 2000.

     The Company granted the selling shareholders and the other employee of Catalina five-year non-qualified options to purchase an aggregate of 100,000 shares of the Company's common stock at an exercise price of $89.50 per share, and Catalina granted to the same individuals an option to purchase an aggregate 5% of the issued and outstanding common stock of Catalina in the event that a registration statement relating to an initial public offering of Catalina common stock is declared effective by February 15, 2000.

     On June 19, 1995, the Company's Board of Directors determined to change its fiscal year from a calendar year ending December 31 to a fiscal year ending on the Saturday closest to December 31. Accordingly, the 1995 fiscal year ended on December 30, 1995, and the second quarters of 1996 and 1995 ended on June 29, 1996 and July 1, 1995 respectively.

Revenues

     Revenues for the second quarter of 1996 totaled $11,880,000, an increase of $6,377,000 (116%) compared to $5,503,000 recorded for the second quarter of 1995. For the first six months of 1996, revenues totaled $22,884,000, an increase of $12,296,000 (116%) compared to $10,588,000 for the same period in 1995. Product sales increased $4,012,000 and $7,954,000, respectively, comparing the three and six month periods in 1996 with the same periods in 1995, primarily as a result of volume increases in sales by the Company of products to be used in the Quickmaster DI 46-4, as well as sales of the PEARLsetter, consumable printing plates and spare parts. Royalties and fees from licensees increased $2,364,000 and $4,343,000 respectively in the second quarter and first six months of 1996 compared to the same periods in 1995, primarily as a result of increased royalties earned on product sales to Heidelberg and increased revenues earned for engineering services under the Company's agreements with Heidelberg and other customers.

Cost of Products Sold

     Costs of products sold for the second quarter and first six months of 1996 totaled $4,825,000 and $10,226,000 compared to $2,901,000 and $5,550,000 for the same periods in 1995. These costs include materials, labor and overhead associated with product sales, as well as future warranty costs.

Engineering and Product Development

     Engineering and product development expenses for the second quarter and first six months of 1996 totaled $1,800,000 and $4,033,000 compared to $1,212,000 and $2,628,000 for the same periods in 1995. The increases of $588,000 (49%) for the second quarter and $1,405,000 (53%) for the first six months of 1996 resulted principally from increased expenditures for parts, supplies, labor, and contracted services related to the Company's PEARL technology, as well as other product development efforts.

Marketing

     Marketing expenses for the second quarter and first six months of 1996 totaled $636,000 and $1,182,000 compared to $570,000 and $954,000 for the same periods in 1995. The increases for the second quarter and first six months of 1996 of $66,000 (12%) and $228,000 (24%), respectively, related principally to increased expenditures for additional personnel and related costs, as well as promotional activities.

General and Administrative

     General and administrative expenses for the second quarter and first six months of 1996 totaled $1,809,000 and $2,771,000 compared to $753,000 and
$1,276,000 for the same periods in 1995. The increases of $1,056,000 (140%) for the second quarter and $1,495,000 (117%) for the first six months of 1996 related principally to increased expenditures for salaries and other costs required to conduct various general and administrative functions of the Company, including legal fees incurred in connection with certain legal proceedings and regulatory matters.

Dividend and Interest Income

     Dividend and interest income earned on the Company's cash and investments increased $166,000 for the second quarter and $301,000 for the first six months principally as a result of the increased funds available for investment.

Income Taxes

     The provision for income taxes for the second quarter and first six months of 1996 represents substantially the charge in lieu of income taxes arising during the periods relating to the tax effect of employee stock option deductions, based upon the estimated effective income tax rate for the full fiscal year. The tax benefit related to such stock options has been credited to stockholders' equity.

     The provision for income taxes for the second quarter and first six months of 1995 represents substantially the charge in lieu of state income taxes arising during the periods relating to the tax effect of employee stock option deductions. No charge for federal income taxes was required due to the availability of federal net operating loss carryforwards for accounting purposes.

Net Income

     As a result of the foregoing, the Company had net income of $1,647,000 and $2,936,000 for the second quarter and first six months of 1996, compared to net income of $177,000 and $337,000 for the same periods in 1995. Catalina did not have a material effect on net income for the second quarter or first six months of 1996.

Liquidity and Capital Resources

     At June 29, 1996, the Company had working capital of $33,076,000, an increase of $16,239,000 as compared to working capital of $16,837,000 at December 30, 1995. This increase was primarily attributed to the proceeds from the issuances of common stock of $22,033,000, plus net income for the first six months of 1996 of $2,936,000 offset by the Company's investment in Catalina, net of cash acquired, of $7,456,000 and additions to property and equipment of $3,958,000.

     Net cash provided by operating activities of $1,651,000 for the six months ended June 29, 1996, resulted primarily from net income from operations of $2,936,000, noncash items including the tax effect related to employee stock options, depreciation and amortization, and provision for warranty costs of $1,980,000, $881,000 and $316,000 respectively, an increase in accounts payable and accrued expenses of $1,774,000, offset by increases in accounts receivable, inventory, and costs and estimated earnings in excess of billings on uncompleted contracts of $2,722,000, $1,833,000, and $936,000, respectively, and by a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $687,000.

     Net cash used for investing activities of $17,653,000 for the first six months ended June 29, 1996, resulted primarily from the Company's investment in Catalina, net of cash acquired, of $7,456,000, purchases of marketable securities net of maturities of $5,956,000, additions to property and equipment used in the Company's business of $3,958,000 and increases in other assets of $331,000.

     Net cash provided by financing activities during the first six months of 1996 totaled $22,033,000, which included the private placements of an aggregate of 282,846 shares of the Company's common stock for net proceeds of $20,209,000, and the sale of common stock incident to the exercise of various stock options.

     The Company's agreements with Heidelberg provide that during 1996 the Company will receive certain royalty payments and be reimbursed for certain engineering and development work provided to Heidelberg.

     The Company is currently planning the construction of two facilities including a new 60,000 square foot facility in Tucson, Arizona for Catalina, and a new 100,000 square foot manufacturing facility in Hudson, New Hampshire. The proposed Hudson manufacturing facility is expected to accommodate the Company's new plate manufacturing operation, which will utilize a new vacuum deposition coating system currently being developed and built for the Company by Catalina, along with the necessary plate finishing and packaging equipment. The Company currently estimates that the total capital cost of these projects, including land purchases for the buildings, the construction of the coating system by Catalina, and the related plate manufacturing and finishing equipment to be approximately $28,000,000. The Company is currently exploring various funding options with respect to these projects, including, but not limited to state industrial development revenue bonds and bank financing. During the second quarter of 1996, the Company acquired the land for the Arizona facility for approximately $902,000, and during the first six months of 1996, expended approximately $3,200,000 for the new plate manufacturing and packaging equipment. As of June 29,1996, the Company had outstanding purchase commitments of $2,500,000 with respect to the new plate manufacturing and packaging equipment. The Company anticipates the land acquisition for the New Hampshire facility to take place during August, 1996 for $1,500,000.

     Except for the Company's plan for the construction of new facilities described above, the Company estimates that existing funds and the funds generated under its agreements with Heidelberg and other customers will be sufficient to satisfy its anticipated cash requirements for the foreseeable future.

Effect of Inflation

     Inflation has not had, and is not expected to have, a material impact upon the Company's operations.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     Between June 28, 1996 and July 31, 1996 the following seven lawsuits were filed against the Company and certain other defendants referred to below. All such actions, except the one filed by Richard Strauss ("Strauss") were purportedly brought on behalf of similarly situated classes of defendants. The Strauss action was filed derivatively, on behalf of the Company.

     1. On June 28, 1996 Tonia Alfonso and Dick Ruestman filed a class action lawsuit in the United States District Court, District of New Hampshire, against the Company, Robert Howard and Lawrence Howard, who are both directors of the Company, Richard Williams and Robert Verrando, who are both officers and directors of the Company, Cabot Heritage Corp., ("Heritage"), Cabot Market Letter ("Market"), Carlton Lutts, Timothy Lutts and Robert Lutts (Carlton Lutts, Timothy Lutts and Robert Lutts are sometimes hereinafter collectively referred to as the "Lutts Defendants") and the Cabot Money Management ("CabotMM"). The plaintiffs allege that the defendants engaged in a plan and scheme and unlawful courses of conduct to artificially inflate, maintain and otherwise manipulate the value of the Company's common stock in order to cause individual defendants to profit from their sales of the Company's common stock and to induce plaintiffs and other members of the purported class to purchase securities of the Company at artificially inflated prices. The plaintiffs also allege that (i) all defendants except CabotMM violated Section 10(b) ("Sect. 10(b)") of the Securities Exchange Act of 1934, (the "Exchange Act") and Rule 10b-5 ("Rule 10b-5") promulgated thereunder, (ii) that all individual defendants and Heritage violated Section 20(a) ("Sect. 20(a)") of the Exchange Act and (iii) that all defendants except CabotMM committed common law fraud and deceit. The basis for the action against the Company and its officers and directors include, among other things, the Company's alleged issuance of false and misleading reports or failure to disclose material facts including a misstatement of earnings in the Company's financial statements for the quarter ended March 30, 1996, the failure to disclose to the public certain alleged adverse information concerning the Company's patents and its proprietary technology including that certain United States patents previously issued to the Company were the subject of a reexamination or reissuance procedure by the U.S. Patent Office and that the Company was facing formidable competition as a result of technological advances made by other companies and the failure to disclose that the investigation into trading in the securities of the Company being conducted by the Securities and Exchange Commission (the "SEC Investigation") included the service of a subpoena upon the Lutts Defendants. The plaintiffs also allege that the Company conspired with the Lutts Defendants to have false reports issued about the Company in order to drive up the market price of the Company's common stock. The plaintiffs seek unspecified compensatory damages, attorney and accountant fees and other costs and expenses incurred by the plaintiffs in connection with the action and the imposition of a constructive trust on, and disgorgement of, profits made by defendants who were allegedly unjustly enriched as a result of the purported artificial inflation of the Company's common stock.

     2. On June 28, 1996 Bill Berke ("Berke") filed a class action lawsuit in the United States District Court, District of New Hampshire, against the Company, Richard Williams, Glenn DiBenedetto, the Company's Chief Financial Officer, Lawrence Howard, Robert Howard, Robert Verrando, Bert DePamphilis (a director of the Company), Harold Sparks (a director of the Company) and BDO Seidman LLP, the Company's independent auditors. The plaintiff alleges that the defendants violated Sect. 10(b) and Rule 10b-5 by issuing financial statements for the fiscal year ended December 30, 1995 and the fiscal quarter ended March 30, 1996 and corresponding financial press releases that overstated net income in the Statements of Operations for those periods as a result of the improper application of certain accounting principles relating to the tax benefits received upon exercise of certain stock options previously granted by the Company. The plaintiff seeks unspecified damages and reimbursement of the plaintiff's costs and expenses incurred in connection with the action.

     3. On July 9, 1996 Sidney Gellman and Robert Ehrenreich filed a class action lawsuit in the United States District Court, District of New Hampshire, against the Company and Robert Verrando, Richard Williams, Robert Howard, Lawrence Howard, Glenn DiBenedetto, Bert DePamphilis, Frank Pensavecchia, the Company's Senior V.P. - Engineering, Harold Sparks and John Dreyer (a director of the Company), the Lutts Defendants, Heritage and CabotMM. The plaintiffs allege that the Company and the individual officers and directors named as defendants violated Sect. 10(b) and Rule 10b-5, that the individual officer and director defendants and CabotMM violated Sect. 20(a) and committed acts of common law negligent misrepresentation and fraud by causing an artificial inflation in the price of the Company's common stock and helping maintain such increase at a time when certain of the Company's officers and directors were selling such stock by, among other things, failing to adequately disclose certain alleged adverse information concerning certain Company patents and its proprietary technology, failing to timely disclose claims made against the Company by Agfa-Gevaert, N.V. in an arbitration proceeding, failing to disclose stock sales by certain of the defendants at alleged artificially increased prices while they were in possession of material non-public information concerning the Company, issuing a misleading financial statement that overstated earnings for the quarter ended March 30, 1996 and failing to adequately disclose the scope of the SEC Investigation. The plaintiffs also allege that the Lutts Defendants, Heritage and CabotMM violated Sect. 10b and Rule 10b-5. The plaintiffs seek unspecified compensatory damages and reimbursement for costs and expenses incurred in connection with the action.

     4. On July 10, 1996 Joseph C. Barton filed a class action lawsuit in the United States District Court, Southern District of New York against the Company, Robert Howard, Lawrence Howard, Richard Williams, Robert Verrando, Glenn DiBenedetto, Frank Pensavecchia, Harold Sparks, Bert DePamphilis, Market, CabotMM, Heritage and Carlton Lutts. The plaintiff alleges that the defendants violated Sect. 10(b) and Rule 10b-5 and Sect. 20(a) by issuing false and misleading information concerning the Company's financial results for its quarter ended March 30, 1996 and by failing to disclose that the SEC had broadened the scope of the SEC Investigation and that adverse competitive factors undermined the Company's PEARL technology. The plaintiff also claims that certain of the defendants sold shares of the Company's common stock at artificially high prices while in possession of material non-public information regarding the Company. The plaintiff is seeking to recover unspecified compensatory damages together with interest, costs of the action and such other extraordinary, equitable and/or injunctive relief as permitted by law or equity.

     5. On July 12, 1996 F. Brock Walter ("Walter") filed a class action lawsuit in the United States District Court, District of New Hampshire, against the same defendants as the lawsuit filed by Berke on June 28, 1996. The Walter suit contains the same allegations against the defendants as those contained in the Berke action. Walter seeks to recover unspecified damages against the defendants and the costs and expenses of the action.

     6. On July 16, 1996 Richard Strauss commenced a derivative suit on behalf of the Company in the Court of Chancery of the State of Delaware, New Castle County, against Robert Howard, Lawrence Howard, Richard Williams, Robert Verrando, Bert DePamphilis and Harold Sparks. The plaintiff alleges that the defendants breached the fiduciary duties they each owed to the Company and its other shareholders and wasted corporate assets by making false and misleading statements of fact or concealing material facts concerning the viability of the Company's "key" patent and its proprietary interest in its PEARL technology, its failure to properly disclose the scope of the SEC Investigation, and its misstatement of its financial results for the first quarter of 1996, and that they used this information for their personal use by selling common stock of the Company at artificially inflated prices. The plaintiff also alleges that these actions by the defendants resulted in breaches of Sect. 10(b) and Rule 10b-5 which resulted in other lawsuits being commenced against the Company which will require the Company to expend resources to defend. The plaintiff seeks to recover against the defendants, on behalf of the Company, unspecified damages allegedly sustained by the Company as a result of the defendants alleged breaches of fiduciary duty, a return to the Company of all salaries and the value of other remuneration paid to the defendants by the Company during the time they were in breach of their fiduciary duties, an accounting of and/or constructive trust on the proceeds of defendants trading activities in the Company's common stock and recovery of costs and disbursements of the action.


     7. On July 31, 1996, a class action lawsuit was filed by Multi-Measurements Inc., Multi-Measurements Inc. Pension Plan, John LaReddola, Trustee, and Albert Schlessinger, Attorney in Fact for Andrew Schlessinger, in the United States District Court, District of New Hampshire, against the Company, Robert Howard and Lawrence Howard, Richard Williams and Robert Verrando, Heritage, Market, the Lutts Defendants and CabotMM. The plaintiffs allege that the defendants engaged in a plan and scheme and unlawful courses of conduct to artificially inflate, maintain and otherwise manipulate the value of the Company's common stock in order to cause individual defendants to profit from their sales of the Company's common stock and to induce plaintiffs' and other members of the purported class to purchase securities of the Company at artificially inflated prices. The plaintiffs also allege that (i) all defendants except CabotMM violated Sect. 10(b) and Rule 10b-5, (ii) that all individual defendants and Heritage violated Sect. 20(a), and (iii) that all defendants except CabotMM committed common law fraud and deceit. The basis for the action against the Company and its officers and directors include, among other things, the Company's alleged issuance of false and misleading reports or failure to disclose material facts including a misstatement of earnings in the Company's financial statements for the quarter ended March 30, 1996, the failure to disclose to the public certain alleged adverse information concerning the Company's patents and its proprietary technology including that certain United States patents previously issued to the Company were, at the request of the Company, the subject of a reexamination or reissuance procedure in the U.S. Patent Office and that the Company was facing substantial competition as a result of technological advances currently being made by other companies, and the failure to disclose that the SEC Investigation included the service of a subpoena upon the Lutts Defendants. The plaintiffs also allege that the Lutts Defendants promoted the Company's common stock in order to drive up the market price, without disclosing the fact that certain of the Lutts Defendants had substantial holdings of the Company's common stock. The plaintiffs also claim that certain of the defendants sold shares of the Company's common stock at artificially high prices while in possession of material non-public information regarding the Company, and that defendants acted to curtail short-selling in the Company's common stock. The plaintiffs seek unspecified compensatory damages, attorney and accountant fees and other costs and expenses incurred by the plaintiffs in connection with the action and the imposition of a constructive trust on, and disgorgement of, profits made by all defendants except CabotMM who were allegedly unjustly enriched as a result of the purported artificial inflation of the Company's common stock.

     The Company believes that the allegations against it and its officers and directors alleged in the foregoing actions are without merit and the Company intends to vigorously defend all actions. However, the outcome of any litigation is subject to uncertainty and a successful claim against the Company, in any of the foregoing actions, could have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security-Holders.

     On May 28, 1996, the Company held an Annual Meeting of Stockholders at which the holders of the Company's common stock voted on: (i) the election of directors and (ii) a proposal to amend (the "Amendment") the Certificate of Incorporation of the Company to increase the authorized common stock of the Company from 25,000,000 to 75,000,000 shares. The results of the vote were as follows:

     Mr. Robert Howard, Dr. Lawrence Howard and Messrs. Richard A. Williams, Robert E. Verrando, Bert DePamphilis, Harold Sparks, and John W. Dreyer were elected to serve as members of the Company's Board of Directors for the ensuing year and until the election and qualification of their successors.


     The votes cast by stockholders with respect to the election of Directors were as follows:

                                    Votes Cast                 Votes
     Director                         "For"                  Withheld
     --------                         -----                  --------
Robert Howard                       14,373,268                52,071
Dr. Lawrence Howard                 14,371,656                53,683
Richard A. Williams                 14,375,978                49,361
Robert E. Verrando                  14,375,678                49,661
Bert DePamphilis                    14,364,641                60,698
Harold Sparks                       14,362,448                62,891
John W. Dreyer                      14,374,458                50,881


     The Amendment was approved by the stockholders. The votes cast by stockholders with respect to the Amendment were as follows:

Votes Cast "For"          Votes Cast "Against"             Votes "Abstaining"
- ----------------          --------------------             ------------------
  13,484,064                     797,771                         61,238

Item 6. Exhibits and Reports on Form 8-K.

(a)
      Exhibit 3.   Certificate of Incorporation, as amended.

      Exhibit 27.  Financial Data Schedule

(b) During the fiscal quarter ended June 29, 1996 the Company filed two amendments, dated April 2, 1996 and May 20, 1996, to its Form 8-K relating to its acquisition of Catalina Coatings, Inc. ("Catalina") on February 15, 1996. These amended Form 8-K's contained the audited financial statements of Catalina for its three fiscal years ended December 31, 1995 as well as certain pro forma financial information required by Item 7 of Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 15, 1996



                                        PRESSTEK, INC.
                                        (Registrant)



                                        By:  /s/ Richard A. Williams
                                             ---------------------------
                                             Richard A. Williams
                                             Chief Executive Officer
                                             (Duly Authorized Officer)

                                        By:  /s/ Glenn J. DiBenedetto
                                             ---------------------------
                                             Glenn J. DiBenedetto
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)