Form 10-K/A
period 1995-12-30
PRESSTEK INC /DE/
filed 1996-09-09
CIK 846876

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A


                          Amendment No. 2 to Form 10-K



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

                                    PART I

Item 1.  Business.

General

Set forth below is a glossary of certain terms used in this report:


A2-(4-up)                               a printing term referring to a standard
                                        paper size capable of printing four
                                        8.5" x 11" pages on sheet of paper

A3-(2-up)                               a printing term referring to a standard
                                        paper size capable of printing two
                                        8.5" x 11" pages on sheet of paper


Ablation a controlled detachment/vaporization, this process is used during the imaging of the Company's PEARL(R) consumables

Bitmap a rasterized computer file containing picture elements that define whether to image or not, a map of laser sites

Color service bureaus                   a printing industry classification
                                        denoting prepress functions


Commercial printers                     a printing industry classification
                                        denoting print providers offering a
                                        general printing services


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


PEARL(R) the name associated with Presstek's current laser imaging technologies and related products and consumables

PEARLsetter(TM)                         the Company's product line of
                                        computer-to-plate, off-press plate
                                        making equipment

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


     The Company believes that its PEARL based direct imaging computer-to-press technology with PEARL has been well received by the industry. By the end of 1995 the Company had shipped 211 of its PEARL Imaging Kits, 115 of which were for the new Heidelberg Quickmaster DI introduced in May 1995.


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


     In November 1995 the Company and Heidelberg agreed (the "November Agreement") to certain other arrangements whereby the Company was provided with incremental engineering revenue, certain price increases, and modifications of the Quickmaster DI royalty billing and payment terms by Heidelberg. The Master Agreement was also modified by the November Agreement to provide Heidelberg with a fixed royalty rate on the Quickmaster DI. These arrangements were made as a result of a schedule change requested by Heidelberg in November 1995 to reduce the number of PEARL imaging systems being manufactured by the Company each month for Heidelberg from the amount then being produced.


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


     The PEARL laser diode system includes semiconductor laser diodes. Although the Company currently uses only one source for the laser diode devices, it believes that there will be several sources available to manufacture the laser diodes to the Company's specification, if required, in the future. Additionally, the Company has "in-house", limited laser diode manufacturing capabilities. The Company would still require the surmounted "diode chips," a component of the laser diode, to be supplied by a third party. The Company believes that several sources are available to supply this component, if required. The Company's laser diode manufacturing capabilities currently function principally for research and development, quality assurance and manufacturing engineering. However, the Company believes that, if required, it could expand these facilities in the future as a primary or secondary source.


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

     The Company is also aware that there is a direction in the graphic arts industry to create stand-alone computer-to-plate imaging devices for single and multi-color applications. The Company anticipates that most of the major corporations in the graphic arts industry have or are considering a computer-to-plate imaging device. To date, these devices, for the most part, utilize printing plates that require a post imaging photochemical developing step, and in some cases, also require a heating process. This is, nonetheless, an important step in the printing industry, as it eliminates the use of films. Potential competitors in this area would include, among others, Creo Products, Gerber Scientific Inc., Misomex, Optronics, a Division of Intergraph Corporation, Komori, Krause, Scitex Corporation

Ltd., Linotype-Hell, Kodak, Dai Nippon Screen, Crosfield, a Division of Dupont, Agfa-Gevaert, Polaroid Corp. and Sony Corp. The Company's stand-alone computer-to-plate imagesetter is, in the Company's opinion, a further technological advancement. The Company's computer-to-plate imagesetter eliminates not only the films, but also the post-imaging photochemical developing steps. The Company believes that other graphic arts companies, such as those stated above, are likely to be working on similar plate imaging processes that would also eliminate the production of the hazardous materials associated with the photochemical developing process.

     The Company also anticipates competition from printing plate manufacturing companies that either manufacture, or have the potential to manufacture digital plates. Such companies include Agfa-Gevaert N.V. ("Agfa"), Polychrome Corp., a Division of Dai Nippon Ink & Chemicals, Inc., Toray, Howson, a Division of Dupont, Horsell/Anitec, a Division of International Paper, Kodak, Polaroid Corp., Mitsubishi, Fuji Photo Film Co., Ltd. and Minnesota Mining & Mfg. Co.

     Products incorporating Direct Imaging technology can also be expected to face competition from conventional presses and products utilizing existing platemaking technology, as well as presses and other products utilizing new technologies. Leading press manufacturers include Heidelberg, Komori Printing Machinery Co., Ltd., Mitsubishi, and MAN Roland, and, in the single color and two color press market, Ryobi Limited, Hamada and AB Dick. Companies marketing conventional imagesetter equipment include Agfa, Linotype-Hell, ECRM, Optronics, Crosfield and Scitex Corporation Ltd. Other companies, which may include such major corporations as International Business Machines Corporation, Xerox Corporation, Polaroid Corp., Canon and Kodak, are considered by the Company to have the type of electronic and image reproduction expertise which could encourage them to attempt to develop and market competitive products.


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

Backlog

     As of February 29, 1996 the Company had a backlog of products under contract aggregating approximately $16,822,000 (including royalties payable to the Company) compared to a backlog of $2,800,000 as of February 28, 1995 (including royalties payable to the Company). Substantially all of the backlog of products under contract is expected be shipped by the Company in 1996.


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

     The Company believes that the allegations against it and its officers and direcotrs alleged in the foregoing seven actions are without merit and the Company intends to vigorously defend all such actions. However, the outcome of any litigation is subject to uncertainty and a successful claim against the Company, in any of the foregoing actions, could have a material adverse effect on the Company.



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


(5) Includes options to purchase 146,250 shares of Common Stock held by Mr. Williams which are currently exercisable.


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

10(j) Modification to Memorandum of Performance No. 3 dated April 27, 1993 to the Master Agreement, Technology License, and Supply Agreement between the Company and Heidelberger Druckmaschinen Aktiengesellschaft.+



10(k) Memorandum of Understanding No. 4 dated November 9, 1995 to the Master Agreement and Technology
                  License and Supply Agreement between the Company and Heidelberger Druckmaschinen
                  Aktiengesellschaft.****



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


**** The Company has requested that the SEC grant it confidential treatment with respect to a portion of this exhibit.

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



/s/ BDO SEIDMAN, LLP
    BDO SEIDMAN, LLP


    New York, New York
    February 16, 1996,
    except for Note 12(b)
    for which the date
    is September 3, 1996

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


     Software Development Costs - Software development costs for products and certain product enhancements are capitalized subsequent to the establishment of their technological feasibility (as defined in Statement of Financial Accounting Standards No. 86) based upon the existence of working models of the products which are ready for initial customer testing. Costs incurred prior to such technological feasibility or subsequent to a product's general release to customers are expensed as incurred. Prior to 1994, the Company did not incur material costs subject to capitalization. During 1994 and 1995, the Company incurred and capitalized $530,350 and $154,129, respectively, of costs subject to capitalization. Amortization of these costs commenced in 1995 when the related product was released to customers. Amortization for 1995 was $98,500, based upon the ratio that current gross revenues bear to total estimated gross revenues, which was an amount greater than amortization on a straight-line method over the estimated economic life of the product of five years. Based upon current sales estimates, software costs are expected to be fully amortized in less than three years.


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

12.  SUBSEQUENT EVENTS


     (a) During February, 1996, the Company completed private placements of an aggregate of 282,846 shares of its common stock for net proceeds of $20,208,758 to a limited number of domestic individual and institutional investors.


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


     (b) Between June 28, 1996 and July 31, 1996, seven lawsuits were filed against the Company and certain other defendants, including, but not limited to the Company's officers and directors. Six of such actions were purportedly brought on behalf of similarly situated classes of defendants and were commenced in a United States District Court in either the State of New Hampshire or the Southern District of New York. the remaining action was filed derivatively, on behalf of the Company in the Chancery Court of the State of Delaware.

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


                                          PRESSTEK, INC.



Dated:  September 3, 1996                 By:  /s/ Robert E. Verrando
                                               -----------------------
                                                Robert E. Verrando
                                                President and Chief
                                                Operating Officer

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