Form 10-Q/A
period 1996-03-30
PRESSTEK INC /DE/
filed 1996-11-05
CIK 846876

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q/A
                         (Amendment No.2 to Form 10-Q)



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
                                           ============     ============      ============     ============



4.       INCOME TAXES



         The provision for income taxes in 1996 represents the charge in lieu of income taxes arising during the period from employee stock options, based upon the estimated effective income tax rate for the full fiscal year. The tax benefit related to such stock options has been credited to stockholders' equity. The financial statements for 1996, as originally reported, did not reflect this charge based upon an interpretation of applicable accounting rules that was subsequently determined to be incorrect and, accordingly, the financial statements have been restated. The effect of this restatement was to decrease net income by $770,000 ($.04 per share).


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

Item 2.           Management's Discussion and Analysis of Financial
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


Income Taxes


         The provision for income taxes in 1996 represents the charge in lieu of income taxes arising during the period from employee stock options, based upon the estimated effective income tax rate for the full fiscal year. The tax benefit related to such stock options has been credited to stockholders' equity. The financial statements for 1996, as originally reported, did not reflect this charge based upon an interpretation of applicable accounting rules that was subsequently determined to be incorrect and, accordingly, the financial statements have been restated. The effect of this restatement was to decrease net income by $770,000 ($.04 per share).


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



Dated: November 1, 1996


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