Form 10-Q
period 1996-09-28
PRESSTEK INC /DE/
filed 1996-11-12
CIK 846876

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 28, 1996


                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

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

YES   |X|           NO |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 25, 1996 there were 15,330,217 shares outstanding of the Registrant's common stock, $.01 par value per share.

                                 PRESSTEK, INC.

                                      INDEX



                                                                            PAGE

PART I       FINANCIAL INFORMATION

     Item 1  Financial Statements

             Balance Sheets as of September 28, 1996
             (unaudited) and December 30, 1995                                3

             Statements of Operations for the three
             and nine month periods ended September 28, 1996
             and September 30, 1995 (unaudited)                               4

             Statements of Cash Flows for the nine month periods ended September 28, 1996 and September 30, 1995
             (unaudited)                                                      5

             Notes to Financial Statements (unaudited)                        6

     Item 2  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   12

PART II      OTHER INFORMATION                                               17

     Item 1  Legal Proceedings

     Item 6  Exhibits and Reports on Form 8-K

Signatures                                                                   18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 PRESSTEK, INC.

                                 BALANCE SHEETS

                                                   September 28,    December 30,
                                                       1996            1995
                                                   ------------    ------------
                                                   (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                     $  8,469,179    $  3,628,021
     Marketable securities                            6,534,610       3,050,825
     Accounts receivable                             12,975,508       7,888,559
     Inventory                                        8,508,424       5,861,743
     Costs and estimated earnings in excess
       of billings on uncompleted contracts           1,716,008            --
     Other current assets                               405,912         350,031
                                                   ------------    ------------
         Total current assets                        38,609,641      20,779,179
                                                   ------------    ------------

PROPERTY, PLANT AND EQUIPMENT:
     Land                                             2,435,706            --
     Buildings under construction                       240,062            --
     Machinery and equipment                         10,436,693       5,659,211
     Furniture and fixtures                             562,630         372,889
     Leasehold improvements                           2,191,706       1,247,803
     Other                                               34,498          34,498
                                                   ------------    ------------
         Total                                       15,901,295       7,314,401
     Less accumulated depreciation
       and amortization                              (3,787,198)     (3,023,089)
                                                   ------------    ------------
         Property, plant and equipment, net          12,114,097       4,291,312
                                                   ------------    ------------

OTHER ASSETS:
     Goodwill, net                                    6,225,672            --
     Patent application costs and
       license rights, net                            1,564,761       1,012,147
     Software development costs, net                    671,015         585,980
     Other                                              162,500            --
                                                   ------------    ------------
       Total other assets                             8,623,948       1,598,127
                                                   ------------    ------------

         TOTAL                                     $ 59,347,686    $ 26,668,618
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                              $  4,361,477    $  2,392,846
     Accrued expenses                                 1,280,032       1,091,036
     Accrued salaries and employee benefits             471,592         458,300
                                                   ------------    ------------
         Total current liabilities                    6,113,101       3,942,182
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                       220,302            --
                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; authorized
       1,000,000 shares; no shares issued or
       outstanding                                         --              --
     Common stock, $.01 par value; authorized
       75,000,000 shares; issued and outstanding
       15,304,803 shares at September 28, 1996;
       14,765,300 shares at December 30, 1995           153,048         147,653
     Additional paid-in capital                      47,129,371      21,559,856
     Unrealized loss on investments
       available for sale, net                          (57,400)         (3,176)
     Retained earnings                                5,789,264       1,022,103
                                                   ------------    ------------
       Stockholders' equity                          53,014,283      22,726,436
                                                   ------------    ------------

         TOTAL                                     $ 59,347,686    $ 26,668,618
                                                   ============    ============


                        See notes to financial statements

                                 PRESSTEK, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months Ended                     Nine Months Ended
                                                             September 28      September 30        September 28        September 30
                                                                1996                1995              1996                 1995
                                                            -------------------------------        --------------------------------
REVENUES:
     Product sales                                         $  7,906,582        $  5,933,587        $ 23,359,224        $ 13,432,541
     Royalties and fees from licensees                        4,459,562           1,695,000          11,891,342           4,783,744
                                                           ------------        ------------        ------------        ------------
          Total revenues                                     12,366,144           7,628,587          35,250,566          18,216,285
                                                           ------------        ------------        ------------        ------------

COSTS AND EXPENSES:
     Cost of products sold                                    5,024,451           4,249,736          15,250,401           9,799,321
     Engineering and product development                      2,430,467           1,529,777           6,477,524           4,163,523
     Marketing                                                  514,120             408,035           1,695,910           1,361,971
     General and administrative                               1,711,410             552,635           4,468,041           1,822,673
                                                           ------------        ------------        ------------        ------------
          Total costs and expenses                            9,680,448           6,740,183          27,891,876          17,147,488
                                                           ------------        ------------        ------------        ------------

OTHER INCOME (EXPENSE):
     Dividend and interest                                      157,257              74,536             630,646             246,579
     Other, net                                                 (11,926)            (10,003)           (142,175)             (1,777)
                                                           ------------        ------------        ------------        ------------
          Total other income - net                              145,331              64,533             488,471             244,802
                                                           ------------        ------------        ------------        ------------

INCOME BEFORE INCOME TAXES                                    2,831,027             952,937           7,847,161           1,313,599

PROVISION FOR INCOME TAXES                                    1,000,000              81,000           3,080,000             105,000
                                                           ------------        ------------        ------------        ------------

NET INCOME                                                 $  1,831,027        $    871,937        $  4,767,161        $  1,208,599
                                                           ============        ============        ============        ============

WEIGHTED AVERAGE NUMBER
OF COMMON AND COMMON
EQUIVALENT SHARES                                            16,458,798          16,066,947          16,510,987          15,837,946
                                                           ============        ============        ============        ============

NET INCOME PER COMMON AND
COMMON EQUIVALENT SHARE                                    $        .11        $        .05        $        .29        $        .08
                                                           ============        ============        ============        ============




                        See notes to financial statements

                                 PRESSTEK, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 NINE MONTHS ENDED
                                                           September 28    September 30
                                                               1996            1995
                                                           ------------    ------------

CASH FLOWS - OPERATING ACTIVITIES:
     Net income                                            $  4,767,161    $  1,208,599
     Adjustments to reconcile net income to net
       cash provided by (used for) operating activities:
         Tax benefit related to employee stock options        2,972,000          76,000
         Depreciation and amortization                        1,348,591         668,413
         Provision for warranty and other costs                 493,518         322,500
         Other, net                                             226,141           1,777
     (Increase) decrease in:
         Accounts receivable                                 (5,027,733)     (2,203,951)
         Inventory                                           (2,814,781)     (2,251,694)
         Costs and estimated earnings in excess of
              billings on uncompleted contracts                (696,427)           --
         Other current assets                                   (25,828)        366,935
     Increase (decrease) in:
         Accounts payable and accrued expenses                1,613,072       1,069,707
         Accrued salaries and employee benefits                 (45,510)          9,722
         Billings in excess of costs and estimated
              earnings on uncompleted contracts                (687,325)           --
                                                           ------------    ------------
                 Net cash provided by (used for)
                    operating activities                      2,122,879        (731,992)
                                                           ------------    ------------

CASH FLOWS - INVESTING ACTIVITIES:
     Investment in subsidiary, net of cash acquired          (7,456,020)           --
     Purchases of property, plant and equipment              (8,325,028)     (1,407,767)
     Increase in other assets                                  (694,466)       (413,290)
     Proceeds from sale of equipment                             47,000          76,300
     Sales and maturities of marketable securities            3,500,000       2,159,119
     Purchases of marketable securities                      (6,956,117)           --
                                                           ------------    ------------
                 Net cash provided by (used for)
                     investing activities                   (19,884,631)        414,362
                                                           ------------    ------------

CASH FLOWS - FINANCING ACTIVITIES:
     Net proceeds from sale of common stock
         and warrants                                        22,602,910       1,522,544
                                                           ------------    ------------

INCREASE IN CASH AND CASH EQUIVALENTS                         4,841,158       1,204,914

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD               3,628,021       1,532,636
                                                           ------------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                  $  8,469,179    $  2,737,550
                                                           ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
     Income taxes paid                                     $     45,000    $     52,000
                                                           ============    ============

                        See notes to financial statements

                                 PRESSTEK, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 28, 1996


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

     During February 1996, the Company completed private placements of an aggregate of 282,846 shares of its common stock for net proceeds of $20,208,758 to a limited number of domestic individual and institutional investors.

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

     On June 19, 1995, the Company's Board of Directors determined to change its fiscal year from a calendar year ending December 31 to a fiscal year ending on the Saturday closest to December 31. Accordingly, the 1995 fiscal year ended on December 30, 1995, and the third quarters of 1996 and 1995 ended on September 28, 1996, and September 30, 1995 respectively.

     The results of operations for the third quarter ended September 28, 1996 may not be indicative of results of operations to be expected for the full year.

     The Company intends to disclose pro forma information pursuant to Statement
of  Financial   Accounting   Standard  No.  123,   "Accounting  for  Stock-Based
Compensation", in its 1996 annual financial statements.

2.   INVENTORY

     Inventory is valued at the lower of cost or market, with cost determined on the first-in, first-out method. At September 28, 1996 and December 30, 1995, inventory consisted of the following:


                                 September 28, 1996          December 30, 1995
                                 ------------------          -----------------

Raw materials                         $4,677,528                $3,476,713
Work in process                        3,157,873                 1,959,382
Finished goods                           673,023                   425,648
                                      ----------                ----------
       Total                          $8,508,424                $5,861,743
                                      ==========                ==========

3.   NET INCOME PER COMMON SHARE

     Net income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options and warrants. A summary of the calculations for the three and nine month periods ended September 28, 1996 and September 30, 1995 follows:


                                                        1996                                             1995
                                  ------------------------------------------------  -----------------------------------------------
                                       Three Months             Nine Months             Three Months             Nine Months
                                 -----------------------   -----------------------  ----------------------   ----------------------
                                                 Fully                    Fully                   Fully                     Fully
                                  Primary       Diluted     Primary      Diluted     Primary     Diluted      Primary      Diluted
                                 ----------   ----------   ----------   ----------  ----------  ----------   ----------  ----------
Net income                       $1,831,027   $1,831,027   $4,767,161   $4,767,161    $871,937    $871,937   $1,208,599  $1,208,599
                                 ==========   ==========   ==========   ==========  ==========  ==========   ==========  ==========

Weighted average common
  shares outstanding             15,295,181   15,295,181   15,309,019   15,309,019  14,605,296  14,643,585   14,515,090  14,643,585

Common equivalent shares from
  assumed  conversion of
  outstanding  options and
  warrants whose effect are not
  antidilutive on earnings
  per share                       1,572,989    1,576,656    1,568,322    1,568,322   1,919,111   1,919,111    1,864,861   1,914,111

Less shares assumed repurchased
  using the treasury method for
  calculation of net shares
  outstanding                      (409,372)    (346,102)    (366,354)    (286,044)   (457,640)   (457,460)    (542,005)   (471,965)
                                 ----------   ----------   ----------   ----------  ----------  ----------   ----------  ----------

Weighted average common and
  common equivalent shares
  outstanding                    16,458,798   16,525,735   16,510,987   16,591,297  16,066,947  16,105,236   15,837,946  16,085,731
                                 ==========   ==========   ==========   ==========  ==========  ==========   ==========  ==========

Net income per common and
  common equivalent share              $.11         $.11         $.29         $.29        $.05        $.05         $.08        $.08
                                 ==========   ==========   ==========   ==========  ==========  ==========   ==========  ==========


4. INCOME TAXES

     The provision for income taxes for the third quarter and first nine months of 1996 represents substantially the charge in lieu of income taxes arising during the periods relating to the tax effect of employee stock option deductions, based upon the estimated effective income tax rate for the full fiscal year. The tax benefit related to such stock options has been credited to stockholders' equity.

     The provision for income taxes for the third quarter and first nine months of 1995 represents substantially the charge in lieu of state income taxes arising during the periods relating to the tax effect of employee stock option deductions. No charge for federal income taxes was required due to the availability of federal net operating loss carryforwards for accounting purposes.

     As of September 28, 1996, the Company had net operating loss carryforwards totaling approximately $28,000,000 resulting from compensation deductions, for tax purposes, relative to stock option plans. To the extent net operating losses resulting from stock option plan compensation deductions become realizable, the benefit will be credited directly to additional paid in capital. The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company's common stock.

5. LEGAL PROCEEDINGS

     Between June 28, 1996 and September 9, 1996, eight lawsuits were filed against the Company and certain other defendants, including, but not limited to the Company's officers and directors. Seven of such actions, were purportedly brought on behalf of similarly situated classes of defendants and were commenced in a United States District Court in either the State of New Hampshire or the Southern District of New York. The remaining action was filed derivatively, on behalf of the Company in the Chancery Court of the State of Delaware.

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

6. SUBSEQUENT EVENTS

     On October 15, 1996, Presstek was notified that an arbitration panel of the International Chamber of Commerce issued its Award in the arbitration between Presstek and Agfa-Gevaert N.V. The Award directs Agfa to transfer to Presstek Agfa's U.S. Patent No. 5,378,580 including its underlying applications, return to Presstek all copies of confidential information that Presstek provided to Agfa, and pay Presstek's legal expenses in the arbitration in the amount of $769,140. The arbitrators rejected the request for affirmative relief sought by Agfa.

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

     On June 19, 1995, the Company's Board of Directors determined to change its fiscal year from a calendar year ending December 31 to a fiscal year ending on the Saturday closest to December 31. Accordingly, the 1995 fiscal year ended on December 30, 1995, and the third quarters of 1996 and 1995 ended on September 28, 1996 and September 30, 1995 respectively.

Revenues

     Revenues for the third quarter of 1996 totaled $12,366,000, an increase of $4,737,000 (62%) compared to $7,629,000 recorded for the third quarter of 1995. For the first nine months of 1996, revenues totaled $35,251,000, an increase of $17,035,000 (94%) compared to $18,216,000 for the same period in 1995. Product sales increased $1,973,000 and $9,926,000, respectively, comparing the three and nine month periods in 1996 with the same periods in 1995, primarily as a result of volume increases in sales by the Company of products to be used in the Quickmaster DI 46-4, as well as sales of the PEARLsetter, consumable printing plates and spare parts. Royalties and fees from licensees increased $2,765,000 and $7,107,000 respectively in the third quarter and first nine months of 1996 compared to the same periods in 1995, primarily as a result of increased royalties earned on product sales to Heidelberg and increased revenues earned for engineering services under the Company's agreements with Heidelberg and other customers.

Cost of Products Sold

     Costs of products sold for the third quarter and first nine months of 1996 totaled $5,024,000 and $15,250,000 compared to $4,250,000 and $9,799,000 for the same periods in 1995. These costs include materials, labor and overhead associated with product sales, as well as future warranty costs.

Engineering and Product Development

     Engineering and product development expenses for the third quarter and first nine months of 1996 totaled $2,430,000 and $6,478,000 compared to $1,530,000 and $4,164,000 for the same periods in 1995. The increases of $900,000 (59%) for the third quarter and $2,314,000 (56%) for the first nine months of 1996 resulted principally from increased expenditures for parts, supplies, labor, and contracted services related to the Company's PEARL technology, as well as other product development efforts.

Marketing

     Marketing expenses for the third quarter and first nine months of 1996 totaled $514,000 and $1,696,000 compared to $408,000 and $1,362,000 for the same periods in 1995. The increases for the third quarter and first nine months of 1996 of $106,000 (26%) and $334,000 (25%), respectively, related principally to increased expenditures for additional personnel and related costs, as well as promotional activities.

General and Administrative

     General and administrative expenses for the third quarter and first nine months of 1996 totaled $1,711,000 and $4,468,000 compared to $553,000 and
$1,823,000 for the same periods in 1995. The increases of $1,158,000 (209%) for the third quarter and $2,645,000 (145%) for the first nine months of 1996 related principally to increased expenditures for salaries and other costs required to conduct various general and administrative functions of the Company, including legal fees incurred in connection with certain legal proceedings and regulatory matters.

Dividend and Interest Income

     Dividend and interest income earned on the Company's cash and investments increased $82,000 for the third quarter and $384,000 for the first nine months principally as a result of the increased funds available for investment.

Income Taxes

     The provision for income taxes for the third quarter and first nine months of 1996 represents substantially the charge in lieu of income taxes arising during the periods relating to the tax effect of employee stock option deductions, based upon the estimated effective income tax rate for the full fiscal year. The tax benefit related to such stock options has been credited to stockholders' equity.

     The provision for income taxes for the third quarter and first nine months of 1995 represents substantially the charge in lieu of state income taxes arising during the periods relating to the tax effect of employee stock option deductions. No charge for federal income taxes was required due to the availability of federal net operating loss carryforwards for accounting purposes.

Net Income

     As a result of the foregoing, the Company had net income of $1,831,000 and $4,767,000 for the third quarter and first nine months of 1996, compared to net income of $872,000 and $1,209,000 for the same periods in 1995. Catalina did not have a material effect on net income for the third quarter or first nine months of 1996.

Liquidity and Capital Resources

     At September 28, 1996, the Company had working capital of $32,497,000, an increase of $15,660,000 as compared to working capital of $16,837,000 at December 30, 1995. This increase was primarily attributed to the proceeds from the issuances of common stock of $22,603,000, plus net income for the first nine months of 1996 of $4,767,000 offset by the Company's investment in Catalina, net of cash acquired, of $7,456,000 and additions to property, plant and equipment of $8,325,000.

     Net cash provided by operating activities of $2,123,000 for the nine months ended September 28, 1996, resulted primarily from net income from operations of $4,767,000, noncash items including the tax effect related to employee stock options, depreciation and amortization, and provision for warranty and other costs of $2,972,000, $1,349,000 and $494,000 respectively, an increase in accounts payable and accrued expenses of $1,613,000, offset by increases in accounts receivable, inventory, and costs and estimated earnings in excess of billings on uncompleted contracts of $5,028,000, $2,815,000, and $696,000, respectively, and by a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $687,000.

     Net cash used for investing activities of $19,885,000 for the first nine months ended September 28, 1996, resulted primarily from the Company's investment in Catalina, net of cash acquired, of $7,456,000, purchases of marketable securities net of maturities of $3,456,000, additions to property, plant and equipment used in the Company's business of $8,325,000 and increases in other assets of $694,000.

     Net cash provided by financing activities during the first nine months of 1996 totaled $22,603,000, which included the private placements of an aggregate of 282,846 shares of the Company's common stock for net proceeds of $20,209,000, and the sale of common stock incident to the exercise of various stock options.

     The Company's agreements with Heidelberg provide that during 1996 the Company will receive certain royalty payments and be reimbursed for certain engineering and development work provided to Heidelberg.

     The Company is currently constructing two new facilities; a 60,000 square foot facility in Tucson, Arizona for Catalina, and a 100,000 square foot manufacturing facility in Hudson, New Hampshire. The Hudson manufacturing facility is expected to accommodate the Company's new plate manufacturing operation, which will utilize a new vacuum deposition coating system currently being developed and built for the Company by Catalina, along with the necessary plate finishing and packaging equipment. The Company estimates that the total capital cost of these projects, including land purchases, to be approximately $28,000,000.

     During the first nine months of 1996, the Company expended approximately $2,400,000 for the land purchases and approximately $240,000 for the land improvements and construction of the new facilities. As of September 28, 1996, the Company had outstanding purchase commitments of approximately $4,200,000 with respect to the new facilities. In addition, during the first nine months of 1996, the Company expended approximately $4,300,000 for the new plate manufacturing and packaging equipment. As of September 28, 1996, the Company had outstanding purchase commitments of approximately $2,000,000 with respect to the plate manufacturing and packaging equipment.

     The Company is currently exploring various funding options with respect to financing the balance of the anticipated cost of completing its new facilities including, but not limited to, state industrial development revenue bonds and bank financing. There can be no assurance, however, that the Company can obtain financing necessary to complete construction on terms acceptable to it, or at all.

     In addition to the funds required to complete the construction of, and purchase of equipment for, its two new facilities, the Company may also require additional working capital by the second fiscal quarter of 1997 to fund anticipated increased production of Quickmaster DI kits.

     On October 15, 1996, Presstek was notified that an arbitration panel of the International Chamber of Commerce issued its Award in the arbitration between Presstek and Agfa-Gevaert N.V. The Award directs Agfa to transfer to Presstek Agfa's U.S. Patent No. 5,378,580 including its underlying applications, return to Presstek all copies of confidential information that Presstek provided to Agfa, and pay Presstek's legal expenses in the arbitration in the amount of $769,140. The arbitrators rejected the request for affirmative relief sought by Agfa.

Effect of Inflation

     Inflation has not had, and is not expected to have, a material impact upon the Company's operations.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     On September 9, 1996, a class action lawsuit was filed by Neil Fradin in the United States District Court, District of New Hampshire, against the Company, Richard Williams, Glenn DiBenedetto, Bert DePamphilis, Lawrence Howard, Robert Howard, Harold Sparks, Robert Verrando, and BDO Seidman, LLP. The plaintiff alleges that the defendants violated Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 (the "Exchange Act") and that the individual defendants violated Section 20(a) of the Exchange Act by issuing financial statements for the fiscal year ended December 30, 1995 and the fiscal quarter ended March 30, 1996 and corresponding financial press releases that overstated net income in the Statements of Operations for those periods as a result of the improper application of certain accounting principles relating to the tax benefits received upon exercise of certain stock options previously granted by the Company. The plaintiff seeks unspecified damages and reimbursement of the plaintiff's costs and expenses incurred in connection with the action.

     On October 15, 1996, Presstek was notified that an arbitration panel of the International Chamber of Commerce issued its Award in the arbitration between Presstek and Agfa-Gevaert N.V. The Award directs Agfa to transfer to Presstek Agfa's U.S. Patent No. 5,378,580 including its underlying applications, return to Presstek all copies of confidential information that Presstek provided to Agfa, and pay Presstek's legal expenses in the arbitration in the amount of $769,140. The arbitrators rejected the request for affirmative relief sought by Agfa.

Item 6.   Exhibits and Reports on Form 8-K.

(a) Exhibit 27. Financial Data Schedule

     (b) During the fiscal quarter ended September 28, 1996, the Company filed an amendment dated September 3, 1996 to its Form 8-K relating to its acquisition of Catalina Coatings, Inc. ("Catalina") on February 15, 1996. The amended Form 8-K contained the audited financial statements of Catalina for its three fiscal years ended December 31, 1995 as well as certain pro forma financial information required by Item 7 of Form 8-K. During the fiscal quarter, the Company also filed a Form 8-K under Item 5 of Form 8-K to disclose the commencement of certain legal actions against the Company and its officers and directors.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 12, 1996



                                             PRESSTEK, INC.
                                             (Registrant)



                                             By:      /s/ Richard A. Williams
                                                      --------------------------
                                                      Richard A. Williams
                                                      Chief Executive Officer
                                                      (Duly Authorized Officer)

                                             By:      /s/ Glenn J. DiBenedetto
                                                      --------------------------
                                                      Glenn J. DiBenedetto
                                                      Chief Financial Officer
                                                      (Principal Financial and
                                                       Accounting Officer)