Form 10-K/A
period 1995-12-31
PRESSTEK INC /DE/
filed 1996-12-06
CIK 846876

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                         (Amendment No. 3 to Form 10-K)

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

                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 12, 1996 was approximately $1,279,000,000.

As of March 12, 1996 there were 15,074,246 shares of the registrant's Common Stock outstanding.

                    Documents Incorporated by Reference: None

                                     PART I


Item 3. Legal Proceedings.

     In April 1995 the Company commenced an action against Agfa-Gevaert, N.V. ("Agfa") in the U.S. District Court for the District of New Hampshire alleging that Agfa violated provisions of a confidentiality agreement and a manufacturing agreement (the "Manufacturing Agreement") between the parties and misappropriated certain trade secrets of the Company. In June 1995, Agfa commenced an arbitration proceeding against the Company in the International Chamber of Commerce in which it sought arbitration of the disputes between the parties arising from the Manufacturing Agreement and also sought to have the trade secret issues determined in arbitration. In its request for arbitration Agfa, among other things, charged the Company with breaches of the Manufacturing Agreement, good faith and fair dealing, and sought damages in an amount alleged to be $2,000,000.

     On October 15, 1996, the Company was notified that an arbitration panel of the International Chamber of Commerce issued its Award in the arbitration between the Company and Agfa. The Award directs Agfa to transfer to the Company Agfa's U.S. Patent No. 5,378,580 including its underlying applications, return to the Company all copies of confidential information that the Company provided to Agfa, and pay the Company's legal expenses in the arbitration in the amount of $769,140. Agfa has complied with the financial terms of the Award and has assigned to the Company the foregoing patent and underlying applications. Agfa has agreed to return to the Company the confidential material as required by the Award. The arbitrators rejected the request for affirmative relief sought by Agfa.

     The Company has been advised that the Securities and Exchange Commission (the "Commission") has entered a formal order of private investigation with respect to certain activities by certain unnamed persons and entities in connection with the securities of the Company. In that connection, the Company has received subpoenas duces tecum requesting it to produce certain documents and certain of its officers, directors and employees have recceived subpoenas requesting them to give testimony before the staff of the Commission and the Company and said officers, directors and employees have complied with the requests. The Company has not been advised by the Staff of the Commission that the Staff intends to recommend to the Commission that it initiate a proceeding against the Company in connection with the foregoing investigation.

     On June 28, 1996 Tonia Alfonso and Dick Ruestman filed a class action lawsuit in the United States District Court, District of New Hampshire, against the Company, Robert Howard and Lawrence Howard, who are both directors of the Company, Richard Williams and Robert Verrando, who are both officers and directors of the Company, Cabot Heritage Corp.,("Heritage"), Cabot Market Letter ("Market"), Carlton Lutts, Timothy Lutts and Robert Lutts (Carlton Lutts, Timothy Lutts and Robert Lutts are sometimes hereinafter collectively referred to as the "Lutts Defendants") and Cabot Money Management ("CabotMM"). The plaintiffs allege that the defendants engaged in a plan and scheme and unlawful courses of conduct to artificially inflate, maintain and otherwise manipulate the value of the Company's common stock in order to cause individual defendants to profit from their sales of the Company's common stock and to induce plaintiffs' and other members of the purported class to purchase securities of the Company at artificially inflated prices. The plaintiffs also allege that (i) all defendants except CabotMM violated Section 10(b) ("Sect. 10(b)") of the Securities Exchange Act of 1934, (the "Exchange Act") and Rule 10b-5 ("Rule 10b-5") promulgated thereunder, (ii) that all individual defendants and Heritage violated Section 20(a) ("Sect. 20(a)") of the Exchange Act and (iii) that all defendants except CabotMM committed common law fraud and deceit. The basis for the action against the Company and its officers and directors include, among other things, the Company's alleged issuance of false and misleading reports or failure to disclose material facts including a misstatement of earnings in the Company's financial statements for the quarter ended March 30, 1996, the failure to disclose to the public certain alleged adverse information concerning the Company's patents and its proprietary technology including that certain United States patents previously issued to the Company were the subject of a reexamination or reissuance procedure by the U.S. Patent Office and that the Company was facing formidable competition as a result of technological advances made by other companies and the failure to disclose that the investigation into trading in the securities of the Company being conducted by the Securities and Exchange Commission (the "SEC Investigation") included the service of a subpoena upon the Lutts Defendants. The plaintiffs also allege that the Company conspired with the Lutts Defendants to have false reports issued about the Company in order to drive up the market price of the Company's common stock. The plaintiffs seek unspecified compensatory damages, attorney and accountant fees and other costs and expenses incurred by the plaintiffs in connection with the action and the imposition of a constructive trust on, and disgorgement of, profits made by defendants who were allegedly unjustly enriched as a result of the purported artificial inflation of the Company's common stock.

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

     On July 9, 1996 Sidney Gellman and Robert Ehrenreich filed a class action lawsuit in the United States District Court, District of New Hampshire, against the Company and Robert Verrando, Richard Williams, Robert Howard, Lawrence Howard, Glenn DiBenedetto, Bert DePamphilis, Frank Pensavecchia, the Company's Senior V.P.-Engineering, Harold Sparks and John Dreyer (a director of the Company), the Lutts Defendants, Heritage and CabotMM. The plaintiffs' allege that the Company and the individual officers and directors named as defendants violated Sect. 10(b) and Rule 10b-5, that the individual officer and director defendants and CabotMM violated Sect. 20(a) and committed acts of common law negligent misrepresentation and fraud by causing an artificial inflation in the price of the Company's common stock and helping maintain such increase at a time when certain of the Company's officers and directors were selling such stock by, among other things, failing to adequately disclose certain alleged adverse information concerning certain Company patents and its proprietary technology, failing to timely disclose claims made against the Company by Agfa-Gevaert, N.V. in an arbitration proceeding, failing to disclose stock sales by certain of the defendants at alleged artificially increased prices while they were in possession of material non-public information concerning the Company, issuing a misleading financial statement that overstated earnings for the quarter ended March 30, 1996 and failing to adequately disclose the scope of the SEC Investigation. The plaintiffs also allege that the Lutts Defendants, Heritage and CabotMM violated Sect. 10b and Rule 10b-5. The plaintiffs' seek unspecified compensatory damages and reimbursement for costs and expenses incurred in connection with the action.

     On July 10, 1996 Joseph C. Barton filed a class action lawsuit in the United States District Court, Southern District of New York against the Company, Robert Howard, Lawrence Howard, Richard Williams, Robert Verrando, Glenn DiBenedetto, Frank Pensavecchia, Harold Sparks, Bert DePamphilis, Market, CabotMM, Heritage and Carlton Lutts. The plaintiff alleges that the defendants violated Sect. 10(b) and Rule 10b-5 and Sect. 20(a) by issuing false and misleading information concerning the Company's financial results for its quarter ended March 30, 1996, and by failing to disclose that the SEC had broadened the scope of the SEC Investigation and that adverse competitive factors undermined the Company's PEARL(R) technology. The plaintiff also claims that certain of the defendants sold shares of the Company's common stock at artificially high prices while in possession of material non-public information regarding the Company. The plaintiff is seeking to recover unspecified compensatory damages together with interest, costs of the action and such other extraordinary, equitable and/or injunctive relief as permitted by law or equity.

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

     On July 16, 1996 Richard Strauss commenced a derivative suit on behalf of the Company in the Court of Chancery of the State of Delaware, New Castle County, against Robert Howard, Lawrence Howard, Richard Williams, Robert Verrando, Bert DePamphilis and Harold Sparks. The plaintiff alleges that the defendants breached the fiduciary duties they each owed to the Company and its other shareholders and wasted corporate assets by making false and misleading statements of fact or concealing material facts concerning the viability of the Company's "key" patent and its proprietary interest in its PEARL(R) technology, its failure to properly disclose the scope of the SEC Investigation, and its misstatement of its financial results for the first quarter of 1996, and that they used this information for their personal use by selling common stock of the Company at artificially inflated prices. The plaintiff also alleges that these actions by the defendants resulted in breaches of Sect. 10(b) and Rule 10b-5 which resulted in other lawsuits being commenced against the Company which will require the Company to expend resources to defend. The plaintiff seeks to recover against the defendants, on behalf of the Company, unspecified damages allegedly sustained by the Company as a result of the defendants' alleged breaches of fiduciary duty, a return to the Company of all salaries and the value of other remuneration paid to the defendants by the Company during the time they were in breach of their fiduciary duties, an accounting of and/or constructive trust on the proceeds of defendants' trading activities in the Company's common stock and recovery of costs and disbursements of the action.

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

     On September 9, 1996, a class action lawsuit was filed by Neil Fradin in the United States District Court, District of New Hampshire, against the Company, Richard Williams, Glenn DiBenedetto, Bert DePamphilis, Lawrence Howard, Robert Howard, Harold Sparks, Robert Verrando and BDO Seidman, LLP. The plaintiff alleges that the defendants violated Sect. 10(b) and Rule 10b-5 and that the individual defendants violated Sect.

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


     The Company believes that the allegations against it and its officers and directors alleged in the foregoing eight actions are without merit and the Company intends to vigorously defend all such actions. However, the outcome of any litigation is subject to uncertainty and a successful claim against the Company, in any of the foregoing actions, could have a material adverse effect on the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     PRESSTEK, INC.


Dated: December 5, 1996                              By:  /s/ Robert E. Verrando
                                                          ----------------------
                                                          Robert E. Verrando
                                                          President and Chief
                                                          Operating Officer