Form 10-K/A
period 1995-12-30
PRESSTEK INC /DE/
filed 1996-12-18
CIK 846876

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A



                          Amendment No. 4 to Form 10-K




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

     The Company has been advised that the Securities and Exchange Commission (the "Commission") has entered a formal order of private investigation with respect to certain activities by certain unnamed persons and entities in connection with the securities of the Company. In that connection, the Company has received subpoenas duces tecum requesting it to produce certain documents and certain of its officers, directors and employees have received subpoenas requesting them to give testimony before the staff of the Commission and the Company and said officers, directors and employees have complied with the requests. The Company has not been advised by the Staff of the Commission that the Staff intends to recommend to the Commission that it initiate a proceeding against the Company in connection with the foregoing investigation.

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


     The purported class action brought by Joseph Barton in New York was transferred to the District of New Hampshire where it will be consolidated with the six purported class actions initially commenced in New Hampshire identified above by order of the Judicial Panel on Multi-District Litigation dated December 9, 1996.

     The Company intends to vigorously defend all of the foregoing eight actions. However, the outcome of any litigation is subject to uncertainty and a successful claim against the Company, in any of the foregoing actions, could have a material adverse effect on the Company.




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

Year Ended                            High                        Low
December 31, 1994                     ----                        ---
-----------------

First Quarter                       $14 5/8                     $10 5/8

Second Quarter                         13                        7 3/8

Third Quarter                          25                        12 3/4

Fourth Quarter                       25 7/8                        16



Year Ended
December 31, 1995
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

                                Summary Compensation Table

                                                              Long-Term
                                              Annual         Compensation
                                           Compensation        Awards
                                                             Securities
Name and Principal                            Salary         Underlying
     Position                    Year           ($)          Options (#)
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

                  Aggregated Option Exercises for Fiscal Year-Ended December 30, 1995
                                   and Fiscal Year-End Option Values


                                                        Number of Securities Underlying       Value of Unexercised
                                                             Unexercised Options              In-the-Money Options
                                                             at December 30, 1995            at December 30, 1995*
                                                             --------------------            ---------------------
                            Shares Acquired    Value
Name                          on Exercise    Realized+    Exercisable      Unexercisable    Exercisable    Unexercisable
----                          -----------    ---------    -----------      -------------    -----------    -------------
Richard A. Williams             62,500       $2,331,063     146,250             18,750      $12,585,187       $1,480,313
Robert E. Verrando                   -                -      20,000             80,000       $1,500,000       $6,000,000
Frank G. Pensavecchia           15,000         $747,500      88,750             18,750      $ 8,897,062       $1,480,313

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

                                 Amount and Nature            Percentage
     Name of                       of Beneficial            of Outstanding
Beneficial Owner (1)               Ownership (2)             Shares Owned
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

Exhibit
Number            Description
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

10(r)             1991 Stock Option Plan.*

10(s)             1994 Stock Option Plan.+

10(t)             Non Employee Director Stock Option Plan.+

10(u) Lease dated as of May 9, 1994, as amended, relating to facilities located at 9 Commercial
                  Street, Hudson, New Hampshire.+


23(a)             Consent of BDO Seidman LLP.***

23(b)             Consent of Deloitte & Touche LLP.***



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

                                                         PRESSTEK, INC.

                                                         SCHEDULE II
                                                VALUATION AND QUALIFYING ACCOUNTS


                                                                        Charged to
                                       Balance at      Charged to         Other         Changes           Balance
                                       Beginning       Costs and         Account -    Add (Deduct) -      at End
Year     Description                    of Year         Expenses         Describe       Describe          of Year
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


                                          PRESSTEK, INC.




Dated:  December 17, 1996                 By:  /s/ Robert E. Verrando
                                               -----------------------
                                                Robert E. Verrando
                                                President and Chief
                                                Operating Officer