Form 10-K
period 1996-12-28
PRESSTEK INC /DE/
filed 1997-03-31
CIK 846876

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 28, 1996

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
     _______________.

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

              8-9 Commercial Street, Hudson, New Hampshire 03051
           (Address of principal executive offices including zip code)

Registrant's telephone number, including area code:  (603) 595-7000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The  aggregate   market  value  of  the   registrant's   Common  Stock  held  by
non-affiliates of the registrant as of February 28, 1997, was approximately $640,000,000.

As of February 28, 1997, there were 15,393,996 shares of the registrant's Common Stock outstanding.

                    Documents Incorporated by Reference: None

                                     PART I

Item 1.  Business.

Set forth below is a glossary of certain terms used in this report:

A2(4-up) a printing term referring to a standard paper size capable of printing four 8.5" x 11" pages on a sheet of paper

A3(2-up) a printing term referring to a standard paper size capable of printing two 8.5" x 11" pages on a sheet of paper

Ablation a controlled detachment/vaporization caused by a thermal event. This process is used during the imaging of the Company's PEARL(R) consumables

Bitmap a rasterized computer file containing picture elements that define whether to image or not, a map of laser sites

Color               a printing industry classification denoting prepress
service bureaus     functions


Commercial          a printing industry classification denoting print providers
printers            offering general printing services


Computer-to-plate   a general term referring to the exposure of
(direct-to-plate)   lithographic plate material from a digital database,
                    off-press

Dampening solution  traditional  lithographic  printing  chemical bath used to coat the non-image areas of a printing plate

Direct Imaging (DI) Digital Imaging systems that allow image carriers
technologies        (film and plates) to be imaged from a digital
                    database, on-and off-press

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

GTO-DI the first generation of Direct Imaging, waterless presses available in two, four and five printing station configuration, a joint effort between Heidelberg and Presstek

Heidelberg          Heidelberger Druckmaschinen AG, the world's largest printing press manufacturer, headquartered in Heidelberg, Germany

Imagesetter         a graphic arts term referring to digital exposure of an
                    image carrier, most often used when referring to film

Imposition          a graphic arts term referring to the positioning of pages on a press sheet to ensure the correct order after the printed sheet is folded and trimmed

Infrared lying outside of the visible spectrum at its red-end longer wavelengths; used in the Company's thermal imaging process

Ink density         a numerical reading from a densitometer (light measuring
                    tool) used to determine the proper ink coating on a printed sheet

Large format        a printing term referring to printing layouts that
                    include four or more pages on a single sheet of paper

Lithographic        printing from a single plane surface under the principle
                    that image area carries ink and the nonimage area does not, and that ink and water do not mix

On-demand           a manufacturing philosophy when applied to printing provides faster service, shorter run lengths and less inventory

PEARL(R) the name associated with Presstek's current laser imaging technologies and related products and consumables

PEARL Imaging       the Presstek components required to convert a conventional
systems             printing press into a Direct Imaging press, including laser diode arrays, computers, electronics

PEARLsetter(TM)     the Company's product line of computer-to-plate, off-press plate making equipment

Photosensitive      silver halide emulsions exposed by a reaction to light
                    requiring a subsequent chemical development and stabilization process

Platemaking         the process of applying a printable image to a printing
                    plate

PostScript(R)       a page description programming language developed by Adobe
                    Systems, Inc., a defacto standard in the printing industry

Prepress graphic arts operations and methodologies that occur prior to the printing process; typically these include photography, scanning, image assembly, exposure of image carriers (film and/or plate), proofing

Quickmaster 46-4;   the second generation of Direct Imaging, waterless
Quickmaster DI      presses, highly automated with roll-fed PEARL plate
                    material, a joint effort between Heidelberg and Presstek

Semiconductor       a high-powered, infrared imaging technology employed in
laser diode         the PEARL imaging system

Separations         the division of hues into discrete images with the standard method being four-color process separations of cyan, magenta, yellow and black

Short-run           a graphic arts classification used to denote an
markets/printing    emerging trend for lower print quantities

Spark Discharge     the Company's first Direct Imaging technology in
Technology          which a proprietary printing plate was
                    imaged by means of discharging an electrical spark

Subtractive primary Yellow, magenta and cyan; the hues used for
colors              process color printing inks

Thermally-based     a method of digitally exposing a material via the heat
                    generated from a laser beam

Vapor disposition   a technology to accurately, uniformly coat substrates
process             in a controlled environment

Waterless           a lithographic printing method that uses dry offset printing plates and inks thus it does not require a dampening system

General

     Presstek, Inc. (the "Company" or "Presstek"), which was incorporated in the State of Delaware in September 1987, continues to further develop and market its proprietary, digital imaging technologies and system architectures, and non-photographic consumables (the "Direct Imaging" technologies) primarily to the graphic arts and related imaging industries. The Company's current Direct Imaging technologies, referred to as PEARL, permit the direct digital imaging of the Company's printing plates and films which eliminates the need for photosensitive  materials  and the  hazardous  waste  by-products  and effluents usually associated with these processes. The Company's system accepts PostScript(R)(1) compatible files from digitally based electronic prepress systems and images the color separated pages directly onto the Company's proprietary thermal imaging based consumables.

     PEARL is a high resolution, high powered semiconductor laser diode imaging technology and is the result of significant past development efforts by the Company. The Company believes that PEARL represents a technological breakthrough for the worldwide printing and publishing industry and has several applications for it and its consumables in the graphic arts industry: a printing press (the "Direct Imaging Printing Press") and a stand-alone computer-to-plate imaging device (the "PEARLsetter"), both of which incorporate the Company's PEARL Direct Imaging technologies. PEARL uses its precision, high powered semiconductor laser diode to ablate, or remove the materials from the surface of the Company's plates to produce precisely positioned

----------
(1)   PostScript is a registered trademark of Adobe Systems, Inc.

and formed laser dots at resolutions up to 2540 dots per inch. When these laser dots are combined by the Company's proprietary system (software, firmware and hardware) they form printers' dots from which high quality, lithographic color print images are printed. The graphic arts industry recognizes that the automation and simplification of the color printing process resulting from the use of these types of computer direct-to-plate and direct-to-press devices will provide significant reductions in the time and cost of multi-color lithographic printing. Therefore, the Company believes the graphic arts industry will move with ever increasing speed towards computer-to-plate imaging devices and computer-to-press printing systems. The Company also believes that its PEARL laser ablation imaging technology's ability to produce high quality printed materials, with freedom from the environmental concerns found in traditional chemically based imaging methods, represents a breakthrough in the expanding market for computer-to-plate/press products. As a result, the Company believes its past investments in its proprietary PEARL Direct Imaging technologies and its years of experience in developing digital imaging systems (software, firmware and hardware) places the Company in a significant position in the markets it has chosen to serve.

Strategic Alliances/Proposed New Products

     The Company continues to pursue a strategy based on alliances and relationships with major corporations in the graphic arts and other industries encompassing licensing, product development and commercialization, manufacturing, marketing, distribution, sales and services. The Company and Heidelberger Druckmaschinen AG ("Heidelberg"), the world's largest manufacturer of printing presses and printing equipment, based in Germany, jointly developed the first Heidelberg Direct Imaging Printing Press (the "GTO-DI") and its successor, the four color, fully automated lithographic press, the Quickmaster DI 46-4 ("Quickmaster DI") to take full advantage of the Company's improved implementation of its Direct Imaging technologies. The Quickmaster DI press, which was introduced by Heidelberg in May 1995 to replace the GTO-DI (which is no longer being produced), has a smaller "footprint" than existing four color presses and employs the Company's automatic plate changing cylinder which eliminates the need for manually changing plates between jobs. This press also contains other features which will result in reduced costs per printed page and contains or employs nine of the Company's patented technologies, some of which have been licensed to Heidelberg. The Company believes that the Quickmaster-DI will be able to compete on jobs requiring as few as 200 sheets per job, while also being able to produce runs in excess of 20,000 sheets at a cost that cannot be equalled by any existing "on demand" four color printing system. Both Heidelberg and the Company believe the Quickmaster-DI will greatly expand the use of the Company's Direct Imaging technologies and allow a broad cross section of the graphic arts market to experience the productivity and lower cost benefits of direct-to-press digital, high quality lithographic printing. The Company also has an agreement with the Adast-Adamov Company, a manufacturer of offset lithographic presses. This agreement has resulted in the use of Company's Direct Imaging technologies on a larger format (19" x 26") multicolor press. The Company believes the availability of a larger format Direct Imaging press will provide a greater number of market applications and will strengthen the Company's position in the direct-to-press market. The Company is currently pursuing additional strategic relationships and/or arrangements focused on the use of the Company's Direct Imaging technologies for a broader array of applications. In addition, Nilpeter A/S of Denmark has announced the introduction of an offset label press that utilizes the Company's technology. Moreover, other systems are under development which will use the Company's imaging and plate technology in a broader range of printing applications.

Background

     The Company believes thermally based computer-to-press imaging devices and computer-to-plate offline imaging systems, free of the environmental concerns that are found in photo chemically based imaging systems, will eventually become the preferred method for providing printing plates in the graphic arts industry. The most current and widely used method for producing color printing plates for the full-color printing process employs computers, which output PostScript files to a film imaging device, known as a film recorder, or imagesetter. The film recorder is used to expose four pieces of film, each representing a corresponding color separation for yellow, cyan, magenta and black, the subtractive primary colors used in combination to produce process color printing. Each of these unprocessed films must then be developed utilizing photographic chemical developing systems which generate waste effluents that are difficult to dispose of in an environmentally sound manner. The four processed films are then delivered to the printer for imposition, platemaking, and printing. Imposition is a costly, time and labor intensive process preceding platemaking, in which all of the image elements required to maximize the available imaging area of the plate are manually assembled to make the most efficient use of the plate material. Once the components of the press sheet are imposed for each of the four separations, each is then exposed onto separate plates, typically using ultra-violet light sources and vacuum frames to hold the imposed image tightly against the plate material during its exposure cycle. To produce the final printing plates, the exposed plates must then go through a chemical development process similar to that which is used to develop the separation films. This process also produces chemical wastes which must be disposed of in an environmentally sound manner at an ever increasing cost to the printer. The printer then brings the plates to the press, mounts the plates on the press, registers or precisely aligns all four plates one to another, adjusts the ink density and settings, and then begins the actual printing process on the press. The complex nature of color printing utilizing a conventional press is such that the quality of the printed materials are very dependent on the press operators performing these highly skilled functions.

     In response to perceived market opportunities for more time and cost-effective color printing (an opportunity that would encompass taking better advantage of the growing use of PostScript based digital prepress systems; one that would be less reliant on operator skills and that would be free from chemical processes and environmental concerns), the Company undertook development of its proprietary Direct Imaging technologies.

     The original implementation of the Company's Direct Imaging technologies employed a complex system of software and hardware. This first generation process imaged or etched the Company's proprietary printing plates by means of discharging an electrical spark (the "spark discharge" technology). In 1992, the Company began shipping to Heidelberg spark discharge based Direct Imaging systems for integration into GTO presses.

     In response to the market's demand for higher quality printed materials, even in the short-run markets, the Company developed its high resolution semiconductor laser diode based imaging technology, PEARL, which it introduced in 1993. This second generation technology is based on the same concept as the spark discharge technology except that it employs the use of an infrared semiconductor laser in place of the spark discharge. This second generation PEARL technology completely replaced the Company's prior spark discharge technology.

     The GTO-DI was reintroduced by Heidelberg with PEARL in September 1993. The Company began shipping initial systems necessary to install the PEARL Imaging System on the GTO-DI to Heidelberg in September 1993, with full production commencing in February 1994. The GTO-DI has been replaced by the Quickmaster DI which uses the Company's third generation of its Direct Imaging technologies.

     The Company believes the radically different press design of the Quickmaster-DI, in concert with the Company's third generation of Direct Imaging technologies targeted towards the growing short run process color print market has been well received by the print industry. The Quickmaster DI won the 1995 Intertech New Technology Award and in February 1996 two Seybold Editors' Awards. One award was made to the Company for it PEARL Direct Imaging technologies and one to Heidelberg for the Quickmaster DI. The Company also received the National Association of Printers and Lithographers Award for the contribution its Direct Imaging technologies have made to the printing industry.

The Company's PEARL Direct Imaging Technology System and Consumables

     The Company's PEARL Direct Imaging technology is part of the PEARL imaging system for producing imaged color printing plates and nonphotosensitive films in a simple one-step process (the "PEARL Imaging System"). The primary elements of the PEARL Imaging System are:

          (i) DI Server Computer - which accepts, stores and allows for viewing the bitmapped files of the digital page and then transmits that data to implement the imaging function. The DI Server consists of either a Pentium(R)(2) or a DEC Alpha(R)(3) based computer, image capture software, viewing software and memory.

          (ii) The Imaging Computer - communicates with the DI Server to receive, store and implement the imaging function.

          (iii) Imaging heads - consist of the semi-conductor laser diodes and drivers, lens assembly, precision carriage assembly and related systems.

          (iv) Consumables - consist of wet and/or dry aluminum based printing plates and wet and dry polyester based printing plates.

The Direct Imaging Press

     The Direct Imaging Printing Press automates or eliminates most of the intermediate processes and steps necessary for full color printing, including many of the highly skilled functions required to prepare the press. The plates are imaged in register directly on the press. After the plates are wiped either automatically or manually, an operator can begin the printing process. The use of dry offset plates in the printing process eliminates the need for a chemical dampening solution and its required water balancing. Proper ink density is automatically pre-set by the computer. The Company and its licensees typically jointly develop and/or work together on the development of the press. The Company, as more fully described below, supplies hardware components and subassemblies and software necessary for installation of PEARL Imaging systems into two, four and five color presses. The advantages and features of the Direct Imaging presses include:

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

----------
(2)  Pentium is a registered trademark of Intel Corp.

(3)  Alpha is a registered trademark of Digital Equipment Corporation.

     o the imaged plates are waterless, therefore eliminating the need of the chemical dampening solution and its required balancing; and

     o automatic pre-setting of the ink keys from the bitmap already resident in the computer.

     As a result, process color offset lithographic printing can be produced with fewer complex steps and at a lower cost than in the case of other conventional color printing methods. The time savings in producing four-color work would permit a printer to perform a greater number of printing jobs per day more cost effectively with less waste.

     Further, by accepting the digital data directly from a prepress page layout system, the user of a press equipped with the Company's Direct Imaging technology benefits from the efficiency and cost advantages of electronic page make up and, by extending the use of digital data to the printing process, permits a closure of the digital loop in the production of color printing.

     The Company believes that its PEARL based Direct Imaging computer-to-press technology with PEARL has been well received by the industry. By the end of 1996, the Company had shipped 330 of its PEARL Imaging systems for Heidelberg's Quickmaster DI presses, 115 of which were shipped in 1995.

Presstek Consumables

     The Company has and continues to develop its proprietary, thermally based consumables that are imaged by its PEARL semiconductor laser diode imaging technology. As part of the PEARL laser diode development process, the Company has increased the number, types and functional characteristics of its consumable products. These consumables currently include a polyester based dry printing plate, an aluminum based dry printing plate, and an aluminum based wet printing plate. There are additional consumable products in various stages of development which may, in the future, provide new sources of consumable revenues.

     The Company has developed and is currently having manufactured by Rexam Industries Corp ("Rexam"), a custom maker of precision films based in North Carolina, both the polyester-based and aluminum-based dry and wet offset printing plates. The Company believes that wet offset plates imaged by its PEARL Direct Imaging technology have applications for use on the large installed base of existing printing presses. This population of printing presses operates with a dampening system which requires wet offset printing plates. Although the Company believes that it can complete the development and commercialization of the polyester and aluminum based wet offset printing plates and other consumable products, there can be no assurance that it can do so.

     The Company, realizing that sources for the Company's requirements for current and new PEARL consumables, plates and films, would have to be found, in February 1996 acquired 90% of the outstanding Common Stock (the "Purchased Shares") of Catalina Coatings, Inc. ("Catalina"), an Arizona corporation engaged in the development, manufacture, and sale of vacuum deposition coating equipment and the licensing and sublicensing of patent rights with respect to a vapor deposition process to coat moving webs of materials at high speeds. The aggregate consideration paid by the Company pursuant to the stock purchase agreement was $8,400,000, of which $8,200,000 represented the purchase price of the Purchased Shares and $200,000 represented consideration for the non-competition and confidentiality covenants of two of the principal shareholders of Catalina who sold their shares to the Company.

     Catalina, which operates as a subsidiary of the Company, is developing and manufacturing the equipment the Company believes it will require to manufacture its PEARL thermal printing plates in a more cost effective manner than using currently available conventional technology. In September 1996, the Company began construction of a new 100,000 square foot consumables manufacturing facility located on a 60 acre site in Hudson, New Hampshire, approximately four miles from the Company's existing offices. This new building will house the Company's first Catalina manufactured thin film vacuum coating system along with other manufacturing equipment needed to produce all or part of the Company's thermal plate consumables products. The Company has already installed plate converting and finishing equipment in its recently leased 33,200 square foot facilities located in Hudson, New Hampshire. Even if the Company commences manufacturing of PEARL thermal printing plates, it may still need to enter into manufacturing arrangements with third parties. The Company is currently engaged in discussions with certain other parties relating to entering into strategic alliances, arrangements or relationships with respect to the manufacture and/or the distribution of the Company's PEARL consumables. There can be no assurance that the Company will be able to enter into any arrangements for the manufacturing of its consumables, or that such arrangements will result in successful commercial products. Additionally, there can be no assurance that the Company through Catalina will be able to successfully complete the development and undertake the manufacture of the PEARL consumables.

Direct Imaging Printing Press

     In January 1991, the Company entered into a master agreement (the "Master Agreement"), a technology license agreement (the "Technology License") and a supply agreement (the "Supply Agreement") (the foregoing agreements being sometimes collectively referred to herein as the "Heidelberg Agreements") with Heidelberg. These relate to the integration of the Direct Imaging technology into various presses manufactured by Heidelberg (the "Heidelberg Presses") and the manufacture of components for and the commercialization of such presses.

     Pursuant to the Heidelberg Agreements, the Company granted Heidelberg certain exclusive rights, for use of the Direct Imaging technology for the Quickmaster DI format size. In consideration for such rights, Heidelberg agreed to pay to the Company royalties on the net sales prices of various specified types of Heidelberg Presses.

     The Heidelberg Agreements and amendments further provide for the Company to supply Direct Imaging systems to Heidelberg at specified rates. The terms of the Heidelberg agreements are for periods ending in December 2011 in the case of each of the Master Agreement and Technology License. The Supply Agreement which related primarily to the GTO-DI, which is no longer manufactured, expired December 1995. The Heidelberg Agreements also contain, among other things, certain early termination provisions and extension provisions.

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

     The Company also granted Heidelberg a forty-five month exclusive license expiring in January 1997 for the manufacture and sale of the Quickmaster DI which uses PEARL technology. After the initial forty-five month period, Heidelberg's rights remain exclusive subject to the Company's right to terminate such exclusivity on three months' written notice to Heidelberg. Certain other modifications have been made to certain exclusive arrangements under the previous agreements between Heidelberg and the Company which provide for a non-exclusive license for the balance of the term of the original agreement.

     In November 1995, the Company and Heidelberg agreed (the "November Agreement") to certain other arrangements whereby the Company was provided with incremental engineering revenue, certain price increases, and modifications of the Quickmaster DI royalty billing and payment terms by Heidelberg. The Master Agreement was also modified by the November Agreement to provide Heidelberg with a fixed royalty rate on the Quickmaster DI. These arrangements were made as a result of a schedule change requested by Heidelberg in November 1995 to reduce the number of PEARL imaging systems being manufactured by the Company each month for Heidelberg from the amount then being produced. The production schedule for Quickmaster DI imaging systems was subsequently increased by Heidelberg in September 1996, requiring the Company to produce three systems per day (60 per month) commencing in April 1997. In March 1997, the production schedule was further increased, requiring the Company to manufacture four systems per day (80 per month) commencing in September 1997, and in March 1997 the Company and Heidelberg agreed to a fixed royalty rate for the Direct Imaging systems, subject to Heidelberg maintaining an exclusive license on the Quickmaster DI.

The PEARL Platesetter

     The PEARL Platesetter, now referred to as the PEARLsetter, is an additional application of the Company's PEARL Direct Imaging technology and consumables. The PEARLsetter is a computer-to-plate imaging device that can image both the Company's wet and dry offset plates in both an A3 (2-up) and A2 (4-up) format size.

     The PEARLsetter directly accepts a PostScript file from a prepress system and utilizing its high powered semiconductor laser diodes, produces a precisely shaped and located laser dot. The imaged plates require no further processing, other than wiping the ablated debris from the imaging process off the plates, and accordingly, do not create chemical waste which must be disposed of. The plates can then be immediately mounted and registered on the press.

     The Company has entered into distribution agreements with the Pitman Company in the United States, KNP-BT in certain European countries, Heidelberg Australia in Australia and New Zealand, and EAC (East Asiatic Company) in certain Asian and Scandinavian countries. The Company has also entered into distribution agreements covering Switzerland, Israel, Germany, and Greece. These agreements provide for the distribution of the Company's PEARLsetter product line and its PEARL based consumables. The Company has also entered into OEM relationships with Sakurai Machinery Company for the resale of its PEARLsetter product under private label by this company. The Company is also currently engaged in additional discussions with certain other parties relating to entering into strategic alliances and OEM arrangements or relationships with respect to the PEARLsetter product line and its PEARL based consumables. In addition, the Company has continued independent development and commercialization of one or more PEARLsetter products. There can be no assurance that the Company will be able to enter into any additional arrangements with respect to, or that any such arrangements will result in, the successful commercialization of additional PEARLsetter products. Additionally, there can be no assurance that the Company will have the resources or otherwise be able to successfully complete development and undertake the manufacture of, or successfully commercialize, additional PEARLsetter products.

Manufacturing, Marketing Component Procurement

     The Company engages in certain manufacturing, as described below, and also is engaged in the distribution and sales of PEARL based offset printing plates, which are manufactured exclusively for the Company by third parties. In addition, the Company engages in certain marketing activities which include informing the industry of the Company's products and capabilities; contacting potential strategic partners; establishing relationships with potential resellers including both OEM partners and dealers; establishing liaisons with companies which manufacture and/or market products which may incorporate the Company's PEARL Direct Imaging technology, or jointly develop new applications of the Company's intellectual property portfolio. The Company also provides Heidelberg and its other licensees and distribution partners with marketing and sales support.

     The Company's agreements provide, among other things, for it to supply its PEARL Imaging Systems for integration into certain printing presses. In November 1994, the Company commenced manufacturing operations in a 36,000 square foot facility located in Hudson, New Hampshire, adjacent to its existing facility. In June 1996, the Company leased an additional 33,200 square foot facility at 18-20 Hampshire Drive in Hudson, New Hampshire. This building now houses the Company's consumables development group and plate converting and finishing equipment. These additional facilities were required based on both existing and projected development and manufacturing requirements for PEARL Imaging Systems. The Company believes that it has the available resources and personnel with the knowledge and experience to further increase its manufacturing capacity to satisfy any future product demand.

     The Company obtains certain components and supplies used in production of PEARL Imaging Systems from a number of suppliers. Although the Company believes that there are available various sources for necessary components, parts and disposable items (including printing plates and inks) for both the Company's manufacturing activities and to support the market for products incorporating the Company's PEARL Direct Imaging technology, sources for certain of such items are limited and there can be no assurance that procurement or supply arrangements will be available on satisfactory terms; any inability to establish satisfactory manufacturing or procurement or supply arrangements or significant delays in establishing such arrangements could have an adverse effect on the Company and/or cause delays in the Company's ability to deliver products incorporating its PEARL Direct Imaging technology.

     The PEARL laser diode system includes semiconductor laser diodes. Although the Company currently uses only one source for the laser diode devices, it believes that there will be several sources available to manufacture the laser diodes to the Company's specification, if required, in the future. Additionally, the Company has "in-house", limited laser diode development and manufacturing capabilities. The Company would still require the surmounted "diode chips," a component of the laser diode, to be supplied by a third party. The Company believes that several sources are available to supply this component, if required. The Company's laser diode manufacturing capabilities currently function principally for research and development, quality assurance and manufacturing engineering. However, the Company believes that, if required, it could expand these facilities in the future as a primary or secondary source.

     The Company has developed and continues to develop proprietary consumables that are imaged by its PEARL semiconductor laser diode imaging technology as well as other thermally based direct-to plate systems. As part of the PEARL laser diode development process the Company has increased the number, types and functional characteristics of the consumable products it has under development or which are currently being manufactured. These consumables currently include a polyester based dry printing plate, an aluminum based dry printing plate, and an aluminum based wet printing plate. There are additional consumable products in various stages of development which may, in the future, provide new sources of consumable revenues. The Company's PEARL offset printing plates, both aluminum and polyester based are being supplied by Rexam. The Company, realizing that sources for the Company's requirements for current and new PEARL consumables, plates and films, would have to be found, acquired Catalina in February 1996. The Company anticipates that Catalina, which operates as a subsidiary of the Company, will successfully complete the development and manufacture of the equipment the Company believes it will require to manufacture its Pearl thermal printing plates and films (which are currently manufactured by third parties) in a more cost effective manner than using currently available conventional technology. However, even if the Company commences manufacture of PEARL thermal printing plates and consummables, additional sources to satisfy all of the Company's requirements for current and new consumables, printing plates and films, may have to be found. Therefore, the Company is actively pursuing these additional sources at this time. However, there can be no assurance that the Company will be able to enter into any arrangements for the volume manufacturing of its consumables, or that any such arrangement will result in successful commercial products. Additionally, there can be no assurance that the Company through Catalina will be able to successfully complete the development and undertake the manufacture of the PEARL consumables.

     The Company currently anticipates that the PEARLsetter will continue to be marketed through traditional graphic arts distribution sales channels and will be positioned as an alternative to existing imagesetter or platesetter products.

     Market acceptance for any products incorporating the Company's technology will require substantial marketing efforts and expenditure of significant sums, either by the Company, its strategic partners or both. There can be no assurance that any existing products will continue to achieve market acceptance or that any new product that may be introduced will achieve market acceptance or be commercially viable.

Development Program

     During the fiscal years ended December 31, 1994, December 30, 1995, and December 28, 1996, the Company expended $5,123,000, $6,155,000, and $8,894,000, respectively, on engineering and product development. The Company is currently concentrating its development efforts on refining and improving the performance of its current and future technologies, and proprietary printing plates and anticipates that it will continue to do so, both independently and in conjunction with strategic partners. The Company is also engaged in continuing development efforts with respect to its PEARLsetter product line. There can be no assurance that the Company, in conjunction with a strategic partner or
independently,   will  successfully
complete development of any additional marketable products, or that technical or other problems will not occur in connection with the Company's development program, products or technology.

Patents and Proprietary Rights

     As of February 28, 1997, the Company has been issued fifty (50) U.S. patents, of which the Company has elected to maintain forty-one (41) in force. The Company has also been issued six (6) Canadian patents, five (5) European patents registered in the following nine countries (Austria, Belgium, France, Germany, Great Britain, Italy, the Netherlands, Sweden and Switzerland), and three (3) Great Britain patents, two (2) German patents, one (1) Japanese patent, and five (5) Australian patents, and has received notice of allowance for an additional fifteen (15) patents, eight (8) in the U.S., two (2) in Australia, one (1) in Canada, and five (5) European patents. The Company intends to register these additional European patents in one or more of the following countries: Austria, Belgium, France, Germany, Great Britain, Italy, the Netherlands, Switzerland and Sweden. The Company has applied for and is pursuing its applications for twenty (20) additional U.S. patents and sixty-nine (69) foreign patents (consisting of 25 Japan, 17 Canada, 12 Europe, 9 Australia, and 2 in each of Belgium, France, and Italy. The Company anticipates that it will apply for additional patents and for copyrights, as deemed appropriate. Catalina has one (1) U.S. patent issued and one (1) U.S. patent pending. Catalina also has seventeen (17) foreign applications pending. There can be no assurance as to the issuance of any such patents or the breadth or degree of protection which the Company's patents or copyrights may afford the Company. There is rapid technological development in the computer and image reproduction industries, resulting in extensive patent filings and a rapid rate of issuance of new patents. Although the Company believes that its technology has been independently developed and that the products it markets and proposes to market will not infringe the patents or violate other proprietary rights of others, it is possible that such infringement of existing or future patents or violation of proprietary rights may occur. In such event the Company may be required to modify its design or obtain a license. No assurance can be given that the Company will be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to do any of the foregoing could have a material adverse effect on the Company. Furthermore, there can be no assurance that the Company will have the financial or other resources necessary to successfully defend a patent infringement or proprietary rights violation action. Moreover, the Company may be unable, for financial or other reasons, to enforce its rights under any of its patents.

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

Competition

     The Company believes that its developed and proprietary technologies, its alliance with Heidelberg, the world's largest printing press manufacturer, and other press manufacturing companies; the application of its imaging technology to a broader array of uses its relationships with graphic arts distribution organizations and its established presence in the Direct Imaging market provide the Company with a competitive advantage.

     The Company is aware of several companies employing electrophotography as their imaging technology. Electrophotography, sometimes referred to as xerography, is a technology which historically has been used primarily in black and white copiers, and more recently in color copying. Canon Inc. was the first company to successfully employ electrophotography in a full color copier product, the CLC 500.

     Indigo N.V., a company with research and development, and manufacturing operations in Israel, introduced their digital, sheet-fed offset color press, the E-Print 1000 in September 1993. The E-Print 1000 utilizes an electrophotographic imaging technology, with a liquid toner, and prints at 800 dots per inch. Xeikon, N.V. of Belgium also introduced their digital, web-(roll)fed color printing product, the Xeikon DCP-1 in September 1993, and an improved model, the DCP-2, in late 1996. Versions of these products which are being marketed by Agfa Gevaert, N.V. ("Agfa") as the Chromopress, also utilize an electrophotographic imaging technology with a dry toner and print a variable dot density of 600 dots per inch.

     Canon and Xerox Corp. are two major corporations along with other traditional copier manufacturers which have also developed and introduced color electrophotographic copier products that could impact the very short-run digital color printing markets. Canon has at least two color copier products which it claims provide improved print quality even at their resolution limitation of 400 dots per inch. They also claim faster speeds. Xerox also has color copiers which it is currently marketing. Scitex Corp. has also introduced its Spontane xerographic based color imaging system which uses a xerographic color copier engine supplied by Fuji Xerox.

     The Company is also aware that there is a direction in the graphic arts industry to create stand-alone computer-to-plate imaging devices. The Company anticipates that most of the major corporations in the graphic arts industry have or are considering a computer-to-plate imaging device. To date, these devices, for the most part, utilize printing plates that require a post imaging photochemical developing step, and in some cases, also require a heating process. This is, nonetheless, an important step in the printing industry, as it eliminates the use of films. Potential competitors in this area would include, among others, Creo Products, Gerber Scientific Inc., Misomex, Optronics, a Division of Intergraph Corporation, Komori, Krause, Scitex Corporation Ltd., Linotype-Hell, Dainippon Screen, Agfa, Polaroid Corp. and Fuji Photo Film

Co. Ltd. The Company's stand-alone computer-to-plate imagesetter is, in the Company's opinion, a further technological advancement. The Company's computer-to-plate imagesetter eliminates not only the films, but also the post-imaging photochemical developing steps. The Company believes that some of the graphic arts companies mentioned above are likely to be working on similar plate imaging processes that would also eliminate the production of the hazardous materials associated with the photochemical developing process. Others of this group have expressed interest in (and are, in fact) using the Company's thermally based consumable plate products in their systems.

     The Company also anticipates competition from printing plate manufacturing companies that either manufacture, or have the potential to manufacture digital plates. Such companies include Agfa, Polychrome Corp., a Division of Dainippon Ink & Chemicals, Inc., Toray, Howson, a Division of Dupont, Horsell/Anitec, a Division of International Paper, Kodak, Polaroid Corp., Mitsubishi, Fuji Photo Film Co., Ltd. and Imation Corp.

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

Backlog

     As of March 27, 1997, the Company had a backlog of products under contract aggregating approximately $56,297,000 (including royalties payable to the Company) compared to a backlog of $16,822,000 as of February 29, 1996, (including royalties payable to the Company). Substantially all of the backlog of products under contract as of March 7, 1997, is expected to be shipped by the Company in 1997.

Employees

     As of February 28, 1997, the Company had one hundred eighty-three (183) employees, seventy-seven (77) of whom are engaged primarily in engineering, service and marketing; eighty-five (85) of whom are engaged primarily in manufacturing, manufacturing engineering and quality control; and twenty-one
(21) of whom are engaged primarily in corporate management, administration and finance. The Company considers its relationship with its employees to be good.

Item 2.  Properties.

     The Company leases approximately 24,000 square feet of space for its research and development facilities at 8 Commercial Street, Hudson, New Hampshire. The lease of these premises, which expires in March 1998, subject to two one-year renewal options, provides for rent of $9,500 per month, adjusted annually, plus a pro rata share of real estate taxes, utilities and certain other expenses. The Company also leases approximately 36,000 square feet to accommodate its manufacturing and administrative facilities at 9 Commercial Street, Hudson, New Hampshire. The lease, as amended, specifies a base monthly rent of $12,400, adjusted annually, plus a pro rata share of real estate taxes, utilities, and certain other expenses. The lease expires on September 30, 2000, subject to an option to renew for an additional three years and the Company's right of first refusal to purchase the property.

     In 1996, the Company entered into a lease for approximately 33,200 square feet of space at 18-20 Hampshire Drive, Hudson, New Hampshire to allow for expansion of its consumables development group and its current plate converting and finishing equipment capabilities. The lease of these premises, which expires in May 1999, subject to two one-year renewal options, provides for rent at the rate of $9,683 per month, adjusted annually, plus a pro rata share of real estate taxes, utilities, and certain other expenses.

     Catalina also leases four suites totaling approximately 10,500 square feet of space at 2555 North Coyote Drive in Tucson, Arizona which provides for rent of $5,400 per month. The leases expire in May 1997, at which time Catalina becomes a tenant-at-will subject to monthly renewals.

     In June 1996, Catalina acquired a 13 acre parcel of land in Tucson, Arizona. Construction of a new 60,000 square foot manufacturing facility on this parcel began in September and is currently expected to be completed in May 1997. This new building will house all of Catalina's operations and includes space for future expansion.

     In August 1996, the Company purchased a 60 acre site in Hudson, New Hampshire. The first phase of construction for the Company's future facilities commenced in September. This first phase will include construction of a 100,000 square foot consumables manufacturing operation that will house the first Catalina

Coating system designed and developed exclusively for the manufacture of the Company's PEARL based thermal plates. The Company believes that its existing facilities and its facilities under construction will be adequate for its current operations and future capacity increases.

Item 3.  Legal Proceedings.

     On October 15, 1996, the Company was notified that an arbitration panel of the International Chamber of Commerce issued its Award in the arbitration proceeding commenced against the Company by AGFA Gevaert, N.V. ("Agfa") in June 1995. The Award directs Agfa to transfer to the Company Agfa's U.S. Patent No. 5,378,580 including its underlying applications, return to the Company all copies of confidential information that the Company provided to Agfa, and pay the Company's legal expenses in the arbitration in the amount of $769,140. Agfa has complied with the financial terms of the Award and has assigned to the Company the foregoing patent and underlying applications. Agfa has also returned to the Company the confidential documents which Agfa asserts contitutes full compliance with its obligation to return such material as required by the Award. The arbitrators rejected the request for affirmative relief sought by Agfa in the arbitration.

     The Company has been advised that the Securities and Exchange Commission (the "Commission") has entered a formal order of private investigation with respect to activities by certain unnamed persons and entities in connection with the securities of the Company. The Company has been advised by its counsel that the investigation includes, among other things, trading in the Company's securities as well as the adequacy and accuracy of statements made by the Company and others. In that connection, the Company and some of its officers, directors and employees have received subpoenas duces tecum requesting them to produce certain documents and testify, and have complied with those subpoenae. The Company has not been advised by the Staff of the Commission that the Staff intends to recommend to the Commission that it initiate a proceeding against the Company in connection with the foregoing investigation.

     As previously disclosed, seven class action lawsuits were filed against the Company and others in either the United States District Court for the District of New Hampshire or the Southern District of New York. By court orders, all of such actions have been consolidated before the United States District Court, District of New Hampshire, under the common caption Bill Berke, et al. v. Presstek, Inc., et al. Following such consolidation, the plaintiffs jointly filed and served a Consolidated

Amended Class Action Complaint naming as defendants (i) the Company; (ii) Robert Howard, Lawrence Howard, Bert DePamphilis and Harold N. Sparks, who are directors of the Company, Richard A. Williams, and Robert E. Verrando, who are officers and directors of the Company, and Frank G. Pensavecchia and Glenn J. DiBenedetto who are officers of the Company (sometimes hereinafter collectively referred to as the "Officer and Director Defendants"); (iii) Cabot Heritage Corp., Cabot Market Letter, Carlton G. Lutts, Timothy Lutts, Robert Lutts and Cabot Money Management (sometimes hereinafter collectively referred to as the "Cabot Defendants");(iv) Donald Chapman, Everen Securities, Inc., Mack Walker, John T. Oxley, John C. Oxley and Thomas E. Oxley as co-executors of the estate of John T. Oxley ("Oxley"), the Oxley Estate and the Oxley Foundation (sometimes hereinafter collectively referred to as the "Individual Investor and Broker Defendants"); and (v) BDO Seidman, LLP ("Seidman"), the Company's independent auditors. The plaintiffs allege that the Company and the Officer and Director Defendants, the Cabot Defendants, the Individual Investor and Broker Defendants and Seidman violated Section 10(b) ("Sect. 10(b)") of the Securities Exchange Act of 1934, (the "Exchange Act") and Rule 10b-5 ("Rule 10b-5") promulgated thereunder, (ii) the Officer and Director Defendants, Timothy Lutts, Carlton Lutts, Robert Lutts, Everen Securities and Oxley violated Section 20(a) ("Sect. 20(a)") of the Exchange Act, (iii) the Company, the Officer and Director Defendants, the Cabot Defendants and Seidman committed common law negligent misrepresentation, (iv) all defendants committed common law fraud and violated the New Hampshire Blue Sky Laws. The alleged basis for the action against the Company and/or the Officer and Director Defendants includes, among other things, the Company's allegedly issuing false and misleading reports or failure to disclose material facts including a misstatement of earnings in the Company's financial statements for the years ending December 31, 1994, and December 30, 1995, and for the first quarter ending March 30, 1996, as a result of the allegedly improper application of certain accounting principles relating to the tax benefits received upon exercise of certain stock options previously granted by the Company, the alleged failure to disclose to the public certain alleged adverse information concerning the Company's patents and its proprietary technology as well as patent and confidentiality issues involved in the Company's arbitration with Agfa, the alleged failure to fully disclose the nature and extent of the investigation into trading in the securities of the Company being conducted by the Commission (the "SEC Investigation"), and alleged material misstatements of the Company's backlog of orders from, supply contracts with, and orders received by its principal customer. The Officer and Director Defendants are alleged to have sold the Company's common stock at artificially increased prices after allegedly causing an artificial inflation in the price of the Company's common stock and helping maintain such increase while they were in possession of material non-public information concerning the Company. The basis for the plaintiffs' allegations against the Cabot Defendants includes, among other things, the allegation that the Cabot Defendants were in possession of material nonpublic information concerning the Company, that certain of the Cabot Defendants issued false reports about the Company and its prospects in order to artificially inflate the market price of the Company's common stock to benefit themselves financially, while, at the same time, other Cabot Defendants were privately recommending to clients to sell stock of the Company, that certain of the Cabot Defendants failed to timely file required disclosure documents with the Commission regarding their ownership of the Company's common stock, and that the Cabot Defendants together with the Individual Investor and Broker Defendants engaged in an illegal plan and scheme to manipulate and artificially inflate the price of Presstek common stock. The Investor and Broker Defendants are also alleged to have manipulated the price of the Company's common stock by, among other things, withdrawing common stock from availability to short sellers such that the short sellers would be caught in a "short squeeze". The basis for plaintiffs' allegations against Seidman is, among other things, the allegation that Seidman gave false and misleading advice to the Company regarding the application of certain accounting principles relating to the tax benefits received upon exercise of certain stock options previously granted by the Company. The plaintiffs seek unspecified compensatory and punitive damages, attorney and expert fees and other costs and expenses incurred by the plaintiffs in connection with the action.

     On July 16, 1996, Richard Strauss commenced a derivative suit on behalf of the Company in the Court of Chancery of the State of Delaware, New Castle County, against Robert Howard, Lawrence Howard, Richard Williams, Robert Verrando, Bert DePamphilis and Harold Sparks. The plaintiff alleges that the defendants breached the fiduciary duties they each owed to the Company and its other shareholders and wasted corporate assets by making false and misleading statements of fact or concealing material facts concerning the viability of the Company's "key" patent and its proprietary interest in its PEARL technology, its failure to properly disclose the scope of the SEC Investigation, and its misstatement of its financial results for the first quarter of 1996, and that they used this information for their personal use by selling common stock of the Company at artificially inflated prices. The plaintiff also alleges that these actions by the defendants resulted in breaches of Sect. 10(b) and Rule 10b-5 which resulted in other lawsuits being commenced against the Company which will require the Company to expend resources to defend. The plaintiff seeks to recover against the defendants, on behalf of the Company, unspecified damages allegedly sustained by the Company as a results of the defendants' alleged breaches of fiduciary duty, a return to the Company of all salaries and the value of other remuneration paid to the defendants by the Company during the time they were in breach of their fiduciary duties, and accounting of and/or constructive trust on the proceeds of defendants' trading activities in the Company's common stock and recovery of costs and disbursements of the action.

     On March 14, 1997, James P. Cassidy commenced a derivative suit on behalf of the Company in the United States District Court for the District of New Hampshire, against Robert Howard, Lawrence Howard, Richard Williams, Robert Verrando, Bert DePamphilis, Harold Sparks and Seidman. The plaintiff alleges that the individual defendants breached the fiduciary duties they each owed to the Company and its other shareholders and wasted corporate assets by making false and misleading statements of fact or concealing material facts concerning the scope and viability of the Company's "key" patents and its proprietary interest in PEARL(R) technology, causing the Company to issue false and misleading reports or failure to disclose material facts including a misstatement of earnings in the Company's financial statements for the year ending December 30, 1995, and for the first quarter ending March 30,1996 as a result of the allegedly improper application of certain accounting principles relating to the tax benefits received upon exercise of certain stock options previously granted by the Company, and that they sold securities of the Company while they were in possession of material non-public information concerning the Company. The plaintiff also alleges that these actions by the individual defendants constituted violations of Section 10(b) and Rule 10b-5 which resulted in other lawsuits being commenced against the Company to which will require the Company to expend resources to defend, and also constituted gross negligence and branches of these defendants' contractual obligations to the Company. The plaintiff also alleges that Seidman negligently permitted the Company to issue financial statements for 1995 and the first quarter of 1996 that were prepared in violation of recognized accounting procedures. The plaintiff seeks to recover against the defendants, on behalf of the Company, unspecified damages allegedly sustained by the Company as a result of the defendants' actions as alleged, and recovery of costs, disbursements, and fees of attorneys and experts by the plaintiff.

     The Company intends to vigorously defend all of the foregoing actions. However, the outcome of any litigation is subject to uncertainty and a successful claim against the Company, in any of the foregoing actions, could have a material adverse effect on the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's Common Stock has traded in the over-the-counter market on the NASDAQ National Market System under the symbol PRST since July 18, 1990, and, prior thereto, from May 11, 1990, to July 17, 1990, traded on the NASDAQ System. Prior thereto, from the Company's initial public offering until May 11, 1990, the principal redemption date of the Warrants, the Company's Units, Common Stock and Warrants were traded on the NASDAQ System. The following table sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock as reported by NASDAQ and retroactively adjusted for the Company's five for four stock split effected in the form a 25% stock dividend paid in September 1994 and the Company's two for one stock split effected in the form of a 100% stock divided paid in May 1995.


Year Ended                            High                     Low
December 30, 1995                     ----                     ----
-----------------
First Quarter                      $ 37 1/8                   $21 1/2
Second Quarter                       62 1/2                    23 1/2
Third Quarter                        63                        49 1/2
Fourth Quarter                      100                        38 1/2

Year Ended
December 28, 1996
-----------------
First Quarter                      $127 1/4                   $76
Second Quarter                      200                        40
Third Quarter                        75 1/2                    44 3/4
Fourth Quarter                       95                        68 1/4

     As of February 28, 1997, there were approximately 1,395 holders of record of the Company's Common Stock.

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

Item 6.  Selected Financial Data.

     The following selected financial data of the Company has been derived from the financial statements of the Company appearing elsewhere herein (except for the statement of operations data for the years ended December 31, 1992, and 1993, and the balance sheet data at December 31, 1992, 1993, and 1994 which is not included in such financial statements). All references to average number of shares outstanding and per share data have been restated retroactively to reflect the 1994 five-for-four and the 1995 two-for-one stock splits effected in the form of stock dividends. The 1996 data includes the accounts of Catalina Coatings, Inc., which was acquired as a subsidiary of the Company during 1996. See Note 3 of Notes to Financial Statements.

                                                                                     Year Ended
                                               ------------------------------------------------------------------------------------
Statements of                                       DEC 31           DEC 31            DEC 31            DEC 30            DEC 28
Income:                                             1992              1993              1994              1995              1996
                                                    ----             -----              -----            -----              ----
Revenues                                       $ 12,558,434      $ 11,682,154      $ 16,517,858      $ 27,611,456      $ 48,627,569
                                               ------------      ------------      ------------      ------------      ------------
Costs and Expenses:
  Costs of products sold                          1,762,688           754,700         6,944,268        14,923,968        21,825,697
  Engineering and product
    development                                   4,695,370         5,647,562         5,123,439         6,155,421         8,894,420
  Marketing                                       1,268,311         1,147,926         1,225,756         1,727,301         2,587,490
  General and administrative                      1,459,911         1,535,289         1,603,729         2,050,075         4,739,951
  Nonrecurring charge                                  --           1,948,878              --                --                --
                                               ------------      ------------      ------------      ------------      ------------
    Total costs and expense                       9,186,280        11,034,355        14,897,192        24,856,765        38,047,558
                                               ------------      ------------      ------------      ------------      ------------
Other Income (Expense):
  Dividend and interest income                      359,361           412,025           407,977           327,213           786,095
  Other                                              34,844              --                 166            (2,276)         (244,817)
                                               ------------      ------------      ------------      ------------      ------------
    Other income - net                              394,205           412,025           408,143           324,937           541,278
                                               ------------      ------------      ------------      ------------      ------------
Income Before Income Taxes                        3,766,359         1,059,824         2,028,809         3,079,628        11,121,289
Provision for Income Taxes                         (160,000)         (100,000)         (186,600)         (220,000)       (4,000,000)
                                               ------------      ------------      ------------      ------------      ------------
Net Income                                     $  3,606,359      $    959,824      $  1,842,209      $  2,859,628      $  7,121,289
                                               ============      ============      ============      ============      ============
Net Income per Common
  and Common Equivalent Share                  $        .25      $        .07      $        .12      $        .18      $        .43
                                               ============      ============      ============      ============      ============
Weighted Average Number of
Common  and Common
Equivalent Shares                                14,216,666        14,222,574        14,865,344        15,855,076        16,581,254
                                               ============      ============      ============      ============      ============


                                                                                      As of
                                             ---------------------------------------------------------------------------------------
                                                DEC 31              DEC 31           DEC 31              DEC 30            DEC 28
Balance Sheet Data:                              1992                1993             1994                1995              1996
                                                 ----                ----             ----                ----              ----
Working Capital                              $ 7,647,449        $ 9,916,103        $ 7,675,713        $16,836,997        $29,383,351
Total Assets                                  13,230,844         13,802,718         18,324,030         26,668,618         68,823,096
Short-Term Debt                                     --                 --                 --                 --                 --
Long-Term Debt                                      --                 --                 --                 --                 --
Stockholders' Equity                          10,627,896         12,145,410         16,472,920         22,726,436         57,442,522
Cash Dividends                                      --                 --                 --                 --                 --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

     The statements which are not historical facts contained in this Item 7 and elsewhere in this Form 10-K are forward looking statements that involve a number of risks and uncertainties, including, but not limited to, the risks of uncertainty of patent protection, the impact of supply and manufacturing constraints or difficulties, possible technological obsolescence, increased competition, litigation, and other risks detailed in the Securities and Exchange Commission filings of the Company.

Results of Operations

     The Company was organized as a Delaware corporation on September 3, 1987, and was a development stage company through 1991. In September 1991, Heidelberger Druckmaschinen A.G. ("Heidelberg"), the world's largest printing press manufacturer introduced the Company's initial spark discharge based imaging technology, in a jointly developed product, the Heidelberg GTO-DI. In 1993, after investing substantial effort and resources, the Company completed the development of PEARL, its high resolution semiconductor laser diode based imaging technology for the printing and graphic arts industries. PEARL's laser diode technology is capable of imaging various types of Presstek printing plates either off-press or on-press which may then be used to produce high-quality, full-color lithographic printed materials at what the Company believes is a lower cost than competitive processes. This second generation technology replaced the Company's spark discharge technology. The GTO-DI was reintroduced with PEARL in September 1993. The Company's relationship with Heidelberg has been expanded to include the development and manufacture of Direct Imaging systems utilized in Heidelberg's four color, fully automated lithographic press, the Quickmaster DI 46-4. This press was introduced by Heidelberg in May 1995, to replace the GTO-DI, which is no longer manufactured. Shipments of production systems to Heidelberg for use in the Quickmaster commenced in the second quarter of 1995. This press incorporates certain improvements to the Company's PEARL Direct Imaging technologies and employs the Company's automatic plate changing cylinder which eliminates the need for manually changing plates between jobs. The Company is now building an installed base of customers which utilizes its proprietary consumable printing plates on PEARL equipped Heidelberg presses.

     The Company is also engaged in the development of additional products and applications that incorporate the use of its proprietary technologies and consumables, including both computer-to-plate and computer-to-press applications. Some of these additional activities have resulted in an agreement with the Adast Adamov Company, a manufacturer of sheet fed offset presses. This agreement has resulted in the availability of the Company's PEARL Direct Imaging technology on a larger format Omni-Adast (19" x 26") multicolor press, the first showing of which took place at an industry trade show during the first quarter of 1996. Shipments of the Omni Adast Direct Imaging systems began in December 1996. Also, during the first quarter of 1996, the Company began shipments of its PEARL platesetter, now referred to as the PEARLsetter. The PEARLsetter is a computer-to-plate imaging device that images both the Company's wet and dry offset plates. Another agreement entered into with Nilpeter A/S of Denmark will result in the utilization of the PEARL technology on a high-speed rotary label printing press called the OFFSET 3300. Presstek will supply a special PEARL-based digital imaging system which will image Presstek's thermal plates directly on the press plate cylinder.

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

     The acquisition was accounted for as a purchase and, accordingly, the results of Catalina's operations have been included in the Company's 1996 financial statements. Significant intercompany accounts and transactions have been eliminated.

     On June 19, 1995, the Company's Board of Directors determined to change its fiscal year from a calendar year ending December 31 to a fiscal year ending on the Saturday closest to December 31. Accordingly, the 1996 fiscal year ended on December 28, 1996, and the fiscal years 1995 and 1994 ended on December 30, 1995, and December 31, 1994, respectively.

Revenues

     Revenues for the years ended December 28, 1996, December 30, 1995, and December 31, 1994, of $48,628,000 ( of which $1,950,000 related to sales by Catalina), $27,611,000, and $16,518,000, respectively, consisted of product sales, royalties, fees and other reimbursements. Product sales for 1996 increased $13,540,000 over 1995, primarily as a result of volume increases in sales by the Company of products to be used in the Quickmaster DI 46-4, as well as sales of the PEARLsetter, consumable printing plates, and spare parts. Royalties and fees from licensees increased $7,475,000 in 1996 over 1995, primarily as a result of increases in royalties of $946,000, of which $802,000 was earned on product sales to Heidelberg, and increases of $6,529,000 in engineering fees and other revenues which are based primarily on amounts agreed upon between the Company and Heidelberg. Revenues for the year ended December 30, 1995, totaled $27,611,000, an increase of $11,093,000 (67%) compared to
$16,518,000 recorded for the year ended December 31, 1994. Product sales for 1995 increased $10,567,000 over 1994, principally as a result of increased sales volume of the Company's PEARL on-press direct imaging technology used in Heidelberg's GTO-DI and Quickmaster DI 46-4, and consumable printing plates. Revenues from royalties and fees for the year ended December 30, 1995, increased $527,000, compared to 1994, as a result of an increase of $3,595,000 in royalties earned on product sales and a decrease of $3,068,000 in engineering fees and other revenues which are based primarily on amounts annually agreed upon between the Company and Heidelberg. During 1996, revenues generated under the Company's agreements with Heidelberg and revenues to Heidelberg's distributors represented 73% of the Company's total revenues. Prior to 1996, the Company relied on Heidelberg to generate substantially all of its revenues.

Cost of Products Sold

     Costs of products sold for the years ended December 28, 1996, December 30, 1995, and December 31, 1994, of approximately $21,826,000 (of which $1,416,000 related to Catalina), $14,924,000, and $6,944,000, respectively, consisted of the material, labor, and overhead costs associated with product sales, as well as anticipated future warranty costs. The increases in such costs, comparing 1996 with 1995, and 1995 with 1994, relate primarily to increases in related product sales. Improvement in the percentage relationship between costs of products sold and product sales, comparing 1996 with 1995, results primarily from product mix and manufacturing efficiencies.

Engineering and Product Development

     Engineering and product development expenses for the year ended December 28, 1996, totaled $8,894,000 compared to $6,155,000 for the year ended December 30, 1995. The increase of $2,739,000 (45%) resulted principally from increased expenditures for parts, supplies, labor, and contracted services related to the Company's continued development of products incorporating its PEARL technology, as well as other product development efforts including the Company's PEARLwet and PEARLdry plates.

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

Marketing

     Marketing expenses for the year ended December 28, 1996, totaled $2,587,000, compared to $1,727,000 for the year ended December 30, 1995, an increase of $860,000 (50%). Marketing expenses increased $501,000 (41%) comparing 1995 with 1994. These increases related principally to increased expenditures for additional personnel and related costs as well as various promotional activities.

General and Administrative

     General and administrative expenses for the year ended December 28, 1996, totaled $4,740,000 (of which $588,000 related to Catalina), compared to $2,050,000 for the year ended December 30, 1995. The increase of $2,690,000 (131%) related primarily to the addition in 1996 of Catalina's general and administrative expenses in addition to the amortization of goodwill and other assets acquired in the acquisition of Catalina of $416,000 and to increases in legal fees incurred in connection with certain legal proceedings, regulatory, and other matters of $1,055,000 and expenditures for salaries and other costs required to conduct various general and administrative functions of the Company.

     General and administrative expenses for 1995 increased $446,000 (28%) over the $1,604,000 recorded for the year ended December 31, 1994. The increased expenses in 1995 related principally to increased expenditures for salaries and other costs required to conduct various general and administrative functions for the Company.

Dividend and Interest Income

     Dividend and interest income earned on the Company's cash and investments increased $459,000 for the year ended December 28, 1996, compared to the year ended December 30, 1995, principally as a result of the increased funds available for investment.

Income Taxes

     The provision for income taxes for the year ended December 28, 1996, represents substantially the charge in lieu of income taxes arising during the periods relating to the tax benefit of stock option deductions. The tax benefit related to such stock options has been credited to stockholders' equity.

     The provision for income taxes for the years ended December 30, 1995, and December 31, 1994, represents substantially charges in lieu of state income taxes arising during the periods relating to the tax benefit of stock option deductions. No charges for federal income taxes were required for 1995 or 1994 due to the availability of federal net operating loss carryforwards for accounting purposes.

Net Income

     As a result of the foregoing, the Company had net income of $7,121,000 for the year ended December 28, 1996, compared to net income of $2,860,000 and $1,842,000 for the years ended December 30, 1995, and December 31, 1994, respectively. The operations of Catalina did not have a material effect on net income for the year ended December 28, 1996.

Liquidity and Capital Resources

     At December 28, 1996, the Company had working capital of $29,383,000, an increase of $12,546,000 as compared to working capital of $16,837,000 at December 30, 1995. This increase was primarily attributed to the proceeds from the issuances of Common Stock of $23,759,000, and net income from operations of $7,121,000, plus non-cash items, including the tax benefit arising from stock option deductions of $3,876,000, offset by the Company's investment in Catalina, net of cash acquired, of $7,456,000 and additions to property, plant and equipment of $16,390,000.

     Net cash provided by operating activities of $4,231,000 for the year ended December 28, 1996, resulted primarily from net income from operations of $7,121,000 plus noncash items, including the tax benefit arising from stock option deductions of $3,876,000 and an increase in accounts payable and accrued expenses of $5,613,000, offset by increases in accounts receivable and inventory of $9,470,000 and $5,036,000.

     Net cash used for investing activities of $28,087,000 for the year ended December 28, 1996, resulted primarily from the Company's investment in Catalina, net of cash acquired, of $7,456,000, purchases of marketable securities net of maturities of $3,456,000, and additions to property, plant and equipment used in the Company's business of $16,390,000.

     Net cash provided by financing activities during the year ended December 28, 1996, totaled $23,759,000, which included the private placements of an aggregate of 282,846 shares of the Company's Common Stock for gross proceeds of $20,209,000, net of costs of $33,500, and the sale of Common Stock incident to the exercise of various stock options.

     The Company is currently constructing two new facilities; a 60,000 square foot facility in Tucson, Arizona for Catalina, and a 100,000 square foot manufacturing facility in Hudson, New Hampshire. The Hudson manufacturing facility is expected to accommodate the Company's new plate manufacturing operations, which will utilize a new vacuum deposition coating system currently being developed and built for the Company by Catalina, along with the necessary plate finishing and packaging equipment. The Company estimates that the total capital cost of these projects, including land purchases, to be approximately $30,000,000.

     During the year ended December 28, 1996, the Company expended approximately $2,427,000 for the land purchases and approximately $3,875,000 for the land improvements and construction of the two new facilities. As of December 28, 1996, the Company had outstanding purchase commitments of approximately $7,280,000 with respect to the new facilities. In addition, the Company expended approximately $7,809,000 for the new plate manufacturing and packaging equipment. As of December 28, 1996, the Company had outstanding purchase commitments of approximately $8,448,000 with respect to the plate manufacturing and packaging equipment.

     On December 18, 1996, the Company entered into an agreement with Citizens Bank New Hampshire for a revolving line of credit loan under which the Company may borrow a maximum of $10,000,000 for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary, Catalina Coatings, Inc. and secured by its assets. Under the terms of the revolving credit agreement, the Company is required to meet certain financial covenants on a quarterly and annual basis. Interest on the line of credit is payable at the LIBOR rate plus 1.75% (7.34% at December 28, 1996). The loan agreement terminates on July 31, 1997, at which date, the entire principal and accrued interest is due and payable. As of December 28, 1996, the Company had $10,000,000 available under the line.

     The Company is currently exploring various long term funding options with respect to financing the cost of its new facilities and plate manufacturing equipment. Also, in order to fund increased production of Quickmaster DI Kits during 1997, the Company will require additional working capital if its current line of credit loan agreement is not renewed or replaced upon its expiration in July 1997, or if the Company is unable to obtain long-term financing for its new facilities. These can be no assurance that the Company can obtain long term financing, or that the current line of credit loan agreement will be renewed.

     During 1996 the Company received certain payments for engineering fees and other revenue from Heidelberg based upon a previously negotiated amount. No such amount has yet been negotiated for 1997.

     In connection with the award issued by the International Chamber of Commerce in the arbitration between Presstek and Agfa-Gevaert N.V., Agfa reimbursed Presstek's legal expenses in the arbitration in the amount of $769,140. These funds were recorded as an offset to general and administrative expenses and are not included in revenues or other income.

Effect of Inflation

     Inflation has not had, and is not expected to have, a material impact upon the Company's operations.

Net Operating Loss Carryforwards

     As of December 28, 1996, the Company had net operating loss carryforwards totaling approximately $28,550,000 resulting from compensation deductions, for tax purposes, relative to stock option plans. To the extent net operating losses resulting from stock option plan compensation deductions become realizable, the benefit will be credited directly to additional paid in capital. The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company's Common Stock.

Item 8.  Financial Statements and Supplementary Data.

SELECTED QUARTERLY FINANCIAL DATA (unaudited)
(in thousands except per share data)

QUARTER ENDED
1995                                                    MAR 31              JUL 1            SEP 30          DEC 30
                                                        ------              -----            ------          ------
Total revenues                                          $5,084             $5,503            $7,629          $9,395
Total costs & expenses                                   4,972              5,435             6,740           7,709
Net income                                                 160                177               872           1,650
Net income per share                                     $0.01              $0.01              $.05           $0.10
Weighted average number of common and common
equivalent shares                                       15,533             15,934            16,067          16,122

QUARTER ENDED
1996                                                    MAR 30             JUN 29            SEP 28          DEC 28
                                                        ------             ------            ------          ------
Total revenues                                         $11,005            $11,880           $12,366         $13,377
Total costs & expenses                                   9,141              9,070             9,680          10,157
Net income                                               1,289              1,647             1,831           2,354
Net income per share                                     $0.08              $0.10             $0.11           $0.14
Weighted average number of common and common
equivalent shares                                       16,501             16,706            16,459          16,567

The audited financial statements appear in a separate section of this report following Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     The information required by this item has previously been reported in the Company's Current Report on Form 8-K for the event dated December 28, 1995 and Amendment No. 1 thereto, and its Current Report on Form 8-K for the event dated January 11, 1996.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The current directors and executive officers of the Company and their ages and positions are as follows:

         Name                      Age                         Position
         ----                      ---                         --------
Robert Howard                      73                Chairman of the Board and Director

Dr. Lawrence Howard                44                Director

Richard A. Williams                62                Chief Executive Officer, Secretary, Vice-Chairman of the Board and Director

Robert E. Verrando                 63                President, Chief Operating Officer and Director

Frank G. Pensavecchia              62                Senior Vice President - Engineering

Glenn J. DiBenedetto               47                Chief Financial Officer

Harold N. Sparks(1)                75                Director

Bert DePamphilis(1)                64                Director

John W. Dreyer                     59                Director

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

     Dr. Lawrence Howard, a founder of the Company, has been a director of the Company since November 1987 and served as Vice Chairman of the Company from November 1992 to February 1996. He served as Chief Executive Officer and Treasurer of the Company from June 1988 to June 1993; served as President from June 1988 to November 1992; and was Vice President from October 1987 to June 1988. From March 1997 to the present, Dr. Howard has been a general partner of Hudson Ventures, LP., a limited partnership that has prepared an application to qualify as a small business investment company. From July 1995 to March 1997, Dr. Howard was President of Howard Capital Partners, Inc., an investment banking firm. From July 1994 to July 1995 Dr. Howard was Senior Managing Director of Whale Securities Co. L.P., an NASD registered broker-dealer. From October 1992 through June 1994 Dr. Howard was President and Chief Executive Officer of LH Resources, Inc., a management and financial consulting firm. Dr. Howard is a director of Resurgence Properties, Inc., a public company engaged in investments in and management of real estate. Dr. Howard is the son of Robert Howard.

     Richard A. Williams has been Chief Executive Officer and Vice-Chairman of the Board of the Company since February 1996. He has been Secretary of the Company since June 1988 and a director of the Company since November 1987. From June 1988 to February 1996, Mr. Williams served as Executive Vice President and Chief Operating Officer of the Company. From November 1987 to June 1988, Mr. Williams served as Vice President of the Company. From June 1985 to February 1987, Mr. Williams served as Vice President of Engineering for Centronics, where he was responsible for line matrix, and laser printer development and introduction.

     Robert E. Verrando has been President and Chief Operating Officer of the Company since February 1996, and a director of the Company since November 1994. From October 1994 to February 1996, he served as Executive Vice President of the Company. From July 1993 to October 1994, Mr. Verrando was employed as a consultant to the graphic arts industry. From October 1986 through July 1993, he was employed in a variety of executive positions with Compugraphic Corporation/Agfa

Compugraphic/Agfa Division, Miles, Inc; most recently as Vice President, General Manager Business Imaging Systems Group. From April 1981 through September 1986, he was employed as Vice President-Business Development of A.B. Dick Company.

     Frank G. Pensavecchia has served as Senior Vice President -Engineering since October 1991 and was the Company's Vice President - Engineering from August 1988 to October 1991. From September 1987 to August 1988, he served as the Company's Director of Engineering. From October 1983 to September 1987, Mr. Pensavecchia served as Director of Laser Printer Engineering for Centronics.

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

     John Dreyer has been a director since February 1996. Mr. Dreyer has been employed by Pitman Company, the largest graphic arts and image supplier in the United States, since 1965. He has served as Pitman's President since 1977 and has also served as its Chief Executive Officer since 1978.

     Directors are elected annually by the stockholders. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Item 11. Executive Compensation.

     The following table discloses the compensation for the person who served as the Company's principal executive officer during the fiscal year ended December 28, 1996, and for the only other executive officers of the Company whose salaries exceeded $100,000 for the Company's fiscal year ended December 28, 1996, (the "Named Executive Officers"). The number of securities underlying options has been adjusted to give retroactive effect to the Company's five-for-four Common Stock split in the form of a 25% stock dividend effected in September 1994 and a two-for-one split in the form of a 100% stock dividend effected in May 1995.

                           Summary Compensation Table

                                                                         Long-Term
                                                           Annual       Compensation
                                                        Compensation       Awards
                                                        ------------    -----------
                                                                         Securities
   Name and Principal                                      Salary       Underlying
        Position                              Year           ($)        Options (#)
------------------------                      ----      ------------    -----------
Richard A. Williams                           1996        153,000         20,000
Chief Executive Officer                       1995        134,000           --
                                              1994        125,000         40,000

Robert E. Verrando                            1996        179,000         20,000
President and                                 1995        179,000           --
Chief Operating Officer                       1994         28,000        100,000

Frank G. Pensavecchia                         1996        137,000         20,000
Senior Vice President-                        1995        114,000           --
Engineering                                   1994        105,000         40,000

     No stock options were granted during fiscal 1995 to any of the Named Executive Officers.

     The following table provides information with respect to individual stock options granted during fiscal 1996 to each of the Named Executive Officers.

                        Option Grants in Last Fiscal Year

                                Individual Grants

                                                                                     Potential Realizable
                                             % of                                      Value at Assumed
                                            Total                                      Annual Rates of
                                           Options                                       Stock Price
                               Shares     Granted to                                   Appreciation for
                             Underlying   Employees    Exercise                        Option Term (1)
                              Options     in Fiscal      Price     Expiration      ----------------------
         Name                Granted (#)   Year (2)     ($/sh)        Date          5%($)          10%($)
         ----                -----------   --------     ------        ----         ------          ------
Robert E. Verrando           20,000 (3)        6.4       $71.00     12/2/01       $392,320       $866,924
Richard A. Williams          20,000 (3)        6.4       $71.00     12/2/01       $392,320       $866,924
Frank G. Pensavecchia        20,000 (3)        6.4       $71.00     12/2/01       $392,320       $866,924

----------------------

(1) The potential realizable value columns of the table illustrate values that might be realized upon exercise of the options immediately prior to their expiration, assuming the Company's Common Stock appreciates at the compounded rates specified over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment or nontransferability of the options and do not make any provision for taxes associated with exercise. Because actual gains will depend upon, among other things, future performance of the Common Stock, there can be no assurance that the amounts reflected in this table will be achieved.

(2) The percentage has been calculated based upon total options granted to employees in fiscal 1996 under the Company's 1988, 1991, and 1994 stock option plans.

(3) Non-qualified stock options; all options were granted under the 1994 Stock Option Plan and became exercisable on the date of grant, December 2, 1996.

     The following table sets forth information concerning the value of unexercised stock options held by the Named Executive Officers as of December 28, 1996, and the options exercised by the Named Executive Officers during the fiscal year ended December 28, 1996.

       Aggregated Option Exercises for Fiscal Year-Ended December 28, 1996
                        and Fiscal Year-End Option Values

                                                          Number of Securities Underlying                 Value of Unexercised
                                                                Unexercised Options                       In-the-Money Options
                                                                at December 28 1996                      at December 28, 1996*
                         Shares                                 -------------------                      ---------------------
                        Acquired
                           on            Value
         Name           Exercise       Realized+          Exercisable       Unexercisable       Exercisable        Unexercisable
         ----           --------       ---------          -----------       -------------       -----------        -------------
Richard A. Williams      50,000       $3,700,526            122,500             12,500          $6,651,750         $  724,375
Robert E. Verrando       10,000       $  966,563             55,000             55,000          $1,940,000         $2,970,000
Frank G. Pensavecchia    17,500       $1,701,094             92,500             12,500          $4,667,750         $  724,375

----------
+ Value realized represents the positive spread between the exercise price of such options and the market value of the Common Stock on date of exercise.

* Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the year-end market value of the Common Stock which was $73.50 on December 27, 1996.

Compensation of Directors

     Directors received no cash compensation for serving on the Board during the year ended December 28, 1996. However, during such year, the Company paid Mr. Robert Howard, the Chairman of the Board, $125,000 for consulting services rendered to the Company. In addition, in December 1996, Mr. Howard was granted a five-year option under the Company's 1994 Plan (defined below) to purchase 20,000 shares of Common Stock at $71.00 per share.

     Effective December 1993, the Company adopted its Non-Employee Director Stock Option Plan (the "Director Plan"). Only non-employee directors of the Company (other than Robert Howard or Dr. Lawrence Howard) are eligible to receive grants under the Director Plan. The Director Plan provides that eligible directors automatically receive a grant of options to purchase 5,000 shares of Common Stock at fair market value upon first becoming a director and, thereafter, an annual grant, in January of each year, of 2,500 options at fair market value. In 1996, Messrs. DePamphilis and Sparks received options to purchase 2,500 shares each of Common Stock under the Director Plan.

     Since joining the Board in February 1996, in addition to the grants of five-year options to purchase 7,500 shares of Common Stock that he received pursuant to the Director Plan, Mr. Dreyer has been granted under the 1994 Plan options to purchase 5,000, 2,500, and 10,000 shares of Common Stock, respectively, at exercise prices of $94.75, $99.25, and $70.25, respectively.

     Under each of the Company's 1988 Stock Option Plan ("1988 Plan"), 1991 Stock Option ("1991 Plan") and 1994 Stock Option Plan ("1994 Plan"), directors who are not employees of the Company (other than directors who are members of the Stock Option Committee of the particular plan) are eligible to be granted nonqualified options under such plan. The Board of Directors or the Stock Option Committee (the "Committee") of each plan, as the case may be, has discretion to determine the number of shares subject to each nonqualified option (subject to the number of shares available for grant under the particular plan), the exercise price thereof (provided such price is not less than the par value of the underlying shares of Common Stock), the term thereof (but not in excess of 10 years from the date of grant, subject to earlier termination in certain circumstances), and the manner in which the option becomes exercisable (amounts, intervals and other conditions). Directors who are employees of the Company (but not members of the Committee of the particular plan) are eligible to be granted incentive stock options or nonqualified options under such plans. The Board or Committee of each plan, as the case may be, also has discretion to determine the number of shares subject to each incentive stock option ("ISO"), the exercise price and other terms and conditions thereof, but their discretion as to the exercise price, the term of each ISO and the number of ISOs that may vest may be in any year is limited by the Internal Revenue Code of 1986, as amended. As of February 25, 1997, there were 4,382 shares of Common Stock available for grant under the 1988 Plan, 6,016 shares of Common Stock available for grant under the 1991 Plan, 224,976 shares available for grant under the 1994 Plan and 85,000 shares of Common Stock available for grant under the Director Plan.

Employment Arrangements

     The Company has an employment agreement with Mr. Richard A. Williams, which provides for an annual salary which is subject to periodic review by the Company's Board of Directors. The employment agreement expires on March 31, 1998, and contains certain non-disclosure provisions. Effective January 1997, the Board increased Mr. Williams' annual salary to $175,000.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     The Company does not have a Compensation Committee of its Board of Directors. Decisions as to compensation are made by the Company's Board of
Directors. Mr. Richard A. Williams, and Mr. Robert E. Verrando, in their capacity as a director, each participated in the Board's deliberations concerning compensation of executive officers for the Company's fiscal year ended December 28, 1996. During the fiscal year ended December 28, 1996, none of the executive officers of the Company has served on the Board of Directors or the compensation committee of any other entity, any of whose officers has served on the Board of Directors of the Company.

Item 12. Security Ownership of Certain
         Beneficial Owners and Management.

     The following table sets forth information at February 28, 1997, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each of the Named Executive Officers, and (iv) all executive officers and directors of the Company as a group.


                                         Amount and Nature          Percentage
     Name of                               of Beneficial          of Outstanding
Beneficial Owner (1)                       Ownership (2)           Shares Owned
--------------------                     -----------------        -------------
Robert Howard                                 1,370,724(3)                8.7
Dr. Lawrence Howard                           1,354,326(4)                8.7
Richard A. Williams                             331,400(5)                2.1
Robert E. Verrando                               55,000(6)                 (7)
Harold N. Sparks                                 47,900(8)                 (7)
Bert DePamphilis                                 16,050(9)                 (7)
Frank Pensavecchia                              105,000(10)                (7)
John W. Dreyer                                   22,500(11)                (7)
John C. Oxley                                   997,300(12) (13)          6.5
Thomas E. Oxley                                 806,700(12) (14)          5.2
Charles C. Killin                               813,200(12) (15)          5.3

All executive officers
and directors as a
group (nine persons)                          3,309,900(16)               20.1
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

(3) Includes options to purchase 329,000 shares of Common Stock held by Mr. Howard which are currently exercisable. Also includes 12,000 shares owned by Mr. Howard's wife. Does not include shares owned by the son of Mr. Howard's wife, with respect to which Mr. Howard disclaims any beneficial interest.

(4) Includes options to purchase 131,500 shares of Common Stock held by Dr. Howard which are currently exercisable. Also includes 17,500 shares owned by Dr. Howard's wife, 26,892 shares owned by Dr. Howard's wife as custodian for Dr. Howard's children and 22,500 shares owned by Dr. Howard as custodian for his children.

(5) Includes options to purchase 122,500 shares of Common Stock held by Mr. Williams which are currently exercisable. Also includes 11,000 shares owned by Mr. Williams' wife. Does not include shares owned by Mr. Williams' children with respect to which Mr. Williams disclaims any beneficial interest.

(6) Represents shares issuable upon exercise of options held by Mr. Verrando which are currently exercisable.

(7)  Less than 1%.

(8) Includes options to purchase 13,750 shares of Common Stock held by Mr. Sparks which are currently exercisable.

(9) Includes options to purchase 13,750 shares of Common Stock held by Mr. DePamphilis which are currently exercisable.

(10) Includes options to purchase 92,500 shares of common stock held by Mr. Pensavecchia which are currently exercisable.

(11) Represents shares issuable upon exercise of options held by Mr. Dreyer which are currently exercisable.

(12) The information with respect to the securities ownership of Messrs. John C. Oxley, Thomas E. Oxley, and Charles C. Killin has been derived from their respective Schedules 13-D as filed with the Securities and Exchange Commission.

(13) Represents 19,600 shares of Common Stock held by Mr. Oxley, individually; 750,700 shares of Common Stock held by Mr. Oxley as a co-executor of the estate of John T. Oxley (the "Oxley Estate"); 171,000 shares of Common Stock held by Mr. Oxley as a co-trustee of the Oxley Foundation; and 56,000 shares of Common Stock held of record by Boca Polo, Inc. ("Boca Polo") a Nevada corporation. Mr. Oxley is owner of 50% of the outstanding shares of Boca Polo. The address of Mr. John C. Oxley is One West 3rd Street, Williams Center Tower I, Suite 1300, Tulsa, OK 74103.

(14) Represents 750,700 shares of Common Stock held by the Oxley Estate, of which Mr. Oxley is a co-executor; and 56,000 shares of Common Stock held of record by Boca Polo. Mr. Oxley is a director and owner of 50% of the outstanding shares of Boca Polo. The address of Mr. Thomas E. Oxley is One West 3rd Street, Williams Center Tower I, Suite 1305, Tulsa, OK 74103.

(15) Represents 750,700 shares of Common Stock held by Mr. Killin as a co-executor of the Oxley Estate; 43,500 of Common Stock held by Mr. Killin as the trustee of the Mary Jane Tritsch Trust dated September 3, 1952; and 19,000 shares of Common Stock held by Mr. Killin as the trustee of the Thomas E. Oxley Trust dated September 3, 1952. The address for Mr. Killin is 15 East 5th Street, Suite 2400, Tulsa, OK 74103.

(16) Includes options to purchase 329,000,  131,500,  122,500,  55,000,  92,500,
     13,750, 13,750, 22,500, and 7,000 shares held by Robert Howard, Dr. Lawrence Howard, Richard A. Williams, Robert E. Verrando, Frank Pensavecchia, Bert DePamphilis, Harold Sparks, John W. Dreyer, and Glenn J. DiBenedetto, respectively, which are currently exercisable. Does not include options to purchase 12,500, 55,000, 12,500, 2,500, 2,500, and 2,500 shares of Common Stock held by Richard Williams, Robert E. Verrando, Frank Pensavecchia, Harold Sparks, Bert DePamphilis and John W. Dreyer, respectively, none of which are exercisable within 60 days from the date hereof.

Item 13. Certain Relationships and Related Transactions.

     The Company paid Mr. Robert Howard, its Chairman of the Board, $125,000 for consulting services provided to the Company during 1996. In addition, the Company paid Mr. Howard $35,513 as a tenant-at-will sublessee of certain offices from Mr. Howard.

     During the year ended December 28, 1996, the Company purchased equipment from Howtek totaling $53,721. Mr. Robert Howard, is the Chairman of the Board of Directors and a principal stockholder of Howtek, and the father of Dr. Lawrence Howard. Dr. Howard currently serves as a director to the Company.

     During 1996, the Company recorded sales of equipment and consumables to Pitman of $3,379,000, and had accounts receivable from Pitman of $2,279,000 at December 28, 1996. John Dreyer, who has been a director of the Company since February 1996, is Pitman's President and Chief Executive Officer.

                                     PART IV

   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)            Financial Statements
                                                                                                 Page
                                                                                                 ----
                  Report of Independent Certified Public
                  Accountants                                                                    F-2

                  Independent Auditors' Report                                                   F-3

                  Balance Sheets as of December 30, 1995, and
                  December 28, 1996                                                              F-4

                  Statements of Income for the Years Ended
                  December 31, 1994, December 30, 1995,
                  and December 28, 1996                                                          F-5

                  Statement of Changes in Stockholders' Equity
                  for the three years ended December 28, 1996                                    F-6-7

                  Statements of Cash Flows for the Years Ended
                  December 31, 1994, December 30, 1995,
                  and December 28, 1996                                                          F-8

                  Notes to Financial Statements                                                  F-9

(a)(2)            Financial Statement Schedules

                  Schedule II-Valuation and Qualifying Accounts and
                  Reserves.                                                                      FS-1

                  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)            Exhibits

Exhibit
Number    Description

2(a) Stock Purchase Agreement dated and effective as of January 1, 1996, among the Company and David G. Shaw, Marc G. Langlois and David G.

          Shaw and Lynn R. Shaw, as Trustees of the David and Lynn Shaw Charitable Remainder Unitrust, dated February 12, 1996, and John E. Madocks and Catalina. **

2(b) Put and Call Option Agreement by and among the Company, David G. Shaw, Marc G. Langlois and John E. Madocks. **

2(c)      Confidentiality  and  Non-Competition   Agreement  by  and  among  the
          Company, David G. Shaw and Catalina. **

2(d)      Confidentiality  and  Non-Competition   Agreement  by  and  among  the
          Company, Marc G. Langlois and Catalina. **

2(e)      Confidentiality  and  Non-Competition   Agreement  by  and  among  the
          Company, John E. Madocks and Catalina. **

2(f) Special Option Agreement, among the Company, Catalina, David G. Shaw, Marc G. Langlois and John E. Madocks. **

3(a) Amended and Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 29, 1996.

3(b)      By-laws of the Company.***

10(a) Employment Agreement dated August 23, 1988, by and between the Company and Richard Williams, incorporated by reference to Exhibit 10(b) of Registration Statement 33-27112, effective March 28, 1989.

10(b) 1988 Stock Option Plan, incorporated by reference to Exhibit 10(c) of Registration Statement 33-27112, effective March 28, 1989.

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

10(f) Master Agreement effective January 1, 1991, by and between Heidelberger Druckmaschinen Aktiengesellschaft and the Company, incorporated by reference to the Company's Form 8-K, dated January 1, 1991.

10(g) Technology License effective January 1, 1991, by and between Heidelberger Druckmaschinen Aktiengesellschaft and the Company, incorporated by reference to the Company's Form 8-K, dated January 1, 1991.

10(h) Supply Agreement effective January 1, 1991, by and between Heidelberger Druckmaschinen Aktiengesellschaft and the Company, incorporated by reference to the Company's Form 8-K, dated January 1, 1991.

10(i) Memorandum of Performance No. 3 dated April 27, 1993, to the Master Agreement, Technology License, and Supply Agreement between the Company and Heidelberger Druckmaschinen Aktiengesellschaft, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1993.

10(j) Modification to Memorandum of Performance No. 3 dated April 27, 1993, to the Master Agreement, Technology License, and Supply Agreement between the Company and Heidelberger Druckmaschinen Aktiengesellschaft.+

10(k) Memorandum of Understanding No. 4 dated November 9, 1995, to the Master Agreement and Technology License and Supply Agreement between the Company and Heidelberger Druckmaschinen Aktiengesellschaft.****

10(l) Lease relating to real property located at 8 Commercial Street, Hudson, New Hampshire.

10(m) Lease relating to real property located at 9 Commercial Street, Hudson, New Hampshire.

10(n) Lease relating to real property located at 18-20 Hampshire Drive, Hudson, New Hampshire.

10(o) Development and Supply Agreement dated November 13, 1991, by and between the Company and Gans Ink & Supply Co., Inc.*

10(p)     Amendment  to  Employment  Agreement  between  the Company and Richard
          Williams.

10(q)     1991 Stock Option Plan.*

10(r)     1994 Stock Option Plan.+

10(s)     Non Employee Director Stock Option Plan.+

10(t) Memorandum of Understanding No.5 dated March 7, 1997 between the Company and Heidelberger Druckmashchinen Aktiengesellschaft. ****

10(u)     Loan Agreement between the Company and Citizens Bank, New Hampshire.

10(v) Revolving Line of Credit Promissory Note in favor of Citizens Bank, New Hampshire.

21        Subsidiaries of the Company.

23(a)     Consent of BDO Seidman LLP.

23(b)     Consent of Deloitte & Touche LLP.

27        Financial Data Schedule (for SEC use only)

(b) During the quarter ended December 28, 1996, no reports on Form 8-K were filed.

(c)       See Item 14(a)(3) above.

(d)       See Item 14(a)(2) above.
----------

* Incorporated by reference to the exhibit filed with the Company's Annual report on Form 10-K for the year ended December 31, 1991.

** Incorporated by reference to the exhibit filed with the Company's Form 8-K for the event dated February 15, 1996.

*** Previously filed as an exhibit with the Company's Form 10-K for the year ended December 30, 1995.

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

+ Incorporated by reference to the exhibit filed with the Company's Annual report on Form 10-K for the year ended December 31, 1994

                          INDEX TO FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----

Report of Independent Certified Public Accountants                     F-2

Independent Auditors' Report                                           F-3

Balance Sheets as of December 30, 1995,
   and December 28, 1996                                               F-4

Statements of Income for the Years Ended
   December 31, 1994, December 30, 1995,
   and December 28, 1996                                               F-5

Statements of Changes in Stockholders' Equity
   for the Three Years Ended December 28, 1996                         F-6-7

Statements of Cash Flows for the Years Ended
   December 31, 1994, December 30, 1995,
   and December 28, 1996                                               F-8

Notes to Financial Statements                                          F-9

Financial Statement Schedule:

   Schedule II - Valuation and qualifying accounts
      and reserves                                                     FS-1

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Presstek, Inc.
Hudson, New Hampshire

We have audited the accompanying balance sheets of Presstek, Inc. as of December 30, 1995 and December 28, 1996, and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Presstek, Inc. at December 30, 1995 and December 28, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP
    BDO SEIDMAN, LLP

New York, New York
February 21, 1997 (except for Note 11 as to which
                   the date is March 26, 1997)

INDEPENDENT AUDITORS' REPORT

Presstek, Inc.:

We have audited the accompanying statements of income, changes in stockholders' equity and cash flows of Presstek, Inc. for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects the results of operations and cash flows of Presstek, Inc. for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 4 to the Financial Statements, the Company changed its method of accounting for certain investments in debt and equity securities, effective January 1, 1994, to conform with Statements of Financial Accounting Standards No. 115.

/s/  DELOITTE & TOUCHE LLP
     DELOITTE & TOUCHE LLP

Bedford, New Hampshire
March 15, 1995

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                                 PRESSTEK, INC.

                                 BALANCE SHEETS

                                                        December 30,    December 28,
                                                            1995            1996
                                                        ------------    ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                          $  3,628,021    $  3,530,866
     Marketable securities                                 3,050,825       6,602,854
     Accounts receivable, net of allowance
       for doubtful accounts of $80,000 in 1995
       and $183,851 in 1996                                7,888,559      17,306,020
     Inventory                                             5,615,743      10,639,657
     Costs and estimated earnings in excess
       of billings on uncompleted contracts                  246,000       1,625,137
     Other current assets                                    350,031         855,287
                                                        ------------    ------------
         Total current assets                             20,779,179      40,559,821
                                                        ------------    ------------
PROPERTY, PLANT AND EQUIPMENT:
     Land                                                       --         2,426,827
     Buildings under construction                               --         3,873,157
     Machinery and equipment                               5,659,211      14,026,575
     Furniture and fixtures                                  372,889         681,648
     Leasehold improvements                                1,247,803       2,905,181
     Other                                                    34,498          34,498
                                                        ------------    ------------
         Total                                             7,314,401      23,947,886
     Less accumulated depreciation
       and amortization                                   (3,023,089)     (4,230,674)
                                                        ------------    ------------
         Property, plant and equipment, net                4,291,312      19,717,212
                                                        ------------    ------------
OTHER ASSETS:
     Goodwill, net                                              --         6,144,819
     Patent application costs and license rights, net      1,012,147       1,704,406
     Software development costs, net                         585,980         546,838
     Other                                                      --           150,000
                                                        ------------    ------------
         Total other assets                                1,598,127       8,546,063
                                                        ------------    ------------
         TOTAL                                          $ 26,668,618    $ 68,823,096
                                                        ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                   $  2,392,846    $  8,332,558
     Accrued expenses                                      1,091,036         802,692
     Accrued salaries and employee benefits                  458,300         686,090
     Billings in excess of costs and estimated
        earnings on uncompleted contracts                       --         1,355,130
                                                        ------------    ------------
         Total current liabilities                         3,942,182      11,176,470
                                                        ------------    ------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                               --           204,104
                                                        ------------    ------------
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; authorized
       1,000,000 shares; no shares issued or
       outstanding                                                --              --
     Common Stock, $.01 par value; authorized
       75,000,000 shares; issued and outstanding
       14,765,300 shares at December 30, 1995                147,653         153,923
       15,392,276 shares at December 28, 1996;
     Additional paid-in capital                           21,559,856      49,188,118
     Unrealized loss on marketable securities, net            (3,176)        (42,911)
     Retained earnings                                     1,022,103       8,143,392
                                                        ------------    ------------
     Stockholders' equity                                 22,726,436      57,442,522
                                                        ------------    ------------

         TOTAL                                          $ 26,668,618    $ 68,823,096
                                                        ============    ============


                        See notes to financial statements

                                 PRESSTEK, INC.

                              STATEMENTS OF INCOME
                               For the Years Ended

                                                December 31,     December 30,   December 28,
                                                    1994            1995            1996
                                                ------------    ------------    ------------
REVENUES:
         Product sales                         $  9,462,032    $ 20,028,548    $ 33,569,400
         Royalties and fees from licensees        7,055,826       7,582,908      15,058,169
                                               ------------    ------------    ------------
              Total revenues                     16,517,858      27,611,456      48,627,569
                                               ------------    ------------    ------------
COSTS AND EXPENSES:
         Cost of products sold                    6,944,268      14,923,968      21,825,697
         Engineering and product development      5,123,439       6,155,421       8,894,420
         Marketing                                1,225,756       1,727,301       2,587,490
         General and administrative               1,603,729       2,050,075       4,739,951
                                               ------------    ------------    ------------
              Total costs and expenses           14,897,192      24,856,765      38,047,558
                                               ------------    ------------    ------------
OTHER INCOME (EXPENSE):
         Dividend and interest                      407,977         327,213         786,095
         Other, net                                     166          (2,276)       (244,817)
                                               ------------    ------------    ------------
              Total other income - net              408,143         324,937         541,278
                                               ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                        2,028,809       3,079,628      11,121,289

PROVISION FOR INCOME TAXES                         (186,600)       (220,000)     (4,000,000)
                                               ------------    ------------    ------------
NET INCOME                                     $  1,842,209    $  2,859,628    $  7,121,289
                                               ============    ============    ============
WEIGHTED AVERAGE NUMBER
OF COMMON AND COMMON
EQUIVALENT SHARES                                14,865,344      15,855,076      16,581,254
                                               ============    ============    ============
NET INCOME PER COMMON AND
COMMON EQUIVALENT SHARE                        $        .12    $        .18    $        .43
                                               ============    ============    ============


                        See notes to financial statements

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   For the Three Years Ended December 28, 1996

                                                                                         Unrealized Loss
                                                            Common Stock      Additional  On Investments   Retained
                                                       --------------------     Paid-in      Available      Earning    Stockholders'
                                                         Shares      Amount     Capital      For Sale      (Deficit)      Equity
                                                         ------      ------     -------      --------      ---------      ------
BALANCE AT DECEMBER 31, 1993                           5,388,968   $ 53,890   $15,771,254    $    --      $(3,679,734)  $12,145,410
February through March 1994:
   Issuance of Common Stock relative to the exercise
   of warrants at $12.50 and $14.25 per share             50,000        500       668,250                                   668,750
August, 1994:
   Five for four stock split, effected in
   the form of a 25% stock dividend, net of
   fractional shares                                   1,410,235     14,102       (17,782)                                   (3,680)
January through December, 1994:
   Issuances of Common Stock relative to the
   exercise of incentive stock options at:
   $1.50 per share                                        54,361        544       341,126                                   341,670
   $1.20 per share                                        62,500        625        74,375                                    75,000
   Issuances of Common Stock relative to the
   exercise of nonqualified stock options at
   $5.00 - $16.75 per share                               74,856        748       612,963                                   613,711
   Issuances of Common Stock relative to the
   exercise of underwriters' warrants and unit
   warrants for cash at:
      $5.75 and $6.25 per share, respectively             95,254        953       570,571                                   571,524
      $4.60 and $5.00 per share, respectively             57,846        578       277,082                                   277,660
State tax benefit arising from stock option deductions                            140,000                                   140,000
Unrealized loss on marketable securities, net                                                 (199,334)                    (199,334)
Net income for the year                                                                                     1,842,209     1,842,209
                                                      ----------   --------   -----------    ---------    -----------   -----------
BALANCE AT DECEMBER 31, 1994                           7,194,020     71,940    18,437,839     (199,334)    (1,837,525)   16,472,920
January through December, 1995:
   Issuance of Common Stock relative to the
   exercise of incentive stock options at
   $10.00 - $15.55 per share                             112,877      1,129     1,628,242                                 1,629,371
   Issuance of Common Stock relative to the
   exercise of nonqualified stock options at
   $4.00 - $19.20 per share                              159,931      1,599     1,282,760                                 1,284,359
   Issuance of Common Stock relative to the
   exercise of underwriters' warrants
   and unit warrants for cash at $4.60 and $5.00
   per share, respectively                                22,500        225       107,775                                   108,000
May, 1995
   Two for One stock split effected in
   the form of a 100% stock dividend                   7,275,972     72,760       (72,760)                                       --
State tax benefit arising from stock option deductions                            176,000                                   176,000
Unrealized gain on marketable securities, net                                                  196,158                      196,158
Net income for the year                                                                                     2,859,628     2,859,628
                                                      ----------   --------   -----------    ---------    -----------   -----------
BALANCE AT DECEMBER 30, 1995                          14,765,300   $147,653   $21,559,856    $  (3,176)   $ 1,022,103   $22,726,436


                        See notes to financial statements


<

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   For the Three Years Ended December 28, 1996

                                                                                         Unrealized Loss
                                                            Common Stock      Additional  On Investments   Retained
                                                       --------------------     Paid-in      Available      Earning    Stockholders'
                                                         Shares      Amount     Capital      For Sale      (Deficit)      Equity
                                                         ------      ------     -------      --------      ---------      ------
BALANCE BROUGHT FORWARD
AT DECEMBER 30, 1995                                   14,765,300  $147,653   $ 21,559,856   $   (3,176)  $ 1,022,103  $ 22,726,436
January through December 1996
   Issuance of Common Stock relative
      to the exercise of incentive stock
      options at $10.00 - $52.75 per share                130,330     1,304      1,875,917                                1,877,221
   Issuance of Common Stock relative
      to the exercise of non-qualified
      stock options at $4.30 - $21.875 per share          213,800     2,138      1,703,915                                1,706,053
January, 1996
   Issuance of Common Stock relative
      to the private placements at $73.00 per share       282,846     2,828     20,205,930                               20,208,758
Costs relative to the private placement                                            (33,500)                                 (33,500)
Tax benefit arising from stock option deductions                                 3,876,000                                3,876,000
Unrealized loss on marketable securities, net                                                   (39,735)                    (39,735)
Net income for the year                                                                                     7,121,289     7,121,289
                                                      -----------  --------   ------------   ----------   -----------  ------------
BALANCE AT DECEMBER 28, 1996                           15,392,276  $153,923   $ 49,188,118   $  (42,911)  $ 8,143,392  $ 57,442,522
                                                      ===========  ========   ============   ==========   ===========  ============




                        See notes to financial statements

                                 PRESSTEK, INC.

                            STATEMENTS OF CASH FLOWS
                               For the Years Ended

                                                                           December 31,          December 30,           December 28,
                                                                                1994                 1995                  1996
                                                                           ------------          ------------          ------------
CASH FLOWS - OPERATING ACTIVITIES:
   Net income                                                              $  1,842,209          $  2,859,628          $  7,121,289
   Adjustments to reconcile net income
   to net cash provided by (used for)
   operating activities:
      Tax benefit arising from stock option deductions                          140,000               176,000             3,876,000
      Depreciation                                                              601,197               819,507             1,253,812
      Amortization                                                               55,639               178,529               785,007
      Provision for warranty and other costs                                    215,000               916,242               728,235
      Other, net                                                                (28,388)                2,276               107,211
   (Increase) decrease in:
      Accounts receivable                                                    (3,384,070)           (3,759,012)           (9,469,737)
      Inventory                                                              (1,562,606)           (3,165,578)           (5,036,014)
      Costs and estimated earnings in excess of
        billings on uncompleted contracts                                          --                    --                (605,556)
      Other current assets                                                     (532,375)              406,561              (475,203)
   Increase (decrease) in:
      Accounts payable and accrued expense                                     (126,332)            1,222,816             5,109,014
      Accrued salaries and employee benefits                                    105,134               109,516               168,989
      Billings in excess of costs and estimated
      earnings on uncompleted contracts                                            --                    --                 667,805
                                                                           ------------          ------------          ------------
              Net cash provided by (used for)
                  operating activities                                       (2,674,592)             (233,515)            4,230,852
                                                                           ------------          ------------          ------------
CASH FLOWS - INVESTING ACTIVITIES:
   Investment in subsidiary, net of cash acquired                                  --                    --              (7,456,020)
   Purchases of property and equipment                                       (1,746,470)           (2,387,379)          (16,389,751)
   Proceeds from sale of equipment                                               31,017                76,300                66,400
   Increase in other assets                                                    (674,200)             (561,261)             (851,051)
   Sales and maturities of
      marketable securities                                                   5,157,394             2,179,510             3,500,000
   Purchases of marketable securities                                        (2,095,152)                 --              (6,956,117)
                                                                           ------------          ------------          ------------
              Net cash provided by (used for)
                  investing activities                                          672,589              (692,830)          (28,086,539)
                                                                           ------------          ------------          ------------
CASH FLOWS - FINANCING ACTIVITIES:
   Net proceeds from sale of common
      stock and warrants                                                      2,544,635             3,021,730            23,758,532
                                                                           ------------          ------------          ------------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                             542,632             2,095,385               (97,155)
CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                                          990,004             1,532,636             3,628,021
                                                                           ------------          ------------          ------------
   END OF PERIOD                                                           $  1,532,636          $  3,628,021          $  3,530,866
                                                                           ============          ============          ============

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOWS INFORMATION -
      Cash paid during the period for income taxes                         $       --            $     52,000          $     45,000
                                                                           ============          ============          ============


                        See notes to financial statements

                                 PRESSTEK, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS

     Presstek, Inc. ("the Company" or "Presstek") was organized as a Delaware corporation on September 3, 1987 and was a development stage company through 1991. In September 1991, Heidelberger Druckmaschinen A.G. ("Heidelberg") the world's largest printing press manufacturer introduced the Company's initial spark discharge based imaging technology, in a jointly developed product, the Heidelberg GTO-DI. In 1993, after investing substantial effort and resources, the Company completed the development of PEARL(R), its high resolution semiconductor laser diode based imaging technology. PEARL's laser diode technology is capable of imaging various types of Presstek printing plates either off-press or on-press which may then be used to produce high quality, full-color lithographic printed materials. PEARL has completely replaced the Company's spark discharge technology. The GTO-DI was reintroduced with PEARL in September 1993. During the second quarter of 1995, the Company commenced shipments of Direct Imaging systems to be utilized on Heidelberg's Quickmaster DI 46-4. This press was introduced by Heidelberg in May 1995 to replace the GTO-DI which is no longer manufactured. Presstek is also engaged in the development of additional products and applications that incorporate its proprietary PEARL technologies and consumables, including both computer-to-plate and other direct-to-press applications. Shipments of Direct Imaging systems for the larger format Omni Adast (19" x 26") multicolor press began in December 1996. Also, during the first quarter of 1996, the Company began shipments of its PEARL platesetter, now referred to as the PEARLsetter. The Company is now building an installed base of customers which utilizes its proprietary consumable printing plates on PEARL equipped Heidelberg presses. During 1996, revenues generated under the Company's agreements with Heidelberg and revenues from Heidelberg's distributors represented 73% of the Company's total revenues. Prior to 1996, the Company relied on Heidelberg to generate substantially all of its revenues.

     Catalina Coatings, Inc. ("Catalina"), a corporation organized under the laws of Arizona on October 14, 1991, became a subsidiary of the Company in 1996 (see Note 3) and is engaged in the development, manufacture, and sale of vacuum deposition coating equipment, and licensing and sublicensing of patent rights with respect to a vapor deposition process to coat moving webs of material at high speeds. During 1996, a substantial part of Catalina's efforts were devoted to developing and manufacturing the equipment the Company believes it will require to manufacture PEARL thermal plates.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The financial statements include the accounts of the Company and its 90% owned subsidiary and the results of operations of the business acquisition (Note 3) since the beginning of fiscal 1996. Significant intercompany accounts and transactions have been eliminated.

     Fiscal Year - On January 19, 1995, the Company's Board of Directors determined to change its fiscal year from a calendar year ending December 31 to a fiscal year ending on the Saturday closest to December 31; accordingly, fiscal 1996 ended December 28 and fiscal 1995 ended December 30, 1995. Fiscal 1994, 1995, and 1996 each reflect 52 week periods. The first 53 week period will occur in fiscal 1997.

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

     Revenue Recognition - The Company records revenues on product sales and related royalties at the time of shipment. Certain fees and other reimbursements are recognized as revenue when the related services have been performed or the revenues otherwise earned.

     Revenues from fixed-price and modified fixed-price production contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to the estimated total of direct costs for each contract. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revisions become know.

     Product Warranties - The Company warrants its products against defects in material and workmanship for a period of one year. Anticipated future warranty costs are accrued by a charge to expense as products are shipped and the related revenue recognized. At December 30, 1995, and December 28, 1996, accrued expenses included accrued warranty costs of $601,000 and $514,000, and product replacement reserves for 1995 of $291,000. Product replacement activities were completed in 1996 and the reserve was fully utilized.

     Inventory - Inventory is valued at the lower of cost or market, with cost determined on the first-in, first-out method. At December 30, 1995, and December 28, 1996, inventory consisted of the following:

                                                    1995                 1996

Raw materials                                  $ 3,476,713           $ 6,155,277

Work in process                                  1,713,382             3,532,724

Finished goods                                     425,648               951,656
                                               -----------           -----------
     Total                                     $ 5,615,743           $10,639,657
                                               ===========           ===========


     Property and Equipment - Property and equipment are stated at cost and are depreciated using a straight-line method for both financial reporting and for tax purposes over their estimated useful lives (ranging from 3 to 10 years). Leasehold improvements are amortized over the life of the lease for financial reporting purposes and a required longer period for tax purposes.

     Goodwill - The excess of cost over the fair value of net assets acquired, which relates to the Company's acquisition of Catalina (Note 3), of $6,469,000 is being amortized over a twenty year period using the straight line method. Amortization expense was $324,800 for the year ended December 28, 1996.

     Patent Applications Costs and License Rights - Patent application costs represent the expense of preparing and filing applications to patent the Company's proprietary technologies, in addition to certain patent and license rights acquired in the acquisition of Catalina. Such costs are amortized against income over a period ranging from five to seven years, beginning on the date the patents or rights are issued or acquired. Amortization expense for the years ended December 31, 1994, December 30, 1995, and December 28, 1996, was $55,639, $72,530, and $212,055, respectively.

     Software Development Costs - Software development costs for products and certain product enhancements are capitalized subsequent to the establishment of their technological feasibility (as defined in Statement of Financial Accounting Standards No. 86) based upon the existence of working models of the products which are ready for initial customer testing. Costs incurred prior to such technological feasibility or subsequent to a product's general release to customers are expensed as incurred. Prior to 1994, the Company did not incur material costs subject to capitalization. Through 1996, the Company incurred and capitalized $895,000 of costs subject to capitalization. Amortization of these costs commenced in 1995 when the related product was released to customers. Amortization for 1995 and 1996 was $98,500 and $249,500, respectively, based upon the ratio that current gross revenues bear to total estimated gross revenues, which was an amount greater than amortization on a straight-line method over the estimated economic life of the product from three to five years. Based upon current sales estimates, software costs are expected to be fully amortized in less than three years.

     Non-Competition and Confidentiality Covenants - The consideration paid by the Company to the selling shareholders of Catalina with respect to non-competition and confidentiality is being amortized over a four year period using the straight line method.

     Research and Development Costs - Research and development costs are expensed as incurred for financial reporting purposes. Such costs aggregated $5,123,439, $6,155,421, and $8,894,420 for the years ended December 31, 1994,
December 30, 1995, and December 28, 1996, respectively.

     Cash Flows Information - For purposes of reporting cash flows, the Company considers all savings deposits, certificates of deposit, and money market funds and deposits purchased with a maturity of three months or less to be cash equivalents. At December 30, 1995, and December 28, 1996, cash and cash equivalents consisted of cash balances on deposit and money market funds.

     Reclassification   -  Various   accounts  in  the  prior  years'  Financial
Statements have been reclassified for comparative purposes to conform with the presentation in the current-year Financial Statements.

     Long-Lived Assets - Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No write downs were necessary for the years ended December 30, 1995 and December 28, 1996.

     Stock-Based Compensation - The Company has not adopted the optional fair value based method for accounting for stock options granted to employees, as permitted by Statement of Financial Accounting Standards No. 123, ("SFAS 123") "Accounting for Stock-Based Compensation", which is effective for transactions entered into in fiscal years that begin after December 15, 1995. See Note 8 of the financial statements.

3.   BUSINESS ACQUISITION

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

     A portion of the funds  raised from the private  placements  referred to in
Note 8 were utilized to complete the acquisition.

     The acquisition was accounted for as a purchase and, accordingly, the results of Catalina's operations have been included in the Company's 1996 financial statements.

     The   purchase   price,   plus   aquisition   costs  of  $240,000,  net  of
non-competition and confidentiality covenants, has been allocated to assets acquired and liabilities assumed based on fair market value at the date of acquisition, as follows:

          Current Assets                                       $ 1,976,000
          Property and Equipment                                   329,000
          Other Assets                                             222,000
          Intangibles                                              443,000
          Goodwill                                               6,469,000
          Current Liabilities                                    ( 999,000)
                                                               -----------
                                                               $ 8,440,000
                                                               ===========

     During 1996, a substantial part of Catalina's efforts were devoted to developing and manufacturing the equipment the Company believes it will require to manufacture PEARL thermal printing plates. Catalina's 1996 revenues, after eliminating significant intercompany accounts and transactions, totaled approximately $1,950,000, and its results of operations were not material to the Company.

     The following unaudited pro forma summary combines the consolidated results of operations of the Company and Catalina as if the acquisition had occurred at the beginning of fiscal 1995, after giving effect to certain adjustments including the amortization of excess of cost over net assets acquired and to eliminate the effect of intercompany transactions. This pro forma summary for fiscal 1995 does not necessarily reflect the results of operations as they would have been if the Company and Catalina had constituted a single entity during the period, and is not necessarily indicative of results which may be obtained in the future.

           Revenues                           $32,754,000
                                              ===========

           Costs and expenses                 $29,160,000
                                              ===========

           Net income                         $ 3,809,000
                                              ===========

           Net income per common
           and common equivalent share               $.24
                                                     ====

4.   MARKETABLE SECURITIES

     Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Marketable Securities are classified as available for sale and consist of United States Treasury Notes having maturity dates of more than three months, and are stated at fair value.

     Contractual maturities of securities as of December 28, 1996, were as follows: February 1997 - $2,500,000; July 1997 - $1,000,000; December 1997 -
$2,000,000; April 1998 - $1,000,000. Aggregate net unrealized holding losses of $3,176 and $42,911 at December 30, 1995, and December 28, 1996, respectively, have been included as a separate component of stockholders' equity in the accompanying balance sheets.


Certain information with respect to the Company's marketable securities as of December 30, 1995, and December 28, 1996, is presented below:

                                                  1995              1996
                                                  ----              ----
                                                 Total              Total
                                                 -----              -----

Amortized Cost                               $ 3,054,001      $ 6,645,765
Gross Unrealized                                   7,810
   Holding Gains
Gross Unrealized
   Holding Losses                                (10,986)         (42,911)
                                             -----------      -----------
Fair Value                                   $ 3,050,825      $ 6,602,854
                                             ===========      ===========

For the years ended December 30, 1995, and December 28, 1996, the Company received proceeds from the sale or maturity of available for sale securities of $2,179,510 and $3,500,000 and recorded net realized losses of $28,024 in 1995. In computing such realized losses, cost was determined using the specific cost method.

5.   NET INCOME PER COMMON SHARE

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

          A summary of the calculations for the years ended December 31, 1994, December 30, 1995, and December 28, 1996, follows:

                        (In Thousands, Except Per Share)

                                                          1994                          1995                          1996
                                                -----------------------       -----------------------       ------------------------
                                                                 Fully                        Fully                          Fully
                                                 Primary        Diluted       Primary        Diluted        Primary         Diluted
                                                --------       --------       --------       --------       --------       --------
Net Income                                      $  1,842       $  1,842       $  2,860       $  2,860       $  7,121       $  7,121
                                                ========       ========       ========       ========       ========       ========
Weighted average common
   shares outstanding                             14,026         14,388         14,562         14,562         15,189         15,189
Common equivalent shares
   from assumed conversion
   of outstanding options
   and warrants
   whose effect
   are not antidilutive
   on earnings per share                           1,938          2,131          1,742          1,770          1,736          1,736

Less shares assumed
   repurchased using the
   treasury method for
   calculation of net
   shares outstanding                             (1,099)          (917)          (449)          (239)          (344)          (344)
                                                --------       --------       --------       --------       --------       --------
Weighted average common
   and common equivalent
   shares outstanding                             14,865         15,602         15,855         16,093         16,581         16,581
                                                ========       ========       ========       ========       ========       ========

Net income per common
   and common equivalent
   shares                                       $    .12       $    .12       $    .18       $    .18       $    .43       $    .43
                                                ========       ========       ========       ========       ========       ========

6.   INCOME TAXES

     The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. The primary objectives of accounting for income taxes are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company's financial statements or tax returns.

     The components of the provision for income taxes for the years ended December 31, 1994, December 30, 1995, and December 28, 1996, were as follows:


                                                1994        1995         1996
                                            ----------   ----------   ----------
Current tax expense - State                 $   46,600   $   44,000   $  124,000

Charge in lieu of income taxes:

     Federal                                      --           --      3,360,000
     State                                     140,000      176,000      516,000

Change in deferred tax asset - net                --           --           --
                                            ----------   ----------   ----------
Total provision                             $  186,600   $  220,000   $4,000,000
                                            ==========   ==========   ==========

     The charges in lieu of income taxes included in the 1994, 1995, and 1996 provision for income taxes represent the tax benefit arising from stock option deductions. No charge in lieu of federal income taxes was required for 1994 or 1995 due to the availability of federal net operating loss carryforwards for accounting purposes. The tax benefit related to such stock option deductions has been credited to shareholders' equity.

     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax assets and liabilities consisted of the following at December 30, 1995, and December 28, 1996:


                                                        1995            1996
                                                    -----------     -----------
Deferred tax assets:
   Net operating loss carryforwards                 $ 5,600,000     $ 7,660,000
   Tax credits                                          350,000         500,000
   Warranty provisions and other accruals               640,000         635,000
                                                    -----------     -----------
      Gross deferred tax assets                       6,590,000       8,795,000
                                                    -----------     -----------

Deferred tax liabilities:
   Patent applications costs                            368,000         463,000
   Accumulated depreciation and amortization            187,000         282,000
                                                    -----------     -----------
      Gross deferred tax liabilities                    555,000         745,000
                                                    -----------     -----------

                                                      6,035,000       8,050,000

Less valuation allowance                             (5,985,000)     (8,000,000)
                                                    -----------     -----------
Deferred tax asset - net                            $    50,000     $    50,000
                                                    ===========     ===========

     The $50,000 deferred tax asset was included in other current assets at December 30, 1995, and December 28, 1996. The valuation allowance increased $195,000, $3,057,000, and $2,015,000 in 1994, 1995, and 1996, respectively.

     The difference between income taxes at the United States federal income tax rate and the effective income tax rate was as follows for the years ended December 31, 1994, December 30, 1995, and December 28, 1996:

                                                           1994    1995    1996
                                                           ----    ----    ----
Computed at federal statutory rate                           34%     34%     34%
Increase (decrease) resulting from:
   Expenses producing no current tax benefit                  2%     11%      1%
   State tax, net of federal benefit                          7%      7%      4%
   Alternative minimum tax                                    2%     -%      -%
   Net operating loss carryforwards                          -28%    -42%    -%
   Deductions for tax purposes in excess of
      expenses for financial statement purposes              -7%     -%      -2%
   Patent perfection costs and other                         -1%     -3%     -1%
                                                           ----    ----    ----
          Effective rate, net                                 9%      7%     36%

     As of December 28, 1996, the Company had net operating loss carryforwards totaling approximately $28,550,000 resulting from compensation deductions for tax purposes relative to stock option plans. To the extent net operating losses resulting from stock option plan compensation deductions become realizable, the benefit will be credited directly to additional paid in capital. The amount of the net operating loss carryforwards which may be utilized to offset future taxable income, when earned, may be subject to certain limitations, based upon changes in the ownership of the Company's Common Stock. The following is a breakdown of the net operating losses and their expirations dates:

                                                     Amount of remaining
            Expiration date                   net operating loss carryforwards
            ---------------                   --------------------------------
                  2005                                          $ 2,230,000
                  2006                                          $ 5,020,000
                  2008                                          $    50,000
                  2009                                          $   500,000
                  2010                                          $ 8,750,000
                  2011                                          $12,000,000

     In addition, the Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) of approximately $500,000 which are available to offset future income tax liabilities when incurred.

7.   RELATED PARTIES

     During the years ended December 31, 1994, and December 30, 1995, the Company made various sales to Howtek, Inc. totaling approximately $114,500 and $23,250, respectively. During 1996, the Company made equipment purchases from Howtek totaling $53,721. Mr. Robert Howard, Chairman and a principal stockholder of the Company, is the Chairman of the Board of Directors and a principal stockholder of Howtek and the father of Dr. Lawrence Howard. Dr. Howard served as Vice Chairman of the Board through February 1996. Dr. Howard currently serves as a director to the Company.

     The Company subleases certain of its office facilities from Mr. Robert Howard, Chairman, as a tenant-at-will. Payments totaled $35,379, $35,400 and $35,513, respectively, for the years ended December 31, 1994, December 30, 1995, and December 28, 1996. Mr. Howard was paid $100,000 during 1994 and $110,000 during 1995 as a bonus for consulting services rendered. The Company paid Mr. Howard $125,000 for consulting services provided to the Company during 1996.

     During 1996, the Company recorded sales of equipment and consumables to Pitman Company of $3,379,000: and at December 28, 1996 the Company had accounts receivable from Pitman of $2,279,000. John Dreyer, who has been a director of the Company since February 1996, is Pitman's President and Chief Executive Officer.

8.   STOCKHOLDERS' EQUITY

     References herein to shares, options, warrants and the prices per share have been restated for the 1994 and 1995 stock splits, effected in the form of stock dividends, referred to in Note 5.

     Preferred Stock - The Company' certificate of incorporation empowers the Board of Directors, without stockholder approval, to issue up to 1,000,000 shares of $.01 par value preferred stock, with dividend, liquidation, conversion, and voting or other rights to be determined upon issuance by the Board of Directors.

     Restricted Stock Purchase Plan - On August 22, 1988, the Company adopted a Restricted Stock Purchase Plan ("the Purchase Plan") authorizing the sale of up to 125,000 shares of Common Stock to its employees at a price to be determined by the Board of Directors, but in no event to be less than $.01 per share or greater than 110% of the then fair market value. At December 28, 1996, after adjustment for the 1994 and 1995 splits 40,000 shares remained available for sale.

     Stock Option Plans - On August 22, 1988, the Company adopted the 1988 Stock Option Plan (the "1988 Plan"), and effective August 19, 1991, the Company adopted the 1991 Stock Option Plan (the "1991 Plan"), and effective April 8, 1994, the Company adopted the 1994 Stock Option Plan (the "1994 Plan"). Each plan originally provided for the award, to key employees and other persons, options to purchase up to 500,000 shares of the Company's Common Stock. As a result of the 1994 and 1995 stock splits, the number of shares of Common Stock issuable upon exercise of outstanding options granted under the above plans and upon exercise of options available for future grants increased by 25% and 100%, respectively. Options granted under the plans may be either Incentive Stock Options ("ISOs") or Nonqualified Options. Generally, ISOs may only be granted to employees of the Company, at an exercise price of not less than fair market value of the stock at the date of grant. Nonqualified Options may be granted to any person, at any exercise price. Nonqualified Options may be granted to any person, at any exercise price not less than par value, within the discretion of the Board of Directors or a committee appointed by the Board of Directors ("Committee"). Any options granted will generally become exercisable in increments over a period not to exceed ten years from the date of grant, to be determined by the Board of Directors or Committee, and generally will expire not more than 10 years from the date of grant.

     Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", requires the Company to provide pro forma disclosure of net income and earnings per share as if the optional fair value method had been applied to determine compensation costs for the Company's Stock Option plans. The Company has used the Black-Scholes option-pricing model to estimate the fair value of each stock option issued in 1995 and 1996. The following weighted average assumptions were also used: a risk-free interest rate of 6.0%; an expected option life of 4.0777 years; expected volatility of 68.3074 percent and no dividends paid.

Accordingly, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

                                                      1995                  1996
                                             -------------         -------------
Net income
  As reported                                $   2,859,628         $   7,121,289
  Pro forma                                      2,303,720               249,000

Net income per
common and common
equivalent share
   As reported                                         .18                   .43
   Pro forma                                           .15                   .02

     The above pro forma net income and net income per share do not recognize the related tax benefits in 1995 and 1996 of $118,000 and $2,470,000 respectively, as these deferred tax assets would be fully offset by a valuation allowance.

The following table summarizes information about stock options outstanding at December 28, 1996.

                                          $5.70         $11.00          $36.00           $55.25          $75.50           $5.70
Range of exercise prices              to $10.00      to $25.00       to $55.00        to $73.00       to $99.25       to $99.25
                                      ---------      ---------       ---------        ---------       ---------       ---------
Outstanding Options
  Number outstanding
    at December 28, 1996                673,267       724,749          62,250          180,400         145,500       1,786,166
  Weighted-average remaining
    contractual life (years)                1.3           3.4             4.5              5.1             4.4             2.9
  Weighted-average exercise price     $    7.46    $    16.89      $    49.68         $  69.88        $  87.75      $    25.61

Exercisable options
  Number outstanding
    at December 28, 1996                594,363       250,903           7,125           80,000            --           924,781
  Weighted-average exercise  price    $    7.30    $    16.59      $    51.35         $  71.00            --        $    14.20

     Information concerning incentive stock option activity under the 1988, 1991, and 1994 plans for the years ended December 31, 1994, December 30, 1995, and December 28, 1996, is summarized as follows:

                                                                                           Weighted
                                             Option              Option price            average price        Options
                                             Shares               per share                per share        Exercisable
                                             ------               ---------                ---------        -----------
Outstanding at December 31, 1993                438,250      $  .60  - $25.00               $ 5.59            289,608
                                                                                                              =======
Granted                                         509,000      $15.55  - $19.50               $15.71
Exercised                                      (253,872)     $  .60  - $10.00               $ 1.64
Cancelled/Expired                              ( 17,188)     $10.00  - $25.00               $20.91
                                                -------
Outstanding at December 31, 1994                676,190      $10.00  - $19.50               $14.29             12,591
                                                                                                               ======
Granted                                          34,500      $41.375 - $52.75               $51.60
Exercised                                      (122,164)     $10.00  - $15.55               $13.34
Cancelled/Expired                                    --

Outstanding at December 30, 1995                588,526      $10.00  - $52.75               $16.68             76,279
                                                -------                                                        ======
Granted                                          13,750      $51.00  - $71.00               $67.33
Exercised                                      (130,330)     $10.00  - $52.75               $14.40
Cancelled/Expired                                    --
                                                -------
Outstanding at December 28, 1996                471,946      $10.00  - $71.00               $18.78            124,383
                                                =======                                                       =======

     The proceeds to the Company from incentive stock options exercised during the years ended December 31, 1994, December 30, 1995, and December 28, 1996, totaled $416,670, $1,629,371, and $1,877,221, respectively.

     Information concerning nonqualified stock option activity under the 1988, 1991, and 1994 Plans for the years ended December 31, 1994, December 30, 1995, and December 28, 1996, is summarized as follows:

                                                                                             Weighted
                                                   Option           Option price           average price       Options
                                                   Shares            per share               per share       Exercisable
                                                   ------            ---------               ---------       -----------
Outstanding at December 31, 1993                 1,118,604      $  2.00  -  $ 9.70             $ 5.78           865,543
                                                                                                                =======

Granted                                            421,998      $  9.70  - $ 25.00             $17.33
Exercised                                        ( 183,074)     $  2.00  - $  6.70             $ 3.35
Cancelled/Expired                                (   4,844)     $  5.90  - $ 14.60             $ 7.04
                                                 ---------

Outstanding at December 31, 1994                 1,352,684      $   2.00 - $ 25.00             $ 9.71           878,802
                                                                                                                =======
Granted                                             52,750      $  22.31 - $ 62.00             $37.69
Exercised                                        ( 210,096)*    $   2.00 - $ 15.55             $ 6.11
Cancelled/Expired                                (     468)     $   6.10 - $  6.10             $ 6.10
                                                 ---------
Outstanding at December 30, 1995                 1,194,870      $   4.30 - $ 62.00             $11.58           802,800
                                                                                                                =======

Granted                                            301,150      $  56.00 - $ 99.25             $77.80
Exercised                                         (213,800)     $   4.30 - $21.875             $ 7.98
Cancelled/Expired                                (     500)     $  48.00 - $ 48.00             $48.00
                                                 ---------

Outstanding at December 28, 1996                 1,281,720      $   5.70 - $ 99.25             $27.72           785,510
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

     The proceeds to the Company from nonqualified stock options exercised during the years ended December 31, 1994, December 30, 1995, and December 28, 1996, totaled $613,711, $1,284,359, and $1,706,053, respectively.

     Director Stock Option Plan - Effective December 1993, the Company adopted its Nonemployee Director Stock Option Plan (the "Director Plan"). Only nonemployee directors of the Company (other than Robert Howard or Dr. Lawrence Howard) are eligible to receive grants under the Director Plan. The Director Plan provides that eligible directors automatically receive a grant of options to purchase 5,000 shares of Common Stock at fair market value upon first becoming a director and, thereafter, an annual grant, in January of each year, options to purchase 2,500 shares at fair market value. Options granted under this plan become 100% exercisable after one year and terminate five years from date of grant. Information concerning activity under this plan for the years ended December 31, 1994, December 30, 1995, and December 28, 1996, is summarized as follows:

                                                                                          Weighted
                                                Option         Option price             average price         Options
                                                Shares           per share                per share         Exercisable
                                                ------           ---------                ---------         -----------
Outstanding at December 31, 1993                    --                                                                 --
                                                                                                          ===============
Granted                                         12,500            $11.00                   $11.00
Exercised                                           --
Cancelled/Expired
                                                    --
                                                ------
Outstanding at December 31, 1994                12,500            $11.00                   $11.00                      --
                                                                                                          ===============

Granted                                         10,000           $24.375                   $24.375
Exercised                                           --
Cancelled/Expired
                                                    --
                                                ------
Outstanding at December 30, 1995                22,500      $11.00  - $24.375              $16.94                  12,500
                                                                                                          ===============

Granted                                         10,000      $94.75  - $97.00               $95.88
Exercised                                           --
Cancelled/Expired
                                                    --
                                                ------
Outstanding at December 28, 1996                32,500      $11.00  - $97.00               $44.23                  22,500
                                                ======                                                    ===============

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

     Other - During February 1996, the Company completed private placements of an aggregate of 282,846 shares of its Common Stock for gross proceeds of $20,208,758 to a limited number of domestic individual and institutional investors, net of costs of $33,500. A portion of the proceeds was used to acquire Catalina as described in Note 3.

     On January 20, 1992, in consideration of the payment by Union Bank of Switzerland (the "Bank") to the Company of $25,000, the Company issued to the Bank a warrant which, entitled the Bank or its assigns to purchase from the Company 25,000 shares of Common Stock at $26.00 per share, which was subsequently amended to $14.25 per share. The Warrant was exercised during March 1994, generating proceeds to the Company of $356,250.

     On February 11, 1994, the Company issued 25,000 shares of Common Stock, at $12.50 per share, to a consultant, in consideration of payment of $312,000 pursuant to the exercise of a warrant granted on August 12, 1992.

9.   COMMITMENTS

     The Company leases its various facilities under noncancelable operating leases, many of which contain renewal options. The agreements generally require minimum monthly rents, adjusted annually, plus a pro rata share of real estate taxes and certain other expenses. Total rental expenses on the agreements was $201,500, $296,000, and $517,900 for 1994, 1995, and 1996, respectively.

     As of December 28, 1996, future minimum lease payments under these agreements were as follows:

                           1997                               $  414,545
                           1998                                  304,652
                           1999                                  217,286
                           2000                                  129,186
                                                              ----------
                           Total                              $1,065,669
                                                              ==========

     The Company is currently constructing two new facilities; a 60,000 square foot facility in Tucson, Arizona for Catalina, and a 100,000 square foot manufacturing facility in Hudson, New Hampshire. The Hudson manufacturing facility is expected to accommodate the Company's new plate manufacturing operations, which will utilize a new vacuum deposition coating system currently being developed and built for the Company by Catalina, along with the necessary plate finishing and packaging equipment. The Company estimates that the total capital cost of these projects, including land purchases, to be approximately $30,000,000.

     During the year ended December 28, 1996, the Company expended approximately $2,427,000 for the land purchases and approximately $3,875,000 for the land improvements and construction of the two new facilities. As of December 28, 1996, the Company had outstanding purchase commitments of approximately $7,280,000 with respect to the new facilities. In addition, the Company expended approximately $7,809,000 for the new plate manufacturing and packaging equipment. As of December 28, 1996, the Company had outstanding purchase commitments of approximately $8,448,000 with respect to the plate manufacturing and packaging equipment.

10.  HEIDELBERG AGREEMENTS

     In January 1991, the Company entered into a master agreement (The "Master Agreement"), a technology license agreement (the "Technology License"), and a supply agreement (the "Supply Agreement") which expired December 1995; (the foregoing agreements being sometimes collectively referred to herein as the "Heidelberg Agreements") with Heidelberg. Pursuant to this series of related agreements, as amended, the Company and Heidelberg agreed to certain terms relating to the integration of the Company's proprietary Direct Imaging technology into various presses manufactured by Heidelberg and certain of its related parties (the "Heidelberg Presses") and the manufacture of components for and the commercialization of such presses.

     Pursuant to the Heidelberg Agreements, the Company granted Heidelberg certain exclusive rights, subject to the satisfaction of certain conditions, for the use of the Direct Imaging technology for the Quickmaster DI format size. In consideration of such rights, Heidelberg agreed to pay to the Company royalties on the net sales prices of various specified types of Heidelberg Presses.

     The Heidelberg Agreements and Amendments further provide for the Company to supply Direct Imaging systems to Heidelberg at specified rates, among other things, engineering and development work based upon work projects and budgets agreed to by the Company and Heidelberg. The terms of the Heidelberg Agreements are for periods ending in December 2011 in the case of each of the Master Agreement and Technology License. The Heidelberg Agreements also contain, among other things, certain early termination provisions and extension provisions.

     The Company also granted Heidelberg a forty-five month exclusive license expiring in January 1997 for the manufacture and sale of the Quickmaster DI which uses PEARL technology. After the initial forty-five month period, Heidelberg's rights remain exclusive subject to the Company's right to terminate such exclusivity on three months' written notice to Heidelberg. Certain other modifications have been made to the exclusive arrangements under the previous agreements between Heildelberg and the Company which provide for a non-exclusive license for the balance of the term of the original agreement.

     In November 1995, the Company and Heidelberg agreed (the "November Agreement") to certain other arrangements whereby the Company was provided with incremental engineering revenue, certain price increases, and modifications of the Quickmaster DI royalty billing and payment terms by Heidelberg. The Master Agreement was also modified by the November Agreement to provide Heidelberg with a fixed royalty rate on the Quickmaster DI. These arrangements were made as a result of a schedule change requested by Heidelberg in November 1995 to reduce the number of PEARL imaging systems being manufactured by the Company each month for Heidelberg from the amount then being produced. The production schedule for Quickmaster DI imaging systems was subsequently increased by Heidelberg in September 1996, requiring the Company to produce three systems per day (60 per month) commencing in April 1997. In March 1997, the production schedule was further increased, requiring the Company to manufacture four systems per day (80 per month) commencing in September 1997, and the Company and Heidelberg agreed to a fixed royalty rate for the Direct Imaging systems, subject to Heidelberg maintaining an exclusive license on the Quickmaster DI.

11.  OTHER INFORMATION



     On October 15, 1996, the Company was notified that an arbitration panel of the International Chamber of Commerce issued its Award in the arbitration proceeding commenced against the Company by AGFA Gevaert NV. ("Agfa") in June, 1995. The Award directs Agfa to transfer to the Company Agfa's U.S. Patent No. 5,378,580 including its underlying applications, return to the Company all copies of confidential information that the Company provided to Agfa, and reimburse the Company's legal expenses in the arbitration in the amount of $769,140. Agfa has complied with the financial terms of the Award and has assigned to the Company the foregoing patent and underlying applications. Agfa has also returned to the Company the confidential documents which Agfa asserts constitutes full compliance with its obligation to return such material as required by the Award. The arbitrators rejected the request for affirmative relief sought by Agfa in the arbitration.

     The Company has been advised that the Securities and Exchange Commission (the "Commission") has entered a formal order of private investigation with respect to activities by certain unnamed persons and entities in connection with the securities of the Company. The Company has been advised by its counsel that the investigation includes, among other things, trading in the Company's securities as well as the adequacy and accuracy of statements made by the Company and others. In that connection, the Company and some of its officers, directors and employees have received subpoenas duces tecum requesting them to produce certain documents and testify, and have complied with those subpoenae. The Company has not been advised by the Staff of the Commission that the Staff intends to recommend to the Commission that it initiate a proceeding against the Company in connection with the foregoing investigation.

     Since June 28, 1996, several class action lawsuits were filed against the Company and certain other defendants, including, but not limited to the Company's officers and directors.

These actions have been consolidated in the United States Distict Court, District of New Hampshire, and a single consolidated amended complaint has been filed by lead counsel for the plantiffs. In addition, two actions have been filed derivatively, on behalf of the Company, one in the Chancery Court of the State of Delaware and the other in the United States District Court, District of New Hamphsire.

     The lawsuits each contain a variety of allegations including, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, violations of Section 20(a) of the Exchange Act, common law fraud and deceit, negligent misrepresentation and waste of corporate assets. The allegations include claims that the Company issued false and misleading financial statements, and failed to properly disclose (a) adverse information concerning the Company's patents; (b) The nature and extent of the investigation by the Securities and Exchange Commission; and (c) the backlog of orders from, supply contracts with, and orders received by its principal customer. The Company's officers and directors are alleged to have sold the Company's stock while in possession of material non-public information. The plaintiffs generally are seeking to recover unspecified damages and reimbursement of their costs and expenses incurred in connection with the action. Moreover, the plaintiff in the derivative action in Delaware is also seeking a return to the Company of all salaries and the value of other remuneration paid to the defendants by the Company during the time they were in breach of their fiduciary duties and an accounting of and/or constructive trust on the proceeds of defendants trading activities in the Common Stock.

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

12.  LINE OF CREDIT

     On December 18, 1996, the Company entered into an agreement with Citizens Bank New Hampshire for a revolving line of credit loan under which the Company may borrow a maximum of $10,000,000 for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary, Catalina Coatings, Inc. and secured by its assets. Under the terms of the revolving credit agreement, the Company is required to meet certain financial covenants on a quarterly and annual basis. Interest on the line of credit is payable at the LIBOR rate plus 1.75% (7.34% at December 28, 1996). The loan agreement terminates on July 31, 1997, at which date, the entire principal and accrued interest is due and payable. As of December 28, 1996, the Company had $10,000,000 available under the line.

                                 PRESSTEK, INC.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                                   Balance at     Charged to        Charged to           Charges          Balance at
                                                   Beginning       Costs and       Other Account       Add (Deduct)          End
Year          Description                           of Year        Expenses          Describe           Describe           of Year
----          -----------                           -------        --------          --------           --------           -------
1994    Allowance for doubtful
            accounts                               $ 22,610     $         --      $         --        $          -- (1)     $ 22,610
                                                   ========     ==============    ==============     ==============         ========
          Warranty reserve                           77,444            215,000              --              (93,360)(2)      199,084
                                                   ========     ==============    ==============     ==============         ========
          Equipment replacement
             reserve                                400,980                --               --             (373,230)(3)       27,750
                                                   ========     ==============    ==============     ==============         ========

1995    Allowance for doubtful
            accounts                                 22,610             57,502              --                 (112)(1)       80,000
                                                   ========     ==============    ==============     ==============         ========
          Warranty reserve                          199,084            467,500              --              (65,370)(2)      601,214
                                                   ========     ==============    ==============     ==============         ========
          Equipment replacement
             reserve                                 27,750            291,240              --              (27,750)(3)      291,240
                                                   ========     ==============    ==============     ==============         ========

1996    Allowance for doubtful
            accounts                                 80,000            114,518              --              (10,667)(1)      183,851
                                                   ========     ==============    ==============     ==============         ========
          Warranty reserve                          601,214            215,698              --              (302,892(2)      514,020
                                                   ========     ==============    ==============     ==============         ========
          Equipment replacement
             reserve                                291,240                --               --             (291,240)(3)         --
                                                   ========     ==============    ==============     ==============         ========


(1)     Allowance for doubtful accounts

(2)    Warranty expenditures

(3)    Equipment replacement

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PRESSTEK, INC.

Dated:   March 27, 1997                        By:  /s/ Richard A. Williams
                                                    ------------------------
                                                         Richard A. Williams
                                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf on the registrant and in the capacities and on the dates indicated.

         Signature                             Title                                             Date
         ---------                             -----                                             ----
 /s/ Richard A. Williams            Chief Executive Officer,                               March 27, 1997
-------------------------------     Secretary and Director
Richard A. Williams                 (Principal Executive Officer)

 /s/ Robert E. Verrando             President, Chief Operating                             March 27, 1997
-------------------------------     Officer and Director
Robert E. Verrando

 /s/ Robert Howard                  Chairman of the Board and                              March 27, 1997
-------------------------------     Director
Robert Howard

 /s/ Dr. Lawrence Howard            Director                                               March 27, 1997
-------------------------------
Dr. Lawrence Howard

 /s/ Harold N. Sparks               Director                                               March 27, 1997
-------------------------------
Harold N. Sparks

 /s/ Bert DePamphilis               Director                                               March 27, 1997
-------------------------------
Bert DePamphilis

 /s/ John W. Dreyer                 Director                                               March 27, 1997
-------------------------------
John W. Dreyer

 /s/ Glenn J. DiBenedetto           Chief Financial Officer                                March 27, 1997
-------------------------------     (Principal Financial and
Glenn J. DiBenedetto                Accounting Officer)
