Form 10-Q
period 1997-03-29
PRESSTEK INC /DE/
filed 1997-05-13
CIK 846876

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 29, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

                         Commission file number 0-17541

                                 PRESSTEK, INC.
             (Exact name of registrant as specified in its charter)

   Delaware                                                   02-0415170
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

 8-9 Commercial Street, Hudson, New Hampshire                  03051-3907
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (603)595-7000

               Former name, former address and former fiscal year,
                         if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 7, 1997, there were 15,456,271 shares outstanding of the Registrant's common stock, $.01 par value per share.

                                 PRESSTEK, INC.

                                      INDEX

                                                                           PAGE

PART I            FINANCIAL INFORMATION

   Item 1  Financial Statements

           Balance Sheets as of
           March 29, 1997 (unaudited)
           and December 28, 1996                                              3

           Statements  of Income for the
           three month  periods ended
           March 29, 1997 and March 30, 1996
           (unaudited)                                                        4

           Statements of Cash Flows for the
           three month periods ended
           March 29, 1997 and March 30, 1996
           (unaudited)                                                        5

           Notes to Financial Statements
           (unaudited)                                                        6

   Item 2  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     11

PART II           OTHER INFORMATION                                          17

   Item 1  Legal Proceedings

   Item 6  Exhibits and Reports on Form 8-K


Signatures                                                                   18

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                                 PRESSTEK, INC.
                                 BALANCE SHEETS


                                                      March 29,     December 28,
                                                        1997            1996
                                                   ------------    ------------
                                                   (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $  2,946,213    $  3,530,866
  Marketable securities                               3,033,899       6,602,854
  Accounts receivable, net of allowance
    for doubtful accounts of $220,606
    in 1997 and $183,851 in 1996                     18,422,079      17,306,020
  Inventory                                          12,092,631      10,639,657
  Costs and estimated earnings in excess
    of billings on uncompleted contracts              1,699,585       1,625,137
  Other current assets                                  450,894         855,287
                                                   ------------    ------------
         Total current assets                        38,645,301      40,559,821
                                                   ------------    ------------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                2,426,827       2,426,827
  Buildings under construction                        7,577,600       3,716,174
  Machinery and equipment                            18,494,199      14,574,637
  Furniture and fixtures                                698,903         681,648
  Leasehold improvements                              2,603,360       2,514,102
  Other                                                  34,498          34,498
                                                   ------------    ------------
         Total                                       31,835,387      23,947,886
  Less accumulated depreciation and amortization     (4,660,235)     (4,230,674)
                                                   ------------    ------------
  Property, plant and equipment, net                 27,175,152      19,717,212
                                                   ------------    ------------

OTHER ASSETS:
  Goodwill, net                                       6,063,614       6,144,819
  Patent applications costs and
    license rights, net                               1,714,410       1,704,406
  Software developments costs, net                      404,937         546,838
  Other                                                 139,189         150,000
                                                   ------------    ------------
         Total other assets                           8,322,150       8,546,063
                                                   ------------    ------------

         TOTAL                                     $ 74,142,603    $ 68,823,096
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                     $  1,800,000    $         --
  Accounts payable                                    8,082,876       8,332,558
  Accrued expenses                                    1,360,159         802,692
  Accrued salaries and employee benefits                607,144         686,090
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                        --       1,355,130
                                                   ------------    ------------
         Total current liabilities                   11,850,179      11,176,470
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                       264,953         204,104
                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
    1,000,000 shares; no shares issued or
    outstanding                                              --              --
  Common stock, $.01 par value; authorized
    75,000,000 shares; issued and outstanding
    15,398,746 shares at March 29, 1997;
    15,392,276 shares at December 28, 1996              153,987         153,923
  Additional paid-in capital                         50,858,384      49,188,118
  Unrealized loss on marketable securities, net         (30,393)        (42,911)
  Retained earnings                                  11,045,493       8,143,392
                                                   ------------    ------------
  Stockholders' equity                               62,027,471      57,442,522
                                                   ------------    ------------

         TOTAL                                     $ 74,142,603    $ 68,823,096
                                                   ============    ============


                        See notes to financial statements

                                 PRESSTEK, INC.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                      Three Months Ended
                                                  March 29,         March 30,
                                                    1997              1996
                                                 ------------------------------
REVENUES:
  Product sales                                  $ 16,346,956      $  7,524,957
  Royalties and fees from licensees                 3,660,696         3,479,797
                                                 ------------      ------------
     Total revenues                                20,007,652        11,004,754
                                                 ------------      ------------

COSTS AND EXPENSES:
  Cost of products sold                            10,607,114         5,400,723
  Engineering and product development               2,267,335         2,228,548
  Marketing                                           761,838           545,371
  General and administrative                        1,247,423           966,803
                                                 ------------      ------------
     Total costs and expenses                      14,883,710         9,141,445
                                                 ------------      ------------

INCOME FROM OPERATIONS                              5,123,942         1,863,309

OTHER INCOME (EXPENSE):
  Dividend and interest, net                          104,676           212,255
  Other, net                                         (446,517)          (16,150)
                                                 ------------      ------------
     Total other income - net                        (341,841)          196,105
                                                 ------------      ------------

INCOME BEFORE INCOME TAXES                          4,782,101         2,059,414

PROVISION FOR INCOME TAXES                          1,880,000           770,000
                                                 ------------      ------------

NET INCOME                                       $  2,902,101      $  1,289,414
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES                     16,495,988        16,500,536
                                                 ============      ============

NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE                        $        .18      $        .08
                                                 ============      ============

                        See notes to financial statements

                                 PRESSTEK, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Three Months Ended
                                                          March 29,       March 30,
                                                            1997            1996
                                                       ------------    ------------
CASH FLOWS - OPERATING ACTIVITIES:
  Net income                                           $  2,902,101    $  1,289,414
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Tax benefit arising from stock option deductions      1,575,000         770,000
    Depreciation                                            429,562         244,627
    Amortization                                            281,239         181,581
    Provision for warranty and other costs                  366,765         127,500
    Other, net                                              332,074          18,183
  (Increase) decrease in:
    Accounts receivable                                  (1,300,528)      1,352,598
    Inventory                                            (1,552,974)     (1,294,448)
    Costs and estimated earnings in excess of
     billings on uncompleted contracts                      (74,448)       (253,998)
    Other current assets                                    404,393          15,722
  Increase (decrease) in:
    Accounts payable and accrued expenses                    41,020       1,084,153
    Accrued salaries and employee benefits                  (78,946)        (31,078)
    Billings in excess of costs and estimated
     earnings on uncompleted contracts                   (1,355,130)       (634,765)
                                                       ------------    ------------

    Net cash provided by operating activities             1,970,128       2,869,489
                                                       ------------    ------------

CASH FLOWS - INVESTING ACTIVITIES:
  Investment in subsidiary, net of cash acquired                 --      (7,456,020)
  Purchases of property and equipment                    (7,887,501)       (940,455)
  Proceeds from sale of equipment                             1,200              --
  Increase in other assets                                  (57,326)       (174,546)
  Sales and maturities of marketable securities           3,493,516              --
  Purchases of marketable securities                             --      (7,050,122)
                                                       ------------    ------------

    Net cash used for investing activities               (4,450,111)    (15,621,143)
                                                       ------------    ------------

CASH FLOWS - FINANCING ACTIVITIES:
  Net proceeds from sale of common stock
   and warrants                                              95,330      20,628,178
  Proceeds from line of credit                            1,800,000              --
                                                       ------------    ------------

    Net cash provided by financing activities             1,895,330      20,628,178
                                                       ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (584,653)      7,876,524

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                                     3 530,866       3,628,021
                                                       ------------    ------------
  END OF PERIOD                                        $  2,946,213    $ 11,504,545
                                                       ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
 Cash paid during the period for income taxes          $     90,406    $     45,000
                                                       ============    ============

                        See notes to financial statements

                                 PRESSTEK, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 29, 1997


1.   BASIS OF PRESENTATION

     The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the year ended December 28, 1996. The December 28, 1996 information has been derived directly from the annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring.

     Presstek, Inc. (the "Company"), which was incorporated in the State of Delaware in September 1987, develops, manufactures, and markets proprietary, digital imaging technologies and system architectures, and non-photographic consumables (the "Direct Imaging" technologies) primarily to the graphic arts and related imaging industries. The Company's current Direct Imaging technologies, referred to as PEARL(R), permit the direct digital imaging of the Company's printing plates and films which eliminates the need for photosensitive materials and the hazardous waste by-products and effluents usually associated with these processes.

     Revenues generated under the Company's agreements with Heidelberger Druckmaschinen AG ("Heidelberg") and from Heidelberg distributors represented 72% and 76% of the Company's total revenues for the quarters ended March 29, 1997, and March 30, 1996, respectively.

     On February 15, 1996, the Company acquired 90% of the outstanding common stock of Catalina Coatings, Inc., an Arizona corporation ("Catalina"). The acquisition was accounted for as a purchase. Catalina is engaged in the development, manufacture and sale of vacuum deposition coating equipment and the licensing and sublicensing of patent rights with respect to a vapor deposition process to coat moving webs of material at high speeds. The Company has continued the business of Catalina which operates as a subsidiary of the Company. Accordingly, the results of Catalina's operations have been included in the Company's first quarter 1997 and 1996 financial statements. Significant intercompany accounts and transactions have been eliminated.

     Certain accounts in the 1996 financial statements have been reclassified for comparative purposes to conform with the presentation in the March 29, 1997, financial statements.

2.   INVENTORY

     Inventory is valued at the lower of cost or market, with cost determined on the first-in, first-out method. At March 29, 1997, and December 28, 1996, inventory consisted of the following:


                                                   1997                   1996
                                                   ----                   ----
Raw materials                                  $ 9,751,317           $ 6,155,277
Work in process                                  1,552,238             3,532,724
Finished goods                                     789,076               951,656
                                               -----------           -----------
     Total                                     $12,092,631           $10,639,657
                                               ===========           ===========

3.   NET INCOME PER COMMON SHARE

     Net income per common share is computed by dividing net income by the weighted average number of Common Stock and Common Stock equivalent shares outstanding. Common Stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options and warrants.

     A summary of the calculations for the three month periods ended March 29, 1997, and March 30, 1996, follows:



                                                                                1997                                1996
                                                                 ----------------------------           ----------------------------
                                                                                        Fully                                 Fully
                                                                  Primary             Diluted            Primary            Diluted
                                                                  -------             -------            -------            -------
                                                                                       (In Thousands, Except Per Share)
Net income                                                        $  2,902           $  2,902           $  1,289           $  1,289
                                                                  ========           ========           ========           ========
Weighted average common shares
outstanding                                                         15,402             15,402             14,972             14,972

Common equivalent shares from assumed
conversion of outstanding options
and warrants whose effect are not
antidilutive on earnings per share                                   1,485              1,486              1,850              1,857

Less shares assumed repurchased using
the treasury method for calculation of
net shares outstanding                                                (391)              (392)              (321)              (289)
                                                                  --------           --------           --------           --------

Weighted average common and common
equivalent shares outstanding                                       16,496             16,496             16,501             16,540
                                                                  ========           ========           ========           --------
Net income per common and common
equivalent shares                                                 $    .18           $    .18           $    .08           $    .08
                                                                  ========           ========           ========           ========

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company accordingly plans to adopt SFAS No. 128 in its January 3, 1998 annual financial statements. The Company does not anticipate that SFAS No. 128 would have had a material effect on the earnings per share presented, if it had been adopted in the first quarter 1997.

4.   INCOME TAXES

     The components of the provision for income taxes for the quarters ended March 29, 1997, and March 30, 1996, based upon the estimated effective income tax rate for the full fiscal year, were as follows:

                                                         1997              1996
                                                         ----              ----

Current tax expense - State                          $  305,000       $       --
Charge in lieu of income taxes:
   Federal                                            1,575,000          640,000
   State                                                     --          130,000
                                                     ----------       ----------
         Total provision                             $1,880,000       $  770,000
                                                     ==========       ==========

     The charge in lieu of income taxes included in the first quarter 1997 relates to the tax benefit of stock option deductions principally from prior years. The charge in lieu of income taxes included in the first quarter 1996 related to the tax benefit of stock option deductions in the first quarter 1996. The tax benefit of such stock option deductions has been credited to stockholders' equity.

5.   LINE OF CREDIT

     On December 18, 1996, the Company entered into an agreement with Citizens Bank New Hampshire for a revolving line of credit loan under which the Company may borrow a maximum of $10,000,000 for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary, Catalina, and secured by its assets. Under the terms of the revolving credit agreement, the Company is required to meet certain financial covenants on a quarterly and annual basis. Interest on the line of credit is payable at the LIBOR rate plus 1.75% (7.47% at March 29, 1997). The loan agreement terminates on July 31, 1997, at which date, the entire principal and accrued interest is due and payable. As of March 29, 1997, the Company had $1,800,000 outstanding and $8,200,000 available under the line of credit.

6.   OTHER INFORMATION

     The Company is currently constructing two new facilities, a 70,000 square foot manufacturing facility in Tucson, Arizona for Catalina, and a 100,000 square foot manufacturing facility in Hudson, New Hampshire. The Hudson manufacturing facility is expected to accommodate the Company's new plate manufacturing operations, which will utilize a new vacuum deposition coating system currently being developed and built for the Company by Catalina, along with the necessary plate finishing and packaging equipment. The Company estimates that the total capital cost of these projects, including land purchases, to be approximately $30,000,000.

     Through March 29, 1997, the Company has expended approximately $10,005,000 for land, land improvements, and construction of the two new facilities. Approximately $3,862,000 of this total was expended during the first quarter of 1997, and as of March 29, 1997, the Company had outstanding purchase commitments of approximately $4,400,000 with respect to the new facilities. Additionally, through March 29, 1997, the Company expended $10,742,000 for new plate manufacturing and packaging equipment. Approximately $2,933,000 of this total was expended during the first quarter of 1997, and as of March 29, 1997, the Company had outstanding purchase commitments of approximately $4,800,000 with respect to the plate manufacturing and packaging equipment.

     Since June 28, 1996, several class action lawsuits were filed against the Company and certain other defendants, including, but not limited to the Company's officers and directors. These actions have been consolidated in the United States District Court, District of New Hampshire, and a single consolidated amended complaint has been filed by lead counsel for the plaintiffs. In addition, two actions have been filed derivatively, on behalf of the Company, one in the Chancery Court of the State of Delaware and the other in the United States District Court, District of New Hampshire.

     The lawsuits each contain a variety of allegations including, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, violations of Section 20(a) of the Exchange Act, common law fraud and deceit, negligent misrepresentation and waste of corporate assets. The allegations include claims that the Company issued false and misleading financial statements, and failed to properly disclose (a) adverse information concerning the Company's patents; (b) the nature and extent of the investigation by the Securities and Exchange Commission with respect to activities by certain unnamed persons and entities in connection with the securities of the Company (c) the backlog of orders from, supply contracts with, and orders received by its principal customer. The Company's officers and directors are alleged to have sold the Company's common stock while in possession of material non-public information. The plaintiffs generally are seeking to recover unspecified damages and reimbursement of their costs and expenses incurred in connection with the action. Moreover, the plaintiff in the derivative action in Delaware is also seeking a return to the Company of all salaries and the value of other remuneration paid to the defendants by the

Company during the time they were in breach of their fiduciary duties and an accounting of and/or constructive trust on the proceeds of defendants trading activities in the common stock.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

     The statements which are not historical facts contained in this Item 2 and elsewhere in this Form 10-Q are forward looking statements that involve a number of risks and uncertainties, including, but not limited to, the risks of uncertainty of patent protection, the impact of supply and manufacturing constraints or difficulties, possible technological obsolescence, increased competition, litigation, and other risks detailed in the Securities and Exchange Commission filings of Presstek, Inc. (the "Company").

Results of Operations

     The Company, which was incorporated in the State of Delaware in September 1987, continues to further develop and market its proprietary, digital imaging technologies and system architectures, and non-photographic consumables (the "Direct Imaging" technologies) primarily to the graphic arts and related imaging industries. The Company's current Direct Imaging technologies, referred to as PEARL(R), permit the direct digital imaging of the Company's printing plates and films which eliminates the need for photosensitive materials and the hazardous waste by-products and effluents usually associated with these processes.

     The Company continues to pursue a strategy based on alliances and relationships with major corporations in the graphic arts and other industries encompassing licensing, product development and commercialization, manufacturing, marketing, distribution, sales and services. The Company and Heidelberger Druckmaschinen AG ("Heidelberg"), the world's largest manufacturer of printing presses and printing equipment, based in Germany, jointly developed the first Heidelberg Direct Imaging Printing Press (the "GTO-DI") and its successor, the four color, fully automated lithographic press, the Quickmaster DI 46-4 ("Quickmaster DI") to take full advantage of the Company's improved implementation of its Direct Imaging technologies. The Quickmaster DI press, which was introduced by Heidelberg in May 1995 to replace the GTO-DI, which is no longer being produced, employs the Company's automatic plate changing cylinder which eliminates the need for manually changing plates between jobs. The Company also has an agreement with the Adast-Adamov Company, a manufacturer of offset lithographic presses. This agreement has resulted in the use of the Company's Direct Imaging technologies on a larger format (19" x 26") multicolor press. Shipments of the Omni Adast Direct Imaging systems began in December 1996. In addition, Nilpeter A/S of Denmark has announced the introduction of an offset label press that utilizes the Company's technology.

     During 1996, the Company began shipments of the PEARLsetter(TM), a computer-to-plate imaging device that images both the Company's wet and dry offset printing plates. Other systems are under development, which will use the Company's imaging and plate technology in a broader range of printing applications.

     On February 15, 1996, the Company acquired 90% of the outstanding common stock of Catalina Coatings, Inc., an Arizona corporation ("Catalina"). The acquisition was accounted for as a purchase. Catalina is engaged in the development, manufacture and sale of vacuum deposition coating equipment and the licensing and sublicensing of patent rights with respect to a vapor deposition process to coat moving webs of material at high speeds. The Company has continued the business of Catalina which operates as a subsidiary of the Company. Accordingly, the results of Catalina's operations have been included in the Company's first quarter 1997 and 1996 financial statements.

     The Company operates and reports on a 52/53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the first quarters of 1997 and 1996 ended on March 29, 1997, and March 30, 1996, respectively.

Revenues

     Revenues for the quarters ended March 29, 1997, and March 30, 1996, of $20,008,000 and $11,005,000 respectively, (of which $1,584,000 and $891,000, respectively, related to Catalina) consisted of product sales, royalties, fees and other reimbursements. Product sales for the first quarter of 1997 increased $8,822,000 (117%) over the first quarter of 1996 primarily as a result of volume increases in sales by the Company of Direct Imaging systems used in the Quickmaster DI, as well as volume increases in consumable sales. Royalties and fees from licensees increased $181,000 in the first quarter of 1997 as a result of increases in royalties of $1,823,000, of which $1,679,000 was attributable to increases in product sales to Heidelberg, and a decrease of $1,642,000 in engineering and other fees. Engineering and other fees are based primarily on amounts annually agreed upon between the Company and Heidelberg. No such fees have been negotiated for 1997, and there can be no assurance that the Company will receive such fees from Heidelberg in the current fiscal year. Revenues generated under the Company's agreements with Heidelberg and from Heidelberg distributors represented 72% and 76% of the Company's total revenues for the quarters ended March 29, 1997, and March 30, 1996, respectively.

Cost of Products Sold

     Costs of products sold for the quarters ended March 29, 1997, and March 30, 1996, of $10,607,000 and $5,401,000 respectively (of which $1,205,000 and
$638,000, respectively, related to Catalina), consisted of the material, labor and overhead costs associated with product sales, as well as anticipated future warranty costs. The increases in such costs, comparing the first quarter of 1997 with the first quarter of 1996, related primarily to corresponding volume increases in product sales. The improvement in the gross margin on product sales to 35% from 28%, comparing the first quarter of 1997 with the same period in 1996, results primarily from a change in product mix and certain manufacturing efficiencies.

Engineering and Product Development

     Engineering and product development expenses were $2,267,000 for the first quarter of 1997, as compared to $2,229,000 for the first quarter of 1996. These expenses include parts, supplies, labor, and contracted services related to the Company's continued development of products incorporating its PEARL technology, as well as other product development efforts including the Company's PEARLwet(TM) and PEARLdry(TM) plates.

Marketing

     Marketing expenses were $762,000 for the first quarter of 1997, as compared to $545,000 for the same period in 1996, an increase of $217,000 (40%). The increase related principally to increased expenditures for additional personnel and related costs as well as various promotional activities.

General and Administrative

     General and Administrative expenses for the quarters ended March 29, 1997, and March 30, 1996, of $1,247,000 and $966,803 (of which $239,000 and $167,000, respectively, related to Catalina) related primarily to increases in expenditures for salaries and other costs required to conduct various general and administrative functions of the Company.

Other Income and Expense

     Dividend and interest income, net of interest expense, earned on the Company's cash and investments decreased $107,000 comparing the first quarter of 1997 with the same period in 1996, principally as a result of the decreased funds available for investment.

     The increase in other expenses of $430,000 comparing the first quarter of 1997 to the first quarter of 1996 related primarily to the foreign exchange losses incurred on certain receivables from Heidelberg.

Income Taxes

     The provision for income taxes for the quarter ended March 29, 1997, represents a $1,575,000 charge in lieu of federal income taxes relating to the tax benefit of stock option deductions principally from prior years and a state provision of $305,000 based upon the estimated effective income tax rate for the full fiscal year.

     The provision for income taxes in 1996 represented the charge in lieu of income taxes arising from stock option deductions in the first quarter 1996, based upon the estimated effective income tax rate for the full fiscal year. The tax benefits related to such stock option deductions have been credited to stockholders' equity in the first quarters of 1997 and 1996.

Net Income

     As a result of the foregoing, the Company had net income of $2,902,000 for the first quarter of 1997 compared to net income of $1,289,000 for the first quarter of 1996. The operations of Catalina did not have a material effect on net income for the quarters ended March 29, 1997, and March 30, 1996.

Liquidity and Capital Resources

     At March 29, 1997, the Company had working capital of $26,795,000, a decrease of $2,588,000 as compared to working capital of $29,383,000 at December 28, 1996. This decrease was primarily attributed to the Company's additions to property, plant and equipment of $7,888,000, offset in part by net income from operations $2,902,000, plus non-cash items including the tax benefit arising from stock option deductions of $1,575,000, and depreciation and amortization of $711,000.

     Net cash provided by operating activities of $1,970,000 for the quarter ended March 29, 1997, resulted primarily from net income from operations of $2,902,000 plus noncash items of totaling $2,985,000 ($1,575,000 of which relates to the tax benefit arising from stock option deductions), offset by increases in accounts receivable and inventory of $1,301,000 and $1,553,000, and a decrease in billings in excess of costs on uncompleted contracts of $1,355,000.

     Net cash used for investing activities of $4,450,000 for the quarter ended March 29, 1997, resulted primarily from the proceeds of sales of marketable securities of $3,494,000, offset by additions to property, plant and equipment used in the Company's business of $7,888,000.

     Net cash provided by financing activities during the quarter ended March 29, 1997, totaled $1,895,000, and consisted of the proceeds from the line of credit of $1,800,000 and the sale of Common Stock incident to the exercise of various stock options.

     The Company is currently constructing two new facilities; a 70,000 square foot facility in Tucson, Arizona for Catalina, and a 100,000 square foot manufacturing facility in Hudson, New

Hampshire. The Hudson manufacturing facility is expected to accommodate the Company's new plate manufacturing operations, which will utilize a new vacuum deposition coating system currently being developed and built for the Company by Catalina, along with the necessary plate finishing and packaging equipment. The Company estimates that the total capital cost of these projects, including land purchases, to be approximately $30,000,000.

     Through March 29, 1997, the Company has expended approximately $10,005,000 for land, land improvements, and construction of the two new facilities. Approximately $3,862,000 of this total was expended during the first quarter of 1997, and as of March 29, 1997, the Company had outstanding purchase commitments of approximately $4,400,000 with respect to the new facilities. Additionally, through March 29, 1997, the Company expended $10,742,000 for new plate manufacturing and packaging equipment. Approximately $2,933,000 of this total was expended during the first quarter of 1997, and as of March 29, 1997, the Company had outstanding purchase commitments of approximately $4,800,000 with respect to the plate manufacturing and packaging equipment.

     On December 18, 1996, the Company entered into an agreement with Citizens Bank New Hampshire ("Citizens") for a revolving line of credit loan under which the Company may borrow a maximum of $10,000,000 for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary, Catalina Coatings, Inc. and secured by its assets. Under the terms of the revolving credit agreement, the Company is required to meet certain financial covenants on a quarterly and annual basis. Interest on the line of credit is payable at the LIBOR rate plus 1.75% (7.47% at March 29, 1997). The loan agreement terminates on July 31, 1997, at which date, the entire principal and accrued interest is due and payable. As of March 29, 1997, the Company had $1,800,000 outstanding and $8,200,000 available under the line of credit.

     The Company continues to explore various long term funding options with respect to financing the cost of its new facilities and plate manufacturing equipment. Moreover, in order to fund increased production of the Company's Direct Imaging system for the Quickmaster DI during the balance of 1997, the Company will require additional working capital if its current line of credit with Citizens is not renewed or replaced upon its expiration in July 1997, or if the Company is unable to obtain any long-term financing for its new facilities. There can be no assurance that the Company can obtain any necessary financing, or that the current line of credit with Citizens will be renewed.

Effect of Inflation

     Inflation has not had, and is not expected to have, a material impact upon the Company's operations.

Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company accordingly plans to adopt SFAS No.128 in its January 3, 1998 annual financial statements. The Company does not anticipate that SFAS No. 128 would have had a material effect on the earnings per share presented, if it had been adopted in the first quarter 1997.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     See Item 3 of the Company's Form 10-K for the fiscal year ended December 28, 1996, for a description of certain legal proceedings pending against the Company, its officers, and certain of its directors.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibit 27 Financial Data Schedule (for SEC use only)

     (b) No reports on Form 8-K were filed for the quarter for which this report is filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 1997



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