Form 10-Q
period 1997-06-28
PRESSTEK INC /DE/
filed 1997-08-11
CIK 846876

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
-----             THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 28, 1997

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----             THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 YES X   NO ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 1997, there were 31,619,262 shares outstanding of the Registrant's common stock, $.01 par value per share.

                                 PRESSTEK, INC.

                                      INDEX



                                                                          PAGE

PART I        FINANCIAL INFORMATION

     Item 1   Financial Statements

              Balance Sheets as of
              June 28, 1997 (unaudited)
              and December 28, 1996                                         3

              Statements of Income for the
              three and six month periods ended
              June 28, 1997 and June 29, 1996
              (unaudited)                                                   4

              Statements  of Cash Flows for the
              six month periods ended June
              28, 1997 and June 29, 1996
              (unaudited)                                                   5

              Notes to Financial Statements
              (unaudited)                                                   6

     Item 2   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                12

     Item 3 Quantitative and Qualitative Disclosures about Market Risk
              Not applicable

PART II       OTHER INFORMATION                                            18

     Item 1   Legal Proceedings

     Item 6   Exhibits and Reports on Form 8-K


Signatures                                                                 19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                 PRESSTEK, INC.
                                 BALANCE SHEETS

                                                     June 28,      December 28,
                                                       1997           1996
                                                   ------------    ------------
                                                    (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $  2,347,898    $  3,530,866
  Marketable securities                               3,083,697       6,602,854
  Accounts receivable, net of allowance
    for doubtful accounts of $280,914
    in 1997 and $183,851 in 1996                     15,963,302      17,306,020
  Inventory                                          13,459,279      10,639,657
  Costs and estimated earnings in excess
    of billings on uncompleted contracts              2,119,512       1,625,137
  Other current assets                                  695,879         855,287
                                                   ------------    ------------
         Total current assets                        37,669,567      40,559,821
                                                   ------------    ------------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                2,426,827       2,426,827
  Buildings under construction                       12,545,780       3,716,174
  Machinery and equipment                            22,353,825      14,574,637
  Furniture and fixtures                                902,044         681,648
  Leasehold improvements                              2,566,986       2,514,102
  Other                                                  34,498          34,498
                                                   ------------    ------------
         Total                                       40,829,960      23,947,886
  Less accumulated depreciation and amortization     (5,058,754)     (4,230,674)
                                                   ------------    ------------
  Property, plant and equipment, net                 35,771,206      19,717,212
                                                   ------------    ------------

OTHER ASSETS:
  Goodwill, net                                       5,982,410       6,144,819
  Patent applications costs and
    license rights, net                               1,823,370       1,704,406
  Software developments costs, net                      258,705         546,838
  Other                                                 126,862         150,000
                                                   ------------    ------------
         Total other assets                           8,191,347       8,546,063
                                                   ------------    ------------

         TOTAL                                     $ 81,632,120    $ 68,823,096
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                     $  1,000,000    $         --
  Accounts payable                                    9,453,224       8,332,558
  Accrued expenses                                    1,142,628         802,692
  Accrued salaries and employee benefits              1,005,329         686,090
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                        --       1,355,130
                                                   ------------    ------------
         Total current liabilities                   12,601,181      11,176,470
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                       277,134         204,104
                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
    1,000,000 shares; no shares issued or
    outstanding                                              --              --
  Common stock, $.01 par value; authorized
    75,000,000 shares; issued and outstanding
    31,075,224 shares at June 28, 1997;
    15,392,276 shares at December 28, 1996              310,752         153,923
  Additional paid-in capital                         54,204,610      49,188,118
  Unrealized loss on marketable securities, net         (17,382)        (42,911)
  Retained earnings                                  14,255,825       8,143,392
                                                   ------------    ------------
  Stockholders' equity                               68,753,805      57,442,522
                                                   ------------    ------------

         TOTAL                                     $ 81,632,120    $ 68,823,096
                                                   ============    ============


                        See notes to financial statements

                                 PRESSTEK, INC.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                              Three Months Ended              Six Months Ended
                                        June 28, 1997   June 29, 1996   June 28, 1997   June 29, 1996
                                        -------------   -------------   -------------   -------------
REVENUES:
  Product sales                         $ 15,976,226    $  7,927,685    $ 32,323,182    $ 15,452,642
  Royalties and fees from licensees        4,919,979       3,951,983       8,580,675       7,431,780
                                        ------------    ------------    ------------    ------------
     Total revenues                       20,896,205      11,879,668      40,903,857      22,884,422
                                        ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
  Cost of products sold                    9,941,655       4,825,227      20,548,769      10,225,950
  Engineering and product development      2,543,676       1,799,598       4,811,011       4,033,156
  Marketing                                1,090,758         636,419       1,852,596       1,181,790
  General and administrative               1,717,671       1,808,739       2,965,094       2,770,532
                                        ------------    ------------    ------------    ------------
     Total costs and expenses             15,293,760       9,069,983      30,177,470      18,211,428
                                        ------------    ------------    ------------    ------------
INCOME FROM OPERATIONS                     5,602,445       2,809,685      10,726,387       4,672,994
                                        ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Dividend and interest                      110,827         261,134         215,503         473,389
  Other, net                                 (77,940)       (114,099)       (524,457)       (130,249)
                                        ------------    ------------    ------------    ------------
     Total other income - net                 32,887         147,035        (308,954)        343,140
                                        ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                 5,635,332       2,956,720      10,417,433       5,016,134
PROVISION FOR INCOME TAXES                 2,425,000       1,310,000       4,305,000       2,080,000
                                        ------------    ------------    ------------    ------------
NET INCOME                              $  3,210,332    $  1,646,720    $  6,112,433    $  2,936,134
                                        ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES:
    Primary                               33,162,960      33,411,348      33,006,658      33,102,058
                                        ============    ============    ============    ============
    Fully Diluted                         33,446,958      33,411,408      33,335,699      33,102,058
                                        ============    ============    ============    ============
NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE:
    Primary                             $        .10    $        .05    $        .19    $        .09
                                        ============    ============    ============    ============
    Fully Diluted                       $        .10    $        .05    $        .18    $        .09
                                        ============    ============    ============    ============


                        See notes to financial statements

                                 PRESSTEK, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Six Months Ended
                                                         June 28,        June 29,
                                                           1997            1996
                                                       ------------    ------------
CASH FLOWS - OPERATING ACTIVITIES:
  Net income                                           $  6,112,433    $  2,936,134
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Tax benefit arising from stock option deductions      3,910,000       1,980,000
    Depreciation                                            880,303         520,267
    Amortization                                            561,606         360,526
    Provision for warranty and other costs                  565,000         316,000
    Other, net                                              572,734         (41,010)
  (Increase) decrease in:
    Accounts receivable                                   1,189,718      (2,722,001)
    Inventory                                            (3,044,622)     (1,833,205)
    Costs and estimated earnings in excess of
     billings on uncompleted contracts                     (494,375)       (936,356)
    Other current assets                                    159,408         (16,628)
  Increase (decrease) in:
    Accounts payable and accrued expenses                   895,602       1,647,434
    Accrued salaries and employee benefits                  319,239         126,875
    Billings in excess of costs and estimated
     earnings on uncompleted contracts                   (1,355,130)       (687,325)
                                                       ------------    ------------

    Net cash provided by operating activities            10,271,916       1,650,711
                                                       ------------    ------------

CASH FLOWS - INVESTING ACTIVITIES:
  Investment in subsidiary, net of cash acquired                 --      (7,456,020)
  Purchases of property and equipment                   (17,006,032)     (3,957,633)
  Proceeds from sale of equipment                             1,200          47,000
  Increase in other assets                                 (206,889)       (330,509)
  Sales and maturities of marketable securities           3,493,516       1,000,000
  Purchases of marketable securities                             --      (6,956,117)
                                                       ------------    ------------
      Net cash used for investing activities            (13,718,205)    (17,653,279)
                                                       ------------    ------------
CASH FLOWS - FINANCING ACTIVITIES:
  Net proceeds from sale of common stock
   and warrants                                           1,263,321      22,032,842
  Proceeds from line of credit                            1,000,000              --
                                                       ------------    ------------

    Net cash provided by financing activities             2,263,321      22,032,842
                                                       ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (1,182,968)      6,030,274

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                                     3,530,866       3,628,021
                                                       ------------    ------------
  END OF PERIOD                                        $  2,347,898    $  9,658,295
                                                       ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
 Cash paid during the period for:
   Interest                                            $     98,115    $         --
                                                       ============    ============
   Income Taxes                                        $     90,406    $     45,000
                                                       ============    ============


                        See notes to financial statements

                                 PRESSTEK, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 28, 1997


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

     Revenues generated under the Company's agreements with Heidelberger Druckmaschinen AG ("Heidelberg") and from Heidelberg distributors represented 77% and 74% of the Company's total revenues for the six months ended June 28, 1997, and June 29, 1996, respectively.

     On February 15, 1996, the Company acquired 90% of the outstanding common stock of Catalina Coatings, Inc., an Arizona corporation ("Catalina"). The acquisition was accounted for as a purchase. Catalina is engaged in the development, manufacture and sale of vacuum deposition coating equipment and the licensing and sublicensing of patent rights with respect to a vapor deposition process to coat moving webs of material at high speeds. The Company has continued the business of Catalina which operates as a subsidiary of the Company. Accordingly, the results of Catalina's operations have been included in the Company's June 28, 1997 and June 29, 1996 financial statements. Significant intercompany accounts and transactions have been eliminated.

     Certain accounts in the 1996 financial statements have been reclassified for comparative purposes to conform with the presentation in the June 28, 1997, financial statements.

2.   INVENTORY

     Inventory is valued at the lower of cost or market, with cost determined on the first-in, first-out method. At June 28, 1997, and December 28, 1996, inventory consisted of the following:


                                    June 28, 1997         December 28, 1996
                                    -------------         -----------------

Raw materials                          $ 8,951,622           $ 6,155,277
Work in process                          2,985,585             3,532,724
Finished goods                           1,522,072               951,656
                                       -----------           -----------
     Total                             $13,459,279           $10,639,657
                                       ===========           ===========

3.   NET INCOME PER COMMON SHARE

     Net income per common share is computed by dividing net income by the weighted average number of Common Stock and Common Stock equivalent shares outstanding. Common Stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options and warrants.

     On May 30, 1997, the Company's Board of Directors declared a two-for-one common stock split, effected in the form of a 100% stock dividend, which was paid on July 7, 1997 to holders of record on June 12, 1997. The split resulted in the issuance of 15,537,612 new shares of common stock. All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the split. A summary of the calculations for the three and six month periods ended June 28, 1997, and June 29, 1996 follows:

                                                                    (In Thousands, except per share)

                                                          1997                                            1996
                                       --------------------------------------------    --------------------------------------------

                                           Three Months             Six Months             Three Months             Six Months
                                       --------------------    --------------------    --------------------    --------------------
                                                    Fully                   Fully                   Fully                   Fully
                                       Primary     Diluted     Primary     Diluted     Primary     Diluted     Primary     Diluted
                                       --------    --------    --------    --------    --------    --------    --------    --------
Net Income                             $  3,210    $  3,210    $  6,112    $  6,112    $  1,647    $  1,647    $  2,936    $  2,936
                                       ========    ========    ========    ========    ========    ========    ========    ========
Weighted average common
shares outstanding                       31,920      32,268      31,821      32,196      30,536      30,536      30,337      30,337

Common equivalent shares
from assumed exercise of
outstanding options and
warrants whose effect are
not antidilutive on
earnings per share                        2,247       2,517       2,240       2,536       3,527       3,527       3,442       3,442

Less shares assumed
repurchased using the
treasury method for
calculation of net shares
outstanding                              (1,004)     (1,338)     (1,054)     (1,396)       (652)       (652)       (677)       (677)
                                       --------    --------    --------    --------    --------    --------    --------    --------
Weighted average common and
common equivalent shares
outstanding                              33,163      33,447      33,007      33,336      33,411      33,411      33,102      33,102
                                       ========    ========    ========    ========    ========    ========    ========    ========
Net income per common and
common equivalent share                $    .10    $    .10    $    .19    $    .18    $    .05    $    .05    $    .09    $    .09
                                       ========    ========    ========    ========    ========    ========    ========    ========

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company accordingly plans to adopt SFAS No. 128 in its January 3, 1998 annual financial statements. The Company does not anticipate that SFAS No. 128 would have had a material effect on the earnings per share presented, if it had been adopted in the six months ending June 28, 1997.

4.   INCOME TAXES

     The components of the provision for income taxes for the three and six month periods ended June 28, 1997, and June 29, 1996, based upon the estimated effective income tax rate for the full fiscal year, were as follows:

                                            1997                     1996
                                  -----------------------   -----------------------
                                    Second        Six         Second        Six
                                    Quarter      Months       Quarter      Months
                                  ----------   ----------   ----------   ----------
Current tax expense - State       $   90,000   $  395,000   $  100,000   $  100,000
Charge in lieu of income taxes:
   Federal                         1,975,000    3,550,000    1,110,000    1,750,000
   State                             360,000      360,000      100,000      230,000
                                  ----------   ----------   ----------   ----------
         Total provision          $2,425,000   $4,305,000   $1,310,000   $2,080,000
                                  ==========   ==========   ==========   ==========

     The charge in lieu of income taxes included in the second quarter and six months ended 1997 and 1996 relate principally to the tax benefit of stock option deductions earned in the respective periods. The tax benefit of such stock option deductions has been credited to stockholders' equity.

5.   LINE OF CREDIT

     On July 29, 1997, the Company renewed its agreement with Citizens Bank New Hampshire for a revolving line of credit loan under which the Company may borrow a maximum of $10,000,000 for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary, Catalina, and secured by its assets. Under the terms of the revolving credit agreement, the Company is required to meet certain financial covenants on a quarterly and annual basis. Interest on the line of credit is payable at the LIBOR rate plus 1.75% (7.47% at June 28, 1997). The loan agreement terminates on July 31, 1999, at which date, the entire principal and accrued interest is due and payable. As of June 28, 1997, the Company had $1,000,000 outstanding and $9,000,000 available under the line of credit.

6.   OTHER INFORMATION

     The Company has completed the construction of a 70,000 square foot manufacturing facility in Tucson, Arizona for Catalina, and is nearing completion of the construction of a 100,000 square foot manufacturing facility in Hudson, New Hampshire. The Hudson manufacturing facility is expected to accommodate the Company's new plate manufacturing operations, which will utilize a new vacuum deposition coating system currently being developed and built for the Company by Catalina, along with the necessary plate finishing and packaging equipment. The Company estimates that the total capital cost of these projects, including land purchases, to be approximately $32,600,000.

     Through June 28, 1997, the Company has expended approximately $14,973,000 for land, land improvements, and construction of the two new facilities. Approximately $8,830,000 of this total was expended during the first six months of 1997, and as of June 28, 1997, the Company had outstanding purchase commitments of approximately $1,500,000 with respect to the new facilities. Additionally, through June 28, 1997, the Company expended $12,385,000 for new plate manufacturing, finishing, and packaging equipment. Approximately $4,575,000 of this total was expended during the first six months of 1997, and as of June 28, 1997, the Company had outstanding purchase commitments of approximately $3,725,000 with respect to the plate manufacturing, finishing, and packaging equipment.

     Between June 28, 1996, and March 14, 1997, several class action lawsuits were filed against the Company and certain other defendants, including, but not limited to the Company's officers and directors. These actions have been consolidated in the United States District Court, District of New Hampshire, and a single consolidated amended complaint ("The Consolidated Amended Complaint") has been filed by lead counsel for the plaintiffs. In addition, two actions have been filed derivatively, on behalf of the Company, one in the Chancery Court of the State of Delaware and the other in the United States District Court, District of New Hampshire.

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

     On June 16, 1997, Seena Stevens Silverman commenced a purported class action in the United States District Court for the District of New Hampshire against the Company, Lawrence Howard, Richard A. Williams, Robert E. Verrando, Glenn J. DiBenedetto, Frank G. Pensavecchia, Harold N. Sparks, Bert DePamphilis, Cabot Market Letter, Cabot Money Management, Inc., Cabot Heritage Corporation, John C. Oxley and Thomas E. Oxley, as co-executors of the Estate of John T. Oxley, The Oxley Foundation, Everen Securities, Inc., Mack Walker, Robert Lutts, Timothy W. Lutts, Donald Chapman and Carlton G. Lutts. The plaintiff purports to bring this action on behalf of a class of persons who sold put options in the common stock of the Company between November 7, 1995 and June 20, 1996. The plaintiff alleges that the defendants defrauded the putative class members by
(1) manipulating the price and supply of the Company's common stock, (2) issuing false and misleading statements regarding the nature of the Company's proprietary PEARL(R) technology, (3) failing to disclose the true depth and target of an Securities and Exchange Commission investigation into the trading in the Company's stock, (4) making misleading statements regarding the Company's claims to its PEARL technology and its contract with a principal customer of the Company, Heidelberger Druckmaschinen A.G., and (5) failing to disclose alleged trading on non-public information by certain of the individual defendants. The Complaint alleges that the above conduct of the defendants caused the market price of the Company's stock to be artificially inflated. The plaintiff alleges that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and the New Hampshire "Blue Sky" laws, and committed common law fraud and negligent misrepresentation. The plaintiff seeks to recover unspecified compensatory and punitive damages purportedly on behalf of the putative class, as well as costs and expenses, including attorneys' fees and expert witnesses' fees.

     The Company intends to vigorously defend all of the foregoing actions. However, the outcome of any litigation is subject to uncertainty and a successful claim against the Company could have a material adverse effect on the financial position and results of operations of the Company. At the present time, the Company cannot reasonably estimate the ultimate liability, if any, resulting from these lawsuits. Accordingly, no provision for any liability that may result has been recorded in the accompanying financial statements.

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

     The Company continues to pursue a strategy based on alliances and relationships with major corporations in the graphic arts and other industries encompassing licensing, product development and commercialization, manufacturing, marketing, distribution, sales and services. The Company and Heidelberger Druckmaschinen AG ("Heidelberg"), the world's largest manufacturer of printing presses and printing equipment, based in Germany, jointly developed the first Heidelberg Direct Imaging Printing Press (the "GTO-DI") and its successor, the four color, fully automated lithographic press, the Quickmaster DI 46-4 ("Quickmaster DI") to take full advantage of the Company's improved implementation of its Direct Imaging technologies. The Quickmaster DI press, which was introduced by Heidelberg in May 1995 to replace the GTO-DI, which is no longer being produced, employs the Company's automatic plate changing cylinder which eliminates the need for manually changing plates between jobs. The Company also has an agreement with the Adast Adamov Company, a manufacturer of offset lithographic presses. This agreement has resulted in the use of the Company's Direct Imaging technologies on a larger format (19" x 26") multicolor press. Shipments of the Omni Adast Direct Imaging systems began in December 1996. In addition, Nilpeter A/S of Denmark has announced the introduction of an offset label press that utilizes the Company's Direct Imaging technology.

     During 1996, the Company began shipments of the PEARLsetter(TM), a computer-to-plate imaging device that images both the Company's wet and dry offset printing plates. Other systems are under development, which will use the Company's imaging and plate technology in a broader range of printing applications.

     On February 15, 1996, the Company acquired 90% of the outstanding common stock of Catalina Coatings, Inc., an Arizona corporation ("Catalina"). The acquisition was accounted for as a purchase. Catalina is engaged in the development, manufacture and sale of vacuum deposition coating equipment and the licensing and sublicensing of patent rights with respect to a vapor deposition process to coat moving webs of material at high speeds. The Company has continued the business of Catalina which operates as a subsidiary of the Company. Accordingly, the results of Catalina's operations have been included in the Company's June 28, 1997 and June 29, 1996 financial statements.

     The Company operates and reports on a 52/53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the second quarters of 1997 and 1996 ended on June 28, 1997, and June 29, 1996, respectively.

     On May 30, 1997, the Company's Board of Directors declared a two-for-one common stock split, effected in the form of a 100% stock dividend, which was paid on July 7, 1997 to holders of record on June 12, 1997 . The split resulted in the issuance of 15,537,612 new shares of common stock. All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the split.

Revenues

     Revenues for the quarters ended June 28, 1997 and June 29, 1996 of $20,896,000 and $11,880,000 (of which $309,000 and $531,000 related to Catalina)
consisted of product sales, royalties, fees and other reimbursements. Revenues for the second quarter of 1997 increased $9,016,000 or 76% compared to the second quarter of 1996. For the first six months of 1997 and 1996, revenues totaled $40,904,000 and $22,884,000, respectively, (of which $1,893,000, and
$1,422,000 related to Catalina). Revenues for the first six months of 1997 increased $18,020,000 or 79% compared to the first six months of 1996.

     Product sales increased $8,048,000 and $16,870,000, respectively, comparing the three and six month periods in 1997 with the same periods in 1996. These increases were primarily a result of volume increases in sales by the Company of Direct Imaging systems used in the Quickmaster DI, as well as volume increases in consumable sales, offset by a reduction in the Company's sales of PEARLsetters. Market acceptance of the Company's PEARLsetter is developing more slowly than the Company originally anticipated. This resulted in no sales of the PEARLsetter for the second quarter ended June 28, 1997.

     Royalties and fees from licensees increased $968,000 and $1,149,000, respectively, in the second quarter and first six months of 1997 compared to the same periods in 1996. Royalty increases of $2,381,000 and $4,204,000 were offset by reductions of $1,413,000 and $3,055,000, respectively, in engineering and other fees primarily received from Heidelberg.

Included  in the  second  quarter  of 1997  were  certain  fees  related  to the
Company's   agreement  to  license  its  on-press   imaging  patents  to  Scitex
Corporation Ltd.

     Engineering and other fees are based primarily on amounts annually agreed upon between the Company and Heidelberg. No significant fees have been negotiated for 1997, and there can be no assurance that the Company will receive any significant fees from Heidelberg in the current fiscal year. Revenues generated under the Company's agreements with Heidelberg and from Heidelberg distributors represented 77% and 74% for the six month periods ended June 28, 1997 and June 29, 1996, respectively.

Cost of Products Sold

     Costs of products sold for the second quarter and first six months of 1997 totaled $9,942,000 and $20,549,000 (of which $371,000 and $1,576,000 respectively related to Catalina) compared to $4,825,000 and $10,226,000 (of which $405,000 and $1,075,000, respectively, related to Catalina) for the same periods in 1996. These costs consist of the material, labor and overhead associated with product sales, as well as future warranty costs. The increases in such costs comparing the second quarter and the first six months of 1997 with the comparable periods in 1996 related primarily to corresponding volume increases in product sales. The improvement in the gross margin on product sales to 36% for the first six months of 1997 from 34% in the comparable period in 1996 resulted primarily from a change in product mix and certain volume related manufacturing efficiencies.

Engineering and Product Development

     Engineering and product development expenses for the second quarter and first six months of 1997 totaled $2,544,000 and $4,811,000 compared to
$1,800,000 and $4,033,000 for the same periods in 1996. The increases of $744,000 (41%) for the second quarter and $778,000 (19%) for the first six months of 1997 resulted principally from increased expenditures for parts, supplies, labor and contracted services related to the Company's PEARL technology, as well as other product development efforts including the Company's PEARLwet(TM), PEARLdry(TM), and PEARLgold(TM) plates.

Marketing

     Marketing expenses for the second quarter and first six months of 1997 totaled $1,091,000 and $1,853,000 compared to $636,000 and $1,182,000 for the same periods in 1996. The increases for the second quarter and first six months of 1997 of $455,000 (72%) and $671,000 (57%), respectively, related principally to increased expenditures for additional personnel and related costs, as well as promotional activities and trade shows.

General and Administrative

     General and Administrative expenses for the second quarter and first six months of 1997 totaled $1,718,000 and $2,965,000 (of which $132,000 and $371,000 respectively related to Catalina) compared to $1,809,000 and $2,771,000 for the same periods in 1996. The increase of $194,000 (7%) for the first six months of 1997 related principally to increased expenditures for salaries and other costs required to conduct various general and administrative functions of the Company.

Other Income and Expense

     Dividend and interest income earned on the Company's cash and investments decreased $150,000 for the second quarter and $258,000 for the first six months of 1997 compared to the same periods in 1996, principally as a result of the decreased funds available for investment.

     The increase in other expenses of $394,000 for the first six months of 1997, compared to the same period in 1996, related primarily to foreign exchange losses incurred on certain receivables from Heidelberg.

Income Taxes

     The provisions for income taxes for the second quarter and six months ended June 28, 1997 and June 29, 1996 represent principally charges in lieu of income taxes relating to the tax benefit of stock option deductions earned during the periods. The tax benefit of such stock option deductions has been credited to stockholders' equity.

Net Income

     As a result of the foregoing, the Company had net income of $3,210,000 and $6,112,000 for the second quarter and first six months of 1997, compared to net income of $1,647,000 and $2,936,000 for the same periods in 1996. The operations of Catalina did not have a material effect on net income for the quarters ended June 28, 1997, and June 29, 1996.

Liquidity and Capital Resources

     At June 28, 1997, the Company had working capital of $25,068,000, a decrease of $4,315,000 as compared to working capital of $29,383,000 at December 28, 1996. This decrease was primarily attributed to the Company's additions to property, plant and equipment of $17,006,000, offset in part by net income from operations of $6,112,000, plus non-cash items including the tax benefit arising from stock option deductions of $3,910,000, and depreciation and amortization of $1,442,000.

     Net cash provided by operating activities of $10,272,000 for the six months ended June 28, 1997, resulted primarily from net income from operations of $6,112,000 plus noncash items totaling $6,490,000 ($3,910,000 of which relates to the tax benefit arising from stock option deductions) offset by an increase in inventory of $3,045,000.

     Net cash used for investing activities of $13,718,000 for the six months ended June 28, 1997, resulted primarily from the proceeds of sales of marketable securities of $3,494,000, offset by additions to property, plant and equipment used in the Company's business of $17,006,000.

     Net cash provided by financing activities during the six months ended June 28, 1997, totaled $2,263,000, and consisted of utilization under the Citizens Bank line of credit of $1,000,000 and the sale of Common Stock incident to the exercise of various stock options.

     The Company has completed the construction of a 70,000 square foot facility in Tucson, Arizona for Catalina, and is nearing completion of the construction of a 100,000 square foot manufacturing facility in Hudson, New Hampshire. The Hudson manufacturing facility is expected to accommodate the Company's new plate manufacturing operations, which will utilize a new vacuum deposition coating system currently being developed and built for the Company by Catalina, along with the necessary plate finishing and packaging equipment. The Company estimates that the total capital cost of these projects, including land purchases, to be approximately $32,600,000.

     Through June 28, 1997, the Company has expended approximately $14,973,000 for land, land improvements, and construction of the two new facilities. Approximately $8,830,000 of this total was expended during the first six months of 1997, and as of June 28, 1997, the Company had outstanding purchase commitments of approximately $1,500,000 with respect to the new facilities. Additionally, through June 28, 1997, the Company expended $12,385,000 for new plate manufacturing, finishing, and packaging equipment. Approximately $4,575,000 of this total was expended during the first six months of 1997, and as of June 28, 1997, the Company had outstanding purchase commitments of approximately $3,725,000 with respect to the plate manufacturing, finishing, and packaging equipment.

     On July 29, 1997, the Company renewed its agreement with Citizens Bank New Hampshire ("Citizens") for a revolving line of credit loan under which the Company may borrow a maximum of $10,000,000 for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary, Catalina Coatings, Inc. and secured by its assets. Under the terms of the revolving credit agreement, the Company is required to meet certain financial covenants on a quarterly and annual basis. Interest on the line of credit is payable at the LIBOR rate plus 1.75% (7.47% at June 28, 1997). The loan agreement terminates on July 31, 1999, at which date, the entire principal and accrued interest is due and payable. As of June 28, 1997, the Company had $1,000,000 outstanding and $9,000,000 available under the line of credit.

     The Company continues to explore various long term funding options with respect to financing the cost of its new facilities and plate manufacturing equipment. There can be no assurance that the Company can obtain any necessary financing for its new facilities and plate manufacturing equipment. The Company believes that existing funds and the funds available under its current line of credit will be sufficient to satisfy working capital requirements in the foreseeable future.

Effect of Inflation

     Inflation has not had, and is not expected to have, a material impact upon the Company's operations.

Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company accordingly plans to adopt SFAS No. 128 in its January 3, 1998 annual financial statements. The Company does not anticipate that SFAS No. 128 would have had a material effect on the earnings per share presented, if it had been adopted in the first six months ended June 28, 1997.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings


     On June 16, 1997, Seena Stevens Silverman commenced a purported class action in the United States District Court for the District of New Hampshire against the Company, Lawrence Howard, Richard A. Williams, Robert E. Verrando, Glenn J. DiBenedetto, Frank G. Pensavecchia, Harold N. Sparks, Bert DePamphilis, Cabot Market Letter, Cabot Money Management, Inc., Cabot Heritage Corporation, John C. Oxley and Thomas E. Oxley, as co-executors of the Estate of John T. Oxley, The Oxley Foundation, Everen Securities, Inc., Mack Walker, Robert Lutts, Timothy W. Lutts, Donald Chapman and Carlton G. Lutts. The plaintiff purports to bring this action on behalf of a class of persons who sold put options in the common stock of the Company between November 7, 1995 and June 20, 1996. The plaintiff alleges that the defendants defrauded the putative class members by
(1) manipulating the price and supply of the Company's common stock, (2) issuing false and misleading statements regarding the nature of the Company's proprietary PEARL(R) technology, (3) failing to disclose the true depth and target of an SEC investigation into the trading in the Company's stock, (4) making misleading statements regarding the Company's claims to its PEARL technology and its contract with a principal customer of the Company, Heidelberger Druckmaschinen A.G., and (5) failing to disclose alleged trading on non-public information by certain of the individual defendants. The Complaint alleges that the above conduct of the defendants caused the market price of the Company's stock to be artificially inflated. The plaintiff alleges that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and the New Hampshire "Blue Sky" laws, and committed common law fraud and negligent misrepresentation. The plaintiff seeks to recover unspecified compensatory and punitive damages purportedly on behalf of the putative class, as well as costs and expenses, including attorneys' fees and expert witnesses' fees.

     See Note 6 of Notes to the Financial Statements contained in this Form 10-Q and Item 3 of the Company's Form 10-K for the fiscal year ended December 28, 1996, for a description of certain other legal proceedings pending against the Company, its officers, and certain of its directors.

The Company intends to vigorously defend all of the foregoing actions. However, the outcome of any litigation is subject to uncertainty and a successful claim against the Company could have a material adverse effect on the Company.


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

Dated: August 11, 1997



                                                  PRESSTEK, INC.
                                                   (Registrant)



                                      By:      /s/ Richard A. Williams
                                               -----------------------------
                                               Richard A. Williams
                                               Chief Executive Officer
                                               (Duly Authorized Officer)

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