Form 10-Q
period 1997-09-27
PRESSTEK INC /DE/
filed 1997-11-07
CIK 846876

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q



(Mark One)

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1997

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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


________________________________________________________________________________
              Former name, former address and former fiscal year,
                          if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES __X__ NO _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 15, 1997, there were 31,781,622 shares outstanding of the Registrant's common stock, $.01 par value per share.

                                 PRESSTEK, INC.

                                      INDEX



                                                                            PAGE

PART I         FINANCIAL INFORMATION

     Item 1    Financial Statements

               Balance Sheets as of
               September 27, 1997 (unaudited)
               and December 28, 1996                                          3

               Statements  of Income  for the three  and nine  month
               periods ended September 27, 1997 and September 28, 1996
               (unaudited)                                                    4

               Statements  of Cash  Flows for the nine  month  periods
               ended September 27, 1997 and September 28, 1996
               (unaudited)                                                    5

               Notes to Financial Statements
               (unaudited)                                                    6

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 13

     Item 3    Quantitative and Qualitative Disclosures
               about Market Risk -- (Not applicable)                         --

PART II        OTHER INFORMATION                                             20

     Item 1    Legal Proceedings

     Item 5    Other Information

     Item 6    Exhibits and Reports on Form 8-K

Signatures                                                                   22

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                 PRESSTEK, INC.
                                 BALANCE SHEETS


                                                   September 27,   December 28,
                                                       1997            1996
                                                   ------------    ------------
                                                    (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $  2,694,492    $  3,530,866
  Marketable securities                               3,073,971       6,602,854
  Accounts receivable, net of allowance
    for doubtful accounts of $222,000
    in 1997 and $184,000 in 1996                     24,091,213      17,306,020
  Inventory                                          13,431,736      10,639,657
  Costs and estimated earnings in excess
    of billings on uncompleted contracts              1,317,195       1,625,137
  Other current assets                                  465,931         855,287
                                                   ------------    ------------
         Total current assets                        45,074,538      40,559,821
                                                   ------------    ------------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                2,426,827       2,426,827
  Buildings under construction                       14,697,482       3,716,174
  Machinery and equipment                            26,433,183      14,574,637
  Furniture and fixtures                                989,366         681,648
  Leasehold improvements                              2,573,308       2,514,102
  Other                                                  34,498          34,498
                                                   ------------    ------------
         Total                                       47,154,664      23,947,886
  Less accumulated depreciation and amortization     (5,613,314)     (4,230,674)
                                                   ------------    ------------
  Property, plant and equipment, net                 41,541,350      19,717,212
                                                   ------------    ------------

OTHER ASSETS:
  Goodwill, net                                       5,901,204       6,144,819
  Patent applications costs and
    license rights, net                               1,882,285       1,704,406
  Software developments costs, net                      106,641         546,838
  Other                                                 241,844         150,000
                                                   ------------    ------------
         Total other assets                           8,131,974       8,546,063
                                                   ------------    ------------

         TOTAL                                     $ 94,747,862    $ 68,823,096
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                     $  5,200,000    $       --
  Accounts payable                                    9,187,269       8,332,558
  Accrued expenses                                    1,308,123         802,692
  Accrued salaries and employee benefits                780,752         686,090
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                      --         1,355,130
                                                   ------------    ------------
     Total current liabilities                       16,476,144      11,176,470
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                       283,823         204,104
                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
    1,000,000 shares; no shares issued or
    outstanding                                            --              --
  Common stock, $.01 par value; authorized
    75,000,000 shares; issued and outstanding
    31,751,960 shares at September 27, 1997;
    30,784,552 shares at December 28, 1996              317,520         307,846
  Additional paid-in capital                         59,361,246      49,034,195
  Unrealized loss on marketable securities, net         (11,116)        (42,911)
  Retained earnings                                  18,320,245       8,143,392
                                                   ------------    ------------
  Stockholders' equity                               77,987,895      57,442,522
                                                   ------------    ------------

         TOTAL                                     $ 94,747,862    $ 68,823,096
                                                   ============    ============


                        See notes to financial statements

                                                  PRESSTEK, INC.

                                               STATEMENTS OF INCOME
                                                    (Unaudited)

                                                       Three Months Ended                           Nine Months Ended
                                            September 27, 1997    September 28, 1996     September 27, 1997     September 28, 1996
                                            ------------------    ------------------     ------------------     ------------------
REVENUES:
  Product sales                                   $ 19,520,814          $  7,906,582           $ 51,843,996           $ 23,359,224
  Royalties and fees from licensees                  4,772,910             4,459,562             13,353,585             11,891,342
                                                  ------------          ------------           ------------           ------------
    Total revenues                                  24,293,724            12,366,144             65,197,581             35,250,566
                                                  ------------          ------------           ------------           ------------

COSTS AND EXPENSES:
  Cost of products sold                             12,191,210             5,024,451             32,739,979             15,250,401
  Engineering and product development                2,895,163             2,430,467              7,706,174              6,477,524
  Marketing                                          1,311,244               514,120              3,163,840              1,695,910
  General and administrative                         1,612,402             1,711,410              4,577,496              4,468,041
                                                  ------------          ------------           ------------           ------------
    Total costs and expenses                        18,010,019             9,680,448             48,187,489             27,891,876
                                                  ------------          ------------           ------------           ------------
INCOME FROM OPERATIONS                               6,283,705             2,685,696             17,010,092              7,358,690
                                                  ------------          ------------           ------------           ------------

OTHER INCOME (EXPENSE):
  Dividend and interest                                 93,059               157,257                308,562                630,646
  Other, net                                            32,656               (11,926)              (491,801)              (142,175)
                                                  ------------          ------------           ------------           ------------
    Total other income (expense) - net                 125,715               145,331               (183,239)               488,471
                                                  ------------          ------------           ------------           ------------

INCOME BEFORE INCOME TAXES                           6,409,420             2,831,027             16,826,853              7,847,161
PROVISION FOR INCOME TAXES                           2,345,000             1,000,000              6,650,000              3,080,000
                                                  ------------          ------------           ------------           ------------
NET INCOME                                        $  4,064,420          $  1,831,027           $ 10,176,853           $  4,767,161
                                                  ============          ============           ============           ============

WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES                        33,472,324            32,917,596             33,012,136             33,021,974
                                                  ============          ============           ============           ============

NET INCOME PER COMMON AND
COMMON EQUIVALENT SHARE                           $        .12          $        .06           $        .31           $        .14
                                                  ============          ============           ============           ============


                        See notes to financial statements

                                 PRESSTEK, INC.


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Nine Months Ended
                                                       September 27,   September 28,
                                                           1997            1996
                                                       ------------    ------------
CASH FLOWS - OPERATING ACTIVITIES:
  Net income                                           $ 10,176,853    $  4,767,161
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Tax benefit arising from stock option deductions      6,245,000       2,972,000
    Depreciation                                          1,364,425         806,279
    Amortization                                            728,590         542,312
    Provision for warranty and other costs                1,453,174         493,518
    Other, net                                              310,412         226,141
  (Increase) decrease in:
    Accounts receivable                                  (7,483,193)     (5,027,733)
    Inventory                                            (2,792,079)     (2,814,781)
    Costs and estimated earnings in excess of
     billings on uncompleted contracts                      307,942        (696,427)
    Other current assets                                    389,359         (25,828)
  Increase (decrease) in:
    Accounts payable and accrued expenses                   511,968       1,613,072
    Accrued salaries and employee benefits                   94,662         (45,510)
    Billings in excess of costs and estimated
     earnings on uncompleted contracts                   (1,355,130)       (687,325)
                                                       ------------    ------------

    Net cash provided by operating activities             9,951,983       2,122,879
                                                       ------------    ------------

CASH FLOWS - INVESTING ACTIVITIES:
  Investment in subsidiary, net of cash acquired               --        (7,456,020)
  Purchases of property and equipment                   (23,260,297)     (8,325,028)
  Proceeds from sale of equipment                             1,200          47,000
  Increase in other assets                                 (314,501)       (694,466)
  Sales and maturities of marketable securities           3,493,516       3,500,000
  Purchases of marketable securities                           --        (6,956,117)
                                                       ------------    ------------
      Net cash used for investing activities            (20,080,082)    (19,884,631)
                                                       ------------    ------------
CASH FLOWS - FINANCING ACTIVITIES:
  Net proceeds from sale of common stock
   and warrants                                           4,091,725      22,602,910
  Proceeds from line of credit                            5,200,000            --
                                                       ------------    ------------

    Net cash provided by financing activities             9,291,725      22,602,910
                                                       ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (836,374)      4,841,158

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                                     3,530,866       3,628,021
                                                       ------------    ------------
  END OF PERIOD                                        $  2,694,492    $  8,469,179
                                                       ============    ============

SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION
 Cash paid during the period for:
     Interest                                          $     99,553    $       --
                                                       ============    ============
     Income taxes                                      $     90,406    $     45,000
                                                       ============    ============


                        See notes to financial statements

                                 PRESSTEK, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 27, 1997


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

     Presstek, Inc. (the "Company"), which was incorporated in the State of Delaware in September 1987, develops, manufactures, and markets proprietary, digital imaging technologies and systems, and non-photographic thermally based consumables (the "Direct Imaging" technologies) primarily to the graphic arts and related imaging industries. The Company's current Direct Imaging technologies, referred to as PEARL(R), permit the direct digital imaging of the Company's thermal printing plates which eliminate the need for photosensitive materials and the hazardous waste by-products and effluents usually associated with these processes.

     Revenues generated under the Company's agreements with Heidelberger Druckmaschinen AG ("Heidelberg") and from Heidelberg distributors represented 79% and 75% of the Company's total revenues for the nine months ended September 27, 1997, and September 28, 1996, respectively.

     On February 15, 1996, the Company acquired 90% of the outstanding common stock of Catalina Coatings, Inc., an Arizona corporation ("Catalina"). The acquisition was accounted for as a purchase. Catalina is engaged in the development, manufacture and sale of vacuum deposition coating equipment and the licensing and sublicensing of patent rights with respect to a vapor deposition process to coat moving webs of material at high speeds. The Company has continued the business of Catalina which operates as a subsidiary of the Company. Accordingly, the results of Catalina's operations have been included in the Company's September 27, 1997 and September 28, 1996 financial statements. Significant intercompany accounts and transactions have been eliminated.

     Certain accounts in the 1996 financial statements have been reclassified for comparative purposes to conform with the presentation in the September 27, 1997, financial statements.


2.   INVENTORY

     Inventory is valued at the lower of cost or market, with cost determined on the first-in, first-out method. At September 27, 1997, and December 28, 1996, inventory consisted of the following:

                                                   1997                  1996
                                                   ----                  ----
Raw materials                                  $ 8,354,000           $ 6,155,000
Work in process                                  3,110,000             3,533,000
Finished goods                                   1,968,000               952,000
                                               -----------           -----------
     Total                                     $13,432,000           $10,640,000
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

     On May 30, 1997, the Company's Board of Directors declared a two-for-one common stock split, effected in the form of a 100% stock dividend, which was paid on July 7, 1997 to holders of record on June 12, 1997. The split resulted in the issuance of 15,549,862 new shares of common stock. All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the split. A summary of the calculations for the three and nine month periods ended September 27, 1997, and September 28, 1996 follows:

                        (In Thousands, except per share)

                                                           1997                                            1996
                                       --------------------------------------------    --------------------------------------------
                                           Three Months            Nine Months             Three Months            Nine Months
                                       --------------------    --------------------    --------------------    --------------------
                                                    Fully                   Fully                   Fully                   Fully
                                       Primary     Diluted     Primary     Diluted     Primary     Diluted     Primary     Diluted
                                       --------    --------    --------    --------    --------    --------    --------    --------

Net Income                             $  4,064    $  4,064    $ 10,177    $ 10,177    $  1,831    $  1,831    $  4,767    $  4,767
                                       ========    ========    ========    ========    ========    ========    ========    ========
Weighted average common  shares
outstanding                              32,661      32,659      31,752      31,697      30,590      30,590      30,618      30,618

Common equivalent shares from assumed
exercise of outstanding options and
warrants whose effect are not
antidilutive on earnings per share        1,948       1,948       2,068       2,152       3,146       3,153       3,137       3,137

Less shares assumed repurchased using
the treasury method for calculation of
net shares outstanding                   (1,137)     (1,137)       (808)       (731)       (818)       (692)       (733)       (572)
                                       --------    --------    --------    --------    --------    --------    --------    --------

Weighted average common and common
equivalent shares outstanding            33,472      33,470      33,012      33,118      32,918      33,051      33,022      33,183
                                       ========    ========    ========    ========    ========    ========    ========    ========

Net income per common and common
equivalent share                       $    .12    $    .12    $    .31    $    .31    $    .06    $    .06    $    .14    $    .14
                                       ========    ========    ========    ========    ========    ========    ========    ========

4.   INCOME TAXES

     The components of the provision for income taxes for the three and nine month periods ended September 27, 1997, and September 28, 1996, based upon the estimated effective income tax rate for the full fiscal year, were as follows:

                                                                           1997                                    1996
                                                              ------------------------------          ------------------------------
                                                                 Third               Nine                Third               Nine
                                                                Quarter             Months              Quarter             Months
                                                              ----------          ----------          ----------          ----------

Current tax expense - State                                   $   10,000          $  405,000          $    8,000          $  108,000
Charge in lieu of income taxes:
   Federal                                                     1,900,000           5,450,000             850,000           2,600,000
   State                                                         435,000             795,000             142,000             372,000
                                                              ----------          ----------          ----------          ----------

     Total provision                                          $2,345,000          $6,650,000          $1,000,000          $3,080,000
                                                              ==========          ==========          ==========          ==========


     The charge in lieu of income taxes included in the third quarter and nine months ended 1997 and 1996 relate principally to the tax benefit of stock option deductions earned in the respective periods. The tax benefit of such stock option deductions has been credited to stockholders' equity.


5.   LINE OF CREDIT

         On July 29, 1997, the Company renewed its agreement with Citizens Bank New Hampshire for a revolving line of credit loan under which the Company may borrow a maximum of $10,000,000 for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary, Catalina, and secured by its assets. Under the terms of the revolving credit agreement, the Company is required to meet certain financial covenants on a quarterly and annual basis. Interest on the line of credit is payable at the LIBOR rate plus 1.75% (7.41% at September 27, 1997). The loan agreement terminates on July 31, 1999, at which date, the entire principal and accrued interest is due and payable. As of September 27, 1997, the Company had $5,200,000 outstanding and $4,800,000 available under the line of credit.


6.   OTHER INFORMATION

     The Company has completed the construction of a 70,000 square foot manufacturing facility in Tucson, Arizona for Catalina, and is nearing completion of the construction of a 100,000 square foot manufacturing facility in Hudson, New Hampshire. The Hudson manufacturing facility is expected to accommodate the Company's new plate manufacturing operations, which will utilize a new vacuum deposition coating system currently being developed and built for the Company by Catalina, along with the necessary plate finishing and packaging equipment. The Company estimates that the total capital cost of these projects, including land purchases, to be approximately $35,000,000.

     Through  September  27,  1997,  the  Company  has  expended   approximately
$17,125,000 for land, land improvements, and construction of the two new facilities. Approximately $10,982,000 of this total was expended during the first nine months of 1997, and as of September 27, 1997, the Company had outstanding purchase commitments of approximately $805,000 with respect to the new facilities. Additionally, through September 27, 1997, the Company expended $15,940,000 for new plate manufacturing, finishing and packaging equipment. Approximately $8,131,000 of this total was expended during the first nine months of 1997, and as of September 27, 1997, the Company had outstanding purchase commitments of approximately $1,130,000 with respect to the plate manufacturing, finishing, and packaging equipment.

     Between June 28, 1996, and June 16, 1997, several class action lawsuits were filed against the Company and certain other defendants, including, but not limited to the Company's officers and directors. These actions have been consolidated in the United States District Court, District of New Hampshire, and a single consolidated amended complaint has been filed by lead counsel for the plaintiffs. In addition, two actions have been filed derivatively, on behalf of the Company, one in the Chancery Court of the State of Delaware and the other in the United States District Court, District of New Hampshire, against certain of the Company's officers and directors.

     The lawsuits each contain a variety of allegations including, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, violations of Section 20(a) of the Exchange Act, common law fraud and deceit, negligent misrepresentation and waste of corporate assets. The allegations include claims that the Company issued false and misleading financial statements, and failed to properly disclose (a) adverse information concerning the Company's patents; (b) the nature and extent of the investigation by the Securities and Exchange Commission ("Commission") with respect to activities by certain unnamed persons and entities in connection with the securities of the
Company (c) the backlog of orders from, supply contracts with, and orders received by its principal customer. The Company's officers and directors are alleged to have sold the Company's common stock while in possession of material non-public information. The plaintiffs generally are seeking to recover unspecified damages and reimbursement of their costs and expenses incurred in connection with the action. Moreover, the plaintiff in the derivative action in Delaware is also seeking a return to the Company of all salaries and the value of other remuneration paid to the defendants by the Company during the time they were in breach of their fiduciary duties and an accounting of and/or constructive trust on the proceeds of defendants trading activities in the common stock.

     The Company intends to vigorously defend all of the foregoing actions. However, the outcome of any litigation is subject to uncertainty and a successful claim against the Company could have a material adverse effect on the Company.

     In addition to the foregoing, on August 19, 1997, the Company announced that it had reached a proposed "agreement in principle" with the staff of the Commission which the Company believes could bring a close to the Company's involvement in the Commission's three-year investigation into the trading of the Company's securities. The terms of the proposed agreement must be presented to the Commission for its approval by its staff and is subject to a detailed review by senior staff and Commission officers prior to presentation to the Commission. Such approval is not automatic or guaranteed.

     As presently proposed, the settlement calls for the consensual entry of a cease and desist order in which the Company, without admitting or denying violations of the securities laws, agrees to abide by federal securities laws and regulations in the future. The allegations by the Commission giving rise to this matter relate to the accuracy of certain disclosures made by the Company at various times from 1994 to 1996.

     In related matters, the Company also announced that other "agreements in principle" had been reached between the Company's Chairman of the Board, Robert Howard, and the Commission; and between the Company's President, Robert Verrando, and the Commission. Mr. Howard and Mr. Verrando were each represented by their own outside counsel. These agreements are also subject to further review and approval by the Commission and its staff. Such approval is also neither automatic nor guaranteed.

     On September 17, 1997, the Company announced that it had filed suit in the United States District Court of New Hampshire for defamation and unfair business practices against three individuals whom the Company alleges issued false statements and published untrue Internet postings for the purpose of influencing the price of the Company's common stock. The Company is seeking damages and injunctive relief. There can be no assurance that the Company will obtain any of the relief it is seeking in this matter.


7.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company accordingly plans to adopt SFAS No. 128 in its January 3, 1998 annual financial statements. The Company does not anticipate that SFAS No. 128 would have had a material effect on the earnings per share presented, if it had been adopted in the nine months ending September 27, 1997.

     In June 1997, the FASB issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.

     Both of these new standards are effective for financial statements for periods beginning after December 15, 1997, and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

     The statements which are not historical facts contained in this Item 2 and elsewhere in this Form 10-Q are forward looking statements that involve a number of risks and uncertainties, including, but not limited to, the risks of uncertainty of patent protection, the impact of supply and manufacturing constraints or difficulties, possible technological obsolescence, increased competition, litigation, and other risks detailed in the Securities and Exchange Commission filings of Presstek, Inc. (the Company).

Results of Operations

     The Company, which was incorporated in the State of Delaware in September 1987, continues to further develop and market its proprietary, digital imaging technologies and systems, and non-photographic thermally based consumables (the "Direct Imaging" technologies) primarily to the graphic arts and related imaging industries. The Company's current Direct Imaging technologies, referred to as PEARL(R), permit the direct digital imaging of the Company's thermal printing plates which eliminate the need for photosensitive materials and the hazardous waste by-products and effluents usually associated with these processes.

     The Company continues to pursue a strategy based on alliances and relationships with major corporations in the graphic arts and related industries encompassing licensing, product development and commercialization, manufacturing, marketing, distribution, sales and services. The Company and Heidelberger Druckmaschinen AG ("Heidelberg"), the world's largest manufacturer of printing presses and printing equipment, based in Germany, jointly developed the first Heidelberg Direct Imaging Printing Press (the "GTO-DI") and its successor, the four color, fully automated lithographic press, the Quickmaster DI 46-4 ("Quickmaster DI") to take full advantage of the Company's improved implementation of its Direct Imaging technologies. The Quickmaster DI press was introduced by Heidelberg in May 1995 to replace the GTO-DI, which is no longer being produced. The Company also has an agreement with the Adast Adamov Company, a manufacturer of offset lithographic presses. This agreement has resulted in the use of the Company's Direct Imaging technologies on a larger format (19" x 26") multicolor press. Shipments of the Omni Adast Direct Imaging systems began in December 1996. In addition, Nilpeter A/S of Denmark has announced the introduction of an offset label press that utilizes the Company's Direct Imaging technology. In September of 1997, at a major printing industry trade show called Print '97, the Company demonstrated a new thermal plate technology for use on offset presses equipped with dampening (wet) systems. This new thermal plate, referred to as PEARLgold(TM), uses thin film manufacturing technologies developed, in part, through the Company's use of vacuum deposition systems manufactured by Catalina. The Company expects to commercialize this product in the first quarter of 1998.

     During 1996, the Company began shipments of the PEARLsetter(TM), a computer-to-plate imaging device that images both the Company's wet and dry thermally based offset printing plates. Other systems are under development, which will use the Company's imaging and plate technology in a broader range of printing applications with companies such as Alcoa Packaging Equipment.

     On February 15, 1996, the Company acquired 90% of the outstanding common stock of Catalina Coatings, Inc., an Arizona corporation ("Catalina"). The acquisition was accounted for as a purchase. Catalina is engaged in the development, manufacture and sale of vacuum deposition coating equipment and the licensing and sublicensing of patent rights with respect to a vapor deposition process to coat moving webs of material at high speeds. The Company has continued the business of Catalina which operates as a subsidiary of the Company. Accordingly, the results of Catalina's operations have been included in the Company's September 27, 1997 and September 28, 1996 financial statements.

     The Company operates and reports on a 52/53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the third quarters of 1997 and 1996 ended on September 27, 1997, and September 28, 1996, respectively.

     On May 30, 1997, the Company's Board of Directors declared a two-for-one common stock split, effected in the form of a 100% stock dividend, which was paid on July 7, 1997 to holders of record on June 12, 1997. The split resulted in the issuance of 15,549,862 new shares of common stock. All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the split.

Revenues

     Revenues for the quarters ended September 27, 1997 and September 28, 1996 of $24,294,000 and $12,366,000 consisted of product sales, royalties, fees and other reimbursements. Revenues for the third quarter of 1997 increased $11,928,000 or 96% compared to the third quarter of 1996. For the first nine months of 1997 and 1996, revenues totaled $65,198,000 and $35,251,000, respectively. Revenues for the first nine months of 1997 increased $29,947,000 or 85% compared to the first nine months of 1996.

     Product sales increased $11,614,000 and $28,485,000, respectively, comparing the three and nine month periods in 1997 with the same periods in 1996. These increases were primarily a result of volume increases in sales by the Company of Direct Imaging systems used in the Quickmaster DI, sales of the PEARLsetter(TM), as well as volume increases in consumable sales.

     Royalties and fees from licensees increased $313,000 and $1,463,000, respectively, in the third quarter and first nine months of 1997 compared to the same periods in 1996. Comparing the third quarter and first nine months of 1997 to the same periods in 1996, royalty increases of $3,148,000 and $7,464,000 were offset by reductions of $2,835,000 and $6,001,000, respectively, in engineering and other fees primarily received from Heidelberg. Included in the first nine months of 1997 were certain fees related to the Company's agreement to license its on-press imaging patents to Scitex Corporation Ltd.

     Engineering and other fees are based primarily on amounts annually agreed upon between the Company and Heidelberg. No significant fees have been negotiated for 1997, and there can be no assurance that the Company will receive any significant fees from Heidelberg in the current fiscal year. Revenues generated under the Company's agreements with Heidelberg and from Heidelberg distributors represented 79% and 75% of total revenues for the nine month periods ended September 27, 1997 and September 28, 1996, respectively.

     Heidelberg has indicated to the Company that the substantial backlog that existed for its Quickmaster DI, which uses the Company's Direct Imaging technology, has now been brought to normal levels. According to Heidelberg, future production levels will be based on worldwide order requirements. The Company, therefore, assumes that the current production rate of its Direct Imaging system used in the Quickmaster DI press will be reduced beginning in the first quarter 1998.

     Although the Company expects its Heidelberg based revenues for 1998 to be reduced by the anticipated production decrease of Quickmaster DIs, it expects, based on conversations with Heidelberg, to obtain higher prices for the Direct Imaging systems sold to Heidelberg for use in the Quickmaster DI. The Company believes these higher prices will mitigate the impact of fewer units being shipped. At the same time, the Company expects to ship higher volumes of its other Direct Imaging products and its proprietary thermal plates in 1998 as compared to 1997, all of which should minimize the impact of the anticipated 1998 Heidelberg production plan.

Cost of Products Sold

     Costs of products sold for the third quarter and first nine months of 1997 totaled $12,191,000 and $32,740,000 compared to $5,024,000 and $15,250,000 for the same periods in 1996. These costs consist of the material, labor and overhead associated with product sales, as well as future warranty costs. The increases in such costs comparing the third quarter and the first nine months of 1997 with the comparable periods in 1996 related primarily to corresponding volume increases in product sales. The improvement in the gross margin on product sales to 37% for the first nine months of 1997 from 35% in the comparable period in 1996 resulted primarily from a change in product mix and certain volume related manufacturing efficiencies.

Engineering and Product Development

     Engineering and product development expenses for the third quarter and first nine months of 1997 totaled $2,895,000 and $7,706,000 compared to $2,430,000 and $6,478,000 for the same periods in 1996. The increases of $465,000 or 19% for the third quarter and $1,228,000 or 19% for the first nine months of 1997 resulted principally from increased expenditures for parts, supplies, labor and contracted services related to the Company's PEARL technology, as well as other product development efforts including the Company's PEARLgold plates.

Marketing

     Marketing expenses for the third quarter and first nine months of 1997 totaled $1,311,000 and $3,164,000 compared to $514,000 and $1,696,000 for the same periods in 1996. The increases for the third quarter and first nine months of 1997 of $797,000 or 155% and $1,468,000 or 87%, respectively, related principally to increased expenditures for additional personnel and related costs, as well as promotional activities and trade shows.

General and Administrative

     General and Administrative expenses for the third quarter and first nine months of 1997 totaled $1,612,000 and $4,577,000 compared to $1,711,000 and
$4,468,000 for the same periods in 1996.

Other Income and Expense

     Dividend and interest income earned on the Company's cash and investments decreased $64,000 for the third quarter and $322,000 for the first nine months of 1997 compared to the same periods in 1996 principally as a result of the decreased funds available for investment.

     The increase in other expenses of $350,000 for the first nine months of 1997, compared to the same period in 1996, related primarily to foreign exchange losses incurred on certain receivables from Heidelberg during the 1997 period.

Income Taxes

     The provisions for income taxes for the third quarter and nine months ended September 27, 1997 and September 28, 1996 represent principally charges in lieu of income taxes relating to the tax benefit of stock option deductions earned during the periods. The tax benefit of such stock option deductions has been credited to stockholders' equity.

Net Income

     As a result of the foregoing, the Company had net income of $4,064,000 and $10,177,000 for the third quarter and first nine months of 1997, compared to net income of $1,831,000 and $4,767,000 for the same periods in 1996. The operations of Catalina did not have a material effect on net income for the nine months ended September 27, 1997, and September 28, 1996.

Liquidity and Capital Resources

     At September 27, 1997, the Company had working capital of $28,598,000, a decrease of $785,000 as compared to working capital of $29,383,000 at December 28, 1996. This decrease was primarily attributed to the Company's additions to property, plant and equipment of $23,260,000, offset in part by net income from operations of $10,177,000, plus noncash items of $10,102,000, including the tax benefit arising from stock option deductions of $6,245,000, and depreciation and amortization of $2,093,000, and the proceeds from the issuances of common stock of $4,092,000.

     Net cash provided by operating activities of $9,952,000 for the nine months ended September 27, 1997, resulted primarily from net income from operations of $10,177,000 plus noncash items totaling $10,102,000 ($6,245,000 of which relates to the tax benefit arising from stock option deductions) offset by increases in inventory and accounts receivable of $2,792,000 and $7,483,000, respectively.

     Net cash used for investing activities of $20,080,000 for the nine months ended September 27, 1997, resulted primarily from additions to property, plant and equipment used in the Company's business of $23,260,000, offset by the proceeds of sales of marketable securities of $3,494,000.

     Net cash provided by financing activities during the nine months ended September 27, 1997, totaled $9,292,000, and consisted of borrowings under the Company's line of credit of $5,200,000 and the sale of Common Stock incident to the exercise of various stock options of $4,092,000.

     The Company has completed the construction of a 70,000 square foot facility in Tucson, Arizona for Catalina, and is nearing completion of the construction of a 100,000 square foot manufacturing facility in Hudson, New Hampshire. The Hudson manufacturing facility is expected to accommodate the Company's new plate manufacturing operations, which will utilize a new vacuum deposition coating system currently being developed and built for the Company by Catalina, along with the necessary plate finishing and packaging equipment. The Company estimates that the total capital cost of these projects, including land purchases, to be approximately $35,000,000.

     Through  September  27,  1997,  the  Company  has  expended   approximately
$17,125,000 for land, land improvements, and construction of the two new facilities. Approximately $10,982,000 of this total was expended during the first nine months of 1997, and as of September 27, 1997, the Company had outstanding purchase commitments of approximately $805,000 with respect to the new facilities. Additionally, through September 27, 1997, the Company expended $15,940,000 for new plate manufacturing, finishing, and packaging equipment. Approximately $8,131,000 of this total was expended during the first nine months of 1997, and as of September 27, 1997, the Company had outstanding purchase commitments of approximately $1,130,000 with respect to the plate manufacturing, finishing, and packaging equipment.

     On July 29, 1997, the Company renewed its agreement with Citizens Bank New Hampshire for a revolving line of credit loan under which the Company may borrow a maximum of $10,000,000 for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary, Catalina and secured by its assets. Under the terms of the revolving credit agreement, the Company is required to meet certain financial covenants on a quarterly and annual basis. Interest on the line of credit is payable at the LIBOR rate plus 1.75% (7.41% at September 27, 1997). The loan agreement terminates on July 31, 1999, at which date, the entire principal and accrued interest is due and payable. As of September 27, 1997, the Company had $5,200,000 outstanding and $4,800,000 available under the line of credit.

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

     The Company has entered into three Purchase and Sale Agreements for the sale of certain parcels of land located in Hudson, New Hampshire. The land is part of a 65 acre parcel which was purchased in August 1996 and has subsequently been subdivided. The total cash expected to be generated by the sale of these three parcels is approximately $1,000,000, and the Company anticipates the completion of the sales to occur in the fourth quarter.

Effect of Inflation

     Inflation has not had, and is not expected to have, a material impact upon the Company's operations.

Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company accordingly plans to adopt SFAS No. 128 in its January 3, 1998 annual financial statements. The Company does not anticipate that SFAS No. 128 would have had a material effect on the earnings per share presented, if it had been adopted in the first nine months ended September 27, 1997.

     In June 1997, the FASB issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.

     Both of these new standards are effective for financial statements for periods beginning after December 15, 1997, and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Between June 29, 1996 and June 16, 1997, several class action lawsuits were filed against the Company and certain other defendants, including, but not limited to, the Company's executive officers and certain of its directors. These actions have been consolidated in the United States District Court, District of New Hampshire. In addition, two actions have been filed derivatively, on behalf of the Company, one in the Chancery Court of the State of Delaware and the other in the United States District Court, District of New Hampshire, against certain of the Company's officers and directors. See Note 6 of Notes to the Financial Statements included in this Form 10-Q, Item 3 of the Company's Form 10-K for the fiscal year ended December 28, 1996 and Item 1 of Part II of the Company's Form 10-Q for the quarter ended June 28, 1997 for further information regarding these actions.

     The Company intends to vigorously defend all of the foregoing actions. However, the outcome of any litigation is subject to uncertainty and a successful claim against the Company could have a material adverse effect on the Company.

     In addition to the foregoing, on August 19, 1997, the Company announced that it has reached a proposed "agreement in principle" with the staff of the Securities Exchange Commission ("Commission") which the Company believes could bring a close to the Company's involvement in the Commission's three-year investigation into the trading of the Company's securities. The terms of the proposed agreement must be presented to the Commission for its approval by its staff and is subject to a detailed review by senior staff and Commission officers prior to presentation to the Commission. Such approval is not automatic or guaranteed.

     As presently proposed, the settlement calls for the consensual entry of a cease and desist order in which the Company, without admitting or denying violations of the securities laws, agrees to abide by federal securities laws and regulations in the future. The allegations by the Commission giving rise to this matter relate to the accuracy of certain disclosures made by the Company at various times from 1994 to 1996.

     In related matters, the Company also announced that other "agreements in principle" had been reached between the Company's Chairman of the Board, Robert Howard, and the Commission; and between the Company's President, Robert Verrando, and the Commission. Mr. Howard and Mr. Verrando were each represented by their own outside counsel. These agreements are also subject to further review and approval by the Commission and its staff. Such approval is also neither automatic nor guaranteed.

     On September 17, 1997, the Company announced that it had filed suit in the United States District Court of New Hampshire for defamation and unfair business practices against three individuals whom the Company alleges issued false statements and published untrue Internet postings for the purpose of influencing the price of the Company's common stock. The Company is seeking damages and injunctive relief. There can be no assurance that the Company will obtain any of the relief it is seeking in this matter.

Item 5. Other Information

     In September 1997, the Company adopted the Presstek, Inc. 1997 Interim Stock Option Plan ("Plan") which provides for the grant of non-qualified options to purchase up to 250,000 shares of common stock to persons eligible to receive options under the Plan. The Plan provides that it will be administered by the Board of Directors or a committee of the Board who shall determine, among other things, the persons who shall receive options under the Plan and the number and term of the options granted under the Plan. Options cannot be granted under the Plan at less than the fair market value of the underlying common stock on the date of grant.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibit 10.1 1997 Interim Stock Option Plan
          Exhibit 27 Financial Data Schedule (for SEC use only)

     (b) No reports on Form 8-K were filed for the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 1997



                                             PRESSTEK, INC.
                                             --------------
                                              (Registrant)



                                        By: /s/ Richard A. Williams
                                            --------------------------------
                                            Richard A. Williams
                                            Chief Executive Officer
                                            (Duly Authorized Officer)

                                        By: /s/ Glenn J. DiBenedetto
                                            --------------------------------
                                            Glenn J. DiBenedetto
                                            Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)