Form 10-K
period 1998-01-03
PRESSTEK INC /DE/
filed 1998-04-02
CIK 846876

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 3, 1998

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

                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The  aggregate   market  value  of  the   registrant's   Common  Stock  held  by
non-affiliates of the registrant as of March 19, 1998, was approximately $650,000,000.

As of March 19, 1998, there were 31,990,614 shares of the registrant's Common Stock outstanding.

                      Documents Incorporated by Reference:

Parts of the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 28, 1998 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

Item 1.  Business.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

     Certain statements contained in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the risks of uncertainty of patent protection, the impact of supply and manufacturing constraints or difficulties, possible technological obsolescence, increased competition, litigation and other risks detailed in the Company's other filings with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "intend", "forecast", and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

A3(2-up) a printing term referring to a standard paper size capable of printing two 8.5" x 11" pages on a sheet of paper

Ablation a controlled detachment/vaporization caused by a thermal event. This process is used during the imaging of the Company's PEARL(R) consumables

Computer-to-plate             a general term referring to the exposure of
(direct-to-plate)             lithographic plate material from a digital
                              database, off-press

Dampening solution            traditional lithographic printing chemical bath
                              used to coat the non-image areas of a printing plate

Direct Imaging (DI)           Digital   Imaging   systems   that   allow   image
                              technologies carriers (film and plates) to be imaged from a digital database, on- and off-press

Dots per inch (dpi)           a measurement of the resolving power or the
                              addressability of an imaging device

Effluents                     waste materials that flow from photographic
                              processing equipment, which are often toxic in nature

GTO-DI the first generation of Direct Imaging, waterless presses available in two, four and five printing station configurations, a joint effort between Heidelberg and Presstek

Halftone a printing reproduction process which converts the image into dots of various sizes and equal spacing between centers

Heidelberg                    Heidelberger Druckmaschinen AG, the world's
                              largest printing press manufacturer, headquartered in Heidelberg, Germany

Hydrophobic/                  used in printing  to describe  whether a material
Hydrophilic                   will be water  receptive (hydrophilic) or reject
                              water (hydrophobic)

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

Off-press                     making a printing plate from either an analog or
                              digital source independently of the press on which it will be used

Oleophilic/                   used in printing to describe whether a material
Oleophobic                    will be ink receptive (oleophilic) or reject ink
                              (oleophobic)

On-demand                     a manufacturing philosophy when applied to
                              printing provides faster service, shorter run lengths and less inventory

On-press the use of Presstek's Direct Imaging technologies to make a plate directly from a digital file on the press

PEARL(R) the name associated with Presstek's current laser imaging technologies and related products and consumables

PEARL Imaging                 the Presstek components required to convert
systems                       a conventional printing press into a Direct
                              Imaging press, including laser diode arrays, computers, electronics

PEARLsetter(TM)               the Company's product line of computer-to-plate,
                              off-press plate making equipment

Photosensitive                silver halide emulsions exposed by a reaction to
                              light requiring a subsequent chemical development and stabilization process

Plate making                  the process of applying a printable image to a
                              printing plate

Prepress graphic arts operations and methodologies that occur prior to the printing process; typically these include photography, scanning, image assembly, exposure of image carriers (film and/or plate), proofing

Proofer/proof                 a machine that creates an image that is an exact
                              duplicate of what will be printed, or the duplicated image itself.

Quickmaster  46-4;            the second generation of Direct Imaging, waterless
Quickmaster  DI               presses, highly automated with roll-fed PEARL
                              plate material, a joint effort between Heidelberg and Presstek

Semiconductor                 a high-powered, infrared imaging technology
laser diode                   employed in the PEARL imaging system

Short-run markets/printing    a graphic arts classification used to denote an
                              emerging trend for lower print quantities

Spark Discharge Technology    the Company's  first Direct Imaging  technology in
                              which a proprietary printing plate was imaged by means of discharging an electrical spark

Thermally-based               a method of digitally exposing a material via the
                              heat generated from a laser beam

Vapor deposition process      a technology to accurately, uniformly coat
                              substrates in a controlled environment

Waterless                     a lithographic printing method that uses dry
                              offset printing plates and inks thus it does not require a dampening system

"YAG" laser                   one of the more commonly used laser sources for
                              direct-to-plate imaging systems


General

     Presstek, Inc. (the "Company" or "Presstek"), incorporated in Delaware, was founded in September of 1987 as a development company to find a new way to produce color offset printing. This new printing method would take full advantage of computer based, electronic prepress processes which were rapidly becoming (and have now become) available and expedited the design, image manipulation, page assembly and related aspects used to produce high quality color pages in a digital format. These digitally formatted pages, however, could not be easily converted to finished, four or more color offset printed pages. The process used to do this involved costly and time consuming methods including the use of specialized photosensitive film recording systems and related plate exposure devices along with the need to chemically process these photosensitive analog films and plates. These photographically based methods generated waste effluents that were difficult to dispose of in an environmentally sound manner. The Company's objective was to eliminate these non-digital processes and develop a new system that would allow digitally formatted file data to be used to image a plate directly on the printing press. This would reduce cost, eliminate the time it normally takes to make films and plates, and improve the quality of the finished printed offset page.

     The Company's development work ultimately led to the commercialization of its proprietary PEARL based direct imaging technology. This new direct imaging technology, which now uses high powered semiconductor laser diodes and thermal ablation printing plate materials, is currently being used in a variety of both on-press and off-press applications. The Company believes that PEARL represents a technological breakthrough for the worldwide printing and publishing industry, since PEARL can be used for both on-press and off-press (such as the Company's PEARLsetter computer-to-plate system) applications. This capability provides a number of new applications for the Company's direct imaging systems and its proprietary consumable thermally-based printing plates. The Company believes its past investments in its proprietary PEARL direct imaging technologies, which have resulted in more than 75 patents issued throughout the world, and 19 additional pending applications in the United States, together with its ten years of experience in developing digital imaging systems, place the Company in a significant position in the markets it has chosen to serve. To further strengthen its patent portfolio, on January 5, 1998, the Company acquired the stock of Heath Custom Press, Inc. ("Heath") of Seattle, Washington. Heath is engaged in the design and manufacture of custom printing presses. See "Patents and Proprietary Rights."

Strategy, Background, and Important Relationships

     The Company's strategy is based on alliances and relationships with major companies in the graphic arts industry and other markets. This strategy includes licensing the Company's intellectual property, specialized product development based on the Company's proprietary technologies, manufacturing imaging subsystems for inclusion in other manufacturers' products, manufacturing the Company's own end user and private label products, as well as the manufacture of the Company's proprietary thermal plate materials.

     This strategy led to the development of an important and long-term relationship with Heidelberger Druckmaschinen AG ("Heidelberg"), the world's largest manufacturer of printing presses and printing equipment, based in Germany. This relationship was formalized with the signing of a Master Agreement and a Technology License Agreement in January 1991. The Master

Agreement and Technology License Agreement are sometimes collectively referred to hereafter as the "Heidelberg Agreements."

The Heidelberg Agreements

     The Heidelberg Agreements relate to the integration of the Direct Imaging technology into various presses manufactured by Heidelberg (the "Heidelberg Presses") and the manufacture of components for and the commercialization of such presses. Pursuant to the Heidelberg Agreements, the Company granted Heidelberg certain exclusive rights, for use of the Direct Imaging technology for the Quickmaster DI format size.

     The Heidelberg Agreements and amendments govern the Company's relationship with Heidelberg and provide for the Company to supply Direct Imaging systems to Heidelberg at specified rates. The Heidelberg Agreements currently expire in December 2011 subject to certain early termination and extension provisions. Under these agreements, Heidelberg agreed to pay to the Company royalties on the net sales prices of various specified types of Heidelberg Presses on which the Company's Direct Imaging technology would be used.

     The most important amendments and adjustments to the Heidelberg Agreements are summarized below.

     In 1993, the Company granted Heidelberg a forty-five month exclusive license which expired in January 1997 for the manufacture and sale of PEARL technology used on the Quickmaster DI. After the initial forty-five month period, Heidelberg's rights remain exclusive subject to the Company's right to terminate such exclusivity on three months' written notice to Heidelberg.

     In November 1995, the Company and Heidelberg agreed (the "November Agreement") to certain arrangements, whereby the Company was provided with incremental revenue, certain price increases, and modifications of the Quickmaster DI royalty billing and payment terms by Heidelberg. The Master Agreement was also modified by the November Agreement to provide Heidelberg with a fixed royalty rate on the Quickmaster DI. These arrangements were made as a result of a schedule change requested by Heidelberg in November 1995, to reduce the number of PEARL imaging systems being manufactured by the Company each month for Heidelberg from the amount then being produced.

     The production schedule for Quickmaster DI imaging systems was subsequently increased by Heidelberg in September 1996, requiring the Company to produce three systems per day (60 per month) commencing in April 1997. In March 1997, the production schedule was further increased, requiring the Company to manufacture four systems per day (80 per month) commencing in September 1997. In March 1997 the Company and Heidelberg also agreed to a fixed royalty rate for the Direct Imaging systems, subject to Heidelberg maintaining an exclusive license on the Quickmaster DI.

     In March 1998, the Company and Heidelberg concluded negotiations relating to production levels and schedules for 1998, which will result in the Company materially reducing production levels of Direct Imaging systems used in the Quickmaster DI press for fiscal 1998.

     The Company believes the design of the Quickmaster-DI digital press using the Company's proprietary Direct Imaging technology has been well received by the market. The Quickmaster DI won the 1995 Intertech New Technology Award and in February 1996, two Seybold Editor's Awards. In March 1996, the Company also received the National Association of Printers and Lithographers Award for the contribution its direct Imaging technologies have made to the printing industry.

Other Business Relationships

     In addition to its on-going association with Heidelberg, the Company has also developed business relationships with:

     Adast-Adamov, a Czech Republic company, which uses the Company's Direct Imaging technology on a larger format (19" x 26") multicolor offset press.

     Scitex Corporation Limited, a leading supplier of electronic pre-press products and systems which, along with KBA-Planeta AG, a major supplier of medium and large format sheet-fed offset printing presses, established a joint venture with the Company to develop, produce and market a new digital offset press. This new press, called the Karat 74, also uses the Company's direct imaging and related intellectual property (under license from Presstek), and thermal ablation printing plates.

     Nilpeter A/S of Denmark which has begun marketing an offset label press that utilizes the Company's direct imaging technology and printing plates.

     Alcoa Packaging Equipment, a division of the Aluminum Company of America, which has publicly shown a new method of printing halftone images on beverage cans that is based on Presstek's direct imaging technology and thermal ablation printing plates.

     Imation Corp. working together with Presstek have jointly developed a new method for the production of true half-tone "dot for dot" color press proofs using the Company's computer-to-plate imaging system specially modified for this unique application.

     Fuji Photo Film Ltd., one of the world's leading suppliers to the graphic communications industry, which together with the Company announced in 1997 the signing of a long-range Development and Sales Agreement which will involve the use of the Company's proprietary intellectual property and know how.

     The Company is also pursuing other business relationships which it believes should result in broader use of the Company's direct imaging and plate technologies in existing as well as new applications. However, there can be no assurance that the Company, any Company product or any products incorporating the Company's technology will be able to compete successfully in the market.

     The Company has also established a worldwide distribution network through which it markets, sells and supports its PEARLsetter branded computer-to-plate and PEARL thermal ablation printing plate products. This network currently encompasses 36 dealers located worldwide and includes the largest graphic arts dealer in the United States, the Pitman Company, which sells its products through multiple branch locations. In addition, Fuji Photo of Canada is the Company's exclusive dealer for its products in Canada. Along with this worldwide dealer network the Company has established OEM, private label distribution arrangements for its computer-to-plate system with Sakurai Graphic Systems Corporation, and Horsell Graphic Industries Ltd. These OEM relationships allow these companies to market, sell and support private labeled versions of the Company's PEARLsetter product line.

The Company's PEARL Direct Imaging System and Its Manufacture

     The Company's Direct Imaging system is composed of a series of solid state semiconductor laser diodes held in a fixed array that can range in size, depending on the application, from as few as 8 diodes to as many as 32 or more diodes. Each diode is responsible for imaging a specific area of the printing plate.

     Each diode is under computer control and can be turned off and on at high speeds, usually measured in microseconds. When the diode is turned on it creates a miniature, precise, micron measured beam of high powered infrared laser light. The beam is focused on a specific area on the surface of the thermal printing plate and causes this area of the plate to instantaneously heat up causing an ablation effect and creating a microscopic hole. This hole on the surface of the printing plate is ink receptive. The area surrounding the hole that has not been exposed to the laser beam is not and thus an image can be created by controlling the placement of each laser beam.

     This   laser-based   imaging   concept  is  used  on  both  the   Company's
computer-to-press and computer-to-plate systems.

     These imaging systems are manufactured by the Company in its systems manufacturing facility located at 9 Commercial Street in Hudson, New Hampshire. The Company uses a number of outside vendors who supply many of the imaging system sub-system assemblies. These assemblies along with components manufactured by the Company are assembled by the Company into completed systems
- either computer-to-press direct imaging systems such as the Quickmaster DI systems, or PEARLsetter computer-to-plate imaging systems. Both of these systems use semiconductor laser diode devices built to the

Company's specifications and currently supplied by one source pursuant to open purchase orders. The Company believes however, that there will be several sources available to manufacture the laser diodes to its specifications, if required in the future.

The Company's PEARL Thermal Ablation Printing Plate and Its Manufacture.

     The Company continues to develop its proprietary thermally-based consumable plate products that are imaged by both its own direct imaging systems as well as high-energy laser based, direct-to-plate systems offered by companies such as Gerber, Creo and others.

     The Company's PEARL thermal ablation printing plates are available in both waterless - PEARLdry, (meaning that the press has no dampening system) or PEARLgold, a wet, or dampening system equipped press plate configurations. Both of these plates are based on the Company's proprietary ablation imaging technology. This means that they respond to heat and not to light. The Presstek plate is able to convert the laser light into heat because of a special metalized layer that is sensitive to the wave length of the laser light source. The Company's plate materials have a wide infrared spectral sensitivity range (800 to 1200 nanometers) and can be used with a variety of both "YAG" and diode based laser imaging systems.

     At Imprinta, an industry trade show held in Dusseldorf, Germany in May 1997, the Company introduced PEARLgold, its newest plate product which is expected to be in controlled sales by the end of second quarter of 1998. PEARLgold is a "wet" or dampening system equipped press lithographic offset printing plate that requires no post imaging cleaning or chemical processing. The Company believes that this new wet offset plate product has significantly broader market potential due to the much larger number of wet offset printing presses installed on a worldwide basis. However, the customer must first adopt the use of thermally-based computer-to-plate capabilities before being able to use the Company's PEARLgold plate materials. Although the Company believes it can compete successfully in this newly developing market there can be no assurances that it can do so.

     The PEARLdry plate, uses a specially formulated silicone material which is coated over the metalized infrared absorbing layer. The silicone layer is oleophobic and when the imaging laser causes the ablation process to occur, the resulting hole created by the laser in the silicone becomes ink receptive. Presstek's PEARLdry plates are used on the Quickmaster DI, the GTO-DI, the Adast 705 DI, the Nilpeter Cassette Imaging system, the Alcoa can decorating imaging system and the Kammann CD Imaging system. Other direct-to-plate systems also are able to image the Company's PEARLdry plate which can then be used on a conventional waterless press.

     The Company currently is having its PEARLdry plates manufactured by Rexam Custom Coaters ("Rexam") based in North Carolina under an existing manufacturing agreement.

     The Company's PEARLgold is also an ablation based printing plate using a metalized infrared absorbing material with an additional metalized layer placed over the infrared absorber. This additional metal layer is a hydrophilic material and ink will not adhere to it (ink, which is oil based, and water do not mix) but ink will adhere to those areas of the plate that have been ablated away by the laser beam thus forming a printable image.

     In August 1997, the Graphic Arts Technical Foundation ("GATF") awarded its 1997 GATF Intertech Technology Award, for recently launched innovative technologies, to the Company for its PEARLgold thermal printing plate. Also, in September 1997, the Company was awarded Publish Magazine's Impact Award for PEARLgold.

     The Company, realizing that sources for its current and new PEARL consumable products would have to be found, in February 1996 acquired 90% of the outstanding Common Stock of Catalina Coatings, Inc., now renamed Delta V
Technologies, Inc. ("Delta V"), an Arizona corporation engaged in the development, manufacture, and sale of vacuum deposition coating equipment. Delta V also is in the business of licensing and sub-licensing its patent rights with respect to a vapor deposition process to coat moving webs of materials at high speeds. The Company purchased Delta V for $8,400,000, of which $8,200,000 represented the purchase price and $200,000 represented consideration for the non-competition and confidentiality agreements of two of the principal shareholders of Delta V who sold their shares to the Company.

     Delta V, which operates as a subsidiary of the Company, has developed and manufactured the equipment the Company believes it requires to manufacture its PEARL thermal ablation based printing plates at a lower cost than using currently available conventional coating technology. In 1997 the Company completed construction of a new 100,000 square foot consumables manufacturing facility located on a site in Hudson, New Hampshire, four miles from the Company's existing offices. This building now houses the Company's new thin film vacuum coating system. Housed in this same building is the other manufacturing equipment which the Company believes is needed to produce all or part of the Company's thermal plate consumable products. The Company has already installed plate converting and finishing equipment in 33,200 square foot of leased space also located in Hudson, New Hampshire. Once the Company begins the manufacture of PEARL thermal printing plates, it may still need to enter into manufacturing agreements with third parties. While the Company's own plate manufacturing system provided by Delta V, now being installed in the Company's new Hudson facilities, has the capability to produce all or part of the Company's proprietary consumable plate materials, there can be no assurance that the Company will be able to successfully complete the development and installation of this system and undertake the manufacture of PEARL consumables.

The PEARLsetter Product Line

     The PEARLsetter is a computer-to-plate imaging device that can image both the Company's wet and dry thermal offset plates in both an A3 (2-up) and A2 (4-up) format size. The product can produce completely imaged printing plates, ready to be mounted on a printing press, within 4 to 8 minutes depending on the resolution (number of dots per inch) chosen by the user. If the PEARLsetter is imaging PEARLgold plates, these plates can be mounted immediately on the press with no further cleaning or processing. In the case of PEARLdry plates, the user must first wipe the ablated debris from the imaging process off the surface of the plate.

     In addition to making printing plates, a specially modified PEARLsetter product referred to as the PEARLhdp (halftone dot proofer), which uses proofing materials supplied by Imation Corp., is also being sold by the Company. This halftone proofing system offers the user the ability to make proofs which replicate the dot structure used for imaging plates. Both Imation and the Company believe this is an important market opportunity and are working jointly to successfully market this product.

     The Company has entered into distribution agreements with 22 graphic arts dealers to sell, support and service its products in various countries around the world, including in the United States, the Pitman Company, the world's largest graphic arts dealer. The Company has also entered into OEM arrangements or relationships with respect to the PEARLsetter product line and/or its PEARL based consumable products with companies such as Sakurai Machinery Company and Horsell Graphic Industries Ltd. These agreements permit the OEM resellers to sell the PEARL based products under their own label.

     The  Company  continues  to  develop  and  commercialize  its  PEARL  based computer-to-plate and Imation proofing systems. However, there can be no assurance that the Company will be able to successfully complete or commercialize these or other products, or enter into any additional arrangements which will result in the further commercialization of its PEARLsetter based product line.

     Market acceptance for any products incorporating the Company's various technologies and proprietary know-how will require substantial marketing efforts and the expenditure of significant sums, either by the Company, and/or its strategic and OEM partners. There can be no assurance that any existing or new products will achieve market acceptance or be commercially viable.

Patents and Proprietary Rights

     As of March 3, 1998, the Company and its subsidiaries hold sixty-four (64) U.S. patents, (including two (2) design patents) of which the Company has elected to maintain forty-seven (47) in force. The Company has also been issued, including fourteen (14) design patents, nine (9) Canadian patents, ten (10) European patents registered in the following nine countries (Austria, Belgium, France, Germany, Great Britain, Italy, the Netherlands, Sweden and Switzerland), three (3) Great Britain patents, three (3) Belgian patents, one (1) French patent, two (2) German patents, three (3) Japanese patents, and seven (7) Australian patents, and has received notice of allowance for an additional fifteen (15) patents, nine (9) in the U.S., two (2) in Australia, one (1) in Canada, and three (3) in Japan. The Company has applied for and is pursuing its applications for nineteen (19) additional U.S. patents and eighty-three (83) foreign patents (including six (6) design patents) consisting of 23 in Japan, 21 in Canada, 16 in Europe, 17 in Australia, 2 in Italy, 3 under the Patent Cooperative Treaty, and 1 in France. Included in the totals above are the patents of Delta V and Heath. Delta V has one (1) U.S. patent issued and three (3) U.S. patents pending. Heath has two (2) U.S. patents issued. Delta V also has two (2) U.S. and seventeen (17) foreign applications pending. The Company anticipates that it will apply for additional patents and for copyrights, as deemed appropriate. There can be no assurance as to the issuance of any such patents or the breadth or degree of protection which the Company's patents or copyrights may afford the Company. There is rapid technological development in the computer and image reproduction industries, resulting in extensive patent filings and a rapid rate of issuance of new patents. Although the Company believes that its technology has been independently developed and that the products it markets and proposes to market will not infringe on the patents or violate other proprietary rights of others, it is possible that such infringement of existing or future patents or violation of proprietary rights may occur. In such event the Company may be required to modify its design or obtain a license. No assurance can be given that the Company will be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to do any of the foregoing could have a material adverse effect on the Company. Furthermore, there can be no assurance that the Company will have the financial or other resources necessary to successfully defend a patent infringement or proprietary rights violation action. Moreover, the Company may be unable, for financial or other reasons, to enforce its rights under any of its patents.

     The Company intends to rely on proprietary know-how and to employ various methods to also protect the source codes, concepts, ideas and documentation of its proprietary software, which methods may include copyrights. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how or obtain access to the Company's know-how or software codes, concepts, ideas and documentation. Furthermore, although the Company has and expects to have confidentiality agreements with its employees and appropriate vendors, there can be no assurance that such arrangements will adequately protect the Company's trade secrets.

Competition

     The Company believes that its imaging, thermal plate and other intellectual property, its proprietary technologies, its new thermal plate manufacturing facilities, along with its strategic alliances and its worldwide distribution network provide the Company with a competitive advantage. However, the Company is also aware of a number of other companies that address markets in which Presstek products are used, and therefore could be viewed as competitive to the Company's proprietary direct imaging, thermal plate technologies and related capabilities.

     In the area of direct imaging and the short-run, on-demand market, potential competitive companies use electrophotographic technology, sometimes referred to as xerography, as the basis of their product lines. These companies include, among others, Canon Inc., Indigo N.V., Xeikon N.V., and Xerox Corporation. Versions of products manufactured by these companies are being marketed by Agfa Gevaert N.V., IBM and Scitex Corp. These electrophotographic imaging systems use either wet or dry toners to create one to four color images on paper and typically offer resolutions of between 400 and 800 dots per inch.

     The Company is aware that most of the major entities in the graphic arts industry have developed and/or are developing and marketing off-press computer-to-plate imaging systems. To date, these devices, for the most part, utilize printing plates that require a post imaging photochemical developing step and/or other post processing steps such as heat treating. Potential competitors in this area include, among others, Agfa Gevaert N.V., Creo Products Inc., Dainippon Screen Mfg, Ltd., Gerber Scientific Inc., Heidelberger Druckmaschinen AG, Krause GmbH, Scitex Corporation Ltd., and other smaller or lesser known companies. The Company's PEARLsetter computer-to-plate off-press plate imaging system is, in the Company's opinion, a further technological advancement because it eliminates the need for post chemical processing. The Company believes however, that some of the graphic arts companies mentioned above are likely to be working on similar plate concepts that would eliminate the need for post image chemical processing.

     The Company also anticipates competition from printing plate manufacturing companies that either manufacture, or have the potential to manufacture, digital thermal plates. Such companies include Agfa Gevaert N.V., Kodak Polychrome Graphics LLC, Fuji Photo Film Co., Ltd., Imation Corp., and others.

     Products incorporating the Company's technologies can also be expected to face competition from conventional methods of printing and creating printing plates. While these methods are considered by the Company to be more costly, less efficient and are not as environmentally conscious as those being implemented by the Company, they do offer their users the ability to continue to employ their existing means of print and plate production. Companies offering these more traditional means and methods are also refining these technologies to make them more acceptable to the market.

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

Backlog

     As of March 8, 1998,  the  Company  and its  subsidiaries  had a backlog of products under contract aggregating approximately $39,316,000 (including royalties paid to the Company) compared to a backlog of $56,297,000 as of March 27, 1997. Substantially all of the backlog of products as of March 8, 1998 is expected to be shipped in 1998.

Employees

     As of March 3, 1998, the Company and its subsidiaries had two hundred forty-four (244) employees, one hundred six (106) of whom are engaged primarily in engineering, service and marketing; one hundred two (102) of whom are engaged primarily in manufacturing, manufacturing engineering and quality control; and thirty-six (36) of whom are engaged primarily in corporate management, administration and finance. The Company considers its relationship with its employees to be good.

Item 2.  Properties.

     The Company leases approximately 24,000 square feet of space for its research and development facilities at 8 Commercial Street, Hudson, New Hampshire. The lease of these premises, which has been extended to December 1998, provides for rent of $10,000 per month, plus a pro rata share of real estate taxes, utilities and certain other expenses. The Company also leases approximately 36,000 square feet to accommodate its manufacturing and administrative facilities at 9 Commercial Street, Hudson, New Hampshire. The lease, as amended, specifies a base monthly rent of $12,400, adjusted annually, plus a pro rata share of real estate taxes, utilities, and certain other expenses. The lease expires on September 30, 2000, subject to an option to renew for an additional three years and the Company's right of first refusal to purchase the property.

     In 1996, the Company entered into a lease for approximately 33,200 square feet of space at 18-20 Hampshire Drive, Hudson, New Hampshire to allow for expansion of its consumables development group and its current plate converting and finishing equipment. The lease of these premises, which expires in May 1999, subject to two one-year renewal options, provides for rent at the rate of $9,683 per month, adjusted annually, plus a pro rata share of real estate taxes, utilities, and certain other expenses.

     In June 1996, Delta V acquired a 13 acre parcel of land in Tucson, Arizona. Construction of a new 70,000 square foot manufacturing facility on this parcel began in September 1996, and was completed in May 1997. This new building houses all of Delta V's operations and includes space for future expansion.

     In August 1996, the Company purchased a 65 acre site in Hudson, New Hampshire. The first phase of construction for the Company's future facilities was completed in December 1997. This first phase includes a 100,000 square foot manufacturing operation that houses the first Delta V new thin-film, vacuum coating system designed and developed exclusively for the manufacture of the Company's PEARL based thermal plates. Located in this same building is the other manufacturing equipment the Company believes is needed to produce all or part of the Company's thermal plate consumable products. The Company believes that its existing facilities will be adequate for its current operations and future capacity increases.

     On February 6, 1998, the Company obtained a ten-year mortgage term loan in the principal amount of $6,900,000, which is secured by the land and building in Tucson, Arizona, and a certain parcel of land and building in Hudson, New Hampshire with an aggregate cost of $17,000,000.

Item 3.  Legal Proceedings.

     On December 24, 1997, the Company entered into a settlement agreement with the U.S. Securities and Exchange Commission (the "SEC"). The agreement provides for the entry of a cease and desist order in which the Company, without admitting or denying certain violations of the federal securities law, agrees to abide by federal securities law and regulations in the future. No monetary penalties were imposed on the Company in this action. The allegations giving rise to the cease and desist order relate to certain disclosures made by the Company at various times from 1994 to 1996.

     Simultaneously, Robert Howard, Chairman of the Board, and President Robert Verrando, also entered into settlement agreements with the Commission and, without admitting or denying allegations relating to public statements made by the Company, consented to the entry of statutory injunctions prohibiting future violations of the federal securities laws. Civil penalties were assessed in the amount of $2,700,000 and $200,000, respectively. These civil penalties are not obligations of the Company. The investigation by the SEC has concluded with respect to Presstek and its personnel.

     As previously disclosed, seven federal class action lawsuits were filed against the Company and others, all of which have been consolidated before the United States District Court, District of New Hampshire, under the common caption Bill Berke, et al. V. Presstek, Inc., et al. The plaintiffs have jointly filed and served a Second Consolidated Amended Class Action Complaint naming the Company, certain of its present or former officers and directors ("the Berke Officer and Director Defendants"), and other parties as defendants. The plaintiffs allege, among other things, that the Company and/or the Berke Officer and Director Defendants violated Section 10(b) ("Sect. 10(b)") of the Securities Exchange Act of 1934, (the "Exchange Act") and Rule 10b-5 ("Rule 10b-5") promulgated thereunder, and violated New Hampshire law; and that the Berke Officer and Director Defendants violated Section 20(a) ("Sect. 20(a)") of the Exchange Act. The Complaint alleges, among other things, that the Company and/or the Berke Officer and Director Defendants issued false and misleading reports, failed to disclose material facts including a misstatement of earnings in the Company's financial statements for the first quarter ended March 30, 1996, misstated or failed to fully disclose the Company's supply contracts with, payments received from, sales made by, backlog of orders received from, and delays in production by the Company's principal customer, and alleged circulation of, and failed to correct certain analyst research reports concerning the Company that contained alleged misrepresentations regarding allegedly inflated financial projections. Certain of the Berke Officer and Director Defendants are alleged to have sold the Company's Common Stock at artificially inflated prices while in possession of material non-public information concerning the Company. The plaintiffs seek unspecified compensatory and punitive damages, attorney and expert fees and other costs and expenses incurred by the plaintiffs in connection with the action.

     As previously disclosed, on July 16, 1996, Richard Strauss commenced a derivative suit on behalf of the Company in the Court of Chancery of the State of Delaware, New Castle County, against certain officers and directors of the Company ("the Strauss Officer and Director Defendants"). The plaintiff alleges that the Strauss Officer and Director Defendants breached their fiduciary duties to the Company and its public stockholders and wasted corporate assets, by making allegedly false and misleading statements of fact or concealing material facts concerning the viability of the Company's "key" patent and its proprietary interest in its PEARL technology, causing the Company to fail to properly disclose the scope of an investigation by the SEC, and causing the Company to misstate its financial results for the first quarter of 1996. The plaintiff also alleges that certain of the Strauss Officer and Director Defendants sold securities of the Company at inflated prices while they were in possession of material non-public information concerning the Company. The plaintiff alleges that the actions of the Strauss Officer and Director Defendants resulted in breaches of Sect. 10(b) and Rule 10b-5 which resulted in other lawsuits being commenced against the Company which will require the Company to expend resources to defend. The plaintiff seeks to recover, on behalf of the Company, unspecified damages allegedly sustained by the Company as a result of the defendants' alleged breaches of fiduciary duty, disgorgement of any profits derived from their sale of the Company's Common Stock, as well as other relief. This action had been stayed pending the outcome of the Berke action.

     As previously disclosed, on March 14, 1997, James P. Cassidy commenced a derivative suit on behalf of the Company in the United States District Court for the District of New Hampshire against certain of the Company's officers and directors (the "Cassidy Officer and Director Defendants"), and the Company's independent auditor. The plaintiff alleges that the Cassidy Officer and Director Defendants breached their fiduciary duty to the Company and its public stockholders and wasted corporate assets by making false and misleading statements of fact or concealing material facts concerning the scope and viability of the Company's "key" patents and its proprietary interest in its PEARL technology, and causing the Company to issue false and misleading reports or failure to disclose material facts including a misstatement of earnings in the Company's financial statements for the year ended December 30, 1995, and for the first quarter ended March 30, 1996. The plaintiff also alleges that certain of the Cassidy Officer and Director Defendants sold securities of the Company at inflated prices while they were in possession of material non-public information concerning the Company. The plaintiff also alleges that the actions of the Cassidy Officer and Director Defendants resulted in breaches of Sect. 10(b) and Rule 10b-5 which resulted in other lawsuits being commenced against the Company which will require the Company to expend resources to defend, and also constituted gross negligence and breaches of their contractual obligations to the Company. The plaintiff seeks to recover on behalf of the Company unspecified damages allegedly sustained by the Company as a result of the defendants' actions as alleged, disgorgement of any profits from the sale of the Company's Common Stock, as well as other relief against the defendants. By agreement of the parties, this action has been stayed pending the outcome of certain motions made by the parties in the Berke action.

     As previously disclosed, on June 16, 1997, Seena Stevens Silverman commenced a purported class action in the United States District Court for the District of New Hampshire against the Company and certain of its present and/or former officers and directors (the "Silverman Officer and Director Defendants"), and other parties. The plaintiff purports to bring this action on behalf of a class of persons who sold put options in the Common Stock of the Company between November 7, 1995 and June 20, 1996. The complaint alleges, among other things, that the Company and/or the Silverman Officer and Director Defendants violated Sect. 10(b) and Rule 10b-5, and violated New Hampshire law; and that the Silverman Officer and Director defendants violated Sect. 20(a). The plaintiff alleges that the Defendants defrauded the putative class members by manipulating the price and supply of the Company's Common Stock, issuing false and misleading statements regarding the nature of the Company's proprietary PEARL technology, failing to disclose the true depth and target of an investigation by the SEC, and making misleading statements regarding the Company's claims to its PEARL technology and its contract with the Company's principal customer. The plaintiff also alleges that certain of the Silverman Officer and Director Defendants sold securities of the Company at inflated prices while they were in possession of material non-public information concerning the Company. The plaintiff seeks to recover unspecified compensatory and punitive damages on behalf of the putative class, as well other relief.

     To date, the Company has not been required to file its answers to these claimants. The Company expects that it will file its answer to the claims this year.

     The Company intends to vigorously defend the foregoing actions. However, the outcome of any litigation is subject to uncertainty and a successful claim against the Company in any of such actions could have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's Common Stock has traded in the over-the-counter market on the NASDAQ National Market System under the symbol PRST since July 18, 1990, and, prior thereto, from May 11, 1990, to July 17, 1990, traded on the NASDAQ System. Prior thereto, from the Company's initial public offering until May 11, 1990, the principal redemption date of the Warrants, the Company's Units, Common Stock and Warrants were traded on the NASDAQ System. The following table sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock as reported by NASDAQ and retroactively adjusted for the Company's two-for-one stock split effected in the form of a 100% stock divided paid in July 1997.

Fiscal Year Ended
January 3, 1998                              High                      Low
---------------                              ----                      ---
First Quarter                              $ 38 1/4                  $ 19 3/4
Second Quarter                               47 1/2                    22
Third Quarter                                54                        33 3/4
Fourth Quarter                               41 1/2                    24

Fiscal Year Ended
December 28, 1996
-----------------
First Quarter                              $ 63 5/8                  $ 38
Second Quarter                              100                        20
Third Quarter                                37 3/4                    22 3/8
Fourth Quarter                               47 1/2                    34 1/8

     On March 19, 1998 there were 1,648 holders of record of the Company's Common Stock.

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

Issuances of Unregistered Securities

     During the quarter ended January 3, 1998 the Company issued to certain employees options to purchase 105,500 shares of its Common Stock at prices ranging from $26.50 to $36.50 (or a weighted average price of $31.17) pursuant to the Company's 1997 Interim Stock Option Plan. The options expire between October 27, 2003 and December 22, 2003. In addition, on January 2, 1998 five-year options to purchase 2,500 shares of Common Stock at an exercise price of $25.00 were granted to each of Messrs. John Dreyer, John Evans, Bert DePamphilis, and Harold Sparks pursuant to the Company's Non-Employee Director Stock Option Plan. In addition, on October 1, 1997 Mr. Evans was granted five-year options to purchase 5,000 shares of Common Stock at $39.625 per share under the Director Plan. The foregoing options were issued pursuant to the exemption from registration provided by Section 2(3) of the Securities Act of 1933 (the "Act") as issuances not involving a "sale" under the Act.

Item 6.  Selected Financial Data.

     The following selected financial data of the Company has been derived from the financial statements of the Company appearing elsewhere herein (except for the statement of operations data for the years ended December 31, 1994, and December 31, 1993, and the balance sheet data at December 30, 1995, December 31, 1994, and December 31, 1993 which is not included in such financial statements). All references to common shares and earnings per share data have been restated retroactively to reflect the fiscal 1997 and fiscal 1995 two-for-one and the 1994 five-for-four stock splits, effected in the form of stock dividends. The fiscal 1997 and fiscal 1996 data includes the accounts of Delta V Technologies, Inc. (formerly Catalina Coatings, Inc.), which was acquired as a subsidiary of the Company during fiscal 1996. See Note 2 of Notes to Financial Statements. The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (EPS). The required reporting of basic and diluted EPS has been retroactively applied. See Note 4 of Notes to Financial Statements.

                                                                               Fiscal Year Ended
                                            ----------------------------------------------------------------------------------------
Statements of                                   JAN 3              DEC 28             DEC 30             DEC 31            DEC 31
Income:                                          1998               1996               1995               1994              1993
                                            -------------      -------------      -------------      -------------     -------------
Revenues                                    $  91,561,480      $  48,627,569      $  27,611,456      $  16,517,858     $  11,682,154
                                            -------------      -------------      -------------      -------------     -------------
Costs and Expenses:
  Costs of products sold                       45,678,079         21,825,697         14,923,968          6,944,268           754,700
  Engineering and product
    development                                11,246,113          8,894,420          6,155,421          5,123,439         5,647,562
  Sales and Marketing                           4,521,936          2,587,490          1,727,301          1,225,756         1,147,926
  General and administrative                    6,507,508          4,739,951          2,050,075          1,603,729         1,535,289
  Nonrecurring charge                                  --                 --                 --                 --         1,948,878
                                            -------------      -------------      -------------      -------------     -------------
    Total costs and expense                    67,953,636         38,047,558         24,856,765         14,897,192        11,034,355
                                            -------------      -------------      -------------      -------------     -------------
Other Income (Expense):
  Dividend and interest income                    379,255            786,095            327,213            407,977           412,025
  Other                                          (155,171)          (244,817)            (2,276)               166                --
                                            -------------      -------------      -------------      -------------     -------------
    Other income - net                            224,084            541,278            324,937            408,143           412,025
                                            -------------      -------------      -------------      -------------     -------------

Income Before Income Taxes                     23,831,928         11,121,289          3,079,628          2,028,809         1,059,824
Provision for Income Taxes                      9,460,000          4,000,000            220,000            186,600           100,000

                                            -------------      -------------      -------------      -------------     -------------
Net Income                                  $  14,371,928      $   7,121,289      $   2,859,628      $   1,842,209     $     959,824
                                            =============      =============      =============      =============     =============

Basic Earnings Per Share                    $         .46      $         .24      $         .10      $         .07     $         .04
                                            =============      =============      =============      =============     =============
Diluted Earnings Per Share                  $         .44      $         .21      $         .09      $         .06     $         .03
                                            =============      =============      =============      =============     =============

Common Shares Outstanding                      31,300,054         29,858,419         29,124,034         28,053,088        26,510,000
                                            =============      =============      =============      =============     =============
Common Shares Assuming Dilution                32,695,016         33,162,508         31,710,152         29,730,688        28,445,148
                                            =============      =============      =============      =============     =============

                                                                                      As of
                                            ----------------------------------------------------------------------------------------
                                                JAN 3              DEC 28             DEC 30             DEC 31            DEC 31
Balance Sheet Data:                              1998               1996               1995               1994              1993
                                            -------------      -------------      -------------      -------------     -------------
Working Capital                             $  32,961,687      $  29,179,247      $  16,836,997      $   7,675,713     $   9,916,103
Total Assets                                  100,472,781         68,823,096         26,668,618         18,324,030        13,802,718
Short-Term Debt                                 4,800,000                 --                 --                 --                --
Long-Term Debt                                         --                 --                 --                 --                --
Stockholders' Equity                           85,989,673         57,442,522         22,726,436         16,472,920        12,145,410
Cash Dividends                                         --                 --                 --                 --                --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Background

     Presstek, Inc. (The "Company" or "Presstek"), incorporated in Delaware, was founded in September 1987 as a development company. It was established to find a new way to produce color offset printing. Heidelberger Druckmaschinen AG ("Heidelberg"), the world's largest printing press manufacturer, and the Company established a relationship that was formalized in 1991 and resulted in the introduction of the first jointly developed product, the spark discharge based GTO-DI. In 1993, after investing substantial effort and resources, the Company completed the development of its high resolution, semiconductor based laser diode imaging and thermal plate technology referred to as PEARL. The Company's PEARL technology is capable of imaging various types of Presstek printing plates either off-press or on-press which may then be used to produce high-quality, full color lithographic printed materials. These printed materials typically can be produced at a lower cost than traditional competitive methods. The PEARL-based GTO-DI was introduced in late 1993, and in May of 1995, Heidelberg introduced the Quickmaster DI 46-4, which replaced the GTO-DI product line. The Quickmaster DI represents the second generation of Presstek's PEARL-based direct imaging technology. It also employs the Company's automatic plate changing cylinder which eliminates the need to manually change plates between jobs, as well as a number of other productivity improvement features. The Company began shipment of its PEARL-based Quickmaster direct imaging kits to Heidelberg in the second quarter of 1995. The Company estimates that as of the end of 1997, there are more than 700 PEARL-equipped

Heidelberg presses installed utilizing the Company's proprietary consumable printing plates.

     The Company is also engaged in the development of additional PEARL-based products that incorporate the use of its proprietary technologies and consumables, including both computer-to-plate and computer-to-press applications. Some of these additional activities have resulted in an agreement with the Adast Adamov Company, a manufacturer of sheet fed offset presses. This agreement has resulted in the availability of the Company's PEARL Direct Imaging technology on a larger format Omni-Adast (19" x 26") multicolor press, shipments of which began in December 1996. Also, during the first quarter of 1996, the Company began shipments of its PEARL platesetter, now referred to as the PEARLsetter. The PEARLsetter is a computer-to-plate imaging system that images both the Company's wet and dry offset plates. Another agreement entered into with Nilpeter A/S of Denmark will result in the utilization of the PEARL technology on a high-speed rotary label printing press called the OFFSET 3300. Presstek will supply a special PEARL-based digital imaging system which will image Presstek's thermal plates directly on the press plate cylinder.

     On February 15, 1996, the Company acquired 90% of the outstanding Common Stock (the "Purchased Shares") of Catalina Coatings, Inc., now known as Delta V Technologies, Inc. ("Delta V"), an Arizona corporation. Delta V is engaged in the development, manufacture and sale of vacuum deposition coating equipment and the licensing and sublicensing of patent rights with respect to a vapor deposition process to coat moving webs of material at high speeds. The Company has continued the business of Delta V which operates as a subsidiary of the Company. The Purchased Shares were acquired from the selling shareholders pursuant to a Stock Purchase Agreement dated and effective as of January 1, 1996. The aggregate consideration paid by the Company pursuant to the Stock Purchase Agreement was $8,400,000, of which $8,200,000 represented the purchase price of the Purchased Shares and $200,000 represented consideration for the non-competition and confidentiality covenants of the selling shareholders.

     The acquisition was accounted for as a purchase and, accordingly, the results of Delta V's operations have been included in the Company's fiscal 1997 and 1996 financial statements. Significant intercompany accounts and transactions have been eliminated.

     On June 19, 1995, the Company's Board of Directors determined to change its fiscal year from a calendar year ending December 31 to a fiscal year ending on the Saturday closest to December 31. Accordingly, the 1997 fiscal year ended on January 3, 1998 ("fiscal 1997"), and the fiscal years 1996 and 1995 ended on December 28, 1996 ("fiscal 1996"), and December 30, 1995 ("fiscal 1995"), respectively.

     On January 5, 1998, the Company acquired the stock of Heath Custom Press, Inc. ("Heath"), of Seattle, Washington. Heath is engaged in the design and manufacture of custom printing presses. Heath was purchased for 94,865 unregistered shares of the Company's Common Stock.

     The acquisition will be accounted for as a purchase and, accordingly, the results of Heath's operations will be included in the Company's financial statements for the year ended January 2, 1999. The results of Heath's operations would not have had a material impact on the Company's results of operations for fiscal 1997.

Results of Operations

     Revenues for the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995, of $91,561,000, $48,628,000 and $27,611,000, respectively, consisted of product sales, royalties, fees and other reimbursements.

     Total revenues for the fiscal year ended January 3, 1998, increased $42,933,000 or 88% compared to the fiscal year ended December 28, 1996 as a result of the following:

     Product sales for fiscal 1997 increased $39,288,000, or 117%, over fiscal 1996, primarily as a result of volume increases in sales by the Company of Direct Imaging systems used in the Quickmaster DI, as well as volume increases in sales of the Company's thermal consumable printing plates.

     Royalties and fees from licensees increased $3,646,000 in fiscal 1997 over fiscal 1996, primarily as a result of royalty increases of $10,907,000, offset by a decrease of $7,261,000 in engineering and other fees primarily received from Heidelberg. Included in fiscal 1997 were certain fees related to the Company's agreement to license its on-press imaging patents to Scitex Corporation Ltd.

     Total revenues for the fiscal year ended December 28, 1996 increased $21,017,000, or 76%, compared to the fiscal year ended December 30, 1995. Product sales for fiscal 1996 increased $13,540,000 over fiscal 1995, primarily as a result of volume increases in sales by the Company of products to be used in the Quickmaster DI 46-4, as well as sales of the PEARLsetter, consumable printing plates and spare parts.

     Royalties and fees from licensees increased $7,475,000 in fiscal 1996 over fiscal 1995, primarily as a result of increases in royalties of $946,000, of which $802,000 was earned on product sales to Heidelberg, and increases of $6,529,000 in other revenues which were based primarily on amounts agreed upon between the Company and Heidelberg.

     Other fees from licensees are based primarily on amounts annually agreed upon between the Company and Heidelberg. No significant fees were received in fiscal 1997, and there can be no assurance that the Company will receive any significant fees from Heidelberg for fiscal 1998.

     Revenues generated under the Company's agreements with Heidelberg and from Heidelberg distributors represented 81% and 73% of total revenues for the fiscal years ended January 3, 1998 and

December 28, 1996, respectively. Substantially all revenues in fiscal 1995 were generated under these Heidelberg agreements.

     Heidelberg has indicated to the Company that the substantial backlog that existed for its Quickmaster DI, which uses the Company's Direct Imaging technology, has now been reduced to normal levels. In March 1998, the Company and Heidelberg concluded negotiations relating to production levels and schedules for the year ending January 2, 1999 ("fiscal 1998"), which will result in the Company materially reducing production levels of Direct Imaging systems used in the Quickmaster DI press for fiscal 1998.

     The Company's Heidelberg based revenues for 1998 will be materially reduced to an amount currently estimated by the Company at $29,000,000, due to the production decrease of Quickmaster DIs. However, the Company expects to ship higher volumes of its other Direct Imaging products and its proprietary thermal plates in fiscal 1998 as compared to fiscal 1997. Although this may reduce the impact on the Company of the 1998 Heidelberg production plan, the Company expects to achieve only slight revenue growth in fiscal 1998 compared to fiscal 1997. The Company also anticipates that start up costs associated with its new plate manufacturing facility will result in a decline in gross margin on product sales, and earnings, in fiscal 1998 as compared to fiscal 1997.

Cost of Products Sold

     Costs of products sold for the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995, of approximately $45,678,000, $21,826,000, and
$14,924,000, respectively, consisted of the costs of the material, labor, and overhead associated with product sales, as well as future warranty costs. The increases in such costs comparing the fiscal year 1997 with fiscal 1996 related primarily to corresponding volume increases in product sales. The improvement in the gross margin on product sales to 37% for the fiscal year 1997 from 35% in fiscal 1996, and 25% in fiscal 1995 resulted primarily from a change in product mix and certain volume related manufacturing efficiencies.

Engineering and Product Development

     Engineering and product development expenses for the fiscal year ended January 3, 1998, totaled $11,246,000 compared to $8,894,000 for the fiscal year ended December 28, 1996. The increases of $2,352,000, or 26%, for the fiscal year ended January 3, 1998 resulted principally from increased expenditures for parts, supplies, labor, and contracted services related to the Company's PEARL technology, including the Company's PEARLgold(TM) plates, as well as other product development efforts.

     Engineering and product development expenses were $8,894,000 for the fiscal year ended December 28, 1996, as compared to $6,155,000 for the fiscal year ended December 30, 1995. The increase in such expenses of $2,739,000, or 45%, resulted principally from increased expenditures for parts, supplies, and labor related to the Company's continued development of products incorporating its PEARL technology, as well as other product development efforts including the Company's PEARLwet(TM) and PEARLdry(TM) plates.

Sales and Marketing

     Sales and marketing expenses for the fiscal year ended January 3, 1998, totaled $4,522,000 compared to $2,587,000 for the fiscal year ended December 28, 1996. The increase of $1,935,000, or 75%, related principally to increased expenditures for additional personnel and related costs, as well as various promotional activities.

     Sales and marketing expenses increased $860,000, or 50%, comparing fiscal 1996 with fiscal 1995. This increase related principally to increased expenditures for additional personnel and related costs as well as various promotional activities.

General and Administrative

     General and administrative expenses for the fiscal year ended January 3, 1998, totaled $6,508,000, compared to $4,740,000 for the fiscal year ended December 28, 1996, an increase of $1,768,000, or 37%. The increase related primarily to increased expenditures for additional personnel and other related costs.

     General and administration expenses increased $2,690,000, or 131%, comparing fiscal 1996 to fiscal 1995. The increase related to the addition in fiscal 1996 of Delta V's general and administrative expenses in addition to the amortization of goodwill and other assets acquired in the acquisition of Delta V of $416,000 and to increases in legal fees incurred in connection with certain legal proceedings, regulatory, and other matters of $1,055,000 and expenditures for salaries and other costs required to conduct various general and administrative functions of the Company.

Other Income and Expense

     Dividend and interest income earned on the Company's cash and investments decreased $407,000 for the fiscal year ended January 3, 1998, compared to the same period in fiscal 1996, principally as a result of the decreased funds invested in securities.

     Dividend and interest income earned on the Company's cash and investments increased $459,000 for the fiscal year ended December 28, 1996, compared to the fiscal year ended December 30, 1995, principally as a result of the increased funds invested in securities.

Income Taxes

     The provision for income taxes for the fiscal years ended January 3, 1998 and December 28, 1996 represents substantially the charge in lieu of income taxes arising during the periods relating to the tax benefit of stock option deductions. The tax benefit related to such stock options has been credited to stockholders' equity.

     The provision for income taxes for the fiscal year ended December 30, 1995, represents substantially charges in lieu of state income taxes arising during the period relating to the tax benefit of stock option deductions. No charges for federal income taxes were recorded for 1995 due to the availability of federal net operating loss carryforwards for accounting purposes.

Net Income

     As a result of the foregoing, the Company had net income of $14,372,000 for the fiscal year ended January 3, 1998, compared to net income of $7,121,000 and $2,860,000 for the fiscal years ended December 28, 1996 and December 30, 1995, respectively. The operations of Delta V did not have a material effect on net income for the fiscal years ended January 3, 1998 and December 28, 1996.

Liquidity and Capital Resources

     At January 3, 1998, the Company had working capital of $32,962,000, an increase of $3,783,000 as compared to working capital of $29,179,000 at December 28, 1996. This increase was primarily attributed to the Company's net income from operations of $14,372,000, the tax benefit arising from stock option deductions of $9,269,000, depreciation and amortization of $3,123,000, and the proceeds from the issuances of Common Stock of $4,865,000, offset by additions to property, plant and equipment of $27,918,000.

     Net cash provided by operating activities of $14,342,000 for the fiscal year ended January 3, 1998, resulted primarily from net income from operations of $14,372,000, plus noncash items totaling $14,560,000 ($9,269,000 of which relates to the tax benefit arising from stock option deductions) offset by increases in inventory and accounts receivable of $2,669,000 and $10,169,000, respectively.

     Net cash used for investing activities of $22,336,000 for the fiscal year ended January 3, 1998, resulted primarily from additions to property, plant and equipment used in the Company's business of $27,918,000, offset by the proceeds from the sales of marketable securities of $5,494,000.

     The Company has completed the construction of a 70,000 square foot facility in Tucson, Arizona for Delta V, and a 100,000 square foot manufacturing facility in Hudson, New Hampshire to accommodate the Company's new plate manufacturing operations. Through January 3, 1998, the Company had expenditures of approximately $18,416,000 for land, land improvements, and construction of the two new facilities. Approximately $12,114,000 of this total was incurred during fiscal 1997. The Company had also entered into three Purchase and Sale Agreements in fiscal 1997 for the sale of certain parcels of land located in Hudson. The land is part of the 65-acre parcel which was purchased in 1996, and has subsequently been subdivided. As of January 3, 1998, two of those parcels have been sold for approximately $536,000. The sale of the third parcel occurred in March 1998, for approximately $487,000.

     The Hudson facility accommodates the new thin-film, vacuum coating equipment built for the Company by Delta V. Also located in this facility is the plate finishing and packaging equipment the Company believes is required to manufacture the Company's thermal plate consumable products. Through January 3, 1998, the Company had expenditures of $19,197,000 for new plate manufacturing, finishing, and packaging equipment. Approximately $11,388,000 of this total was incurred during fiscal 1997. As of January 3, 1998, the Company had outstanding commitments with respect to the Hudson facility, and the plate manufacturing, finishing, and packaging equipment of approximately $750,000.

     Net cash provided by financing activities for the fiscal year ended January 3, 1998, totaled $9,665,000 and consisted of net borrowings under the Company's line of credit of $4,800,000 and the sale of Common Stock incident to the exercise of various stock options of $4,865,000.

     On July 29, 1997, the Company renewed its agreement with Citizens Bank New Hampshire ("Citizens") for a revolving line of credit loan under which the Company may borrow a maximum of $10,000,000 for working capital requirements and general corporate purposes. As of January 3, 1998, the Company had $4,800,000 outstanding and $5,200,000 available under the line of credit. The Company was in compliance with all debt covenants at January 3, 1998.

     On February 6, 1998, the Company obtained a ten-year mortgage term loan in the principal amount of $6,900,000 from Citizens. Borrowings are secured by land and buildings with a cost of approximately $17,000,000. The loan bears a fixed rate of interest of 7.12% per year during the first five years, and a variable rate of interest at the LIBOR rate plus 2% (7.72% at January 3, 1998) for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments shall be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of each month of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued and unpaid interest is due and payable on February 6, 2008.

     The Company believes that existing funds, cash flows from operations, and cash available under its revolving line of credit and mortgage loan should be sufficient to satisfy working capital requirements and capital expenditures in the foreseeable future.

Effect of Inflation

     Inflation has not had, and is not expected to have, a material impact upon the Company's operations.

Net Operating Loss Carryforwards

     As of January 3, 1998, the Company had net operating loss carryforwards totaling approximately $27,400,000 resulting from compensation deductions, for tax purposes, relative to stock option plans. To the extent net operating losses resulting from stock option plan compensation deductions become realizable, the benefit will be credited directly to additional paid in capital. The amount of the net operating loss carryforwards which may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company's Common Stock.

Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued two new disclosure standards, SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

     SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. This standard is effective for the Company's financial statements commencing in the fiscal quarter ending April 4, 1998.

     SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and establishes standards for the way that public enterprises report information about operating segments in financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. This standard is effective for the Company's financial statements issued for the fiscal year ending January 2, 1999.

     Both of these standards require comparative information to be restated. Results of operations and financial position will be unaffected by implementation of these new standards. Management has not yet completed its evaluation of the impact of these new standards on future financial statement disclosures.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132), which revises employers' disclosures about pension and other postretirement benefit plans. SFAS 132 is effective for financial statements for periods beginning after December 15, 1997, and requires comparative information for earlier years to be restated. This standard currently does not apply to the Company.

YEAR 2000

     The software application currently used by the Company for operational and financial management is Year 2000 compliant. All other software products in use, both internally and in products manufactured for sale, are being evaluated to ensure their ability to perform properly after the date change in 1999. The Company does not expect the cost of compliance for these other products to materially affect the results of future operations.


Item 8. Financial Statements and Supplementary Data.

SELECTED QUARTERLY FINANCIAL DATA (unaudited)
(in thousands except per share data)


QUARTER ENDED                                                        MAR 29             JUN 28             SEP 27             JAN 3
                                                                      1997               1997               1997               1998
                                                                    -------            -------            -------            -------
Total revenues                                                      $20,008            $20,896            $24,294            $26,363
Total costs & expenses                                               14,884             15,294             18,010             19,766
Net income                                                            2,902              3,210              4,064              4,196
Basic earnings per share                                            $   .09            $   .10            $   .12            $   .13
Diluted earnings per share                                          $   .09            $   .10            $   .12            $   .13

Common shares outstanding                                            30,804             31,920             32,661             31,810
Common shares assuming dilution                                      32,992             33,163             33,472             32,918

QUARTER ENDED                                                        MAR 30             JUN 29             SEP 28             DEC 28
                                                                      1996               1996               1996               1996
                                                                    -------            -------            -------            -------
Total revenues                                                      $11,005            $11,880            $12,366            $13,377
Total costs & expenses                                                9,141              9,070              9,680             10,157
Net income                                                            1,289              1,647              1,831              2,354
Basic earnings per share                                            $   .04            $   .05            $   .06            $   .08
Diluted earnings per share                                          $   .04            $   .05            $   .06            $   .07

Common shares outstanding                                            29,944             30,536             30,590             30,690
Common shares assuming dilution                                      33,002             33,411             32,918             33,134

The audited financial statements appear in a separate section of this report following Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by this item will be set forth under the caption "Election of Directors" and "Executive Officers" in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 1998 (the "Proxy Statement"), and is incorporated herein by reference.

Item 11. Executive Compensation.

     The information required by this item will be set forth under the caption "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item will be set forth under the caption "Voting Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     The information required by this item will be set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement, and is incorporated herein by reference.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)   Financial Statements                                              Page

         Report of Independent Certified Public Accountants                F-2

         Balance Sheets as of January 3, 1998, and
         December 28, 1996                                                 F-3

         Statements of Income for the fiscal years
         ended January 3, 1998, December 28, 1996,
         and December 30, 1995                                             F-4

         Statements of Changes in Stockholders'
         Equity for the fiscal years ended                                 F-5
         January 3, 1998, December 28, 1996, and                           and
         December 30, 1995                                                 F-6

         Statements of Cash Flows for the fiscal
         years ended January 3, 1998, December 28, 1996,
         and December 30, 1995                                             F-7

         Notes to Financial Statements                                     F-8

(a)(2)   Financial Statement Schedules

         Schedule II-Valuation and Qualifying Accounts
         and Reserves.                                                    FS-1

         All  other   schedules  are  omitted   because  they  are  not
         applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)   Exhibits

Exhibit
Number   Description
         -----------

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

10(b) 1988 Stock Option Plan, incorporated by reference to Exhibit 10(c) of Registration Statement 33-27112, effective March 28, 1989.

10(c)    1988  Restricted  Stock  Purchase  Plan,  incorporated  by reference to
         Exhibit 10(d) of Registration Statement 33-27112, effective March 28, 1989.

10(d) Confidentiality Agreement between the Company and Heidelberger Druckmaschinen A.G., effective December 7, 1989 as amended, incorporated by reference to Exhibit 10(i) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

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

10(g) Technology License effective January 1, 1991, by and between Heidelberger Druckmaschinen Aktiengesellschaft and the Company, incorporated by reference to exhibit filed with the Company's Form 8-K, dated January 1, 1991.

10(h) Memorandum of Performance No. 3 dated April 27, 1993, to the Master Agreement, Technology License, and Supply Agreement between the Company and Heidelberger Druckmaschinen Aktiengesellschaft, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1993.

10(i) Modification to Memorandum of Performance No. 3 dated April 27, 1993, to the Master Agreement, Technology License, and Supply Agreement between the Company and Heidelberger Druckmaschinen Aktiengesellschaft.+

10(j) Memorandum of Understanding No. 4 dated November 9, 1995, to the Master Agreement and Technology License and Supply Agreement between the Company and Heidelberger Druckmaschinen Aktiengesellschaft.***(I)

10(k) Lease relating to real property located at 8 Commercial Street, Hudson, New Hampshire.+++

10(l) Lease relating to real property located at 9 Commercial Street, Hudson, New Hampshire.+++

10(m) Lease relating to real property located at 18-20 Hampshire Drive, Hudson, New Hampshire.+++

10(n) Development and Supply Agreement dated November 13, 1991, by and between the Company and Gans Ink & Supply Co., Inc.*

10(o) Amendment to Employment Agreement between the Company and Richard Williams.+++

10(p)    1991 Stock Option Plan.*

10(q)    1994 Stock Option Plan.+

10(r)    Non Employee Director Stock Option Plan.+

10(s)    1997 Interim Stock Option Plan.++

10(t) Memorandum of Understanding No. 5 dated March 7, 1997 between the Company and Heidelberger Druckmaschinen Aktiengesellschaft. +++(I)

10(u)     Loan   agreement   between  the  Company  and   Citizens   Bank,   New
          Hampshire.+++

10(v) Revolving Line of Credit Promissory Note in favor of Citizens Bank, New Hampshire.

11       Calculations of earnings per Share.

21       Subsidiaries of the Company.

23(a)    Consent of BDO Seidman LLP.

27       Financial Data Schedule (for SEC use only)

(b) During the quarter ended January 3, 1998, the Company filed, under Item 5, a report on Form 8-K for the event dated December 22, 1997 to report the settlement of its actions with the SEC and certain matters pertaining to order rates for the Company's Direct Imaging systems and the Quickmaster DI.

(c)      See Item 14(a)(3) above.

(d)      See Item 14(a)(2) above.


--------------------------------------

* Previously filed as an exhibit to the Company's Annual report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated by reference thereto.

** Previously filed as an exhibit to the Company's Form 8-K for the event dated February 15, 1996 and incorporated by reference thereto.

*** Previously filed as an exhibit with the Company's Form 10-K for the fiscal year ended December 30, 1995 and incorporated by reference thereto.

(I) The SEC has granted the Company's request of confidential treatment with respect to a portion of this exhibit.

+ Previously filed as an exhibit to the Company's Annual report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated by reference thereto.

++ Incorporated by reference to the exhibit filed with the Company's Quarterly report on Form 10-Q for the quarter ended September 27, 1997.

+++ Previously filed as an exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 and incorporated by reference thereto.

                          INDEX TO FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----

Report of Independent Certified Public Accountants                        F-2

Balance Sheets as of January 3, 1998 and
   December 28, 1996                                                      F-3

Statements of Income for the fiscal years ended
   January 3, 1998, December 28, 1996, and
   December 30, 1995                                                      F-4

Statements of Changes in Stockholders' Equity                             F-5
   for the fiscal years ended January 3, 1998,                            and
   December 28, 1996, and December 30, 1995                               F-6

Statements of Cash Flows for the fiscal  years ended
   January 3, 1998,  December 28, 1996, and
   December 30, 1995                                                      F-7

Notes to Financial Statements                                             F-8

Financial Statement Schedule:

   Schedule II - Valuation and qualifying accounts
      and reserves                                                       FS-1

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors
Presstek, Inc.
Hudson, New Hampshire

We have audited the accompanying balance sheets of Presstek, Inc. as of January 3, 1998 and December 28, 1996, and the related statements of income, changes in stockholders' equity, and cash flows for the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Presstek, Inc. at January 3, 1998 and December 28, 1996, and the results of its operations and its cash flows for the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



/s/ BDO SEIDMAN, LLP
    BDO SEIDMAN, LLP

New York, New York
February 20, 1998

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 PRESSTEK, INC.

                                 BALANCE SHEETS

                                                           January 3,      December 28,
                                                              1998             1996
                                                        -------------    -------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                          $   5,201,071    $   3,530,866
     Marketable securities                                  1,008,171        6,602,854
     Accounts receivable, net of allowance
       for doubtful accounts of $373,000 in
       fiscal 1997 and $184,000 in fiscal 1996             26,400,561       17,306,020
     Inventories                                           13,308,504       10,639,657
     Costs and estimated earnings in excess
       of billings on uncompleted contracts                 1,095,579        1,625,137
     Other current assets                                     430,909          855,287
                                                        -------------    -------------
         Total current assets                              47,444,795       40,559,821
                                                        -------------    -------------

PROPERTY, PLANT AND EQUIPMENT:
     Land                                                   2,180,431        2,426,827
     Buildings                                             15,610,147        3,873,157
     Machinery and equipment                               29,962,939       14,026,575
     Furniture and fixtures                                   995,639          681,648
     Leasehold improvements                                 2,572,118        2,905,181
     Other                                                     34,498           34,498
                                                        -------------    -------------
         Total                                             51,355,772       23,947,886
     Less accumulated depreciation
       and amortization                                    (6,392,430)      (4,230,674)
                                                        -------------    -------------
         Property, plant and equipment, net                44,963,342       19,717,212
                                                        -------------    -------------

OTHER ASSETS:
     Goodwill, net                                          5,819,999        6,144,819
     Patent application costs and license rights, net       1,931,651        1,704,406
     Software development costs, net                          303,923          546,838
     Other                                                      9,071          150,000
                                                        -------------    -------------
         Total other assets                                 8,064,644        8,546,063
                                                        -------------    -------------

         TOTAL                                          $ 100,472,781    $  68,823,096
                                                        =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note payable                                       $   4,800,000    $          --
     Accounts payable                                       7,530,187        8,536,662
     Accrued expenses                                       1,280,070          802,692
     Accrued salaries and employee benefits                   872,851          686,090
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                           --        1,355,130
                                                        -------------    -------------
         Total current liabilities                         14,483,108       11,380,574
                                                        -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; authorized
       1,000,000 shares; no shares issued or
       outstanding                                                 --               --
     Common Stock, $.01 par value; authorized
       75,000,000 shares; issued and outstanding
       31,866,554 shares at January 3, 1998;                  318,666          153,923
       15,392,276 shares at December 28, 1996
     Additional paid-in capital                            63,156,909       49,188,118
     Unrealized loss on marketable securities, net             (1,222)         (42,911)
     Retained earnings                                     22,515,320        8,143,392
                                                        -------------    -------------
       Stockholders' equity                                85,989,673       57,442,522
                                                        -------------    -------------

         TOTAL                                          $ 100,472,781    $  68,823,096
                                                        =============    =============

                        See notes to financial statements

                                 PRESSTEK, INC.

                              STATEMENTS OF INCOME
                           For the Fiscal Years Ended


                                            January 3,      December 28,    December 30,
                                               1998            1996            1995
                                           ------------    ------------    ------------
REVENUES:
     Product sales                         $ 72,857,736    $ 33,569,400    $ 20,028,548
     Royalties and fees from licensees       18,703,744      15,058,169       7,582,908
                                           ------------    ------------    ------------
          Total revenues                     91,561,480      48,627,569      27,611,456
                                           ------------    ------------    ------------

COSTS AND EXPENSES:
     Cost of products sold                   45,678,079      21,825,697      14,923,968
     Engineering and product development     11,246,113       8,894,420       6,155,421
     Sales and marketing                      4,521,936       2,587,490       1,727,301
     General and administrative               6,507,508       4,739,951       2,050,075
                                           ------------    ------------    ------------
         Total costs and expenses            67,953,636      38,047,558      24,856,765
                                           ------------    ------------    ------------

INCOME FROM OPERATIONS:                      23,607,844      10,580,011       2,754,691
                                           ------------    ------------    ------------

OTHER INCOME (EXPENSE):
     Dividend and interest                      379,255         786,095         327,213
     Other, net                                (155,171)       (244,817)         (2,276)
                                           ------------    ------------    ------------
          Total other income - net              224,084         541,278         324,937
                                           ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                   23,831,928      11,121,289       3,079,628

PROVISION FOR INCOME TAXES                    9,460,000       4,000,000         220,000
                                           ------------    ------------    ------------

NET INCOME                                 $ 14,371,928    $  7,121,289    $  2,859,628
                                           ============    ============    ============

BASIC EARNINGS PER SHARE                   $        .46    $        .24    $        .10
                                           ============    ============    ============

DILUTED EARNINGS PER SHARE                 $        .44    $        .21    $        .09
                                           ============    ============    ============

COMMON SHARES OUTSTANDING                    31,300,054      29,858,419      29,124,034
                                           ============    ============    ============

COMMON SHARES ASSUMING DILUTION              32,695,016      33,162,508      31,710,152
                                           ============    ============    ============


                        See notes to financial statements

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           For the Fiscal Years Ended
            January 3, 1998, December 28, 1996, and December 30, 1995


                                                                                                        Unrealized
                                                                                                         Loss On
                                                         Common Stock       Additional    Investments    Retained
                                                     --------------------     Paid-in      Available      Earning     Stockholders'
                                                       Shares      Amount     Capital       for Sale     (Deficit)        Equity
                                                     ---------   --------   -----------    ---------    -----------    -----------
BALANCE AT DECEMBER 31, 1994                         7,194,020   $ 71,940   $18,437,839    $(199,334)   $(1,837,525)   $16,472,920

Issuance of Common Stock relative to the
  exercise of incentive and non-qualified
  stock options at $2.00 - $9.60 per share             272,808      2,728     2,911,002                                  2,913,730
Issuance of Common Stock relative to the
  exercise of underwriters' warrants and
  unit warrants for cash at $4.60 and $5.00
  per share, respectively                               22,500        225       107,775                                    108,000
Two-for-one stock split effected in
  the form of a 100% stock dividend                  7,275,972     72,760       (72,760)                                        --
State tax benefit arising
  from stock option deductions                                                  176,000                                    176,000
Unrealized gain on marketable
  securities, net                                                                            196,158                       196,158
Net income for the fiscal year                                                                            2,859,628      2,859,628
                                                     ---------   --------   -----------    ---------    -----------    -----------

BALANCE AT DECEMBER 30, 1995                        14,765,300   $147,653   $21,559,856    $  (3,176)   $ 1,022,103    $22,726,436

Issuance of Common Stock relative to the
  exercise of incentive and non-qualified
  stock options at $2.15 - $26.375 per share           344,130      3,442     3,579,832                                  3,583,274
Issuance of Common Stock relative
  to the private placements at $73.00 per share        282,846      2,828    20,205,930                                 20,208,758
Costs relative to the private placement                                         (33,500)                                   (33,500)
Tax benefit arising from stock option deductions                              3,876,000                                  3,876,000
Unrealized loss on marketable securities, net                                                (39,735)                      (39,735)
Net income for the fiscal year                                                                            7,121,289      7,121,289
                                                     ---------   --------   -----------    ---------    -----------    -----------

BALANCE AT DECEMBER 28, 1996                        15,392,276   $153,923   $49,188,118    $ (42,911)   $ 8,143,392    $57,442,522

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           For the Fiscal Years Ended
            January 3, 1998, December 28, 1996, and December 30, 1995


                                                                                                        Unrealized
                                                                                                         Loss On
                                                         Common Stock       Additional    Investments    Retained
                                                    ---------------------     Paid-in      Available      Earning     Stockholders'
                                                       Shares      Amount     Capital       for Sale     (Deficit)        Equity
                                                    ----------   --------  ------------    ---------    -----------    -----------
BALANCE BROUGHT FORWARD
AT DECEMBER 28, 1996                                15,392,276   $153,923  $ 49,188,118     $(42,911)   $ 8,143,392    $57,442,522

Issuance of Common Stock relative
  to the exercise of incentive and
  non-qualified stock options at
  $2.85 - $35.00 per share                             924,416      9,244     4,855,290                                  4,864,534
Two-for-one stock split effected in the
  form of a 100% stock dividend                     15,549,862    155,499      (155,499)                                       --
Tax benefit arising from stock option deductions                              9,269,000                                  9,269,000
Unrealized gain on marketable securities, net                                                 41,689                        41,689
Net income for the fiscal year                                                                           14,371,928     14,371,928
                                                    ----------   --------  ------------    ---------    -----------    -----------

BALANCE AT JANUARY 3, 1998                          31,866,554   $318,666  $ 63,156,909     $( 1,222)   $22,515,320    $85,989,673
                                                    ==========   ========  ============    =========    ===========    ===========


                        See notes to financial statements

                                 PRESSTEK, INC.

                            STATEMENTS OF CASH FLOWS
                           For the Fiscal Years Ended


                                                                              January 3,          December 28,         December 30,
                                                                                 1998                 1996                 1995
                                                                             ------------         ------------         ------------
CASH FLOWS - OPERATING ACTIVITIES:
    Net income                                                               $ 14,371,928         $  7,121,289         $  2,859,628
    Adjustments to reconcile net income
    to net cash provided by (used for)
    operating activities:
       Tax benefit arising from stock
         option deductions                                                      9,269,000            3,876,000              176,000
       Depreciation                                                             2,213,978            1,253,812              819,507
       Amortization                                                               909,432              785,007              178,529
       Provision for warranty and other costs                                   1,164,053              615,717              858,740
       Provision for losses on accounts receivable                              1,074,150              112,518               57,502
       Other, net                                                                 (70,833)             107,211                2,276
    (Increase) decrease in:
       Accounts receivable                                                    (10,168,691)          (9,469,737)          (3,759,012)
       Inventory                                                               (2,668,847)          (5,036,014)          (3,165,578)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                                        529,558             (605,556)                  --
       Other current assets                                                       424,378             (475,203)             406,561

    Increase (decrease) in:
       Accounts payable and accrued expense                                    (1,538,192)           5,109,014            1,222,816
       Accrued salaries and employee benefits                                     186,761              168,989              109,516
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                                     (1,355,130)             667,805                   --
                                                                             ------------         ------------         ------------
               Net cash provided by (used for)
              operating activities                                             14,341,545            4,230,852             (233,515)
                                                                             ------------         ------------         ------------
CASH FLOWS - INVESTING ACTIVITIES:
    Investment in subsidiary, net of cash acquired                                     --           (7,456,020)                  --
    Purchases of property, plant and equipment                                (27,917,783)         (16,389,751)          (2,387,379)
    Proceeds from sale of land and equipment                                      537,648               66,400               76,300
    Increase in other assets                                                     (449,255)            (851,051)            (561,261)
    Sales and maturities of
      marketable securities                                                     5,493,516            3,500,000            2,179,510
    Purchases of marketable securities                                                 --           (6,956,117)                  --
                                                                             ------------         ------------         ------------
               Net cash provided by (used for)
                 investing activities                                         (22,335,874)         (28,086,539)            (692,830)
                                                                             ------------         ------------         ------------

CASH FLOWS - FINANCING ACTIVITIES:
    Net proceeds from sale of Common
      Stock and warrants                                                        4,864,534           23,758,532            3,021,730
    Net borrowings on line of credit                                            4,800,000                   --                   --
                                                                             ------------         ------------         ------------
    Net cash (used for) provided by
     financing activities                                                       9,664,534           23,758,532            3,021,730
                                                                             ------------         ------------         ------------
INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                            1,670,205              (97,155)           2,095,385
CASH AND CASH EQUIVALENTS-
    BEGINNING OF FISCAL YEAR                                                    3,530,866            3,628,021            1,532,636
                                                                             ------------         ------------         ------------
    END OF FISCAL YEAR                                                       $  5,201,071         $  3,530,866         $  3,628,021
                                                                             ============         ============         ============

SUPPLEMENTAL DISCLOSURE OF
    CASH FLOWS INFORMATION-
     Cash paid during the fiscal year for interest                           $    170,539         $         --         $         --
                                                                             ============         ============         ============
     Cash paid during the fiscal year for income taxes                       $     90,406         $     45,000         $     52,000
                                                                             ============         ============         ============


                        See notes to financial statements

                                 PRESSTEK, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business - Presstek, Inc. ("the Company" or "Presstek") is engaged in the development, manufacture, and sale of PEARL(R), its patented, proprietary, digital imaging system and process-free, thermal ablation printing plate technology. PEARL's thermal laser diode system is capable of imaging various types of the Company's printing plates either off-press or on-press to produce high quality, full-color, lithographic printed materials for the printing and graphic arts industries. Revenues generated under the Company's agreements with Heidelberger Druckmaschinen AG ("Heidelberg"), the world's largest printing press manufacturer, and from Heidelberg distributors represented 81% and 73% of total revenues for the fiscal years ended January 3, 1998 and December 28, 1996, respectively. Substantially all revenues in fiscal 1995 were generated under these Heidelberg agreements. See Note 9 of the financial statements.

     Delta V Technologies, Inc. ("Delta V"), formerly Catalina Coatings, Inc., became a subsidiary of the Company in fiscal 1996 (see Note 2), and is engaged in the development, manufacture, and sale of vacuum deposition coating equipment, and licensing and sub-licensing of patent rights with respect to a vapor deposition process to coat moving webs of material at high speeds. During fiscal 1997 and 1996, a substantial part of Delta V's efforts were devoted to developing and manufacturing the equipment the Company will require to manufacture PEARL thermal plates. Delta V is currently expanding its commercial relationships with other companies, and has a backlog for its customized high-vacuum deposition systems.

     Principles of Consolidation - The financial statements for fiscal 1997 and fiscal 1996 include the accounts of the Company and its 90% owned subsidiary, Delta V. Significant intercompany accounts and transactions have been eliminated.

     Fiscal Year - In 1995, the Company changed its fiscal year from a calendar year ending December 31 to a fiscal year ending on the Saturday closest to December 31; accordingly, fiscal 1997 ended January 3, 1998, fiscal 1996 ended December 28, 1996, and fiscal 1995 ended December 30, 1995. The 1997 fiscal year reflects 53 weeks, while the 1996 and 1995 fiscal years each reflect 52 weeks.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Many of the Company's estimates and assumptions used in the financial statements relate to the Company's products, which are subject to rapid technological change. It is reasonably possible that changes may occur in the near term that would affect management's estimates with respect to the carrying values of inventories, property plant and equipment, goodwill, patents, and software development costs.

     Revenue Recognition - The Company records revenues on product sales and related royalties at the time of shipment. Certain fees and other reimbursements are recognized as revenue when the related services have been performed or the revenues otherwise earned.

     Revenues from fixed-price and modified fixed-price production contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to the estimated total of direct costs for each contract. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revisions become known.

     Product Warranties - The Company warrants its products against defects in material and workmanship for a period of one year. Anticipated future warranty costs are accrued by a charge to expense as products are shipped and the related revenue recognized. At January 3, 1998, and December 28, 1996, accrued expenses included accrued warranty costs of $933,000 and $514,000.

     Inventories - Inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out method. At January 3, 1998, and December 28, 1996, inventories consisted of the following:


                                                1997                1996
                                            -----------         -----------
     Raw materials                          $ 7,698,000         $ 6,155,000

     Work in process                          3,840,000           3,533,000

     Finished goods                           1,771,000             952,000
                                            -----------         -----------
          Total                             $13,309,000         $10,640,000
                                            ===========         ===========

     Property, Plant and Equipment - Property, plant and equipment are stated at cost and are depreciated using a straight-line method for both financial reporting and for tax purposes over their estimated useful lives (ranging from 3 to 30 years). Leasehold improvements are amortized over the life of the lease for financial reporting purposes and a required longer period for tax purposes.

     Goodwill - The excess of cost over the fair value of net assets acquired, which relates to the Company's acquisition of

Delta V (Note 2), of $6,469,000 is being amortized over a twenty year period using the straight line method. Amortization expense was $325,000 for each of the fiscal years ended January 3, 1998 and December 28, 1996.

     Patent Applications Costs and License Rights - Patent application costs represent the expense of preparing and filing applications to patent the Company's proprietary technologies, in addition to certain patent and license rights acquired in the acquisition of Delta V. Such costs are amortized over a period ranging from five to seven years, beginning on the date the patents or rights are issued or acquired. Amortization expense for the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995, was $145,000,
$212,000, and $73,000, respectively.

     Software Development Costs - Software development costs for products and certain product enhancements are capitalized subsequent to the establishment of their technological feasibility (as defined in Statement of Financial Accounting Standards No. 86) based upon the existence of working models of the products which are ready for initial customer testing. Costs incurred prior to such technological feasibility or subsequent to a product's general release to customers are expensed as incurred. During fiscal 1997, the Company did not incur material costs subject to capitalization. Through fiscal 1996, the Company incurred and capitalized $895,000 of costs subject to capitalization. Amortization of these costs commenced in fiscal 1995 when the related product was released to customers. Amortization for fiscal 1997, 1996, and 1995 was $376,000, $250,000, and $99,000, respectively, based upon the ratio that current gross revenues bear to total estimated gross revenues, which was an amount greater than amortization on a straight-line method over the estimated economic life of the product from three to five years. Based upon current sales estimates, software costs are expected to be fully amortized in less than two more years.

     Non-Competition and Confidentiality Covenants - The consideration paid by the Company to the selling shareholders of Delta V with respect to non-competition and confidentiality is being amortized over a four year period using the straight line method.

     Research and Development Costs - Research and development costs are expensed as incurred for financial reporting purposes. Such costs aggregated $11,246,000, $8,894,000, and $6,155,000 for the fiscal years ended January 3,
1998, December 28, 1996, and December 30, 1995, respectively.

     Cash Flows Information - For purposes of reporting cash flows, the Company considers all savings deposits, certificates of deposit, and money market funds and deposits purchased with a maturity of three months or less to be cash equivalents. At January 3, 1998, and December 28, 1996, cash and cash equivalents consisted of cash balances on deposit and money market funds.

     Reclassification - Various accounts in the prior fiscal years' Financial Statements have been reclassified for comparative purposes to conform with the presentation in the current fiscal year Financial Statements.

     Long-Lived Assets - Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No write downs were necessary for the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995.

     Stock-Based Compensation - The Company has not adopted the optional fair value based method for accounting for stock options granted to employees, as permitted by Statement of Financial Accounting Standards No. 123, ("SFAS 123") "Accounting for Stock-Based Compensation", which is effective for transactions entered into in fiscal years that begin after December 15, 1995. See Note 7 of the financial statements.

     Earnings per Share - The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", issued in February 1997. The new pronouncement is effective for both the interim and annual periods ending after December 15, 1997, and requires restatement of prior periods. See
Note 4 of the financial statements.

     Effect of New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board ("FASB") issued two new disclosure standards, SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

     SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. This standard is effective for the Company's financial statements commencing in the fiscal quarter ending April 4, 1998.

     SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and establishes standards for the way that public enterprises report information about operating segments in financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. This standard is effective for the Company's financial statements issued for the fiscal year ending January 2, 1999.

     Both of these standards require comparative information to be restated. Results of operations and financial position will be unaffected by implementation of these new standards. Management has not yet completed its evaluation of the impact of these new standards on future financial statement disclosures.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132), which revises employers' disclosures about pension and other postretirement benefit plans.

     SFAS 132 is effective for financial statements for periods beginning after December 15, 1997, and requires comparative information for earlier years to be restated. This standard currently does not apply to the Company.

2.   BUSINESS ACQUISITION

     On February 15, 1996, the Company acquired 90% of the outstanding Common Stock (the "Purchased Shares") of Catalina Coatings, Inc., which now operates as Delta V, a subsidiary of the Company. The Purchased Shares were acquired from the selling shareholders pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") dated and effective as of January 1, 1996. The aggregate consideration paid by the Company pursuant to the Stock Purchase Agreement was $8,400,000, of which $8,200,000 represented the purchase price of the Purchased Shares and $200,000 represented consideration for the non-competition and confidentiality covenants of the selling shareholders.

     Simultaneous with the closing of the acquisition, the Company entered into a Put and Call Option Agreement (the "Option Agreement") which provides the Company with the right, at any time after February 15, 2000, to acquire the remaining 10% of the outstanding Common Stock of Delta V for an aggregate consideration of $2,000,000. The Option Agreement also provides the selling shareholders of Delta V, and another individual, with the right, at any time after August 15, 2000, to cause the Company to purchase the remaining shares for aggregate consideration of $1,000,000. The Option Agreement will terminate if Delta V consummates an initial public offering of its securities prior to February 15, 2000.

     The Company granted the selling shareholders and one other individual five-year non-qualified options to purchase an aggregate 200,000 shares of the Company's Common Stock at an exercise price of $44.75 per share, representing fair market value at the date of grant. There are 190,000 shares outstanding under this grant as of January 3, 1998. Delta V also granted to the same individuals an option to purchase an aggregate 5% of the issued and outstanding Common Stock of Delta V in the event that a registration statement relating to an initial public offering of Delta V Common Stock is declared effective by February 15, 2000.

     A portion of the funds  raised from the private  placements  referred to in
Note 7 were utilized to complete the acquisition.

     The acquisition was accounted for as a purchase and, accordingly, the results of Delta V's operations have been included in the Company's fiscal 1997 and 1996 financial statements.

     The purchase price, plus acquisition costs of $240,000, net of non-competition and confidentiality covenants, has been allocated to assets acquired and liabilities assumed based on fair market value at the date of acquisition, as follows:

     Current Assets                                            $ 1,976,000
     Property and Equipment                                        329,000
     Other Assets                                                  222,000
     Intangibles                                                   443,000
     Goodwill                                                    6,469,000
     Current Liabilities                                          (999,000)
                                                               -----------
                                                               $ 8,440,000
                                                               ===========

     During fiscal 1997 and 1996, a substantial part of Delta V's efforts were devoted to developing and manufacturing the equipment the Company believes it will require to manufacture PEARL thermal printing plates. Delta V's fiscal 1997 and 1996 revenues, after eliminating significant intercompany accounts and transactions, totaled approximately $1,769,000 and $1,950,000, respectively, and its results of operations were not material to the Company. As of January 3, 1998, Delta V's total assets were approximately $15,340,000, including land and buildings of $5,647,000 and goodwill, net of amortization of $5,820,000. As of December 28, 1996, Delta V's total assets were approximately $12,700,000, including land and buildings of $1,360,000 and goodwill, net of amortization of $6,143,000. The following unaudited pro forma summary combines the consolidated results of operations of the Company and Delta V as if the acquisition had occurred at the beginning of fiscal 1995, after giving effect to certain adjustments including the amortization of excess of cost over net assets acquired and to eliminate the effect of intercompany transactions.

     Revenues                                                  $32,754,000
                                                               ===========
     Costs and expenses                                        $29,160,000
                                                               ===========
     Net income                                                $ 3,809,000
                                                               ===========
     Basic earnings per share                                         $.13
                                                                      ====
     Diluted earnings per share                                       $.12
                                                                      ====

3.   MARKETABLE SECURITIES

     Marketable Securities are classified as available for sale and consist of United States Treasury Notes having maturity dates of more than three months, and are stated at fair value.

     Securities as of January 3, 1998, of $1,000,000, will mature in April 1998. Aggregate net unrealized holding losses of $1,222 and $42,911 at January 3, 1998 and December 28, 1996, respectively, have been included as a separate component of stockholders' equity in the accompanying balance sheets.

     Certain information with respect to the Company's marketable securities as of January 3, 1998, and December 28, 1996, is presented below:

                                                1997               1996
                                            -----------         -----------
     Amortized Cost                         $ 1,009,393         $ 6,645,765

     Gross Unrealized
      Holding Losses                             (1,222)            (42,911)
                                            -----------         -----------
     Fair Value                             $ 1,008,171         $ 6,602,854
                                            ===========         ===========

For the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995, the Company received proceeds from the sale or maturity of available for sale securities of $5,494,000, $3,500,000, and $2,180,000, and recorded net realized losses of $9,135, and $28,000 in 1997 and 1995, respectively. There were no net realized losses recorded in 1996. In computing such realized losses, cost was determined using the specific cost method.

4.   EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128 "Earnings per Share," which requires companies to report basic earnings per share (EPS) and diluted EPS as a replacement for primary and fully diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of Common Stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of Common Stock and Common Stock equivalent shares outstanding. On May 30, 1997, the Company's Board of Directors declared a two-for-one stock split, effected in the form of a 100% stock dividend during the third quarter of fiscal 1997. The split resulted in the issuance of 15,549,862 shares of Common Stock. On April 19, 1995, the Company's Board of Directors declared a two-for-one stock split, effected in the form of a 100% stock dividend, during the second quarter of fiscal 1995. The split resulted in the issuance of 7,275,972 shares of Common Stock. All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the splits.

     A summary of the earnings per share calculations for the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995 follows:


                                                                   (In Thousands, Except Per Share)

                                                      1997                       1996                     1995
                                            -----------------------    ------------------------   ----------------------
                                                               Per                         Per                       Per
                                                              Share                       Share                     Share
                                             Income  Shares  Amount    Income   Shares   Amount   Income  Shares   Amount
                                            -------  ------  ------    ------   ------   ------   ------  ------   ------
Basic Earnings
Per Share
--------------
Income available to
common stockholders                         $14,372  31,300   $.46     $7,121   29,858     $.24   $2,860  29,124     $.10



Effect of
Dilutive Securities
-------------------
Effect of assumed conversion of
employee stock options                                1,395                      3,305                     2,586



Diluted Earnings
Per Share
----------------
                                            -------  ------   ----     ------   ------     ----   ------  ------     ----
Income available to common stockholders
and assumed conversions                     $14,372  32,695   $.44     $7,121   33,163     $.21   $2,860  31,710     $.09
                                            =======  ======   ====     ======   ======     ====   ======  ======     ====

     Options to purchase 1,111,450 shares of Common Stock at exercise prices ranging from $26.38 to $49.62 per share were outstanding during a portion of fiscal 1997, but were not included in the computation of diluted earnings per share, because the exercise prices of the options were greater than the average market price of the common shares. These options, which expire between January 2, 2001, and December 22, 2003, were all outstanding at the end of fiscal 1997.

5.   INCOME TAXES

     The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. The primary objectives of accounting for income taxes are to (a) recognize the amount of tax payable for the current fiscal year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company's financial statements or tax returns.

     The components of the provision for income taxes for the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995, were as follows:

                                              1997          1996         1995
                                          ----------    ----------    ----------
Current tax expense - State               $  191,000    $  124,000    $   44,000

Charge in lieu of income taxes:
  Federal                                  7,740,000     3,360,000            --
  State                                    1,529,000       516,000       176,000
                                          ----------    ----------    ----------
Total provision                           $9,460,000    $4,000,000    $  220,000
                                          ==========    ==========    ==========

     The charge in lieu of income taxes included in the fiscal 1997 provision for income taxes represents the tax benefit arising from stock option deductions in the current year and the realization of net operating loss carryforwards resulting from compensation deductions for tax purposes. The charges in lieu of income taxes included in the fiscal 1996 and 1995 provision for income taxes represent the tax benefit arising from stock option deductions in those years. The tax benefit related to such stock option deductions has been credited to stockholder's equity. No charge in lieu of federal income taxes was required for 1995 due to the availability of federal net operating loss carryforwards for accounting purposes.

     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax assets and liabilities consisted of the following at January 3, 1998, and December 28, 1996:

                                                         1997            1996
                                                    -----------      ----------
Deferred tax assets:
   Net operating loss carryforwards                $  9,500,000    $  7,660,000
   Tax credits                                        2,050,000         500,000
   Warranty provisions and other accruals             1,100,000         635,000
                                                    -----------      ----------
      Gross deferred tax assets                      12,650,000       8,795,000
                                                    -----------      ----------

Deferred tax liabilities:
   Patent applications costs                            700,000         463,000
   Accumulated depreciation and amortization            200,000         282,000
                                                    -----------      ----------
      Gross deferred tax liabilities                    900,000         745,000
                                                    -----------      ----------

                                                     11,750,000       8,050,000

Less valuation allowance                            (11,700,000)     (8,000,000)
                                                    -----------      ----------
Deferred tax asset - net                           $     50,000    $     50,000
                                                    ===========      ==========

     The $50,000 deferred tax asset was included in other current assets at January 3, 1998 and December 28, 1996. The valuation allowance increased
$3,700,000,   $2,015,000,  and  $3,057,000  in  fiscal  1997,  1996,  and  1995, respectively.

     The difference between income taxes at the United States federal income tax rate and the effective income tax rate was as follows for the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995:

                                                    1997      1996     1995
                                                    ----      ----     ----
Computed at federal statutory rate                   35%       34%      34%
Increase (decrease) resulting from:
  Expenses producing no current tax benefit           3%        1%      11%
  State tax, net of federal benefit                   4%        4%       7%
  Net operating loss carryforwards                   --        --      -42%
  Deductions for tax purposes in excess of
   expenses for financial statement purposes         -2%       -3%      -3%
                                                     --        --        -
         Effective rate, net                         40%       36%       7%
                                                     ==        ==        =

     As of January 3, 1998, the Company had net operating loss carryforwards totaling approximately $27,400,000 resulting from compensation deductions for tax purposes relative to stock option plans. To the extent net operating losses resulting from stock option plan compensation deductions become realizable, the benefit will be credited directly to additional paid in capital. The amount of the net operating loss carryforwards which may be utilized to offset future taxable income, when earned, may be subject to certain limitations, based upon changes in the ownership of the Company's Common Stock. The following is a breakdown of the net operating losses and their expiration dates:

                                       Amount of remaining
                                          net operating
            Expiration date            loss carryforwards
            ---------------            ------------------
                2006                     $ 3,250,000
                2008                     $    50,000
                2009                     $   500,000
                2010                     $ 8,750,000
                2011                     $14,850,000

     In addition, the Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) of approximately $2,050,000 which are available to offset future income tax liabilities when incurred.

6.   RELATED PARTIES

     During fiscal 1997 and 1996, the Company recorded sales of equipment and consumables to Pitman Company of $7,579,000 and $3,379,000, respectively, and at January 3, 1998 and December 28, 1996, the Company had accounts receivable from Pitman of $1,460,000 and $2,279,000. John Dreyer, who has been a director of the Company since February 1996, is Pitman's President and Chief Executive Officer.

     During fiscal 1997, the Company agreed to make a loan in 1998 to Robert Verrando in the amount of $200,000. Interest on the note accrues at 8% per annum. The principal and accrued interest is payable on demand. Mr. Verrando is the President and Chief Operating Officer of the Company.

     During fiscal 1996, the Company made equipment purchases from Howtek, Inc. ("Howtek") totaling $54,000. During the fiscal year ended December 30, 1995, the Company made various sales to Howtek totaling approximately $23,000. Mr. Robert Howard, Chairman and a principal stockholder of the Company, is the Chairman of the Board of Directors and a principal stockholder of Howtek and the father of Dr. Lawrence Howard. Dr. Howard served as Vice Chairman of the Board through February 1996. Dr. Howard currently serves as a director to the Company.

     The Company subleases certain of its office facilities from Mr. Robert Howard, Chairman, as a tenant-at-will. Payments totaled $36,000 for each of the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995. The Company paid Mr. Howard $145,000, $125,000, and $110,000 for consulting
services   provided  to  the  Company  during  fiscal  1997,   1996,  and  1995,
respectively.

7.   STOCKHOLDERS' EQUITY

     References herein to shares, options, warrants and the prices per share have been restated for the fiscal 1997 and 1995 stock splits, effected in the form of stock dividends, referred to in Note 4.

     Preferred Stock - The Company' certificate of incorporation empowers the Board of Directors, without stockholder approval, to issue up to 1,000,000 shares of $.01 par value preferred stock, with dividend, liquidation, conversion, and voting or other rights to be determined upon issuance by the Board of Directors.

     Restricted Stock Purchase Plan - On August 22, 1988, the Company adopted a Restricted Stock Purchase Plan ("the Purchase Plan") originally authorizing the sale of up to 125,000 shares of Common Stock to its employees at a price to be determined by the Board of Directors, but in no event to be less than $.01 per share or greater than 110% of the then fair market value. At January 3, 1998, 80,000 shares remained available for sale.

     Stock Option Plans - On August 22, 1988, the Company adopted the 1988 Stock Option Plan (the "1988 Plan"), and effective August 19, 1991, the Company adopted the 1991 Stock Option Plan (the "1991 Plan"). Effective April 8, 1994, the Company adopted the 1994 Stock Option Plan (the "1994 Plan"). Each plan originally provided for the award, to key employees and other persons, options to purchase up to 500,000 shares of the Company's Common Stock. As a result of the 1997 and 1995 stock splits, the number of shares of Common Stock issuable upon exercise of outstanding options granted under the above plans and upon exercise of options available for future grants increased by 400%. Options granted under the plans may be either Incentive Stock Options ("ISOs") or Nonqualified Options. Generally, ISOs may only be granted to employees of the Company, at an exercise price of not less than fair market value of the stock at the date of grant. Nonqualified Options may be granted to any person, at any exercise price not less than par value, within the discretion of the Board of Directors or a committee appointed by the Board of Directors ("Committee"). On September 23, 1997, the Company adopted the 1997 Interim Stock Option Plan (the "1997 Plan"). The 1997 Plan provides for the award, to key employees and other persons, options to purchase up to 250,000 shares of the Company's Common Stock. Only nonqualified options may be granted under the 1997 Plan. Any options granted will generally become exercisable in increments over a period not to exceed ten years from the date of grant, to be determined by the Board of Directors or Committee, and generally will expire not more than 10 years from the date of grant.

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

     The following table summarizes information about stock options outstanding at January 3, 1998:

                                  OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
-------------------------------------------------------------------------------        --------------------------------

                       Outstanding        Weighted-Average          Weighted-          Exercisable
     Range of             as of              Remaining               Average               as of      Weighted-Average
  Exercise Prices        1/3/98          Contractual Years       Exercise Price           1/3/98       Exercise Price
  ---------------      ----------        -----------------       --------------        -----------    -----------------
   $2.85 -  $7.50        542,505               1.0                    $4.82                533,757          $4.81

   $7.62 -  $8.50        804,273               2.4                    $7.78                479,523          $7.78

   $8.62 - $23.50        509,152               3.1                   $13.38                198,702         $10.37

  $23.62 - $35.00        501,550               5.0                   $28.35                 34,675         $26.95

  $35.12 - $49.62        674,200               3.9                   $39.47                278,125         $38.63
                       ---------                                                         ---------
                       3,031,680               3.0                   $18.64              1,524,782         $13.14
                       =========                                                         =========

     Information concerning all stock option activity under the 1988, 1991, 1994, and 1997 plans for the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995 is summarized as follows:

                                                                      Weighted
                                  Option         Option price      average price
                                  Shares           per share          per share

Outstanding at
December 31, 1994                4,082,752      $ 1.00 - $12.50        $ 5.62

Granted                            194,500      $11.16 - $31.00        $20.63
Exercised                       (  664,520)     $ 1.00 - $ 7.78        $ 4.38
Cancelled/Expired               (      940)     $ 3.05 - $ 3.05        $ 3.05
                                 ---------
Outstanding at
December 30, 1995                3,611,792      $ 2.15 - $31.00        $ 6.65

Granted                            669,800      $25.50 - $49.62        $38.80
Exercised                       (  688,260)     $ 2.15 - $26.38        $ 5.21
Cancelled/Expired               (    1,000)     $24.00 - $24.00        $24.00
                                 ---------
Outstanding at
December 28, 1996                3,592,332      $ 2.85 - $49.62        $12.92

Granted                            604,600      $22.00 - $49.38        $29.70
Exercised                       (1,082,002)     $ 2.85 - $35.00        $ 4.50
Cancelled/Expired               (   83,250)     $ 7.90 - $44.75        $35.91
                                 ---------
Outstanding at
January 3, 1998                  3,031,680      $ 2.85 - $49.62        $18.64
                                 =========

     The incentive and nonqualified stock options summarized in the previous table were granted under various vesting schedules ranging from immediate to five years, with termination dates ranging from five to six years from dates of grant and may be subject to earlier termination as provided in the Plans.

     The proceeds to the Company from stock options exercised during the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995 totaled $4,865,000, $3,583,000, and $2,913,000, respectively.

     Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", requires the Company to provide pro forma disclosure of net income and earnings per share as if the optional fair value method had been applied to determine compensation costs for the Company's Stock Option plans. The Company has used the Black-Scholes option-pricing model to estimate the fair value of each stock option issued in 1997, 1996, and 1995. The following weighted average assumptions were used in 1997: a risk-free interest rate of 5.62%; an expected option life of 4.65 years; expected volatility of 65.84%, and no dividends paid. The following weighted average assumptions were used in 1995 and 1996: a risk-free interest rate of 6.0%; an expected option life of 4.08 years; expected volatility of 68.31%, and no dividends paid.

     Accordingly, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

                                       1997             1996           1995
                                       ----             ----           ----
    Net income
       As reported                 $14,372,000      $7,121,000      $2,860,000
       Pro forma                     8,772,000         249,000       2,304,000
    Basic earnings
     per share
       As reported                        $.46            $.24            $.10
       Pro forma                          $.28            $.01            $.08

    Diluted earnings
     per share
       As reported                        $.44            $.21            $.09
       Pro forma                          $.27            $.01            $.07

     The above pro forma net income and net income per share do not recognize the related tax benefits in fiscal years 1997, 1996, and 1995 of $1,972,000, $2,470,000, and $118,000, respectively, as these deferred tax assets would be fully offset by a valuation allowance.

     Underwriter's Warrants - In connection with an initial public offering during 1989, the Company originally issued the underwriter warrants to purchase 260,000 shares of Common Stock.

     Through December 30, 1995, 138,034 shares of Common Stock at $5.75 per share and 138,034 shares of Common Stock at $6.25 ($4.60 and $5.00 for exercises after the four-for-five stock split effected in 1994) were issued to certain designees of the underwriter pursuant to their exercise of warrants and unit warrants. The proceeds to the Company from these transactions totaled $1,559,993. At December 30, 1995, there were no remaining warrants outstanding.

     Other - During February 1996, the Company completed private placements of an aggregate of 282,846 shares of its Common Stock for gross proceeds of $20,208,758 to a limited number of domestic individual and institutional investors, net of costs of $33,500. A portion of the proceeds was used to acquire Delta V as described in Note 2.

8.   COMMITMENTS

     The Company leases various of its facilities under noncancellable operating leases, many of which contain renewal options. The agreements generally require minimum monthly rents, adjusted annually, plus a pro rata share of real estate taxes and certain other expenses. Total rental expenses on the agreements were $542,000, $518,000, and $296,000 for fiscal 1997, 1996, and 1995, respectively.

     As of January 3, 1998, future minimum lease payments under these agreements were as follows:

              1998                                $304,652
              1999                                 217,286
              2000                                 129,186
                                                  --------
              Total                               $651,124
                                                  ========

     The Company has completed the construction of a 70,000 square foot facility in Tucson, Arizona for Delta V's operations, and a 100,000 square foot manufacturing facility in Hudson, New Hampshire to accommodate the Company's new plate manufacturing operations. Through January 3, 1998, the Company had expenditures of approximately $18,416,000 for land, land improvements, and construction of the two new facilities. Approximately $12,114,000 of this total was incurred during fiscal 1997.

     The Hudson facility accommodates the new thin-film, vacuum coating equipment built for the Company by Delta V. Also located in this facility is the necessary plate finishing and packaging equipment required to manufacture the Company's thermal plate consumable products. Through January 3, 1998, the Company had expenditures of $19,197,000 for new plate manufacturing, finishing, and packaging equipment. Approximately $11,388,000 of this total was incurred during fiscal 1997. As of January 3, 1998, the Company had outstanding commitments with respect to the Hudson facility, and the plate manufacturing, finishing, and packaging equipment of approximately $750,000.

9.   HEIDELBERG AGREEMENTS

     In January 1991, the Company entered into a Master Agreement and a Technology License Agreement (collectively referred to as the "Heidelberg Agreements") with Heidelberg.

     The Heidelberg Agreements relate to the integration of the Direct Imaging technology into various presses manufactured by Heidelberg (the "Heidelberg Presses") and the manufacture of components for and the commercialization of such presses. Pursuant to the Heidelberg Agreements, the Company granted Heidelberg certain exclusive rights, for use of the Direct Imaging technology for the Quickmaster DI format size.

     The Heidelberg Agreements and amendments govern the Company's relationship with Heidelberg and provide for the Company to supply Direct Imaging systems to Heidelberg at specified rates. The Heidelberg Agreements currently expire in December 2011 subject to certain early termination provisions and extension provisions. Under these agreements, Heidelberg agreed to pay to the Company royalties on the net sales prices of various specified types of Heidelberg Presses on which the Company's Direct Imaging technology would be used.

     The most important amendments and adjustments to the Heidelberg Agreements are summarized below.

     In 1993, the Company granted Heidelberg a forty-five month exclusive license which expired in January 1997 for the manufacture and sale of PEARL technology used on the Quickmaster DI. After the initial forty-five month period, Heidelberg's rights remain exclusive subject to the Company's right to terminate such exclusivity on three months' written notice to Heidelberg.

     In November 1995, the Company and Heidelberg agreed (the "November Agreement") to certain other arrangements, whereby the Company was provided with incremental revenue, certain price increases, and modifications of the Quickmaster DI royalty billing and payment terms by Heidelberg. The Master Agreement was also modified by the November Agreement to provide Heidelberg with a fixed royalty rate on the Quickmaster DI. These arrangements were made as a result of a schedule change requested by Heidelberg in November 1995, to reduce the number of PEARL imaging systems being manufactured by the Company each month for Heidelberg from the amount then being produced.

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

     The Company and Heidelberg recently concluded negotiations relating to production levels and schedules for the year ending January 2, 1999, which has resulted in the Company materially reducing production levels of Direct Imaging systems used in the Quickmaster DI press for 1998.

10.  OTHER INFORMATION

     On December 24, 1997, the Company entered into a settlement agreement with the U.S. Securities and Exchange Commission (the "SEC"). The agreement provides for the entry of a cease and desist order in which the Company, without admitting or denying certain violations of the federal securities law, agrees to abide by federal securities law and regulations in the future. No monetary penalties were imposed on the Company in this action. The allegations giving rise to the cease and desist order relate to certain disclosures made by the Company at various times from 1994 to 1996.

     Simultaneously, Robert Howard, Chairman of the Board, and President Robert Verrando, also entered into settlement agreements with the Commission and, without admitting or denying allegations relating to public statements made by the Company, consented to the entry of statutory injunctions prohibiting future violations of the federal securities laws. Civil penalties were assessed in the amount of $2,700,000 and $200,000, respectively. These civil penalties are not obligations of the Company. The investigation by the SEC has concluded with respect to Presstek and its personnel.

     As previously disclosed, seven federal class action lawsuits were filed against the Company and others, all of which have been consolidated before the United States District Court, District of New Hampshire, under the common caption Bill Berke, et al. V. Presstek, Inc., et al. The plaintiffs have jointly filed and served a Second Consolidated Amended Class Action Complaint naming the Company, certain of its present or former officers and directors ("the Berke Officer and Director Defendants"), and other parties as defendants. The plaintiffs allege, among other things, that the Company and/or the Berke Officer and Director Defendants violated Section 10(b) ("Sect. 10(b)") of the Securities Exchange Act of 1934, (the

"Exchange Act") and Rule 10b-5 ("Rule 10b-5") promulgated thereunder, and violated New Hampshire law; and that the Berke Officer and Director Defendants violated Section 20(a) ("Sect. 20(a)") of the Exchange Act. The Complaint alleges, among other things, that the Company and/or the Berke Officer and Director Defendants issued false and misleading reports, failed to disclose material facts including a misstatement of earnings in the Company's financial statements for the first quarter ended March 30, 1996, misstated or failed to fully disclose the Company's supply contracts with, payments received from, sales made by, backlog of orders received from, and delays in production by the Company's principal customer, and alleged circulation of, and failed to correct certain analyst research reports concerning the Company that contained alleged misrepresentations regarding allegedly inflated financial projections. Certain of the Berke Officer and Director Defendants are alleged to have sold the Company's Common Stock at artificially inflated prices while in possession of material non-public information concerning the Company. The plaintiffs seek unspecified compensatory and punitive damages, attorney and expert fees and other costs and expenses incurred by the plaintiffs in connection with the action.

     As previously disclosed, on July 16, 1996, Richard Strauss commenced a derivative suit on behalf of the Company in the Court of Chancery of the State of Delaware, New Castle County, against certain officers and directors of the Company ("the Strauss Officer and Director Defendants"). The plaintiff alleges that the Strauss Officer and Director Defendants breached their fiduciary duties to the Company and its public stockholders and wasted corporate assets, by making allegedly false and misleading statements of fact or concealing material facts concerning the viability of the Company's "key" patent and its proprietary interest in its PEARL technology, causing the Company to fail to properly disclose the scope of an investigation by the SEC, and causing the Company to misstate its financial results for the first quarter of 1996. The plaintiff also alleges that certain of the Strauss Officer and Director Defendants sold securities of the Company at inflated prices while they were in possession of material non-public information concerning the Company. The plaintiff alleges that the actions of the Strauss Officer and Director Defendants resulted in breaches of Sect. 10(b) and Rule 10b-5 which resulted in other lawsuits being commenced against the Company which will require the Company to expend resources to defend. The plaintiff seeks to recover, on behalf of the Company, unspecified damages allegedly sustained by the Company as a result of the defendants' alleged breaches of fiduciary duty, disgorgement of any profits derived from their sale of the Company's common stock, as well as other relief. This action had been stayed pending the outcome of the Berke action.

     As previously disclosed, on March 14, 1997, James P. Cassidy commenced a derivative suit on behalf of the Company in the United States District Court for the District of New Hampshire against certain of the Company's officers and directors (the "Cassidy Officer and Director Defendants"), and the Company's independent auditor. The plaintiff alleges that the Cassidy Officer and Director Defendants breached their fiduciary duty to the Company and its public stockholders and wasted corporate assets by making false and misleading statements of fact or concealing material facts concerning the scope and viability of the Company's "key" patents and its proprietary interest in its PEARL technology, and causing the Company to issue false and misleading reports or failure to disclose material facts including a misstatement of earnings in the Company's financial statements for the year ended December 30, 1995, and for the first quarter ended March 30, 1996. The plaintiff also alleges that certain of the Cassidy Officer and Director Defendants sold securities of the Company at inflated prices while they were in possession of material non-public information concerning the Company. The plaintiff also alleges that the actions of the Cassidy Officer and Director Defendants resulted in breaches of Sect. 10(b) and Rule 10b-5 which resulted in other lawsuits being commenced against the Company which will require the Company to expend resources to defend, and also constituted gross negligence and breaches of their contractual obligations to the Company. The plaintiff seeks to recover on behalf of the Company unspecified damages allegedly sustained by the Company as a result of the defendants' actions as alleged, disgorgement of any profits from the sale of the Company's Common Stock, as well as other relief against the defendants. By agreement of the parties, this action has been stayed pending the outcome of certain motions made by the parties in the Berke action.

     As previously disclosed, on June 16, 1997, Seena Stevens Silverman commenced a purported class action in the United States District Court for the District of New Hampshire against the Company and certain of its present and/or former officers and directors (the "Silverman Officer and Director Defendants"), and other parties. The plaintiff purports to bring this action on behalf of a class of persons who sold put options in the Common Stock of the Company between November 7, 1995 and June 20, 1996. The complaint alleges, among other things, that the Company and/or the Silverman Officer and Director Defendants violated Sect. 10(b) and Rule 10b-5, and violated New Hampshire law; and that the Silverman Officer and Director Defendants violated Sect. 20(a). The plaintiff alleges that the defendants defrauded the putative class members by manipulating the price and supply of the Company's common stock, issuing false and misleading statements regarding the nature of the Company's proprietary PEARL technology, failing to disclose the true depth and target of an investigation by the SEC, and making misleading statements regarding the Company's claims to its PEARL technology and its contract with the Company's principal customer. The plaintiff also alleges that certain of the Silverman Officer and Director Defendants sold securities of the Company at inflated prices while they were in possession of material non-public information concerning the Company. The plaintiff seeks to recover unspecified compensatory and punitive damages on behalf of the putative class, as well other relief.

     To date, the Company has not been required to file its answers to these claimants. The Company expects that it will file its answer to the claims this year.

     The Company intends to vigorously defend the foregoing investor class actions. However, the outcome of any litigation is subject to uncertainty and a successful claim against the Company in any of such actions could have a material adverse effect on the Company.

11.  LINE OF CREDIT

     On July 29, 1997, the Company renewed its agreement with Citizens Bank New Hampshire ("Citizens")for a revolving line of credit loan under which the Company may borrow a maximum of $10,000,000 for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary, Delta V Technologies, Inc. and secured by its assets. Interest on the line of credit is payable at the LIBOR rate plus 1.75% (7.47% at January 3, 1998). The loan agreement terminates on July 31, 1999, at which date, the entire principal and accrued interest is due and payable. As of January 3, 1998, the Company had $5,200,000 available under the line of credit. The credit facility was unused at December 28, 1996. Under the terms of the revolving credit agreement, the Company is required to meet certain financial covenants on a quarterly and annual basis. The Company was in compliance with all debt covenants at January 3, 1998.

12.  SUBSEQUENT EVENTS

     On January 5, 1998, the Company acquired the stock of Heath Custom Press, Inc. ("Heath"), of Seattle, Washington. Heath is engaged in the design and manufacture of custom printing presses. Heath was purchased for 94,865 unregistered shares of the Company's Common Stock.

     The acquisition will be accounted for as a purchase and, accordingly, the results of Heath's operations will be included in the Company's financial statements for the year ended January 2, 1999. The results of Heath's operations would not have had a material impact on the Company's results of operations for fiscal 1997.

     On February 6, 1998, the Company obtained a ten-year mortgage term loan in the principal amount of $6,900,000 from Citizens. Borrowings are secured by land and buildings with a cost of approximately $17,000,000. The loan bears a fixed rate of interest of 7.12% per year during the first five years, and a variable rate of interest at the LIBOR rate plus 2% (7.72% at January 3, 1998) for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments shall be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued and unpaid interest is due and payable on February 6, 2008.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PRESSTEK, INC.

Dated:  March 27, 1998                  By:  /s/  Richard A. Williams
                                             -----------------------------
                                             Richard A. Williams
                                             Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf on the registrant and in the capacities and on the dates indicated.

         Signature                     Title                          Date
         ---------                     -----                          ----

/s/ Richard A. Williams       Chief Executive Officer,            March 27, 1998
--------------------------    Secretary and Director
Richard A. Williams           (Principal Executive Officer)


/s/ Robert E. Verrando        President, Chief Operating          March 27, 1998
--------------------------    Officer and Director
Robert E. Verrando


/s/ Robert Howard             Chairman of the Board and           March 27, 1998
--------------------------    Director
Robert Howard


/s/ Dr. Lawrence Howard       Director                            March 27, 1998
--------------------------
Dr. Lawrence Howard


/s/ Harold N. Sparks          Director                            March 27, 1998
--------------------------
Harold N. Sparks


/s/ Bert DePamphilis          Director                            March 27, 1998
--------------------------
Bert DePamphilis


/s/ John W. Dreyer            Director                            March 27, 1998
--------------------------
John W. Dreyer


/s/ John B. Evans             Director                            March 27, 1998
--------------------------
John B. Evans

/s/ Glenn J. DiBenedetto      Chief Financial Officer             March 27, 1998
--------------------------    (Principal Financial and
Glenn J. DiBenedetto          Accounting Officer)

                                 PRESSTEK, INC.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                             (NUMBERS IN THOUSANDS)

                                                                                              Charges
                                           Balance at       Charged to      Charged to          Add           Balance at
 Fiscal                                   Beginning of      Costs and     Other Account       (Deduct)          End of
  Year             Description            Fiscal Year       Expenses         Describe         Describe       Fiscal Year
  ----             -----------            -----------       --------         --------         --------       -----------
  1995      Allowance for losses on
              accounts receivable           $ 23,000       $   57,000           --         $      -- (1)      $ 80,000
            Warranty reserve                 199,000          467,000           --          ( 65,000)(2)       601,000
            Equipment replacement
              reserve                         28,000          291,000           --          ( 28,000)(3)       291,000


  1996      Allowance for losses on
              accounts receivable             80,000          115,000           --          ( 11,000)(1)       184,000
            Warranty reserve                 601,000          216,000           --          (303,000)(2)       514,000
            Equipment replacement
              reserve                        291,000               --           --          (291,000)(3)            --


  1997      Allowance for losses on
              accounts receivable            184,000        1,074,000           --          (317,000)(1)       941,000
            Warranty reserve                 514,000        1,135,000           --          (716,000)(2)       933,000
            Equipment replacement
              reserve                             --               --           --                -- (3)            --

(1)  Allowance for doubtful accounts

(2)  Warranty expenditures

(3)  Equipment replacement