Form 10-Q
period 1998-04-04
PRESSTEK INC /DE/
filed 1998-05-19
CIK 846876

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 1998

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

YES   _X_           NO ___

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: As of May 13, 1998, there were 31,995,870 shares outstanding of the Registrant's Common Stock, $.01 par value per share.

                                 PRESSTEK, INC.

                                      INDEX



                                                                            PAGE

PART I            FINANCIAL INFORMATION

     Item 1       Financial Statements

                  Balance Sheets as of
                  April 4, 1998 (unaudited)
                  and January 3, 1998                                          3

                  Statements of Income for the
                  three month periods ended
                  April 4, 1998 and March 29, 1997
                  (unaudited)                                                  4

                  Statements of Cash Flows
                  for the three month periods ended
                  April 4, 1998 and March 29, 1997
                  (unaudited)                                                  5

                  Notes to Financial Statements
                  (unaudited)                                                  6

     Item 2       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               13

PART II           OTHER INFORMATION                                           20

     Item 1       Legal Proceedings

     Item 2       Changes in Securities and Use of Proceeds

     Item 6       Exhibits and Reports on Form 8-K


Signatures                                                                    21

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                                 PRESSTEK, INC.
                                 BALANCE SHEETS

                                                          April 4,         January 3,
                                                            1998             1998
                                                        -------------    -------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                          $  10,605,609    $   5,201,071
     Marketable securities                                  1,032,287        1,008,171
     Accounts receivable, net of allowance
       for doubtful accounts of $380,000 in
       fiscal 1998 and $373,000 in fiscal 1997             27,514,966       26,400,561
     Inventories                                           12,486,845       13,308,504
     Costs and estimated earnings in excess
       of billings on uncompleted contracts                 1,095,580        1,095,579
     Other current assets                                   1,417,580          430,909
                                                        -------------    -------------
         Total current assets                              54,152,867       47,444,795
                                                        -------------    -------------
PROPERTY, PLANT AND EQUIPMENT:
     Land and land improvements                             2,354,290        2,571,296
     Buildings                                             15,638,411       15,424,056
     Machinery and equipment                               31,854,985       29,758,165
     Furniture and fixtures                                 1,109,676          995,639
     Leasehold improvements                                 2,572,118        2,572,118
     Other                                                     34,498           34,498
                                                        -------------    -------------
         Total                                             53,563,978       51,355,772
     Less accumulated depreciation
       and amortization                                    (7,401,544)      (6,392,430)
                                                        -------------    -------------
         Property, plant and equipment, net                46,162,434       44,963,342
                                                        -------------    -------------
OTHER ASSETS:
     Goodwill, net                                          5,738,794        5,819,999
     Patent application costs and license rights, net       3,699,527        1,931,651
     Software development costs, net                          173,548          303,923
     Other                                                    210,248            9,071
                                                        -------------    -------------
         Total other assets                                 9,822,117        8,064,644
                                                        -------------    -------------
         TOTAL                                          $ 110,137,418    $ 100,472,781
                                                        =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note payable                                       $          --    $   4,800,000
     Current portion of mortgage term loan                    491,046               --
     Accounts payable                                       6,687,181        7,530,187
     Accrued expenses                                       1,655,375        1,280,070
     Accrued salaries and employee benefits                 1,495,846          872,851
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                    4,451,813               --
                                                        -------------    -------------
         Total current liabilities                         14,781,261       14,483,108
                                                        -------------    -------------

MORTGAGE TERM LOAN                                      $   3,199,178    $          --
                                                        -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; authorized
       1,000,000 shares; no shares issued or
       outstanding                                                 --               --
     Common Stock, $.01 par value; authorized
       75,000,000 shares; issued and outstanding
       31,990,714 shares at April 4, 1998;                    319,907          318,666
       31,866,554 shares at January 3, 1998
     Additional paid-in capital                            66,981,037       63,156,909
     Unrealized loss on marketable securities, net               (375)          (1,222)
     Retained earnings                                     24,856,410       22,515,320
                                                        -------------    -------------
       Stockholders' equity                                92,156,979       85,989,673
                                                        -------------    -------------

         TOTAL                                          $ 110,137,418    $ 100,472,781
                                                        =============    =============

                        See notes to financial statements

                                 PRESSTEK, INC.

                              STATEMENTS OF INCOME
                                   (Unaudited)




                                                       Three Months Ended
                                                    April 4,         March 29,
                                                      1998             1997
                                                  ------------     ------------

REVENUES:
  Product sales                                   $ 19,657,660     $ 16,346,956
  Royalties and fees from licensees                  4,682,851        3,660,696
                                                  ------------     ------------
     Total revenues                                 24,340,512       20,007,652
                                                  ------------     ------------

COSTS AND EXPENSES:
  Cost of products sold                             14,173,090       10,607,114
  Engineering and product development                3,241,932        2,267,335
  Sales and marketing                                1,162,422          761,838
  General and administrative                         2,230,411        1,247,423
                                                  ------------     ------------
     Total costs and expenses                       20,807,855       14,883,710
                                                  ------------     ------------
INCOME FROM OPERATIONS                               3,532,657        5,123,942
                                                  ------------     ------------

OTHER INCOME (EXPENSE):
  Dividend and interest, net                            70,380          104,676
  Other, net                                           308,053         (446,517)
                                                  ------------     ------------
     Total other income - net                          378,433         (341,841)
                                                  ------------     ------------

INCOME BEFORE INCOME TAXES                           3,911,090        4,782,101

PROVISION FOR INCOME TAXES                           1,570,000        1,880,000
                                                  ------------     ------------

NET INCOME                                        $  2,341,090     $  2,902,101
                                                  ============     ============

BASIC EARNINGS PER SHARE                          $        .07     $        .09
                                                  ============     ============

DILUTED EARNINGS PER SHARE                        $        .07     $        .09
                                                  ============     ============

COMMON SHARES OUTSTANDING                           31,880,575       30,803,448
                                                  ============     ============

COMMON SHARES ASSUMING DILUTION                     32,762,971       32,991,976
                                                  ============     ============


                        See notes to financial statements

                                 PRESSTEK, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months Ended
                                                          April 4,       March 29,
                                                           1998            1997
                                                       ------------    ------------
CASH FLOWS - OPERATING ACTIVITIES:
  Net income                                           $  2,341,090    $  2,902,101
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Tax benefit arising from stock option deductions      1,210,000       1,575,000
    Depreciation                                            817,151         429,562
    Amortization                                            243,762         281,239
    Provision for warranty and other costs                  341,494         366,765
    Other, net                                               71,895         332,074
  (Increase) decrease in:
    Accounts receivable                                    (695,026)     (1,300,528)
    Inventory                                             1,981,100      (1,552,974)
    Costs and estimated earnings in excess of
     billings on uncompleted contracts                           --         (74,448)
    Other current assets                                   (986,322)        404,393
  Increase (decrease) in:
    Accounts payable and accrued expenses                (1,669,871)         41,020
    Accrued salaries and employee benefits                  544,956         (78,946)
    Billings in excess of costs and estimated
     earnings on uncompleted contracts                    4,451,813      (1,355,130)
                                                       ------------    ------------
    Net cash provided by operating activities             8,652,043       1,970,128
                                                       ------------    ------------
CASH FLOWS - INVESTING ACTIVITIES:
  Purchases of property, plant and equipment             (2,184,578)     (7,887,501)
  Proceeds from sale of land and equipment                  441,174           1,200
  Increase in other assets                                 (241,117)        (57,326)
  Sales and maturities of marketable securities                  --       3,493,516
                                                       ------------    ------------
    Net cash used for investing activities               (1,984,521)     (4,450,111)
                                                       ------------    ------------
CASH FLOWS - FINANCING ACTIVITIES:
  Net proceeds from sale of Common Stock                    208,172          95,330
  Proceeds under mortgage term loan                       3,750,000              --
  Repayments of mortgage term loan                          (59,776)             --
  Net proceeds from revolving line of credit                     --       1,800,000
  Net payments on revolving line of credit               (4,800,000)             --
  Payment on Heath Custom Press, Inc.'s
   revolving line of credit                                (600,352)             --
                                                       ------------    ------------
    Net cash provided by (used for)
     financing activities                                (1,501,956)      1,895,330
                                                       ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          5,165,566        (584,653)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD           5,201,071       3,530,866
  Cash acquired from Heath Custom Press, Inc.               238,972              --
                                                       ------------    ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD              $ 10,605,609    $  2,946,213
                                                       ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid during the period for income taxes         $    250,000    $     90,406
                                                       ============    ============
  Cash paid during the period for interest             $     89,876    $         --
                                                       ============    ============

NON-CASH INVESTING AND FINANCING ACTIVITY
  Common Stock issued and patents and other net
   assets acquired relating to the acquisition
   of Heath Custom Press, Inc.                         $  2,407,199    $         --
                                                       ============    ============

                        See notes to financial statements

                                 PRESSTEK, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  APRIL 4, 1998


1.   BASIS OF PRESENTATION

     The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the fiscal year ended January 3, 1998. The January 3, 1998 information has been derived directly from the annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring.

     Presstek, Inc. (the "Company") is engaged in the development, manufacture, and sale of PEARL(R), its patented, proprietary, digital imaging system and process-free, thermal ablation printing plate technology. PEARL's thermal laser diode system is capable of imaging various types of the Company's printing plates either off-press or on-press to produce high quality, full-color, lithographic printed materials for the printing and graphic arts industries. Revenues generated under the Company's agreements with Heidelberger Druckmaschinen AG ("Heidelberg"), the world's largest printing press manufacturer, and from Heidelberg distributors represented 60% and 72% of total revenues for the three months ended April 4, 1998, and March 29, 1997, respectively. Revenues from Heidelberg include sales of consumable products sold under distribution agreements.

     Delta V Technologies, Inc. ("Delta V"), formerly Catalina Coatings, Inc., is engaged in the development, manufacture, and sale of vacuum deposition coating equipment, and licensing and sub-licensing of patent rights with respect to a vapor deposition process to coat moving webs of material at high speeds. During the first quarter of 1997, a substantial part of Delta V's efforts were devoted to developing and manufacturing the equipment the Company requires to manufacture PEARL thermal plates. Delta V subsequently expanded its commercial relationships with other companies and currently has a backlog for its customized high-vacuum deposition systems.

     On January 4, 1998, the Company acquired the stock of Heath Custom Press, Inc. ("Heath"), of Seattle, Washington. Heath is engaged in the design and manufacture of custom printing presses. Heath was purchased for 94,865 unregistered shares of the Company's Common Stock. The purchase price of $2,407,000 has been allocated to assets acquired and liabilities assumed based on the fair market value at the date of acquisition as follows: current assets, $2,198,000; patents, $1,781,000; liabilities, $1,758,000; other long-term assets, $186,000. The Company has continued the business of Heath. The acquisition was accounted for as a purchase and, accordingly, the results of Heath's operations have been included in the Company's financial statements for the first quarter 1998. The results of Heath's operations did not have a material impact on the Company's results of operations.

     Delta V and Heath operate as 90% and 100% owned subsidiaries of the Company, respectively. Significant intercompany accounts and transactions have been eliminated.

     Certain accounts in the 1997 financial statements have been reclassified for comparative purposes to conform with the presentation in the April 4, 1998, financial statements.

     The Company operates and reports on a 52/53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the first quarters of 1998 and 1997 ended on April 4, 1998 and March 29, 1997, respectively.

2.   INVENTORY

     Inventory is valued at the lower of cost or market, with cost determined on the first-in, first-out method. At April 4, 1998, and January 3, 1998, inventory consisted of the following:


                                                  1998                  1997
                                               -----------           -----------
Raw materials                                  $ 6,425,000           $ 7,698,000
Work in process                                  4,373,000             3,840,000
Finished goods                                   1,689,000             1,771,000
                                               -----------           -----------
     Total                                     $12,487,000           $13,309,000
                                               ===========           ===========

3.   EARNINGS PER SHARE

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

     A summary of the earnings per share calculations for the three month periods ended April 4, 1998, and March 29, 1997, follows:

                                                                       (In Thousands, Except Per Share)

                                                               1998                                      1997
                                              -------------------------------------       ------------------------------------
                                                                              Per                                        Per
                                                                             Share                                      Share
                                              Income          Shares         Amount       Income         Shares         Amount
                                              ------          ------         ------       ------         ------         ------
Basic Earnings
Per Share
Income available to common
stockholders                                   $2,341         31,881         $  .07       $2,902         30,803         $  .09
                                                                             ======                                     ======
Effect of
Dilutive Securities
Effect of assumed conversion
of employee stock options                                        882                                      2,189
                                               -----          ------         ------       -----          ------         ------
Diluted Earnings
Per Share
Income available to common
stockholders and assumed
conversions                                    $2,341         32,763         $  .07       $2,902         32,992         $  .09
                                               ======         ======         ======       ======         ======         ======

     Options to purchase 1,282,100 shares of Common Stock at exercise prices ranging from $23.00 to $49.62 per share were outstanding during a portion of the first quarter of 1998, but were not included in the computation of diluted earnings per share, because the exercise prices of the options were greater than the average market price of the common shares. These options, which expire between July 10, 2000, and March 30, 2004, were all outstanding at April 4, 1998.

4.   INCOME TAXES

     The components of the provision for income taxes for the three month periods ended April 4, 1998, and March 29, 1997, based upon the estimated effective income tax rate for the full fiscal year, were as follows:

                                                        1998             1997
                                                     ----------       ----------

Current tax expense - State                          $  360,000          305,000
Charge in lieu of income taxes:
   Federal                                            1,210,000        1,575,000
   State                                                     --               --
                                                     ----------       ----------
             Total provision                         $1,570,000       $1,880,000
                                                     ==========       ==========

     The charge in lieu of income taxes included in the first quarter ended April 4, 1998 relates principally to the realization of net operating loss carryforwards resulting from stock compensation deductions for tax purposes. The charge in lieu of income taxes included in the first quarter ended March 29, 1997 relates principally to the tax benefit of stock option deductions earned in that period. These deductions have been credited to stockholders equity.

5.   CREDIT FACILITIES

     On February 6, 1998, the Company obtained a ten-year mortgage term loan in the principal amount of $6,900,000 from Citizens Bank New Hampshire
("Citizens"). Borrowings are secured by land and buildings with a cost of approximately $17,000,000. The loan bears a fixed rate of interest of 7.12% per year during the first five years, and a variable rate of interest at the LIBOR rate plus 2% (7.69% at April 4, 1998) for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments will be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued and unpaid interest is due and payable on February 6, 2008. As of April 4, 1998, the Company received proceeds of $3,750,000. The remaining proceeds of $3,150,000 were advanced to the Company on April 30, 1998.

     On July 29, 1997, the Company renewed its agreement with Citizens for a revolving line of credit loan under which the Company may borrow a maximum of $10,000,000 for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary, Delta V, and secured by its assets. Under the terms of the revolving credit agreement, the Company is required to meet certain financial covenants on a quarterly and annual basis. Interest on the line of credit is payable at the LIBOR rate plus 1.75% (7.44% at April 4, 1998). The loan agreement terminates on July 31, 1999, at which date, the entire principal and accrued interest is due and payable. As of April 4, 1998, the Company had $10,000,000 available under the line of credit.

6.   OTHER INFORMATION

     The Company has completed the construction of a 70,000 square foot manufacturing facility in Tucson, Arizona for Delta V, and the construction of a 100,000 square foot manufacturing facility in Hudson, New Hampshire. The Hudson manufacturing facility accommodates the Company's new plate manufacturing operations, which will utilize a new vacuum deposition coating system built for the Company by Delta V, along with the necessary plate finishing and packaging equipment. The total capital cost of these projects, including land purchases, was approximately $38,500,000.

     Through April 4, 1998, the Company has expended approximately $18,800,000 for land, land improvements, and construction of the two new facilities. Additionally, through April 4, 1998, the Company expended $19,700,000 for new plate manufacturing and packaging equipment.

     Since June 28, 1996, several class action lawsuits have been filed against the Company and certain other defendants, including, but not limited to, certain of the Company's officers and directors. These actions have been consolidated in the United States District Court, District of New Hampshire, and a single consolidated amended complaint ("The Consolidated Amended Complaint") has been filed by lead counsel for the plaintiffs. In addition, two actions have been filed derivatively, on behalf of the Company, one in the Chancery Court of the State of Delaware and the other in the United States District Court, District of New Hampshire.

     The lawsuits each contain a variety of allegations including, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, violations of Section 20(a) of the Exchange Act, common law fraud and deceit, negligent misrepresentation and waste of corporate assets. The allegations include claims that the Company issued false and misleading financial statements, and failed to properly disclose (a) adverse information concerning the Company's patents; (b) the nature and extent of the investigation by the Securities and Exchange Commission with respect to activities by certain unnamed persons and entities in connection with the securities of the Company (c) the backlog of orders from, supply contracts with, and orders received by its principal customer. The Company's officer and director defendants are alleged to have sold the Company's Common Stock while in possession of material non-public information. The plaintiffs generally are seeking to recover unspecified damages and reimbursement of their costs and expenses incurred in connection with the action. Moreover, the plaintiff in the derivative action in Delaware is also seeking a return to the Company of all salaries and the value of other remuneration paid to the defendants by the Company during the time they were in breach of their fiduciary duties and an accounting of and/or constructive trust on the proceeds of defendants trading activities in the Common Stock.

     The Company intends to vigorously defend all actions. However, the outcome of any litigation is subject to uncertainty, and a successful claim against the Company, in any of the foregoing actions, could have a material adverse effect on the financial position and results of operations of the Company. At the present time, the Company cannot reasonably estimate the ultimate liability, if any, which may result from these lawsuits. Accordingly, no provision for any liability that may result has been recorded in the accompanying financial statements.

7.   RECENTLY ISSUED ACCOUNTING STANDARDS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income, or a statement of stockholder's equity. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). For interim reporting purposes, SFAS 130 requires disclosure of total comprehensive income. There was no material impact during the first quarters ended April 4, 1998 and March 29, 1997 as a result of the adoption of SFAS 130, since there was no significant difference between net income and comprehensive income in either period.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Financial Reporting for Segments of a Business Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and establishes standards for the way public enterprises report information about operating segments in financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. This standard is effective for the Company's financial statements to be issued for the fiscal year ending January 2, 1999. This standard requires comparative information to be restated. Results of operations and financial position will be unaffected by the implementation of this new standard. Management has not yet completed its evaluation of the impact of this new standard on future financial statement disclosures.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132), which revises employers' disclosures about pension and other postretirement benefit plans. SFAS 132 is effective for financial statements for periods beginning after December 15, 1997, and requires comparative information for earlier years to be restated. This standard does not currently apply to the Company.

     The American Institute of Certified Public Accountants has issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). This SOP defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customers, initiating a new process in an existing facility, or commencing some new operation. SOP 98-5 requires that these start-up costs be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998, although earlier application is encouraged. Management does not believe that adoption of SOP 98-5 will materially impact the results of operations, financial position, and future financial statement disclosures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"Safe Harbor" Statement under the Private Securities Litigation
Reform Act of 1995:

     Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the risks of uncertainty of patent protection, the impact of supply and manufacturing constraints or difficulties, possible technological obsolescence, increased competition, litigation and other risks detailed in the Company's other filings with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "intend", "forecast", and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Background

     Presstek, Inc. (The "Company" or "Presstek"), incorporated in Delaware, was founded in September 1987 as a development company. It was established to find a new way to produce color offset printing. Heidelberger Druckmaschinen AG ("Heidelberg"), the world's largest printing press manufacturer, and the Company established a relationship that was formalized in 1991 and resulted in the introduction of the first jointly developed product, the spark discharge based GTO-DI. In 1993, after investing substantial effort and resources, the Company completed the development of its high resolution, semiconductor based laser diode imaging and thermal plate technology referred to as PEARL. The Company's PEARL technology is capable of imaging various types of Presstek printing plates either off-press or on-press which may then be used to produce high-quality, full color lithographic printed materials. These printed materials typically can be produced at a lower cost than traditional competitive methods. The PEARL-based GTO-DI was introduced in late 1993, and in May of 1995, Heidelberg introduced the Quickmaster DI 46-4, which replaced the GTO-DI product line. The Quickmaster DI represents the second generation of Presstek's PEARL-based direct imaging technology. It also employs the Company's automatic plate changing cylinder which eliminates the need to manually change plates between jobs, as well as a number of other productivity improvement features. The Company began shipment of its PEARL-based Quickmaster direct imaging kits to Heidelberg in the second quarter of 1995. The Company estimates that as of the end of 1997, there were more than 700 PEARL-equipped

Heidelberg presses installed utilizing the Company's proprietary consumable printing plates.

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

     On January 4, 1998, the Company acquired the stock of Heath Custom Press, Inc. ("Heath"), of Seattle, Washington. Heath is engaged in the design and manufacture of custom printing presses. Heath was purchased for 94,865 unregistered shares of the Company's Common Stock. The purchase price of $2,407,000 has been allocated to assets acquired and liabilities assumed based on the fair market value at the date of acquisition as follows: current assets, $2,198,000; patents, $1,781,000; liabilities, $1,758,000; other long term assets, $186,000. The acquisition was accounted for as a purchase and, accordingly, the results of Heath's operations are included in the Company's financial statements for the quarter ended April 4, 1998. The results of Heath's operations would not have had a material impact on the Company's results of operations for 1997.

     The Company operates and reports on a 52/53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the first quarters of 1998 and 1997 ended on April 4, 1998 and March 29, 1997, respectively.

Results of Operations

Revenues

     Revenues  for the  quarters  ended  April 4,  1998 and  March  29,  1997 of
$24,341,000 and $20,008,000, respectively, consisted of product sales, royalties, fees and other reimbursements. Product sales for the first quarter of 1998 increased $3,311,000 (20%) over the first quarter of 1997, primarily as a result of volume increases in consumable sales as well as sales of custom printing presses by Heath. Royalties and fees from licensees increased $1,022,000 in the first quarter of 1998 as a result of increases in engineering and other fees received primarily from Fuji Photo Film Co., Ltd. Revenues generated under the Company's agreements with Heidelberg and from Heidelberg distributors represented 60% and 72% of the Company's total revenues for the quarters ended April 4, 1998, and March 29, 1997, respectively. Revenues from Heidelberg include sales of consumable products sold under distribution agreements.

Cost of Products Sold

     Costs of products sold for the quarters ended April 4, 1998 and March 29, 1997, of $14,173,000 and $10,607,000, respectively, consisted of the material, labor and overhead costs associated with product sales, as well as anticipated future warranty costs. The reduction in the gross margin on product sales to 28% from 35%, comparing the first quarter of 1998 with the same period in 1997, results primarily from increased costs associated with the Hudson, New Hampshire manufacturing operations, as well as increased sales of lower margin custom press equipment by Heath.

Engineering and Product Development

     Engineering and product development expenses were $3,342,000 for the first quarter of 1998, as compared to $2,267,000 for the first quarter of 1997. The increase of $975,000 (43%) resulted primarily from increased expenditures for parts, supplies, labor, and contracted services related to the Company's continued development of products incorporating its PEARL technology, including the Company's PEARLgold(TM) plates as well as other product development efforts.

Sales and Marketing

     Sales and Marketing expenses were $1,162,000 for the first quarter of 1998, as compared to $762,000 for the same period in 1997, an increase of $400,000 (52%). The increase related principally to increased expenditures for additional personnel and related costs as well as various promotional activities.

General and Administrative

     General and Administrative expenses for the quarters ended April 4, 1998, and March 29, 1997, of $2,230,000 and $1,247,000, respectively, related primarily to increases in expenditures for salaries and other costs required to conduct various general and administrative functions of the Company.



Other Income and Expense

     The increase in other income of $720,000 comparing the first quarter of 1998 to the first quarter of 1997 related primarily to the absence of foreign exchange losses in 1998 incurred in 1997 on certain receivables from Heidelberg, and the gain in 1998 from the sale of a parcel of land in Hudson, New Hampshire.

Income Taxes

     The  provision  for  income  taxes for the  quarter  ended  April 4,  1998, included a $1,210,000 charge in lieu of federal income taxes relating principally to the realization of net operating loss carryforwards resulting from stock compensation deductions for tax purposes. The state provision of $360,000 is based upon the estimated effective income tax rate for the full fiscal year. The provision for income taxes in 1997 represented the charge in lieu of income taxes arising from stock option deductions in the first quarter 1997, based upon the estimated effective income tax rate for the full fiscal year. The tax benefits related to such stock option deductions have been credited to stockholders' equity in the first quarters of 1998 and 1997.

Net Income

     As a result of the foregoing, the Company had net income of $2,341,000 for the first quarter of 1998 compared to net income of $2,902,000 for the first quarter of 1997. The operations of Delta V or Heath did not have a material effect on net income for the quarters ended April 4, 1998 and March 29, 1997.

Liquidity and Capital Resources

     At April 4, 1998, the Company had working capital of $39,372,000, an increase of $6,410,000 as compared to working capital of $32,962,000 at January 3, 1998. This increase was primarily attributed to the Company's net income from operations of $2,341,000, the tax benefit arising from stock option deductions of $1,210,000, and depreciation and amortization of $1,061,000.

     Net cash provided by operating activities of $8,652,000 for the quarter ended April 4, 1998, resulted primarily from net income from operations of $2,341,000 plus noncash items totaling $2,684,000 ($1,210,000 of which relates to the tax benefit arising from stock option deductions), offset by a decrease in inventory of $1,981,000, and accounts payable and accrued expenses of $1,670,000, offset by an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $4,452,000.

     Net cash used for investing activities of $1,985,000 for the quarter ended April 4, 1998, resulted primarily from additions to property, plant and equipment used in the Company's business of $2,185,000.

     Net cash used for financing activities during the quarter ended April 4, 1998, totaled $1,502,000, and consisted of the proceeds from a mortgage term loan of $3,750,000, and $208,000 received from the sale of Common Stock incident to the exercise of various stock options, offset by the payments of $60,000 on the mortgage term loan, and $5,400,000 on revolving lines of credit.

     The Company has completed constructing two new facilities; a 70,000 square foot manufacturing facility in Tucson, Arizona for Delta V, and a 100,000 square foot manufacturing facility in Hudson, New Hampshire. The Hudson manufacturing facility accommodates the Company's new plate manufacturing operations, which utilizes a new vacuum deposition coating system built for the Company by Delta V, along with the necessary plate finishing and packaging equipment. The total capital cost of these projects, including land purchases, was approximately $38,500,000.

     Through April 4, 1998, the Company has expended approximately $18,800,000 for land, land improvements, and construction of the two new facilities. Additionally, through April 4, 1998, the Company expended $19,700,000 for new plate manufacturing and packaging equipment. As of April 4, 1998, the Company had no material outstanding purchase commitments.

     On February 6, 1998, the Company obtained a ten-year mortgage term loan in the principal amount of $6,900,000 from Citizens Bank New Hampshire
("Citizens"). Borrowings are secured by land and buildings with a cost of approximately $17,000,000. The loan bears a fixed rate of interest of 7.12% per year during the first five years, and a variable rate of interest at the LIBOR rate plus 2% (7.69% at April 4, 1998) for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments shall be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued and unpaid interest is due and payable on February 6, 2008. As of April 4, 1998, the Company received proceeds of $3,750,000. The remaining proceeds of $3,150,000 were advanced to the Company on April 30, 1998.

     On July 29, 1997, the Company renewed its agreement with Citizens for a revolving line of credit loan under which the Company may borrow a maximum of $10,000,000 for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary, Delta V, and secured by its assets. Under the terms of the revolving credit agreement, the Company is required to meet certain financial covenants on a quarterly and annual basis. Interest on the line of credit is payable at the LIBOR rate plus 1.75% (7.44% at April 4, 1998). The loan agreement terminates on July 31, 1999, at which date, the entire principal and accrued interest is due and payable. As of April 4, 1998, the Company had $10,000,000 available under the line of credit.

     The Company believes that existing funds, cash flows from operations, and cash available under its revolving line of credit and mortgage loan should be sufficient to satisfy working capital requirements and capital expenditures in the foreseeable future.

Effect of Inflation

     Inflation has not had, and is not expected to have, a material impact upon the Company's operations.

Recently Issued Accounting Standards

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholder's equity. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). For interim reporting purposes, SFAS 130 requires disclosure of total comprehensive income. There was no material impact during the first quarters ended April 4, 1998 and March 29, 1997 as a result of the adoption of SFAS 130, since there was no significant difference between net income and comprehensive income in either period.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Financial Reporting for Segments of a Business Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and establishes standards for the way that public enterprises report information about operating segments in financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. This standard is effective for the Company's financial statements issued for the fiscal year ending January 2, 1999. This standard requires comparative information to be restated. Results of operations and financial position will be unaffected by implementation of this new standard. Management has not yet completed its evaluation of the impact of this new standard on future financial statement disclosures.

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

     The American Institute of Certified Public Accountants has issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). This SOP defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customers, initiating a new process in an existing facility, or commencing some new operation. SOP 98-5 requires that these start-up costs be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998, although earlier application is encouraged. Management does not believe that adoption of SOP 98-5 will materially impact the results of operations, financial position, and future financial statement disclosures.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     See Item 3 of the Company's Form 10-K for the fiscal year ended January 3, 1998, for a description of certain legal proceedings pending against the Company and certain of its officers and directors.

Item 2. Changes in Securities and Use of Proceeds

     During the quarter ended April 4, 1998, the Company (i) issued 94,865 shares of its common stock in connection with its acquisition of Heath Custom Press, Inc. and (ii) granted six-year options to purchase an aggregate of 35,250 shares of common stock under its 1997 Interim Stock Option Plan at exercises prices ranging from $22.37 to $25.00 per share. The shares in the Heath acquisition were issued in a private transaction exempt from the registration provisions of the Securities Act of 1933 (the "Act") pursuant to Section 4(2) thereof. The options were issued in transactions exempt from registration pursuant to the provisions of Section 2(3) and/or Section 4(2) of the Act.

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

Dated: May 19, 1998


                                              PRESSTEK, INC.
                                       ----------------------------
                                              (Registrant)



                              By:      /s/ Richard A. Williams
                                       ----------------------------
                                       Richard A. Williams
                                       Chief Executive Officer
                                       (Duly Authorized Officer)

                              By:      /s/ Glenn J. DiBenedetto
                                       ----------------------------
                                       Glenn J. DiBenedetto
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)