Form 10-Q
period 1998-07-04
PRESSTEK INC /DE/
filed 1998-08-18
CIK 846876

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 1998

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to _________________________

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


          ____________________________________________________________
               Former name, former address and former fiscal year,
                          if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X_ NO___

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: As of August 10, 1998 there were 32,141,725 shares outstanding of the Registrant's Common Stock, $.01 par value per share.

                                 PRESSTEK, INC.

                                      INDEX



                                                                            PAGE

PART I FINANCIAL INFORMATION

     Item 1 Financial Statements

            Balance Sheets as of
            July 4, 1998 (unaudited)
            and January 3, 1998                                                3

            Statements of Income for the
            three and six month periods ended
            July 4, 1998 and June 28, 1997
            (unaudited)                                                        4

            Statements  of Cash Flows for the six
            month periods ended July 4, 1998
            and June 28, 1997 (unaudited)                                      5

            Notes to Financial Statements
            (unaudited)                                                        6

   Item 2   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     14

PART II     OTHER INFORMATION                                                 23

     Item 1 Legal Proceedings

     Item 2 Changes in Securities and Use of Proceeds

     Item 4 Submission of Matters to a Vote of Security Holders

     Item 6 Exhibits and Reports on Form 8-K

Signatures                                                                    25

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                 PRESSTEK, INC.
                                 BALANCE SHEETS

                                                         July 4,         January 3,
                                                          1998             1998
                                                      -------------    -------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                          $  24,137,638    $   5,201,071
   Marketable securities                                       --          1,008,171
   Accounts receivable, net of allowance
     for doubtful accounts of $740,000 in
     fiscal 1998 and $373,000 in fiscal 1997             24,380,018       26,400,561
   Inventories                                           10,319,364       13,308,504
   Costs and estimated earnings in excess
     of billings on uncompleted contracts                   892,051        1,095,579
   Other current assets                                   1,002,817          430,909
                                                      -------------    -------------
      Total current assets                               60,731,888       47,444,795
                                                      -------------    -------------

PROPERTY, PLANT AND EQUIPMENT:
   Land and land improvements                             2,366,216        2,571,296
   Buildings                                             16,073,581       15,424,056
   Machinery and equipment                               32,158,056       29,758,165
   Furniture and fixtures                                 1,146,327          995,639
   Leasehold improvements                                 2,572,118        2,572,118
   Other                                                     34,498           34,498
                                                      -------------    -------------
      Total                                              54,350,796       51,355,772
   Less accumulated depreciation
     and amortization                                    (8,302,428)      (6,392,430)
                                                      -------------    -------------
      Property, plant and equipment, net                 46,048,368       44,963,342
                                                      -------------    -------------

OTHER ASSETS:
   Goodwill, net                                          5,657,589        5,819,999
   Patent application costs and license rights, net       3,607,077        1,931,651
   Software development costs, net                          145,988          303,923
   Other                                                    212,006            9,071
                                                      -------------    -------------
      Total other assets                                  9,622,660        8,064,644
                                                      -------------    -------------

      TOTAL                                           $ 116,402,916    $ 100,472,781
                                                      =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable                                       $        --      $   4,800,000
   Current portion of mortgage term loan                    491,046             --
   Accounts payable                                       5,827,041        7,530,187
   Accrued expenses                                       1,821,284        1,280,070
   Accrued salaries and employee benefits                 1,234,795          872,851
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                    7,594,628             --
                                                      -------------    -------------
      Total current liabilities                          16,968,794       14,483,108
                                                      -------------    -------------


MORTGAGE TERM LOAN                                    $   6,197,050    $        --
                                                      -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized
     1,000,000 shares; no shares issued or
     outstanding                                               --               --
   Common Stock, $.01 par value; authorized
     75,000,000 shares; issued and outstanding
     31,999,284 shares at July 4, 1998;                     319,993          318,666
     31,866,554 shares at January 3, 1998
   Additional paid-in capital                            67,424,242       63,156,909
   Unrealized loss on marketable securities, net               --             (1,222)
   Retained earnings                                     25,492,837       22,515,320
                                                      -------------    -------------
     Stockholders' equity                                93,237,072       85,989,673
                                                      -------------    -------------

      TOTAL                                           $ 116,402,916    $ 100,472,781
                                                      =============    =============

                        See notes to financial statements

                                 PRESSTEK, INC.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                   Three Months Ended                    Six Months Ended
                                             July 4, 1998     June 28, 1997       July 4, 1998      June 28, 1997
                                             ------------------------------       -------------------------------
REVENUES:

   Product Sales                            $ 19,733,487      $ 15,976,226       $ 39,391,147       $ 32,323,182
   Royalties and fees from licensees           3,295,886         4,919,979          7,978,737          8,580,675
                                             ------------      ------------       ------------       ------------
      Total revenues                          23,029,373        20,896,205         47,369,884         40,903,857
                                             ------------      ------------       ------------       ------------

COSTS AND EXPENSES:
   Cost of products sold                      13,658,598         9,941,655         27,831,688         20,548,769
   Engineering and product development         4,178,776         2,543,676          7,420,708          4,811,011
   Sales and marketing                         1,631,336         1,090,758          2,793,758          1,852,596
   General and administrative                  2,693,716         1,717,671          4,924,127          2,965,094
                                            ------------      ------------       ------------       ------------
      Total costs and expenses                22,162,426        15,293,760         42,970,281         30,177,470
                                             ------------      ------------       ------------       ------------
INCOME FROM OPERATIONS                           866,947         5,602,445          4,399,603         10,726,387
                                            ------------      ------------       ------------       ------------

OTHER INCOME (EXPENSE):
   Dividend and interest, net                    104,340           110,827            174,720            215,503
   Other, net                                     85,140           (77,940)           393,194           (524,457)
                                            ------------      ------------       ------------       ------------
      Total other income, net                    189,480            32,887            567,914           (308,954)
                                            ------------      ------------       ------------       ------------

INCOME BEFORE INCOME TAXES                     1,056,427         5,635,332          4,967,517         10,417,433
PROVISION FOR INCOME TAXES                       420,000         2,425,000          1,990,000          4,305,000
                                            ------------      ------------       ------------       ------------

NET INCOME                                  $    636,427      $  3,210,332       $  2,977,517       $  6,112,433
                                            ============      ============       ============       ============

BASIC EARNINGS PER SHARE                    $        .02      $        .10       $        .09       $        .19
                                            ============      ============       ============       ============
DILUTED EARNINGS PER SHARE                  $        .02      $        .10       $        .09       $        .19
                                            ============      ============       ============       ============
COMMON SHARES OUTSTANDING                     31,994,434        31,920,121         31,890,067         31,820,860
                                            ============      ============       ============       ============
COMMON SHARES ASSUMING DILUTION               32,630,946        33,162,960         32,792,458         33,006,658
                                            ============      ============       ============       ============


                        See notes to financial statements

                                PRESSTEK, INC.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Six Months Ended
                                                          July 4, 1998       June 28, 1997
                                                          ------------       ------------
CASH FLOWS - OPERATING ACTIVITIES:
  Net income                                              $  2,977,517       $  6,112,433
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Tax benefit arising from stock option deductions         1,620,000          3,910,000
    Depreciation                                             1,718,036            880,303
    Amortization                                               492,157            561,606
    Provision for warranty and other costs                     476,173            565,000
    Other, net                                                 425,222            572,734
  (Increase) decrease in:
    Accounts receivable                                      2,039,154          1,189,718
    Inventory                                                4,148,581         (3,044,622)
    Costs and estimated earnings in excess of
     billings on uncompleted contracts                         203,528           (494,375)
    Other current assets                                      (571,558)           159,408
  Increase (decrease) in:
    Accounts payable and accrued expenses                   (2,436,076)           895,602
    Accrued salaries and employee benefits                     283,905            319,239
    Billings in excess of costs and estimated
     earnings on uncompleted contracts                       7,594,628         (1,355,130)
                                                          ------------       ------------

    Net cash provided by operating activities               18,971,267         10,271,916
                                                          ------------       ------------

CASH FLOWS - INVESTING ACTIVITIES:

  Purchases of property, plant and equipment                (2,974,687)       (17,006,032)
  Proceeds from sale of land and equipment                     441,174              1,200
  Increase in other assets                                    (269,366)          (206,889)
  Sales and maturities of marketable securities              1,000,000          3,493,516
                                                          ------------       ------------

    Net cash used for investing activities                  (1,802,879)       (13,718,205)
                                                          ------------       ------------

CASH FLOWS - FINANCING ACTIVITIES:
  Net proceeds from sale of Common Stock                       241,463          1,263,321
  Proceeds under mortgage term loan                          6,900,000                 --
  Repayments of mortgage term loan                            (211,904)                --
  Net proceeds from revolving line of credit                        --          1,000,000
  Net payments on revolving line of credit                  (4,800,000)                --
  Payment on Heath Custom Press, Inc.'s
   revolving line of credit                                   (600,352)                --
                                                          ------------       ------------
  Net cash provided by financing activities                  1,529,207          2,263,321
                                                          ------------       ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            18,697,595         (1,182,968)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD              5,201,071          3,530,866
  Cash acquired from Heath Custom Press, Inc.                  238,972                 --
                                                          ------------       ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                 $ 24,137,638       $  2,347,898
                                                          ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid during the period for income taxes            $    250,000       $     90,406
                                                          ============       ============
  Cash paid during the period for interest                $    115,647       $     98,115
                                                          ============       ============

NON-CASH INVESTING AND FINANCING ACTIVITY
  Common Stock issued and patents and other net
   assets acquired relating to the acquisition
   of Heath Custom Press, Inc.                            $  2,407,199       $         --
                                                          ============       ============

                      See notes to financial statements

                                 PRESSTEK, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JULY 4, 1998


1. BASIS OF PRESENTATION

     The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the fiscal year ended January 3, 1998. The January 3, 1998 information has been derived directly from the annual financial statements. Operating results for the three and six month periods ended July 4, 1998 are not necessarily indicative of the results that may be expected for the year ended January 2, 1999.

     Presstek, Inc. (the "Company") is engaged in the development, manufacture, and sale of PEARL(R), its patented, proprietary, digital imaging system and process-free, thermal ablation printing plate technology. PEARL's thermal laser diode system is capable of imaging various types of the Company's printing plates either off-press or on-press to produce high quality, full-color, lithographic printed materials for the printing and graphic arts industries. Revenues generated under the Company's agreements with Heidelberger Druckmaschinen AG ("Heidelberg"), the world's largest printing press manufacturer, and from Heidelberg distributors represented 57% and 77% of total revenues for the six months ended July 4, 1998, and June 28, 1997, respectively. Revenues from Heidelberg include sales of consumable products sold under distribution agreements.

     Delta V Technologies, Inc. ("Delta V"), formerly Catalina Coatings, Inc., is engaged in the development, manufacture, and sale of vacuum deposition coating equipment, and licensing and sub-licensing of patent rights with respect to a vapor deposition process to coat moving webs of material at high speeds. During the first six months of 1997, a substantial part of Delta V's efforts were devoted to developing and manufacturing the equipment the Company requires to manufacture PEARL thermal plates. Delta V subsequently expanded its commercial relationships with other companies and currently has a backlog for its customized high-vacuum deposition systems.

     On January 4, 1998, the Company acquired the stock of Heath Custom Press, Inc. ("Heath"), of Seattle, Washington. Heath is engaged in the design and manufacture of custom printing presses.

Heath was purchased for 94,865 unregistered shares of the Company's Common Stock. The purchase price of $2,407,000 has been allocated to assets acquired and liabilities assumed based on the fair market value at the date of acquisition as follows: current assets, $2,198,000; patents, $1,781,000; long-term assets, $186,000; other liabilities, $1,758,000. The acquisition was accounted for as a purchase and, accordingly, the results of Heath's operations have been included in the Company's financial statements for the second quarter and first six months of 1998. The results of Heath's operations did not have a material impact on the Company's results of operations.

     Delta V and Heath operate as 90% and 100% owned subsidiaries of the Company, respectively. Significant intercompany accounts and transactions have been eliminated.

     Certain accounts in the 1997 financial statements have been reclassified for comparative purposes to conform with the presentation in the July 4, 1998, financial statements.

     The Company operates and reports on a 52/53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the three and six month periods of 1998 and 1997 ended on July 4, 1998 and June 28, 1997, respectively.

2. INVENTORIES

     Inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out method. At July 4, 1998, and January 3, 1998, inventories consisted of the following:

                                                   1998                  1997
                                                   ----                  ----

Raw materials                                  $ 5,141,000           $ 7,698,000

Work in process                                  4,055,000             3,840,000

Finished goods                                   1,123,000             1,771,000
                                               -----------           -----------
     Total                                     $10,319,000           $13,309,000
                                               ===========           ===========

3. EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share," which requires companies to report basic earnings per share (EPS) and diluted EPS as a replacement for primary and fully diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of Common Stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of Common Stock and Common Stock equivalent shares outstanding. On May 30, 1997, the Company's Board of Directors declared a two-for-one stock split, effected in the form of a 100% stock dividend during the third quarter of fiscal 1997. The split resulted in the issuance of 15,549,862 shares of Common Stock. All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the split.

     Summaries of the earnings per share calculations for the three and six month periods ended July 4, 1998, and June 28, 1997, follow:


                                                       Three Months
                                               (In Thousands, Except Per Share)
                                            1998                                1997
                              --------------------------------     --------------------------------
                                                        Per                                  Per
                                                        Share                                Share
                              Income       Shares       Amount     Income       Shares       Amount
                              ------       ------       ------     ------       ------       ------
Basic Earnings
Per Share
--------------

Income available to
common stockholders           $  636       31,994       $.02       $3,210       31,920       $.10
                                                        ====                                 ====
Effect of
Dilutive Securities
-------------------

Effect of assumed
conversion of employee
stock options                                 637                                1,243
                                           ------                               ------

Diluted Earnings
Per Share
----------------

Income available to
common stockholders and
assumed conversions           $  636       32,631       $.02       $3,210       33,163       $.10
                              ======       ======       ====       ======       ======       ====

                                                         Six Months
                                               (In Thousands, Except Per Share)
                                            1998                                 1997
                              --------------------------------     --------------------------------
                                                        Per                                  Per
                                                        Share                                Share
                              Income       Shares       Amount     Income       Shares       Amount
                              ------       ------       ------     ------       ------       ------
Basic Earnings
Per Share
--------------

Income available to
common stockholders           $2,978       31,890       $   .09    $6,112       31,821       $.19
                                                        =======                              ====

Effect of
Dilutive Securities
-------------------

Effect of assumed
conversion of employee
stock options                                 902                                1,186
                                              ---                                -----

Diluted Earnings
Per Share
----------------

Income available to
common stockholders and
assumed conversions           $2,978       32,792       $   .09    $6,112       33,007       $.19
                              ======       ======          ====    ======       ======       ====

     Options to purchase 192,500 shares of Common Stock at exercise prices ranging from $16.81 to $44.75 per share were outstanding during a portion of the first six months of 1998, but were not included in the computation of diluted earnings per share, because the exercise prices of the options were greater than the average market price of the common shares. These options, which expire between February 15, 2001, and May 18, 2004, were all outstanding at July 4, 1998.

4. INCOME TAXES

     The components of the provision for income taxes for the three month periods ended July 4, 1998, and June 28, 1997, based upon the estimated effective income tax rate for the full fiscal year, were as follows:


                                       1998                      1997
                              -----------------------   -----------------------
                               Second         Six         Second        Six
                               Quarter       Months       Quarter      Months
                              ----------   ----------   ----------   ----------

Current tax expense - State   $       --   $  370,000   $   90,000   $  395,000

Charge in lieu of income
taxes:
 Federal                         340,000    1,540,000    1,975,000    3,550,000
 State                            80,000       80,000      360,000      360,000
                              ----------   ----------   ----------   ----------
 Total provision              $  420,000   $1,990,000   $2,425,000   $4,305,000
                              ==========   ==========   ==========   ==========

     The charge in lieu of income taxes included in the six months ended July 4, 1998 relates principally to the realization of net operating loss carryforwards resulting from stock compensation deductions for tax purposes. The charge in lieu of income taxes included in the second quarter and six months ended June 28, 1997 relates principally to the tax benefit of stock option deductions earned in that period. These deductions have been credited to stockholders equity.

5. CREDIT FACILITIES

     On February 6, 1998, the Company obtained a ten-year mortgage term loan in the principal amount of $6,900,000 from Citizens Bank New Hampshire
("Citizens"). Borrowings are secured by land and buildings with a cost of approximately $17,000,000. The loan bears a fixed rate of interest of 7.12% per year during the first five years, and a variable rate of interest at the LIBOR rate plus 2% (7.66% at July 4, 1998) for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments will be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued and unpaid interest is due and payable on February 6, 2008. As of July 4, 1998, the Company had received all proceeds under the mortgage term loan.

     On July 29, 1997, the Company renewed its agreement with Citizens for a revolving line of credit loan under which the Company may borrow a maximum of $10,000,000 for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary, Delta V, and secured by its assets. Under the terms of the revolving credit agreement, the Company is required to meet certain financial covenants on a quarterly and annual basis. Interest on the line of credit is payable at the LIBOR rate plus 1.75% (7.41% at July 4, 1998). The loan agreement terminates on July 31, 1999, at which date, the entire principal and accrued interest is due and payable. As of July 4, 1998, the Company had $10,000,000 available under the line of credit.

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

7. RECENTLY ISSUED ACCOUNTING STANDARDS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income, or a statement of stockholder's equity. Comprehensive income is comprised of net income and all changes to stockholder's equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). For interim reporting purposes, SFAS 130 requires disclosure of total comprehensive income. There was no material impact during the six months ended July 4, 1998 and June 28, 1997 as a result of the adoption of SFAS 130, since there was no significant difference between net income and comprehensive income in either period.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"), which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not presently enter into any transactions involving derivative financial instruments and, accordingly, does not anticipate the new standard will have any effect on its financial statements. Should the Company enter into any transactions involving derivatives in the future, it will comply with the requirements of SFAS No. 133.

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

Background

     Presstek, Inc. (The "Company" or "Presstek"), incorporated in Delaware, was founded in September 1987 as a development company. It was established to find a new way to produce color offset printing. Heidelberger Druckmaschinen AG ("Heidelberg"), the world's largest printing press manufacturer, and the Company established a relationship that was formalized in 1991 and resulted in the introduction of the first jointly developed product, the spark discharge based GTO-DI. In 1993, after investing substantial effort and resources, the Company completed the development of its high resolution, semiconductor based laser diode imaging and thermal plate technology referred to as PEARL. The Company's PEARL technology is capable of imaging various types of Presstek printing plates either off-press or on-press which may then be used to produce high-quality, full color lithographic printed materials. These printed materials typically can be produced at a lower cost than traditional competitive methods. The PEARL-based GTO-DI was introduced in late 1993, and in May 1995, Heidelberg introduced the Quickmaster DI 46-4 ("QM-DI"), which replaced the GTO-DI product line. The QM-DI represents the second generation of Presstek's PEARL-based direct imaging technology. It also employs the Company's automatic plate changing cylinder which eliminates the need to manually change plates between jobs, as well as a number of other productivity improvement features. The Company began shipment of its PEARL-based Quickmaster Direct Imaging systems to Heidelberg in the second quarter of 1995. The Company estimates that as of July 4, 1998, there were approximately 900 PEARL-equipped Heidelberg presses installed utilizing the Company's proprietary consumable printing plates.

     The Company is also engaged in the development of additional PEARL-based products that incorporate the use of its proprietary technologies and consumables, including both computer-to-plate and computer-to-press applications. Some of these additional activities have resulted in an agreement with the Adast Adamov Company, a manufacturer of sheet fed offset presses. This agreement has resulted in the availability of the Company's PEARL Direct Imaging technology on a larger format Omni-Adast (19" x 26") multicolor press, shipments of which began in December 1996. Also, during the first quarter of 1996, the Company began shipments of its PEARL platesetter, now referred to as the PEARLsetter. The PEARLsetter is a computer-to-plate imaging system that images both the Company's wet and dry offset plates. Another agreement entered into with Nilpeter A/S of Denmark has resulted in the utilization of the PEARL technology on a high-speed rotary label printing press called the OFFSET 3300. Presstek supplies a special PEARL-based digital imaging system which images Presstek's thermal plates directly on the press plate cylinder. In 1998, the Company began shipment of its PEARLhdp(TM) laser imaging system. The PEARLhdp, jointly developed with Imation Corp., is a digital halftone proofing device. It can produce true halftone "dot for dot" color press proofs using the Company's computer-to-plate imaging system specially modified for this unique application.

     On January 4, 1998, the Company acquired the stock of Heath Custom Press, Inc. ("Heath"), of Seattle, Washington. Heath is engaged in the design and manufacture of custom printing presses. Heath was purchased for 94,865 unregistered shares of the Company's Common Stock. The purchase price of $2,407,000 has been allocated to assets acquired and liabilities assumed based on the fair market value at the date of acquisition as follows: current assets, $2,198,000; patents, $1,781,000; long term assets, $186,000; other liabilities, $1,758,000. The acquisition was accounted for as a purchase and, accordingly, the results of Heath's operations are included in the Company's financial statements for the second quarter and first six months ended July 4, 1998. The results of Heath's operations would not have had a material impact on the Company's results of operations for 1997.

     The Company operates and reports on a 52/53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the second quarter and first six months of 1998 and 1997 ended on July 4, 1998 and June 28, 1997, respectively.

Results of Operations

Revenues

      Revenues for the quarters ended July 4, 1998 and June 28, 1997 of $23,029,000 and $20,896,000, respectively, consisted of product sales, royalties, fees and other reimbursements. Revenues for the second quarter of 1998 increased $2,133,000 or 10% compared to the second quarter of 1997. For the first six months of 1998 and 1997, revenues totaled $47,370,000 and $40,904,000, respectively. Revenues for the first six months of 1998 increased $6,466,000 or 16% compared to the first six months of 1997.

     Product sales increased $3,757,000 and $7,068,000, respectively, comparing the three and six month periods in 1998 with the same periods in 1997. These increases were primarily a result of volume increases in the Company's PEARLsetter and PEARLhdp computer-to-plate imaging systems, as well as volume increases in sales of vacuum deposition coating equipment and custom printing press products, and proprietary consumable products. The revenues generated from the sale of the Company's PEARLdry and other consumable products were $7,809,000 and $13,884,000 for the second quarter and six months ended July 4, 1998. This increase of $3,858,000 and $6,370,000 over the comparable periods in 1997, was the most significant increase in the Company's product revenues. These increases were partially offset by a reduction in sales of the Company's Direct Imaging systems to Heidelberg for use on the QM-DI.

     Royalties and fees from licensees decreased $1,624,000 and $602,000, respectively, in the second quarter and first six months of 1998 compared to the same periods in 1997. Royalty decreases for the three and six month periods ended July 4, 1998 of $1,576,000 and $1,807,000, respectively, resulted primarily from the reduction in sales of Direct Imaging systems used on the QM-DI. Fees from licensees increased $1,205,000 for the six months ended July 4, 1998 as compared to the same period in 1997 as a result of engineering and other fees received primarily from Fuji Photo Film Co., Ltd. Included in the second quarter of 1997 were certain fees related to the Company's agreement to license its on-press imaging patents to Scitex Corporation.

     Revenues generated under the Company's agreements with Heidelberg and from Heidelberg distributors represented 57% and 77% of total revenues for the six month periods ended July 4, 1998 and June 28, 1997, respectively.

     While the Company believes that the reduction in sales of the Direct Imaging systems for use on the QM-DI will continue through the remainder of 1998, the anticipated increase in volume related to the Company's proprietary consumables sold for the QM-DI and other equipment, as well as the anticipated increase in volume related to the PEARLsetter and PEARLhdp imaging systems, is expected to help mitigate the effect of the decrease in sales of Direct Imaging systems used on the QM-DI. There can be no assurance, however, that the Company will achieve additional revenue increases.

Cost of Products Sold

     Costs of products sold for the second quarter and first six months of 1998 totaled $13,659,000 and $27,832,000 compared to $9,942,000 and $20,549,000 for the same periods in 1997. These costs consist of the material, labor and overhead associated with product sales, as well as future warranty costs. The reduction in the gross margin on product sales to 31% for the second quarter of 1998 as compared to 38% for the comparable period in 1997 resulted primarily from the reduction in sales of the Company's Direct Imaging systems to Heidelberg for the QM-DI, as well as increased sales of lower margin vacuum deposition coating equipment and specialty custom presses. The reduction in the gross margin on product sales to 29% for the first six months of 1998 from 36% in the comparable period in 1997 resulted primarily from the reduction in sales of the Company's Direct Imaging systems to Heidelberg for the QM-DI, increased sales of lower margin specialty custom presses, as well as increased costs associated with the Hudson, New Hampshire manufacturing operations.

     The Company anticipates that the gross margin on product sales will continue at the current reduced levels through the remainder of 1998, due to the anticipated reduction of sales of Direct Imaging systems to Heidelberg through the second half of 1998. However, there can be no assurance that the Company's gross margin on product sales will continue at current levels.

Engineering and Product Development Expenses

     Engineering and product development expenses, which consist primarily of personnel, parts, supplies, and contracted services required to conduct the Company's equipment and consumable product development efforts, totaled $4,179,000 and $7,421,000 for the second quarter and first six months of 1998 compared to $2,544,000 and $4,811,000 for the same periods in 1997. The increases of $1,635,000 (64%) for the second quarter and $2,610,000 (54%) for the first six months of 1998 resulted principally from increased expenditures for parts, supplies, and contracted services related to the Company's continued development of products incorporating its PEARL technology. Included in these development efforts are significant expenditures for the Company's PEARLgold(TM) and other consumable products, as well as expenditures for the next generation laser diode technology and other product development efforts.

     The Company expects these increased development expenditures to continue through the end of 1998, however, there can be no assurance that these expenses will not be greater than anticipated. Sales and Marketing Expenses

Sales and Marketing Expenses

     Sales and marketing expenses which consist primarily of personnel, advertising, and promotional expenses totaled $1,631,000 and $2,794,000 for the second quarter and first six months of 1998, compared to $1,091,000 and $1,853,000 for the same periods in 1997. The increases for the second quarter and first six months of 1998 of $540,000 (49%) and $941,000 (51%), respectively, related principally to increased expenditures for additional personnel, professional services, and other related costs associated with the Company's efforts to expand its worldwide sales, distribution and technical support network.

     It is expected that expenditures for the remaining six months of 1998 will increase as the Company seeks to expand its distribution channels and increase its promotional activities by its attendance at two major trade shows during the second half of 1998. There can be no assurance, however, that these expenses will not be greater than anticipated.

General and Administrative Expenses

     General and administrative expenses, which consist primarily of personnel and contracted professional services, totaled $2,694,000 and $4,924,000 for the second quarter and first six months of 1998, compared to $1,718,000 and $2,965,000 for the same periods in 1997. The increases of $976,000 (57%) and $1,959,000 (66%), respectively, related principally to increased expenditures for additional personnel required to conduct the finance, information systems, and administrative functions of the Company. In addition, the Company recorded a one-time charge for an uncollectible account in the amount of $364,000 in the second quarter of 1998, related to its Delta V subsidiary.

      The Company anticipates that general and administrative costs for the remainder of 1998 will be reduced to levels incurred in the first quarter of 1998, however, there can be no assurance that these expenses will not be greater than anticipated.

Other Income and Expense

     Other income increased for both the second quarter and first six months of 1998 compared to the same period in 1997, due to the absence of foreign exchange losses in 1998 incurred on certain receivables from Heidelberg, and the gain in the first quarter of 1998 from the sale of a parcel of land in Hudson, New Hampshire.

Provision for Income Taxes

     The provision for income taxes for the second quarter and six months ended July 4, 1998 and June 28, 1997 represent principally charges in lieu of income taxes relating to the tax benefit of stock option deductions earned during the periods. The tax benefit of such stock option deductions has been credited to stockholders' equity.

Net Income

     As a result of the foregoing, the Company had net income of $636,000 and $2,978,000 for the second quarter and first six months of 1998, compared to net income of $3,210,000 and $6,112,000 for the same periods in 1997.

Liquidity and Capital Resources

     At July 4, 1998, the Company had cash and cash equivalents of $24,138,000 and working capital of $43,763,000, as compared to cash and cash equivalents of $6,209,000 and working capital of $32,962,000 at January 3, 1998.

     Cash generated from operating activities was $18,971,000 for the six months ended July 4, 1998. The cash flow resulted primarily from net income from operations of $2,978,000, adjusted for non-cash items of depreciation and amortization of $2,210,000, the tax benefit arising from stock option deductions of $1,620,000, reductions in accounts receivable and inventories of $6,188,000, offset by a reduction in accounts payable and accrued expenses of $2,436,000. Cash flows from operations were significantly affected by the increase in billing in excess of costs and estimated earnings on uncompleted contracts of $7,595,000, primarily as a result of advance payments on the vacuum deposition coating equipment under construction at the Company's Delta V subsidiary, and the Company's development program with Fuji Photo Film Co., Ltd. The Company expects to expend this cash over the next six months as it completes its obligations under the related contracts.

     Net cash used for investing activities of $1,803,000 for the six months ended July 4, 1998, resulted primarily from additions to property, plant and equipment used in the Company's business of $2,975,000, offset by the maturity of marketable securities of $1,000,000.

     Net cash provided by financing activities during the six months ended July 4, 1998, totaled $1,529,000, and consisted primarily of the proceeds from a mortgage term loan of $6,900,000, offset by the payments of $5,400,000 on revolving lines of credit.

     On February 6, 1998, the Company obtained a ten-year mortgage term loan in the principal amount of $6,900,000 from Citizens Bank New Hampshire
("Citizens"). Borrowings are secured by land and buildings with a cost of approximately $17,000,000. The loan bears a fixed rate of interest of 7.12% per year during the first five years, and a variable rate of interest at the LIBOR rate plus 2% (7.66% at July 4, 1998) for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments shall be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued and unpaid interest is due and payable on February 6, 2008. As of July 4, 1998, the Company had received all proceeds under the mortgage term loan.

      On July 29, 1997, the Company renewed its agreement with Citizens for a revolving line of credit loan under which the Company may borrow a maximum of $10,000,000 for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary, Delta V, and secured by its assets. Under the terms of the revolving credit agreement, the Company is required to meet certain financial covenants on a quarterly and annual basis. Interest on the line of credit is payable at the LIBOR rate plus 1.75% (7.41% at July 4, 1998). The loan agreement terminates on July 31, 1999, at which date, the entire principal and accrued interest is due and payable. As of July 4, 1998, the Company had $10,000,000 available under the line of credit.

     The Company believes that existing funds, future anticipated cash flows from operations, and cash available under its revolving line of credit should be sufficient to satisfy working capital requirements and capital expenditures in the foreseeable future.

Effect of Inflation

     Inflation has not had, and is not expected to have, a material impact upon the Company's operations.

Recently Issued Accounting Standards

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income, or a statement of stockholder's equity. Comprehensive income is comprised of net income and all changes to stockholder's equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). For interim reporting purposes, SFAS 130 requires disclosure of total comprehensive income. There was no material impact during the first six months ended July 4, 1998 and June 28, 1997 as a result of the adoption of SFAS 130, since there was no significant difference between net income and comprehensive income in either period.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"), which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not presently enter into any transactions involving derivative financial instruments and, accordingly, does not anticipate the new standard will have any effect on its financial statements. Should the Company enter into any transactions involving derivatives in the future, it will comply with the requirements of SFAS No. 133.

Year 2000

     The Year 2000 problem arose because many existing computer systems use only the last two digits to identify the year instead of using all four digits. These computer systems cannot recognize the difference in a year that begins with "20" from a year that begins with "19". If not corrected, many of these computer systems could fail or create erroneous results.

     In 1998, the Company implemented an operational and financial management system that is Year 2000 compliant. All other software products in use, both internally and in products manufactured for sale, are being evaluated to ensure their ability to perform properly after 1999. The Company does not expect the cost of compliance, as it applies to the Company's own systems and software, to materially effect the results of future operations.

     The Company is also developing a plan to determine the effect of Year 2000 compliance on its suppliers and customers. The Company has not yet determined the exposure related to non-compliance by third parties. Although the Company does not expect any significant costs or disruption in operations from its customers' or suppliers' inability to achieve Year 2000 compliance, it cannot predict the effect such non-compliance will have on the Company's business operations.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     See Item 3 of the Company's Form 10-K for the fiscal year ended January 3, 1998, for a description of certain legal proceedings pending against the Company and certain of its officers and directors.

Item 2. Changes in Securities and Use of Proceeds

     During the quarter ended July 4, 1998, the Company granted to officers and employees six year options to purchase an aggregate of 248,000 shares of Common Stock under its 1997 Interim Stock Option Plan and 1998 Stock Incentive Plan at exercise prices ranging from $11.19 to $16.81 per share. The options were issued in transactions exempt from registration pursuant to the provisions of Section 2
(3) and/or Section 4 (2) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders

     On May 28, 1998, the Company held an Annual Meeting of Stockholders at which (i) the election of directors and (ii) adoption of the Company's 1998 Stock Incentive Plan, were voted on by common stockholders of the Company. The results of the vote were as follows:

1. Election of Directors
   ---------------------

     Mr. Robert Howard, Messrs. Richard A. Williams, and Robert E. Verrando, Dr. Lawrence Howard and Messrs. Bert DePamphilis, John W. Dreyer, John B. Evans and Harold N. Sparks were elected to serve as members of the Company's Board of Directors for the ensuing year and until the election and qualification of their successors.

     The votes cast by stockholders with respect to the election of Directors were as follows:

                                                               Number of
Names of Nominees                 Number of Votes For       Votes Withheld
-----------------                 -------------------       --------------

Robert Howard                         29,916,169                690,730

Richard A. Williams                   30,039,919                566,980

Robert E. Verrando                    29,982,874                624,025

Dr. Lawrence Howard                   29,987,677                619,222

Bert DePamphilis                      30,040,932                565,967

John W. Dreyer                        29,776,063                560,836

John B. Evans                         30,028,961                577,938

Harold N. Sparks                      29,986,694                620,205

2. Adoption of 1998 Stock Incentive Plan
   -------------------------------------

       Votes Cast          Votes Cast           Votes          Broker
           For              Against          Abstaining      Non-Votes
        ----------         ----------        ----------     ----------
        27,908,684          2,255,657          442,558           0

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibit 10.1 Presstek, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company's April 23, 1998 proxy statement)

     (b)  Exhibit 27 Financial Data Schedule (for SEC use only)

     (b) No reports on Form 8-K were filed for the quarter for which this report is filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 18, 1998



                                             PRESSTEK, INC.
                                             --------------
                                              (Registrant)



                                             By:   /s/ Richard A. Williams
                                                   -----------------------
                                                   Richard A. Williams
                                                   Chief Executive Officer
                                                   (Duly Authorized Officer)

                                             By:   /s/ Neil Rossen
                                                   -----------------------
                                                   Neil Rossen
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)