Form 10-Q
period 1998-10-03
PRESSTEK INC /DE/
filed 1998-11-17
CIK 846876

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                    -----------------------------------------

                                    FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 1998

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                         Commission file number 0-17541

                                  PRESSTEK,INC.
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ____

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: As of November 6, 1998, there were 32,275,551 shares outstanding of the Registrant's Common Stock, $.01 par value per share.

                                 PRESSTEK, INC.

                                      INDEX


                                                                            PAGE

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Balance Sheets as of
         October 3, 1998 (unaudited)
         and January 3, 1998                                                   3

         Statements of Income for the three and nine month periods
         ended October 3, 1998 and September 27, 1997
         (unaudited)                                                           4

         Statements of Cash Flows for the nine month periods ended
         October 3, 1998 and September 27, 1997
         (unaudited)                                                           5

         Notes to Financial Statements
         (unaudited)                                                           6

 Item 2  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        12

PART II  OTHER INFORMATION                                                    20

 Item 1  Legal Proceedings

 Item 2  Changes in Securities and Use of Proceeds

 Item 6  Exhibits and Reports on Form 8-K

Signatures                                                                    21

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 PRESSTEK, INC.
                                 BALANCE SHEETS

                                                                 October 3,      January 3,
                                                                   1998             1998
                                                               -------------    -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                    $  11,282,439    $   5,201,071
  Marketable securities                                           16,029,482        1,008,171
  Accounts receivable, net of allowance for doubtful accounts
    of $665,000 in fiscal 1998; and $373,000 in fiscal 1997       19,319,339       26,400,561
  Inventories                                                     12,473,762       13,308,504
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                             788,086        1,095,579
  Other current assets                                               677,584          430,909
                                                               -------------    -------------
      Total current assets                                        60,570,692       47,444,795
                                                               -------------    -------------

PROPERTY, PLANT  AND EQUIPMENT:
  Land and land improvements                                       2,367,313        2,571,296
  Buildings                                                       16,293,753       15,424,056
  Machinery and equipment                                         32,901,344       29,758,165
  Furniture and fixtures                                           1,196,496          995,639
  Leasehold improvements                                           2,572,118        2,572,118
  Other                                                               48,723           34,498
                                                               -------------    -------------
      Total                                                       55,379,747       51,355,772
  Less accumulated depreciation and amortization                  (9,354,983)      (6,392,430)
                                                               -------------    -------------
Property plant and equipment, net                                 46,024,764       44,963,342
                                                               -------------    -------------

OTHER ASSETS:
  Goodwill, net                                                    5,576,384        5,819,999
  Patent application costs and license rights, net                 3,601,283        1,931,651
  Software development costs, net                                    118,428          303,923
  Other                                                              210,759            9,071
                                                               -------------    -------------
      Total other assets                                           9,506,854        8,064,644
                                                               -------------    -------------
TOTAL                                                          $ 116,102,310    $ 100,472,781
                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable                                                 $          --    $   4,800,000
  Current portion of mortgage term loan                              491,046               --
  Accounts payable                                                 7,526,940        7,530,187
  Accrued expenses                                                 2,166,695        1,280,070
  Accrued salaries and employee benefits                           1,600,455          872,851
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                              3,854,637               --
                                                               -------------    -------------
      Total current liabilities                                   15,639,773       14,483,108
                                                               -------------    -------------

MORTGAGE TERM LOAN                                                 6,075,672               --
                                                               -------------    -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
    1,000,000 shares; no shares issued or outstanding                     --               --
  Common stock, $.01 par value; authorized 75,000,000 shares;
    issued and outstanding 32,175,151 shares at October 3, 1998;
    31,866,554 shares at January 3, 1998                             321,752          318,666
  Additional paid-in capital                                      68,446,259       63,156,909
  Unrealized loss on marketable securities, net                           --           (1,222)
  Retained earnings                                               25,618,854       22,515,320
                                                               -------------    -------------
Stockholders' equity                                              94,386,865       85,989,673
                                                               -------------    -------------
TOTAL                                                          $ 116,102,310    $ 100,472,781
                                                               =============    =============

                        See notes to financial statements

                                 PRESSTEK, INC.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                   Three Months Ended             Nine Months Ended
                                              -----------------------------  ----------------------------
                                              Oct. 3, 1998    Sep. 27, 1997  Oct. 3, 1998   Sep. 27, 1997
                                              ------------    -------------  ------------   -------------
REVENUES:
  Product sales                               $ 17,627,636    $ 19,520,814   $ 57,018,783   $ 51,843,996
  Royalties and fees from licensees              2,789,221       4,772,910     10,767,958     13,353,585
                                              ------------    ------------   ------------   ------------
    Total revenues                              20,416,857      24,293,724     67,786,741     65,197,581
                                              ------------    ------------   ------------   ------------

COSTS AND EXPENSES:
  Cost of products sold                         12,521,063      12,191,210     40,352,751     32,739,979
  Engineering and product development            3,963,534       2,895,163     11,384,242      7,706,174
  Sales and marketing                            1,656,403       1,311,244      4,450,161      3,163,840
  General and administrative                     2,271,757       1,612,402      7,195,884      4,577,496
                                              ------------    ------------   ------------   ------------
    Total costs and expenses                    20,412,757      18,010,019     63,383,038     48,187,489
                                              ------------    ------------   ------------   ------------
INCOME FROM OPERATIONS                               4,100       6,283,705      4,403,703     17,010,092
                                              ------------    ------------   ------------   ------------

OTHER INCOME (EXPENSE):
  Dividend and interest, net                       238,308          93,059        413,028        308,562
  Other, net                                       (16,391)         32,656        376,803       (491,801)
                                              ------------    ------------   ------------   ------------
    Total other income (expense), net              221,917         125,715        789,831       (183,239)
                                              ------------    ------------   ------------   ------------

INCOME BEFORE INCOME TAXES                         226,017       6,409,420      5,193,534     16,826,853
PROVISION FOR INCOME TAXES                         100,000       2,345,000      2,090,000      6,650,000
                                              ------------    ------------   ------------   ------------
NET INCOME                                    $    126,017    $  4,064,420   $  3,103,534   $ 10,176,853
                                              ============    ============   ============   ============

BASIC EARNINGS PER SHARE                      $       0.00    $       0.12   $       0.10   $       0.32
                                              ============    ============   ============   ============

DILUTED EARNINGS PER SHARE                    $       0.00    $       0.12   $       0.09   $       0.31
                                              ============    ============   ============   ============

COMMON SHARES OUTSTANDING                       32,111,505      32,661,589     31,932,264     31,752,282
                                              ============    ============   ============   ============

COMMON SHARES OUTSTANDING ASSUMING DILUTION     32,392,578      33,472,324     32,698,543     33,012,136
                                              ============    ============   ============   ============

                        See notes to financial statements

                                 PRESSTEK, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                        -----------------------------------------
                                                                        October 3, 1998        September 27, 1997
                                                                        ---------------        ------------------
CASH FLOWS - OPERATING ACTIVITIES:
  Net income                                                              $  3,103,534           $ 10,176,853
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Tax benefit arising from stock option deductions                       1,640,000              6,245,000
      Depreciation                                                           2,770,588              1,364,425
      Amortization                                                             735,842                728,590
      Provision for warranty and other costs                                 2,284,004              1,453,174
      Other, net                                                              (254,161)               310,412
    (Increase) decrease in:                                                         --
      Accounts receivable                                                    9,071,965             (7,483,193)
      Inventory                                                              1,994,183             (2,792,079)
      Costs and estimated earnings in excess of
        billings on uncompleted contracts                                      307,493                307,942
      Other current assets                                                    (246,675)               389,359
  Increase (decrease) in:                                                           --
    Accounts payable and accrued expenses                                   (3,544,530)               511,968
    Accrued salaries and employee benefits                                     649,565                 94,662
    Billings in excess of costs and estimated
      earnings on uncompleted contracts                                      3,854,637             (1,355,130)
                                                                          ------------           ------------
        Net cash provided by operating activities                           22,366,445              9,951,983
                                                                          ------------           ------------

CASH FLOWS - INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                              (4,003,648)           (23,260,297)
    Proceeds from sale of land and equipment                                   441,174                  1,200
    Increase in other assets                                                  (397,524)              (314,501)
    Sales and maturities of marketable securities                            1,000,000              3,493,516
    Purchases of marketable securities                                     (15,975,655)                    --
                                                                          ------------           ------------
      Net cash (used for) investing activities                             (18,935,653)           (20,080,082)
                                                                          ------------           ------------

CASH FLOWS - FINANCING ACTIVITIES:
    Net proceeds from sale of common stock                                   1,245,238              4,091,725
    Proceeds under mortgage term loan                                        6,900,000                     --
    Repayments of mortgage term loan                                          (333,282)                    --
    Net proceeds from revolving line of credit                                      --              5,200,000
    Net payments on revolving line of credit                                (4,800,000)                    --
    Payment on Heath Custom Press, Inc.'s
      revolving line of credit                                                (600,352)                    --
                                                                          ------------           ------------
        Net cash provided by financing activities                            2,411,604              9,291,725
                                                                          ------------           ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             5,842,396               (836,374)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                5,201,071              3,530,866
  Cash acquired from Heath Custom Press                                        238,972                     --
                                                                          ------------           ------------
CASH AND CASH EQUIVALENTS END OF PERIOD                                   $ 11,282,439           $  2,694,492
                                                                          ============           ============

SUPPLEMENTAL  DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
     Interest                                                             $    225,082           $     99,553
                                                                          ============           ============
     Income taxes                                                         $    250,000           $     90,406
                                                                          ============           ============

NON-CASH INVESTING AND FINANCING ACTIVITY:
Common stock issued and patents and other net assets
acquired relating to the acquisition of Heath Custom Press, Inc.          $  2,407,199           $         --
                                                                          ============           ============

See notes to financial statements

                                 PRESSTEK, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 OCTOBER 3, 1998

1.   BASIS OF PRESENTATION

     The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all such adjustments were normal and recurring. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the fiscal year ended January 3, 1998. The January 3, 1998 information has been derived directly from the annual financial statements. Operating results for the three and nine month periods ended October 3, 1998 are not necessarily indicative of the results that may be expected for the year ended January 2, 1999.

     Presstek, Inc. (the "Company") is engaged in the development, manufacture, and sale of PEARL(R), its patented, proprietary, digital imaging system and process-free, thermal ablation printing plate technology. PEARL's thermal laser diode system is capable of imaging various types of the Company's printing plates either off-press or on-press to produce high quality, full-color, lithographic printed materials for the printing and graphic arts industries. Revenues generated under the Company's agreements with Heidelberger Druckmaschinen AG ("Heidelberg"), the world's largest printing press manufacturer, and from Heidelberg distributors represented 51% and 79% of total revenues for the nine months ended October 3, 1998, and September 27, 1997, respectively. Revenues from Heidelberg include sales of consumable products sold under distribution agreements.

     Delta V Technologies, Inc. ("Delta V"), formerly Catalina Coatings, Inc., is engaged in the development, manufacture, and sale of vacuum deposition coating equipment, and licensing and sublicensing of patent rights with respect to a vapor deposition process to coat moving webs of material at high speeds. During the first six months of 1997, a substantial part of Delta V's efforts were devoted to developing and manufacturing the equipment the Company requires to manufacture PEARL thermal plates. Delta V subsequently expanded its commercial relationships with other companies and currently has a backlog for its customized high-vacuum deposition systems. Delta V operates as a 90% owned subsidiary of the Company. Significant intercompany accounts and transactions have been eliminated.

     On January 4, 1998, The Company acquired the stock of Heath Custom Press, Inc. ("Heath"), of Seattle, Washington. Heath is engaged in the design and manufacture of custom printing presses. Heath was purchased for 94,865 unregistered shares of the Company's Common Stock. The purchase price of $2,407,000 has been allocated to assets acquired and liabilities assumed based on the fair market value at the date of acquisition as follows: current assets, $2,198,000; patents, $1,781,000; long-term assets, $186,000; other liabilities, $1,758,000. The acquisition was accounted for as a purchase and, accordingly, the results of Heath's operations have been included in the Company's financial statements for the third quarter and nine months of 1998. The results of Heath's operations would not have had a material impact on the Company's results of operations.

     On October 26, 1998, the Company sold certain net assets of Heath to Base-Line Incorporated of Auburn, Washington for $1,000,000, which approximated book value. Heath operated as a 100% owned subsidiary of the Company.

     The Company operates and reports on a 52/53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the three and nine month periods of 1998 and 1997 ended on October 3, 1998 and September 27, 1997, respectively. Certain accounts in the 1997 financial statements have been reclassified for comparative purposes to conform with the presentation in the October 3, 1998 financial statements.

2.   MARKETABLE SECURITIES

     Marketable securities are classified as available for sale and are stated at fair market value. All unrealized gains and losses, if any, are recorded as a separate component of stockholders' equity. At October 3, 1998 marketable securities consisted of debt securities and commercial paper. At September 27, 1997 marketable securities consisted of United States Treasury Notes.

3.   INVENTORIES

     Inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out method. At October 3, 1998 and January 3, 1998, inventories consisted of the following:

                                            1998                   1997
                                         -----------            -----------

     Raw materials                       $ 5,823,000            $ 7,698,000
     Work in process                       3,738,000              3,840,000
     Finished goods                        2,913,000              1,771,000
                                         -----------            -----------
         TOTAL                           $12,474,000            $13,309,000
                                         ===========            ===========

4.   EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share," which requires companies to report basic earnings per share (EPS) and diluted EPS as a replacement for primary and fully diluted EPS. Basic EPS is computed by dividing new income by the weighted average number of shares of Common Stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of Common Stock and Common Stock equivalent shares outstanding.

     On May 30, 1997, the Company's Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend during the third quarter of fiscal 1997. The split resulted in the issuance of 15,549,862 shares of Common Stock. All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the split.

     Summaries of the earnings per share calculations for the three and nine months periods ended October 3, 1998 and September 27, 1997 follow:


                                                                    Three Months
                                                          (In Thousands, Except Per Share)

                                                   1998                                        1997
                                                                Per                                          Per
                                                               Share                                        Share
                                    Income        Shares       Amount            Income        Shares       Amount
                                   ----------------------------------           ----------------------------------
Basic Earnings Per Share

Income available to
common stockholders                 $  126        32,112       $ 0.00           $ 4,064        32,662       $ 0.12
                                                               ======                                       ======


Effect of Diluted Securities

Effect of assumed conversion
of employee stock options                            281                                          810
                                                    ----                                      -------


Diluted Earnings Per Share

Income available to common
stockholders and assumed
conversions                        $  126         32,393       $ 0.00           $ 4,064        33,472       $ 0.12
                                   ======         ======       ======           =======       =======       ======

                                                                    Nine Months
                                                          (In Thousands, Except Per Share)

                                                   1998                                        1997
                                                                Per                                          Per
                                                               Share                                        Share
                                    Income        Shares       Amount            Income        Shares       Amount
                                   ----------------------------------           ----------------------------------
Basic Earnings Per Share

Income available to
common stockholders                $ 3,104        31,932       $ 0.10          $ 10,177        31,752       $ 0.32
                                                               ======                                       ======


Effect of Diluted Securities

Effect of assumed conversion
of employee stock options                            767                                        1,260
                                                 -------                                      -------


Diluted Earnings Per Share

Income available to common
stockholders and assumed
conversions                        $ 3,104        32,699      $ 0.09           $ 10,177        33,012       $ 0.31
                                   =======       =======      ======           ========       =======       ======

5.   INCOME TAXES

     The components of the provision for income taxes for the three month periods ended October 3, 1998 and September 27, 1997, based upon the estimated effective income tax rate for the full fiscal year, were as follows:

                                                           1998                                   1997
                                              ------------------------------          ------------------------------
                                                Third                Nine               Third                Nine
                                               Quarter              Months             Quarter              Months
                                              ----------          ----------          ----------          ----------
     Current tax expense - State              $       --          $  450,000          $   10,000          $  405,000

     Charge in lieu of income taxes:
       Federal                                   100,000           1,560,000           1,900,000           5,450,000
       State                                          --              80,000             435,000             795,000
                                              ----------          ----------          ----------          ----------
          Total provision                     $  100,000          $2,090,000          $2,345,000          $6,650,000
                                              ==========          ==========          ==========          ==========

     The charge in lieu of income taxes included in the nine months ended October 3, 1998 relates principally to the realization of net operating loss carryforwards resulting from stock compensation deductions for tax purposes. The charge in lieu of income taxes included in the third quarter and nine months ended September 27, 1997 relates principally to the tax benefit of stock option deductions earned in that period. These deductions have been credited to stockholders' equity.

6.   CREDIT FACILITIES

     On February 6, 1998, the Company obtained a ten-year mortgage term loan in the principal amount of $6,900,000 from Citizens Bank New Hampshire
("Citizens"). Borrowings are secured by land and buildings with a cost of approximately $17,000,000. The loan bears a fixed rate of interest of 7.12% per year during the first five years, and a variable rate of interest at the LIBOR rate plus 2% for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments will be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued and unpaid interest is due and payable on February 6, 2008.

     On July 29, 1997, the Company renewed its agreement with Citizens for a revolving line of credit loan under which the Company may borrow a maximum of $10,000,000 for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary, Delta V, and secured by its assets. Under the terms of the revolving credit agreement, the Company is required to meet certain financial covenants on a quarterly and annual basis. Interest on the line of credit is payable at the LIBOR rate plus 1.75% (7.16% at October 3, 1998). The loan agreement terminates on July 31, 1999, at which date, the entire principal and accrued interest is due and payable. The Company currently has $10,000,000 available under the line of credit.

7.   OTHER INFORMATION

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

     The lawsuits each contain a variety of allegations including, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, violations of Section 20(a) of the Exchange Act, common law fraud and deceit, negligent misrepresentation and waste of corporate assets. The allegations include claims that the Company issued false and misleading financial statements, and failed to properly disclose (a) adverse information concerning the Company's patents; (b) the nature and extent of the investigation by the Securities and Exchange Commission with respect to activities by certain unnamed persons and entities in connection with the securities of the Company and (c) the backlog of orders from, supply contracts with, and orders received by its principal customer. The Company's officer and director defendants are alleged to have sold the Company's Common Stock while in possession of material non-public information. The plaintiffs generally are seeking to recover unspecified damages and reimbursement of their costs and expenses incurred in connection with the action. Moreover, the plaintiff in the derivative action in Delaware is also seeking a return to the Company of all salaries and the value of other remuneration paid to the officer and director defendants by the Company during the time they were in breach of their fiduciary duties and an accounting of and/or constructive trust on the proceeds of such defendants trading activities in the Common Stock.

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

8.   RECENTLY ISSUED ACCOUNTING STANDARDS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income, or a statement of stockholders' equity. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). For interim reporting purposes, SFAS 130 requires disclosure of total comprehensive income. There was no material impact during the nine months ended October 3, 1998 and September 27, 1997 as a result of the adoption of SFAS 130, since there was no significant difference between net income and comprehensive income in either period.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Financial Reporting for Segments of a Business Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and establishes standards for reporting information about operating segments in financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. This standard is effective for the Company's financial statements to be issued for the fiscal year ending January 2, 1999. This standard requires comparative information to be restated. Results of operations and financial position will be unaffected by the implementation of this new standard. Management has not yet completed its evaluation of the impact of this new standard on future financial statement disclosures.

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

     The American Institute of Certified Public Accounts has issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). This SOP defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customers, initiating a new process in an existing facility, or commencing some new operation. SOP 98-5 requires that these start-up costs be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998, although earlier application is encouraged. Management does not believe that adoption of SOP 98-5 will materially impact the results of operations, financial position, and future financial statement disclosures.

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

Background

     Presstek, Inc. (The "Company" or "Presstek"), incorporated in Delaware, was founded in September 1987 as a development company. It was established to find a new way to produce color offset printing. Heidelberger Druckmaschinen AG ("Heidelberg"), the world's largest printing press manufacturer, and the Company established a relationship that was formalized in 1991 and resulted in the introduction of the first jointly developed product, the spark discharge based GTO-DI. In 1993, after investing substantial effort and resources, the Company completed the development of its high resolution, semiconductor based laser diode imaging and thermal plate technology referred to as PEARL. The Company's PEARL technology is capable of imaging various types of Presstek printing plates either off-press or on-press which may then be used to produce high-quality, full color lithographic printed materials. These printed materials typically can be produced at a lower cost than traditional competitive methods. The PEARL-based GTO-DI was introduced in late 1993, and in May 1995, Heidelberg introduced the Quickmaster DI 46-4 ("QM-DI"), which replaced the GTO-DI product line. The QM-DI represents the second generation of Presstek's PEARL-based direct imaging technology. It also employs the Company's automatic plate changing cylinder that eliminates the need to manually change plates between jobs, as well as a number of other productivity improvement features. The Company began shipment of its PEARL-based Quickmaster Direct Imaging systems to Heidelberg in the second quarter of 1995.

     The Company is also engaged in the development of additional PEARL-based products that incorporate the use of its proprietary technologies and consumables, including both computer-to-plate and computer-to-press applications. Some of these additional activities have resulted in an agreement with the Adast Adamov Company, a manufacturer of sheet-fed offset presses. This agreement has resulted in the availability of the Company's PEARL Direct Imaging technology on a larger format Omni-Adast (19"x 26") multicolor press, shipments of which began in December 1996. Also, during the first quarter of 1996, the Company began shipments of its PEARL platesetter, now referred to as the PEARLsetter. The PEARLsetter is a computer-to-plate imaging system that images both the Company's wet and dry offset plates. Another agreement entered into with Nilpeter A/S of Denmark has resulted in the utilization of the PEARL technology on a high-speed rotary label printing press called the OFFSET 3300. Presstek supplies a special PEARL-based digital imaging system that images Presstek's thermal plates directly on the press plate cylinder. In 1998, the Company began shipment of its PEARLhdp(TM) laser imaging system. The PEARLhdp, jointly developed with Imation Corp., is a digital halftone proofing device. It can produce true halftone "dot for dot" color press proofs using the Company's computer-to-plate imaging system specially modified for this unique application.

     On January 4, 1998, the Company acquired the stock of Heath Custom Press, Inc. ("Heath"), of Seattle, Washington. Heath is engaged in the design and manufacture of custom printing presses. Heath was purchased for 94,865 unregistered shares of the Company's Common Stock. The purchase price of $2,407,000 has been allocated to assets acquired and liabilities assumed based on the fair market value at the date of acquisition as follows: current assets, $2,198,000; patents, $1,781,000; long term assets, $186,000; other liabilities, $1,758,000. The acquisition was accounted for as a purchase and, accordingly, the results of Heath's operations are included in the Company's financial statements for the third quarter and nine months ended October 3, 1998. The results of Heath's operations would not have had a material impact on the Company's results of operations.

     On October 26, 1998, the Company sold certain net assets of Heath to Base-Line Incorporated of Auburn, Washington for $1,000,000, which approximated book value. Heath operated as a 100% owned subsidiary of the Company.

     The Company operates and reports on a 52/53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the third quarter and nine months of 1998 and 1997 ended on October 3, 1998 and September 27, 1997, respectively.

Results of Operations

Revenues

     Total revenues for the quarters ended October 3, 1998 and September 27, 1997 of $20,417,000 and $24,294,000, respectively, consisted of product sales, royalties, fees and other reimbursements. Total revenues for the third quarter of 1998 decreased $3,877,000 or 16% compared to the third quarter of 1997. Total revenues for the nine months ended October 3, 1998 were $67,787,000, as compared to $65,198,000 for the comparable period in 1997, an increase of $2,589,000 or 4%.

     Product sales were $17,628,000 for the three months ended October 3, 1998, as compared to $19,521,000 for the same period in 1997. This decrease of $1,893,000, or 10%, was primarily a result of volume decreases in the sales of the Company's Direct Imaging systems and spare parts to Heidelberg for use on the QM-DI. This decrease was partially offset by an increase in sales of vacuum deposition coating equipment, custom printing press products, and proprietary consumable products.

     Product sales for the nine months ended October 3, 1998 were $57,019,000, as compared to $51,844,000 for the comparable period in 1997. This increase of $5,175,000, or 10%, was the result of volume increases in sales of the Company's PEARLsetter and PEARLhdp computer-to-plate imaging systems, as well as volume increases in sales of vacuum deposition coating equipment, custom printing press products, and proprietary consumable products. The revenues generated from the sale of the Company's PEARLdry and other consumable products were $6,495,000 and $20,379,000 for the third quarter and nine months ended October 3, 1998, resulting in an increase of $1,881,000 and $8,251,000 over the comparable periods in 1997. These increases were partially offset by a reduction in sales of the Company's Direct Imaging systems and spare parts to Heidelberg for use on the QM-DI.

     Royalties and fees from licensees decreased $1,984,000 and $2,586,000, respectively, in the three and nine month periods of 1998, compared to the comparable periods in 1997. Royalty decreases for the three and nine month periods ended October 3, 1998 of $3,366,000 and $5,173,000, respectively, resulted primarily from the reduction in sales of Direct Imaging systems used on the QM-DI. Fees from licensees increased $1,501,000 and $2,639,000 for the three and nine months ended October 3, 1998 as compared to the same period in 1997, as a result of engineering and other fees received primarily from Fuji Photo Film Co., Ltd. Included in the nine months of 1997 were certain fees related to the Company's agreement to license its on-press imaging patents to Scitex Corporation.

     Revenues generated under the Company's agreements with Heidelberg and from Heidelberg distributors represented 51% and 79% of total revenues for the nine month periods ended October 3, 1998 and September 27, 1997, respectively.

     While the Company believes that the reduction in sales of the Direct Imaging systems for use on the QM-DI will continue through the remainder of 1998, the anticipated increase in volume related to the Company's proprietary consumables sold for the QM-DI and other equipment, as well as the anticipated increase in volume related to the PEARLsetter and PEARLhdp imaging systems, is expected to partially mitigate the effect of the decrease in sales of Direct Imaging systems used on the QM-DI. There can be no assurance, however, that the Company will achieve these offsetting revenue increases.

Cost of Products Sold

     Cost of products sold for the third quarter and nine months of 1998 totaled $12,521,000 and $40,353,000 compared to $12,191,000 and $32,740,000 for the same periods in 1997. These costs consist of the material, labor and overhead associated with product sales, as well as expected future warranty costs. The reduction in the gross margin on product sales to 29% for the three and nine months ended October 3, 1998 as compared to 38% and 37% for the comparable periods in 1997 resulted primarily from reduced manufacturing volume of the Company's Direct Imaging systems to Heidelberg for the QM-DI, increased sales of lower margin vacuum deposition coating equipment and specialty custom presses, as well as increased costs associated with the Hudson, New Hampshire manufacturing operations.

     The Company anticipates that the gross margin on product sales will continue at the current reduced levels through the remainder of 1998, due to the anticipated reduction of sales of Direct Imaging systems to Heidelberg. However, there can be no assurance that the Company's gross margin on product sales will continue at current levels.

Engineering and Product Development Expenses

     Engineering and product development expenses, which consist primarily of personnel, parts, supplies, and contracted services required to conduct the Company's equipment and consumable product development efforts, totaled $3,964,000 and $11,384,000 for the three and nine months ended October 3, 1998, compared to $2,895,000 and $7,706,000 for the same periods in 1997. The increases of $1,069,000 (37%) for the third quarter and $3,678,000 (48%) for the nine months of 1998 resulted principally from increased expenditures for parts and supplies related to the Company's continued development of products incorporating its PEARL technology. Included in these development efforts are significant expenditures for the Company's PEARLgold(TM) and other consumable products, as well as expenditures for the next generation laser diode technology and other product development efforts.

     The Company expects these increased development expenditures to continue through the end of 1998, however, there can be no assurance that these expenses will not be greater than anticipated.

Sales and Marketing Expenses

     Sales and marketing expenses which consist primarily of personnel, advertising, and promotional expenses totaled $1,656,000 and $4,450,000 for the three and nine months ended October 3, 1998, compared to $1,311,000 and $3,164,000 for the same periods in 1997. The increases for the third quarter and nine months of 1998 of $345,000 (26%) and $1,286,000 (41%), respectively, related principally to increased expenditures for professional services and other related costs associated with the Company's attendance at tradeshows and the continued expansion of its worldwide sales, distribution and technical support network.

     It is expected that expenditures for the remaining three months of 1998 will continue at current levels as the Company continues to expand its distribution channels and ongoing promotional activities by its attendance at a major trade show. There can be no assurance, however, that these expenses will not be greater than anticipated.

General and Administrative Expenses

     General and administrative expenses, which consist primarily of personnel and contracted professional services, totaled $2,272,000 and $7,196,000 for the three and nine months ended October 3, 1998, compared to $1,612,000 and $4,577,000 for the same periods in 1997. The increases of $660,000 (41%) and $2,619,000 (57%), respectively, related principally to increased expenditures for additional personnel required to conduct the finance, information systems, and administrative functions of the Company. In addition, the Company recorded a one-time charge for an uncollectible account in the amount of $364,000 in the second quarter of 1998, related to its Delta V subsidiary.

     The Company anticipates that general and administrative costs for the remainder of 1998 will continue at current levels, however, there can be no assurance that these expenses will not be greater than anticipated.

Other Income and Expense

     Other income increased for both the third quarter and nine months of 1998 compared to the same period in 1997, due to the absence of foreign exchange losses in 1998 incurred on certain receivables from Heidelberg, and the gain in the first quarter of 1998 from the sale of a parcel of land in Hudson, New Hampshire.

Provision for Income Taxes

     The provision for income taxes for the three and nine months ended October 3, 1998 represents principally charges in lieu of income taxes relating to the realization of net operating loss carryforwards resulting from stock compensation deductions for tax purposes. The provision for income taxes for the three and nine months ended September 27, 1997 represents principally charges in lieu of income taxes relating to the tax benefit of stock option deductions earned during the periods. The tax benefit of such stock option deductions has been credited to stockholders' equity.

Net Income

     As a result of the foregoing, the Company had net income of $126,000 and $3,104,000 for the third quarter and nine months of 1998, compared to net income of $4,064,000 and $10,177,000 for the same periods in 1997.

Liquidity and Capital Resources

     At October 3, 1998, the Company had cash, cash equivalents and short term marketable securities of $27,312,000 and working capital of $44,931,000, as compared to cash, cash equivalents and short term marketable securities of $6,209,000 and working capital of $32,962,000 at January 3, 1998.

     Cash generated from operating activities was $22,366,000 for the nine months ended October 3, 1998. The cash flow resulted primarily from net income from operations of $3,104,000, adjusted for non-cash items of depreciation and amortization of $3,507,000, the tax benefit arising from stock option deductions of $1,640,000, reductions in accounts receivable and inventories of $11,066,000, offset by a reduction in accounts payable and accrued expenses of $3,545,000. Cash flows from operations were significantly affected by the increase in billing in excess of costs and estimated earnings on uncompleted contracts of $3,855,000, primarily as a result of advance payments on the vacuum deposition coating equipment under construction at the Company's Delta V subsidiary, and the Company's development program with Fuji Photo Film Co., Ltd. The Company expects to expend this cash over the next three months as it completes its obligations under the related contracts.

     Net cash used for investing activities of $18,936,000 for the nine months ended October 3, 1998, resulted primarily from additions to property, plant and equipment used in the Company's business of $4,004,000, the purchase of marketable securities of $15,976,000, offset by the maturity of marketable securities of $1,000,000.

     Net cash provided by financing activities during the nine months ended October 3, 1998, totaled $2,412,000, and consisted primarily of the proceeds from a mortgage term loan of $6,900,000, offset by the payments of $5,400,000 on revolving lines of credit.

     On February 6, 1998, the Company obtained a ten-year mortgage term loan in the principal amount of $6,900,000 from Citizens Bank New Hampshire
("Citizens"). Borrowings are secured by land and buildings with a cost of approximately $17,000,000. The loan bears a fixed rate of interest of 7.12% per year during the first five years, and a variable rate of interest at the LIBOR rate plus 2% for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments shall be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued and unpaid interest is due and payable on February 6, 2008.

     On July 29, 1997, the Company renewed its agreement with Citizens for a revolving line of credit loan under which the Company may borrow a maximum of $10,000,000 for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary, Delta V, and secured by its assets. Under the terms of the revolving credit agreement, the Company is required to meet certain financial covenants on a quarterly and annual basis. Interest on the line of credit is payable at the LIBOR rate plus 1.75% (7.16% at October 3, 1998). The loan agreement terminates on July 31, 1999, at which date, the entire principal and accrued interest is due and payable. The Company currently has $10,000,000 available under the line of credit.

     During the next eighteen months, the Company anticipates investing approximately $7,500,000 in additional plate manufacturing equipment that is expected to reduce the cost of plate manufacture and enhance the Company's development capabilities.

     The Company believes that existing funds, future anticipated cash flows from operations, and cash available under its revolving line of credit should be sufficient to satisfy working capital requirements and capital expenditures in the foreseeable future.

Effect of Inflation

     Inflation has not had, and is not expected to have, a material impact upon the Company's operations.

Recently Issued Accounting Standards

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income, or a statement of stockholder's equity. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). For interim reporting purposes, SFAS 130 requires disclosure of total comprehensive income. There was no material impact during the nine months ended October 3, 1998 and September 27, 1997 as a result of the adoption of SFAS 130, since there was no significant difference between net income and comprehensive income in either period.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Financial Reporting for Segments of a Business Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and establishes standards for reporting information about operating segments in financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. This standard is effective for the Company's financial statements to be issued for the fiscal year ending January 2, 1999. This standard requires comparative information to be restated. Results of operations and financial position will be unaffected by the implementation of this new standard. Management has not yet completed its evaluation of the impact of this new standard on future financial statement disclosures.

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

     The American Institute of Certified Public Accountants has issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5). This SOP defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customers, initiating a new process in an existing facility, or commencing some new operation. SOP 98-5 requires that these start-up costs be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998, although earlier application is encouraged. Management does not believe that adoption of SOP 98-5 will materially impact the results of operations, financial position, and future financial statement disclosures.

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

     In 1998, the Company implemented an operational and financial management system that is Year 2000 compliant. All other software products in use, both internally and in products manufactured for sale, are being evaluated to ensure their ability to perform properly after 1999. This evaluation is expected to be completed by the first quarter of 1999. The Company does not expect the cost of compliance, as it applies to the Company's own systems and software, to materially effect the results of future operations.

     The Company is also developing a plan to determine the effect of Year 2000 compliance on its suppliers and customers. The Company is still gathering information and has not yet determined the exposure related to non-compliance by third parties. Although the Company does not expect any significant costs or disruption in operations from its customers' or suppliers' inability to achieve Year 2000 compliance, it cannot predict the effect such noncompliance will have on the Company's business operations.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     See Item 3 of the Company's Form 10-K for the fiscal year ended January 3, 1998, for a description of certain legal proceedings pending against the Company and certain of its officers and directors.

Item 2.  Changes in Securities and Use of Proceeds

     During the quarter ended October 3, 1998, the Company granted to employees six year options to purchase an aggregate of 39,000 shares of Common Stock under its 1997 Interim Stock Option Plan at exercise prices ranging from $8.50 to $11.31 per share. The options were issued in transactions exempt from registration pursuant to the provisions of Section 2 (3) and/or Section 4 (2) of the Securities Act of 1922.

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               10.1  Employment agreement  by and between the Company and Robert
                     W. Hallman

               27.1 Financial Data Schedule for the nine month period ended October 3, 1998*

               27.2 Restated Financial Data Schedule for the nine month period ended September 27, 1997*

               27.3 Restated Financial Data Schedule for the six month period ended June 28, 1997*

               27.4 Restated Financial Data Schedule for the three month period ended March 29, 1997*

               27.5 Restated Financial Data Schedule for the fiscal years ended December 30, 1995 and December 28, 1996*

               ----------
               *      For SEC use only

          (b) No reports on Form 8-K were filed for the quarter for which this report is filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 17, 1998


                                           PRESSTEK, INC.
                                           -------------------------------------
                                           (Registrant)



                                  By:      /s/Robert W. Hallman
                                           ------------------------------------
                                           Robert W. Hallman
                                           Chief Executive Officer
                                           (Duly Authorized Officer)

                                  By:      /s/Neil Rossen
                                           ------------------------------------
                                           Neil Rossen
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)