Form 10-K
period 1999-01-02
PRESSTEK INC /DE/
filed 1999-04-02
CIK 846876

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

_X_ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 2, 1999

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

                9 Commercial Street, Hudson, New Hampshire 03051
          (Address of principal executive offices including zip code)

Registrant's telephone number, including area code:  (603) 595-7000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  _X_   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The  aggregate   market  value  of  the   registrant's   common  stock  held  by
non-affiliates of the registrant as of March , 1999, was approximately $209,000,000.

As of March 10, 1999, there were 32,307,563 shares of the registrant's common stock outstanding.

                           Documents Incorporated by Reference:

Parts of the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on June 8, 1999 are incorporated by reference into Part III of this Form 10-K.

                                     PART I


Item 1.  Business.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Certain statements contained in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the risks of uncertainty of patent protection, the risks of uncertainty of strategic alliances, the risk of Year 2000 noncompliance, the impact of third-party suppliers, manufacturing constraints or difficulties, market acceptance of and demand for the Company's products and resulting revenues, development of technology and manufacturing capabilities, impact of competitive products and pricing, litigation and other risks detailed in the Company's other filings with the Securities and Exchange Commission. The words "looking forward," "believe," "demonstrate," "intend," "expect," "estimate," "anticipate," "likely" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Set forth below is a glossary of certain terms used in this report:

A2 (4-up)           a printing term  referring to a standard  paper size capable of printing four 8.5" x 11" pages on a sheet of paper

A3 (2-up)           a printing term  referring to a standard  paper size capable of printing two 8.5" x 11" pages on a sheet of paper

Ablation a controlled detachment/vaporization caused by a thermal event. This process is used during the imaging of the Company's PEARL(R) consumables

Computer-to-plate   a general term  referring  to the  exposure of  lithographic
(CTP),              plate material from a digital database,  off-press
(direct-to-plate)

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

Halftone a printing reproduction process which converts the image into dots of various sizes and equal spacing between centers

Heidelberg          Heidelberger Druckmaschinen AG, the world's largest printing press manufacturer, headquartered in Heidelberg, Germany

Hydrophobic/        used in printing to describe  whether a material will reject
Hydrophilic         water (hydrophobic) or will be water receptive (hydrophilic)


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

Off-press           making a  printing  plate  from  either an analog or digital source independently of the press on which it will be used

Oleophilic/         used in printing to describe  whether a material will be ink
Oleophobic          receptive  (oleophilic) or reject ink (oleophobic)

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

PEARLsetter(TM)     the Company's product line of  computer-to-plate,  off-press
PEARLhdp(TM)        plate making and digital proofing equipment

Photosensitive      silver  halide  emulsions  exposed  by a  reaction  to light
                    requiring   a   subsequent    chemical    development    and
                    stabilization process

Plate making        the  process  of  applying a  printable  image to a printing plate

Prepress graphic arts operations and methodologies that occur prior to the printing process; typically these include photography, scanning, image assembly, exposure of image carriers (film and/or plate), proofing

Proofer/proof       a machine  that creates an image that is a duplicate of what will be printed, or the duplicated image itself.

Quickmaster  46-4;  the second generation of direct imaging,  waterless presses,
Quickmaster  DI     highly automated with roll-fed PEARL plate material, a joint development effort between Heidelberg and Presstek

Semiconductor laser a high-powered,  infrared imaging technology employed in the
diode               PEARL imaging system

Short-run           a graphic  arts  classification  used to denote an  emerging
markets/printing    trend for lower print quantities

Spark Discharge Technology the Company's first direct imaging technology in which a proprietary printing plate was imaged by means of discharging an electrical spark

Thermally-based     a method  of  digitally  exposing  a  material  via the heat generated from a laser beam

Vapor deposition    a technology to accurately,  uniformly coat  substrates in a
process             controlled environment

Waterless           a lithographic printing method that uses dry offset printing plates and inks thus it does not require a dampening system

"YAG" laser         one  of  the  more   commonly   used   laser   sources   for
                    direct-to-plate imaging systems

General

     Presstek, Inc. (the "Company" or "Presstek"), incorporated in Delaware, was founded in September of 1987 as a development company to find a new way to produce color offset printing. This new printing method would take full advantage of computer based, electronic prepress processes which were rapidly becoming available and expedite the design, image manipulation, page assembly and related aspects used to produce high quality color pages in a totally digital manner. At that time, digitally created pages could not be easily converted to finished, four or more color offset printed pages. The process used involved costly and time consuming methods including the use of specialized photosensitive film recording systems and related plate exposure devices along with the need to chemically process these photosensitive analog films and plates. These photographically based methods generated waste effluents that were difficult to dispose of in an environmentally sound manner. The Company's objective was to eliminate these non-digital processes and develop a new system that would allow digitally formatted file data to be used to image a plate directly on the printing press. This would reduce cost, eliminate the time it normally takes to make films and plates, and improve the quality of the finished printed offset page.

     The Company's development work ultimately led to the commercialization of its proprietary PEARL based direct imaging technology. This new direct imaging technology, which now uses high powered semiconductor laser diodes and thermal ablation printing plate materials, is currently being used in a variety of both on-press and off-press applications. The Company believes that PEARL represents a technological breakthrough for the worldwide printing and publishing industry, since PEARL can be used for both on-press and off-press applications. This capability provides a number of new applications for the Company's direct imaging systems and its proprietary consumable thermal-based printing plates. The Company's past investments in its proprietary PEARL direct imaging technologies have resulted in more than 94 patents issued and 130 applications pending throughout the world. The Company believes these patents together with its eleven years of experience in developing digital imaging systems, place the Company in a significant position in the markets it has chosen to serve. To further strengthen its patent portfolio, on January 5, 1998, the Company acquired the stock of Heath Custom Press, Inc. ("Heath") of Seattle, Washington. In October 1998 the Company sold certain assets of Heath Custom Press but retained all rights to the Heath patents. See "Patents and Proprietary Rights."

Strategy, Background, and Important Relationships

     The Company's business strategy is based in part on alliances and relationships with major companies in the graphic arts industry and other markets. This strategy includes licensing the Company's intellectual property; specialized product development based on the Company's proprietary technologies; and the manufacture of imaging subsystems for inclusion in other manufacturers' products. The manufacture of the Company's own end user and private label products, as well as the manufacture of the Company's proprietary thermal plate materials for use in the Company's and other manufacturers' imaging hardware and printing presses, is also an important aspect of the business strategy.

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

The Heidelberg Agreements

     The Heidelberg Agreements and amendments govern the Company's relationship with Heidelberg and relate to the integration of the PEARL Direct Imaging technology into various presses manufactured by Heidelberg. The manufacture of components, at specified rates, for such presses and the commercialization of such presses are also covered.

     The Heidelberg Agreements currently expire in December 2011 subject to certain early termination and extension provisions. Under these agreements, Heidelberg agreed to pay royalties to the Company based on the net sales prices of various specified types of Heidelberg presses on which the Company's PEARL Direct Imaging technology would be used. Pursuant to the Heidelberg Agreements, Heidelberg has been provided with certain exclusive rights for use of the PEARL Direct Imaging technology for the Quickmaster DI format size. The Master Agreement has also been modified to provide Heidelberg with a fixed royalty rate for the Company's PEARL Direct Imaging systems used on the Quickmaster DI.

     In March 1998, the Company and Heidelberg concluded negotiations relating to production levels and schedules for fiscal 1998, which resulted in the Company materially reducing production levels of direct imaging systems used in the Quickmaster DI press for fiscal 1998. The Company has not yet received orders from Heidelberg for fiscal 1999 in connection with its direct imaging systems used on the Quickmaster DI. Management believes that orders for these direct imaging systems will resume at some time in the second half of fiscal 1999. There can be no assurance, however, that any orders will be received.

Other Business Relationships

     In addition to its on-going association with Heidelberg, the Company has also developed and announced business relationships with:

     Adamovske Strojirny a.s. ("Adast"), a Czech Republic company, which uses the Company's direct imaging technology on a larger format (19" x 26") multicolor offset press.

     Scitex  Corporation  Limited  ("Scitex"),  a leading supplier of electronic pre-press products and systems which, along with KBA-Planeta AG, a major supplier of medium and large format sheet-fed offset printing presses, established a joint venture to develop, produce and market a new digital offset press. This new press, called the 74 Karat uses the

Company's direct imaging and related intellectual property (under license from Presstek), and Presstek's patented thermal ablation printing plates.

     Nilpeter A/S of Denmark has begun marketing an offset label press that utilizes the Company's direct imaging technology and printing plates.

     Alcoa Packaging Equipment, a division of the Aluminum Company of America, which has publicly shown a new method of printing halftone images on beverage cans that is based on Presstek's direct imaging technology and thermal ablation printing plates.

     Imation Corp., which together with Presstek have jointly developed a new method for the production of true half-tone "dot for dot" color press proofs using the Company's computer-to-plate imaging system, the PEARLhdp, specially modified for this application.

     Fuji Photo Film Ltd., one of the world's leading suppliers to the graphic communications industry, which together with the Company announced in 1997 the signing of a long-range Development and Sales Agreement which will involve the use of the Company's proprietary intellectual property and know how.

     The Company's Delta V Technologies, Inc. subsidiary has also announced its intention to form a strategic relationship with Battelle Memorial Institute, a worldwide non-profit research and development organization, for the development and marketing of polymer multi-layer (PML) and liquid multi-layer (LML) technologies.

     The Company has formed and is pursuing other business relationships that it believes should result in broader use of the Company's direct imaging and plate technologies in existing as well as new applications. There can be no assurance, however, that the Company, any Company product or any products incorporating the Company's technology will be able to compete successfully in the market.

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

The Company's PEARL Direct Imaging System and Its Manufacture

     The Company's PEARL Direct Imaging system is composed of a series of solid state semiconductor laser diodes held in a fixed array that can range in size, depending on the application, from as few as 8 diodes to as many as 32 or more diodes. Each diode is responsible for imaging a specific area of the printing plate.

     Each diode is under computer control and can be turned off and on at high speeds, usually measured in microseconds. When the diode is turned on it creates a miniature, precise, micron measured beam of high powered, infrared laser light. The beam is focused on a specific area on the surface of the thermal printing plate and causes this area of the plate to instantaneously heat up causing an ablation effect and creating a microscopic hole. This hole on the surface of the printing plate is ink receptive. The area surrounding the hole that has not been exposed to the laser beam is not, thus an image can be created by controlling the placement of each laser beam. This laser-based imaging concept is used on both the Company's computer-to-press and computer-to-plate systems.

     The Company is also developing its next generation laser imaging system. With this new technology, multiple beams of high-powered infrared laser light are created from the same laser diode. This concept is expected to allow the Company to expand the number of diodes mounted on a fixed array, resulting in faster imaging speeds at a lower cost than current technology.

     These imaging systems are manufactured by the Company in its imaging systems manufacturing facility located at 9 Commercial Street in Hudson, New Hampshire. The Company uses a number of outside vendors who supply many of the imaging system's sub-system assemblies. These assemblies and components are manufactured and assembled by the Company into completed systems - either computer-to-press direct imaging systems such as the Quickmaster DI systems, or PEARLsetter computer-to-plate imaging systems. Both of these systems use semiconductor laser diode devices built to the Company's specifications and currently supplied by one source pursuant to open purchase orders. The Company believes however, that there will be several sources available to manufacture the laser diodes to its specifications, if required in the future.

The Company's PEARL Thermal Ablation Printing Plate and Its Manufacture.

     The Company continues to develop its proprietary thermally-based consumable plate products that are imaged by both its own direct imaging systems as well as high-energy laser based, direct-to-plate and direct-to-press systems offered by companies such as Scitex, Creo and others.

     The Company's PEARL thermal ablation printing plates are available in both waterless PEARLdry(TM) or for dampening system equipped press plate configurations, PEARLgold. Both of these plates are based on the Company's proprietary ablation imaging technology. This means that they respond to heat and not to light. The Presstek plate is able to convert the laser light into heat because of a special metalized layer that is sensitive to the wave length of the laser light source. The Company's plate materials have a wide infrared spectral sensitivity range (800 to 1200 nanometers) and can be used with a variety of both "YAG" and diode based laser imaging systems.

     The Company's newest plate technology, PEARLgold, is a first generation "wet", or dampening system equipped press, lithographic offset printing plate specifically targeted to the short-run, color market. It requires no post imaging cleaning or chemical processing. PEARLgold is an ablation based printing plate using a metalized infrared absorbing material with an additional metalized layer placed over the infrared absorber. This additional metal layer is a hydrophilic material and ink will not adhere to it (ink, which is oil based, and water do not mix) but ink will adhere to those areas of the plate that have been ablated away by the laser beam thus forming a printable image. The Company believes a wet offset plate product has broad market potential due to the large number of wet offset printing presses installed on a worldwide basis. The market opportunity for the first generation PEARLgold plate is limited to short-run (25,000 impressions or less) applications and may require modifications of press conditions to accommodate the characteristics of this unique, no-process plate technology. The Company is continuing to develop this plate and believes that future generations of PEARLgold will be suitable for use in markets requiring longer run lengths. Shortly after its introduction in 1997, the Company's PEARLgold plate technology received both the 1997 Graphic Arts Technical Foundation (GATF) Intertech Technology Award and Publish Magazine's Impact Award. Although the Company believes it can compete successfully in this newly developing market there can be no assurances that it can do so.

     The PEARLdry plate uses a specially formulated silicone material that is coated over the metalized infrared absorbing layer. The silicone layer is oleophobic and when the imaging laser causes the ablation process to occur, the resulting hole created by the laser in the silicone becomes ink receptive. Presstek's PEARLdry plates are used on the Quickmaster DI, the GTO-DI, the Adast 705C DI, the Scitex & KBA 74 Karat, the Alcoa can decorating imaging system and the Kammann CD Imaging system. Other direct-to-plate systems also are able to image the Company's PEARLdry plate that can then be used on a conventional waterless press.

     The Company owns 97% of the outstanding common stock of Catalina Coatings, Inc., now renamed Delta V Technologies, Inc. ("Delta V). Based in Tucson, Arizona, Delta V develops processes, materials and equipment for vacuum coating applications. Its equipment and process innovations are used in a broad range of industries and applications including graphic arts, capacitors, electronics, optics, architectural and decorative glass, flat panel displays and packaging.

     Delta V has developed and manufactured customized vacuum deposition equipment the Company requires to manufacture its PEARL thermal ablation printing plate at a lower cost than using currently available conventional coating technology. In 1997 the Company completed construction of a new 100,000 square foot manufacturing facility located on a site in Hudson, New Hampshire, six miles from the Company's existing offices. This building now houses the Company's new thin film vacuum coating system and other manufacturing equipment that the Company requires to produce the Company's thermal plate consumable products. In late 1998 the Company also moved its plate converting and finishing equipment from a leased facility to its new consumable manufacturing facility thus consolidating all of its plate manufacturing and finishing equipment into this new location. The Company, determined to more vertically integrate the manufacture of PEARL thermal printing plates, has also approved expenditures of $7,500,000 for additional plate manufacturing equipment that is expected to reduce the cost of plate manufacture and enhance the Company's development capabilities.

     Through the third quarter of 1998, the Company's PEARLdry plates were manufactured by Rexam Custom Coaters ("Rexam") based in North Carolina under an existing manufacturing agreement. In late 1998 the Company decided to bring more of the PEARLdry manufacturing process in house and is now implementing this decision. Rexam will continue to provide custom coating requirements to the Company for the foreseeable future, however the Company expects to provide most of its PEARLdry manufacturing requirements internally by the middle of 2000. As the Company more vertically integrates the manufacture of PEARL thermal printing plates, it may still need to enter into manufacturing agreements with third parties.

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

     In addition to making printing plates, a specially modified PEARLsetter product referred to as the PEARLhdp (halftone dot proofer), which uses proofing materials supplied by Imation Corp., is also being sold by the Company. This halftone proofing system offers the user the ability to make proofs that replicate the dot structure used for imaging plates. Both Imation and the Company believe this is an important market opportunity and are working jointly to successfully market this product.

     The Company has entered into distribution agreements with 22 graphic arts dealers to sell, support and service its products in various countries around the world. The Company has also entered into OEM arrangements or reseller relationships with respect to the PEARLsetter product line and/or its PEARL based consumable products with companies such as Sakurai Machinery Company and Fuji Photo Film Co. Ltd. These agreements permit the OEM resellers to sell the PEARL based products under their own label.

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

Patents and Proprietary Rights

     As of March 5, 1999, the Company and its subsidiaries hold eighty-one (81) U.S. patents, (including three (3) design patents), of which the Company has elected to maintain sixty-three (63) in force. The Company has also been issued thirty-four (34) foreign patents, and has received notice of allowance for an additional eight (8) patents consisting of two (2) U.S. and six (6) foreign. The Company has applied for and is pursuing its applications for twenty-two (22) additional U.S. patents and one hundred eight (108) foreign patents. The Company anticipates that it will apply for additional patents and for copyrights, as deemed appropriate. There can be no assurance as to the issuance of any such patents or the breadth or degree of protection which the Company's patents or copyrights may afford the Company. There is rapid technological development in the computer and image reproduction industries, resulting in extensive patent filings and a rapid rate of issuance of new patents. Although the Company believes that its technology has been independently developed, and that the products it markets and proposes to market will not infringe on the patents, or violate other proprietary rights of others, it is possible that such infringement of existing or future patents or violation of proprietary rights may occur. In such event the Company may be required to modify its design or obtain a license. No assurance can be given that the Company will be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to do any of the foregoing could have a material adverse effect on the Company. Furthermore, there can be no assurance that the Company will have the financial or other resources necessary to successfully defend a patent infringement or proprietary rights violation action. Moreover, the Company may be unable, for financial or other reasons, to enforce its rights under any of its patents.

     The Company intends to rely on proprietary know-how and to employ various methods to protect its source code, concepts, ideas and documentation of its proprietary software, which methods may include copyrights. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how or obtain access to the Company's know-how or software codes, concepts, ideas and documentation. Furthermore, although the Company has and expects to have confidentiality agreements with its employees and appropriate vendors, there can be no assurance that such arrangements will adequately protect the Company's trade secrets.

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

     In the area of direct imaging and the short-run, on-demand market, potential competitive companies use electrophotographic technology, sometimes referred to as xerography, as the basis of their product lines. These companies include, among others, Canon Inc., Indigo N.V., Xeikon N.V., and Xerox Corporation. Agfa Gevaert N.V, IBM, and Scitex are marketing product versions manufactured by these companies. These electrophotographic imaging systems use either wet or dry toners to create one to four color images on paper and typically offer resolutions of between 400 and 800 dots per inch.

     The Company is aware that most of the major entities in the graphic arts industry have developed and/or are developing and marketing off-press computer-to-plate imaging systems. To date, these devices, for the most part, utilize printing plates that require a post imaging photochemical developing step and/or other post processing steps such as heat treating. Potential competitors in this area include, among others, Agfa Gevaert N.V., Creo Products Inc., Dainippon Screen Mfg, Ltd., Heidelberger Druckmaschinen AG, Krause GmbH, Scitex Corporation Ltd., and other smaller or lessor known companies. The Company's PEARLsetter computer-to-plate off-press plate imaging system is, in the Company's opinion, a further technological advancement because it eliminates the need for post chemical processing. The Company believes however, that some of the graphic arts companies mentioned above are likely to be working on similar plate concepts that would eliminate the need for post image chemical processing.

     The Company also anticipates competition from printing plate, manufacturing companies that manufacture, or have the potential to manufacture, digital thermal plates. Such companies include Agfa Gevaert N.V., Kodak Polychrome Graphics LLC, Fuji Photo Film Co., Ltd., and others.

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

     Most of the companies marketing competitive products or with the potential to do so are well established, have substantially greater financial and other resources than the Company, and have established records in the development, sale and service of products. There can be no assurance that the Company, any Company product or any products incorporating the Company's technology will be able to compete successfully in the future.

     The Company has determined that it operates in two reportable segments. The Digital Imaging Products segment is principally engaged in the development, manufacture and sale of PEARL, its patented, proprietary digital imaging system and process-free thermal ablation printing plate technologies. Delta V is principally engaged in the development, manufacture and sale of vacuum deposition coating equipment. Delta V develops processes, materials and equipment for vacuum coating applications. Its equipment and process innovations are used in a broad range of industries and applications including graphic arts, capacitors, electronics, optics, architectural and decorative glass, flat panel displays and packaging. See Note 8 of Notes to the Financial Statements.

Backlog

     As of March 11, 1999, the Company and its subsidiaries had a backlog of products under contract aggregating approximately $21,649,000 compared to a backlog of $39,316,000 as of March 8, 1998. Substantially all backlog of products as of March 11, 1999 is expected to be shipped in 1999.

Employees

     As of March 11, 1999, the Company and its subsidiaries had two hundred sixty (260) employees. One hundred fourteen (114) are engaged primarily in engineering, service and marketing; one hundred seven (107) are engaged primarily in manufacturing, manufacturing engineering and quality control; and thirty nine (39) are engaged primarily in corporate management, administration and finance. The Company considers its relationship with its employees to be good.

Item 2.  Properties.

     The Company's Direct Imaging Products operations are located in three facilities in Hudson, New Hampshire:

     The Company leases approximately 36,000 square feet to accommodate its direct imaging systems manufacturing, and corporate and administrative facilities at 9 Commercial Street. The lease specifies a base monthly rent of $14,354, adjusted annually, plus a pro rata share of real estate taxes, utilities, and certain other expenses. The lease expires on September 30, 2000, subject to an option to renew for an additional three years and the Company's right of first refusal to purchase the property.

     The Company also leases approximately 50,000 square feet at 18 Hampshire Drive. This facility houses the consumables and equipment research and development groups. The lease of these premises, which expires in May 1999, subject to two one-year renewal options, provides for rent at the rate of $15,417 per month, adjusted annually, plus a pro rata share of real estate taxes, utilities, and certain other expenses.

     The Company also completed construction of the first phase of its future facilities at 55 Executive Drive in December 1997. This first phase includes a 100,000 square foot manufacturing operation that houses certain manufacturing equipment the Company requires to produce its thermal plate consumable products. The Company believes that its existing facilities will be adequate for its current operations and near-term capacity increases.

     Delta V is located in a new 70,000 square foot manufacturing facility in Tucson, Arizona. This new building houses all of Delta V's operations and includes space for future expansion.

     On February 6, 1998, the Company obtained a ten-year mortgage term loan in the principal amount of $6,900,000, which is secured by the land and building in Tucson, Arizona, and a certain parcel of land and building in Hudson, New Hampshire with an aggregate cost of $17,000,000.

Item 3.  Legal Proceedings.

     As previously disclosed, seven federal class action lawsuits were filed against the Company and others, all of which have been consolidated before the United States District Court, District of New Hampshire, under the common caption Bill Berke, et al. V. Presstek, Inc., et al. The plaintiffs have jointly filed and served a Second Consolidated Amended Class Action Complaint naming the Company, certain of its present or former officers and directors ("the Berke Officer and Director Defendants"), and other parties as defendants. The plaintiffs allege, among other things, that the Company and/or the Berke Officer and Director Defendants violated Section 10(b) ("Sect. 10(b)") of the Securities Exchange Act of 1934, (the "Exchange Act") and Rule 10b-5 ("Rule 10b-5") promulgated thereunder, and violated New Hampshire law; and that the Berke Officer and Director Defendants violated Section 20(a) ("Sect. 20(a)") and
Section 20A of the Exchange Act. The Complaint alleges, among other things, that the Company and/or the Berke Officer and Director Defendants issued false and misleading reports, failed to disclose material facts including a misstatement of earnings in the Company's financial statements for the first quarter ended March 30, 1996, misstated or failed to fully disclose the Company's supply contracts with, payments received from, sales made by, backlog of orders received from, and delays in production by the Company's principal customer, the alleged circulation of, and alleged failure to correct certain research reports concerning the Company that contained alleged misrepresentations regarding allegedly inflated financial projections and the alleged failure to properly disclose the scope of an investigation by the Securities and Exchange Commission ("SEC"). Certain of the Berke Officer and Director Defendants are alleged to have sold the Company's common stock at artificially inflated prices while in possession of material non-public information concerning the Company. The plaintiffs seek unspecified compensatory and punitive damages, attorney and expert fees and other costs and expenses incurred by the plaintiffs in connection with the action.

     On March 30, 1999 the United States District Court for the District of New Hampshire issued orders dismissing several of the claims brought against the Company and others in the Berke lawsuit.

     As previously disclosed, on July 16, 1996, Richard Strauss commenced a derivative suit on behalf of the Company in the Court of Chancery of the State of Delaware, New Castle County, against certain officers and directors of the Company ("the Strauss Officer and Director Defendants"). The plaintiff alleges that the Strauss Officer and Director Defendants breached their fiduciary duties to the Company and its public stockholders and wasted corporate assets, by making allegedly false and misleading statements of fact or concealing material facts concerning the viability of the Company's "key" patent and its proprietary interest in its PEARL technology, causing the Company to fail to properly disclose the scope of an investigation by the SEC, and causing the Company to misstate its financial results for the first quarter of 1996. The plaintiff also alleges that certain of the Strauss Officer and Director Defendants sold securities of the Company at inflated prices while they were in possession of material non-public information concerning the Company. The plaintiff alleges that the actions of the Officer and Director Defendants resulted in breaches of Sect. 10(b) and Rule 10b-5 which resulted in other lawsuits being commenced against the Company which will require the Company to expend resources to defend. The plaintiff seeks to recover, on behalf of the Company, unspecified damages allegedly sustained by the Company as a result of the defendants' alleged breaches of fiduciary duty, disgorgement of any profits derived from their sale of the Company's common stock, as well as other relief. This action had been stayed pending the outcome of the Berke action.

     As previously disclosed, on March 14, 1997, James P. Cassidy commenced a derivative suit on behalf of the Company in the United States District Court for the District of New Hampshire against, among others, certain of the Company's officers and directors (the "Cassidy Officer and Director Defendants"). The plaintiff alleges that the Cassidy Officer and Director Defendants breached their fiduciary duty to the Company and its public stockholders and wasted corporate assets by making false and misleading statements of fact or concealing material facts concerning the scope and viability of the Company's "key" patents and its proprietary interest in its PEARL technology, and causing the Company to issue false and misleading reports or failure to disclose material facts including a misstatement of earnings in the Company's financial statements for the year ended December 30, 1995, and for the first quarter ended March 30, 1996. The plaintiff also alleges that certain of the Cassidy Officer and Director Defendants sold securities of the Company at inflated prices while they were in possession of material non-public information concerning the Company. The plaintiff also alleges that the actions of the Cassidy Officer and Director Defendants resulted in breaches of Sect. 10(b) and Rule 10b-5 which resulted in other lawsuits being commenced against the Company which will require the Company to expend resources to defend, and also constituted gross negligence and breaches of their contractual obligations to the Company. The plaintiff seeks to recover on behalf of the Company unspecified damages allegedly sustained by the Company as a result of the Defendants' actions as alleged, disgorgement of any profits from the sale of the Company's common stock, as well as other relief against the defendants. By agreement of the parties, this action has been stayed \pending the outcome of certain motions made by the parties in the Berke action.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's common stock has traded in the over-the-counter market on the NASDAQ National Market System under the symbol PRST since July 18, 1990, and, prior thereto, from May 11, 1990, to July 17, 1990, traded on the NASDAQ System. Prior thereto, from the Company's initial public offering until May 11, 1990, the principal redemption date of the Warrants, the Company's Units, common stock and Warrants were traded on the NASDAQ System. The following table sets forth, for the periods indicated, the high and low sales prices of the Company's common stock as reported by NASDAQ and retroactively adjusted for the Company's two-for-one stock split effected in the form of a 100% stock dividend paid in July 1997.


Fiscal Year Ended                        High                          Low
January 2, 1999                          ----                          ---
-----------------

First Quarter                           $ 30 1/4                      $ 15

Second Quarter                            18 5/8                        10 15/16

Third Quarter                             13 13/16                       7 1/4

Fourth Quarter                            10                             5 1/4



Fiscal Year Ended
January 3, 1998
-----------------
First Quarter                           $  38 1 /4                    $ 19 3/4

Second Quarter                             47 1/2                       22

Third Quarter                              54                           33 3/4

Fourth Quarter                             41 1/2                       24

     On March 10, 1999 there were 1,503 holders of record of the Company's common stock.

Dividend Policy

     To date, the Company has not paid any cash dividends on its common stock. The payment of cash dividends, if any in the future is within the discretion of the Company's Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition and other relevant factors. The Board of Directors does not intend to declare any cash dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations.

Issuance of Unregistered Securities

     During the quarter ending January 2, 1999, the Company issued to certain employees, options to purchase 14,500 shares of its common stock pursuant to the Company's 1997 Interim Stock Option Plan. These options were granted at prices ranging from $7.19 to $9.00 per share with expiration dates ranging between October 12, and November 30, 2004. In April 1998, the Company repriced previous grants issued under its 1997 Interim Stock Option Plan and Non-Employee Director Stock Option Plan. A total of 140,250 and 50,000 options were repriced to $13.75 and $14.75, respectively. These options were previously granted between January 2, 1996 and March 30, 1998, with exercise prices ranging from $22.38 to $48.50 per share. The foregoing options were issued pursuant to the exemption from registration provided by Section 2(3) and/or Section 4(2) of the Securities Act of 1933 (the "Act").

Item 6.  Selected Financial Data.

The following selected financial data of the Company has been derived from the financial statements of the Company appearing elsewhere herein (except for the statement of operations data for the years ended December 30, 1995 and December 31, 1994 and the balance sheet data at December 28, 1996, December 30, 1995, and December 31, 1994, which is not included in such financial statements). All references to common shares and earnings per share data have been restated retroactively to reflect the fiscal 1997 and fiscal 1995 two-for-one and the 1994 five-for-four stock splits, effected in the form of stock dividends. The fiscal 1998 data includes the accounts of Heath Custom Press, Inc. and Delta V Technologies, Inc. (formerly Catalina Coatings, Inc.) which were acquired as subsidiaries of the Company during fiscal 1998 and 1996, respectively. The fiscal 1997 and fiscal 1996 data include the accounts of Delta V Technologies, Inc. See Note 2 of Notes to Financial Statements.



                                                                                    Statements of Operations
------------------------------------------------------------------------------------------------------------------------------------
For the Fiscal Years Ended                                    JAN 2,          JAN 3,        DEC 28,         DEC 30,          DEC 31,
                                                               1999            1998           1996            1995             1994
                                                                             (In thousands, except per share data)
Revenues:                                                  $  84,386       $  91,561       $  48,627       $  27,611       $  16,518

Costs and Expenses:
   Costs of products sold                                     54,774          45,678          21,826          14,924           6,944
   Engineering and product development                        16,488          11,246           8,894           6,155           5,123
   Sales and marketing                                         5,867           4,522           2,587           1,727           1,226
   General and administrative                                 10,834           6,507           4,740           2,050           1,604
                                                           ---------       ---------       ---------       ---------       ---------
      Total costs and expenses                                87,963          67,953          38,047          24,856          14,897
                                                           ---------       ---------       ---------       ---------       ---------
Other Income (Expense):
   Dividend and interest, net                                    633             379             786             327             408
   Other, net                                                    263            (155)           (245)             (2)              0
                                                           ---------       ---------       ---------       ---------       ---------
      Other income, net                                          896             224             541             325             408
                                                           ---------       ---------       ---------       ---------       ---------
Income (Loss) Before Income Taxes                             (2,681)         23,832          11,121           3,080           2,029
Provision for Income Taxes                                        --           9,460           4,000             220             187
Net Income (Loss)                                          $  (2,681)      $  14,372       $   7,121       $   2,860       $   1,842
                                                           =========       =========       =========       =========       =========
Basic Earnings (Loss) Per Share                            $   (0.08)      $    0.46       $    0.24       $    0.10       $    0.07
                                                           =========       =========       =========       =========       =========
Diluted Earnings (Loss) Per Share                          $   (0.08)      $    0.44       $    0.21       $    0.09       $    0.06
                                                           =========       =========       =========       =========       =========

Common Shares Outstanding                                     31,986          31,300          29,858          29,124          28,053
                                                           =========       =========       =========       =========       =========
Common Shares Outstanding Assuming Dilution                   31,986          32,695          33,163          31,710          29,731
                                                           =========       =========       =========       =========       =========

                                                                                      Balance Sheet Data
------------------------------------------------------------------------------------------------------------------------------------
As of                                                         JAN 2,          JAN 3,        DEC 28,         DEC 30,          DEC 31,
                                                               1999            1998           1996            1995             1994
                                                                                        (In thousands)
Working Capital                                            $  37,080       $  32,962       $  29,179       $  16,837       $   7,676
Total Assets                                                 107,874         100,473          68,823          26,669          18,324
Short-Term Debt                                                  522           4,800              --              --              --
Long-Term Debt                                                 5,922              --              --              --              --
Stockholders' Equity                                          87,453          85,990          57,443          22,726          16,473
Cash Dividends                                                    --              --              --              --              --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Background

     Presstek, Inc. (The "Company" or "Presstek"), incorporated in Delaware, was founded in September 1987 as a development company. It was established to find a new way to produce color offset printing. Heidelberger Druckmaschinen AG ("Heidelberg"), the world's largest printing press manufacturer, and the Company established a relationship that was formalized in 1991 and resulted in the introduction of the first jointly developed product, the spark discharge based GTO-DI. In 1993, after investing substantial effort and resources, the Company completed the development of its high resolution, semiconductor based laser diode imaging and thermal plate technology referred to as PEARL. PEARL's thermal laser diode system enables its customers to image various types of Presstek printing plates either off-press or on-press which may then be used to produce high-quality, full color lithographic printed materials for the printing and graphic arts industries. These printed materials typically can be produced at a lower cost than traditional competitive methods. The PEARL-based GTO-DI was introduced in late 1993, and in May of 1995, Heidelberg introduced the Quickmaster DI 46-4, which replaced the GTO-DI product line. The Quickmaster DI represents the second generation of Presstek's proprietary PEARL-based direct imaging technology. It also employs the Company's patented automatic plate changing cylinder, which eliminates the need to manually change plates between jobs, as well as a number of other productivity improvement features. The Company began shipment of its PEARL-based Quickmaster direct imaging systems to Heidelberg in the second quarter of 1995. The Company estimates that as of the end of 1998, there are more than 950 PEARL-equipped GTO-DI and Quickmaster DI presses installed utilizing the Company's proprietary consumable printing plates.

     The Company is also engaged in the development of additional PEARL-based products that incorporate its patented, proprietary, digital imaging system and process free thermal ablation printing plate technologies for both computer-to-plate and computer-to-press applications. During the first quarter of fiscal 1996, the Company began shipments of its PEARL platesetter, referred to as the PEARLsetter. The PEARLsetter is a computer-to-plate imaging system that images both the Company's wet and dry offset plates. Also, in December 1996, the Company began shipments of its direct imaging system for a larger format Omni-Adast (19" x 26") multicolor press. In the second half of fiscal 1998 the Company began shipments of its PEARLhdp laser imaging system. The PEARLhdp, jointly developed with Imation Corp., is a digital halftone, proofing device. It can produce true halftone "dot for dot" color press proofs using the Company's computer-to-plate imaging system specially modified for this unique application.

     The Company also has announced agreements with a number of other companies including Scitex Corporation LTD., Nilpeter A/S, Werner Kammann Maschinenfabrik GmbH, Alcoa Packaging Equipment, Sakurai Graphic Systems Corp., and Fuji Photo Film Co., Ltd. These agreements typically are for the use of the Company's direct imaging systems, technology licenses, and/or thermal plate materials. They include a variety of "direct-to" offset printing applications ranging from high quality label production and printing on aluminum cans to the production of normal four-color printing.

     On February 15, 1996, the Company acquired 90% of the outstanding common stock of Catalina Coatings, Inc., now known as Delta V Technologies, Inc. ("Delta V"), an Arizona corporation. Delta V is engaged in the development, manufacture and sale of vacuum deposition coating equipment and the licensing and sublicensing of patent rights with respect to a vapor deposition process to coat moving webs of material at high speeds. The aggregate consideration paid by the Company was $8,400,000, of which $8,200,000 represented the purchase price of the purchased shares and $200,000 represented consideration for the non-competition and confidentiality covenants of the selling shareholders.

     Simultaneous with the closing of the acquisition, the Company entered into a Put and Call Option Agreement (the "Option Agreement"). The Option Agreement provides the Company with the right, at any time after February 15, 2000, to acquire the remaining 10% of the outstanding common stock of Delta V for an aggregate consideration of $2,000,000. The Option Agreement also provides the selling shareholders of Delta V, and another individual with the right, at any time after August 15, 2000, to cause the Company to purchase the remaining shares for aggregate consideration of $1,000,000. The Option Agreement will terminate if Delta V consummates an initial public offering of its securities prior to February 15, 2000.

     On December 28, 1998, the Company acquired an additional 7% of the outstanding common stock of Delta V for consideration of $500,000 pursuant to the Option Agreement.

     The acquisition of Delta V was accounted for as a purchase and, accordingly, the results of Delta V's operations have been included in the Company's fiscal 1998, 1997 and 1996 financial statements. Significant intercompany accounts and transactions have been eliminated.

     In January 1998, the Company acquired the stock of Heath Custom Press, Inc. ("Heath"), of Seattle, Washington. Heath was engaged in the design and manufacture of custom printing presses. Heath was purchased for 94,865 unregistered shares of the Company's common stock. The acquisition was accounted for as a purchase and, accordingly, the results of Heath's operations have been included in the Company's financial statements for the year ended January 2, 1999. The results of Heath's operations would not have had a material impact on the Company's results of operations for fiscal 1997 or 1996.

     In October 1998, the Company sold certain assets of Heath for $1,000,000, which approximated book value. The Company retained all rights to the Heath patent.

     The Company operates and reports on a 52/53, week fiscal year, ending on the Saturday closest to December 31. Accordingly, the 1998 fiscal year ended on January 2, 1999 ("fiscal 1998"), the 1997 fiscal year ended on January 3, 1998 ("fiscal 1997"), and the fiscal year 1996 ended on December 28, 1996 ("fiscal 1996"). The 1998 and 1996 fiscal years each reflect 52 weeks, while the 1997 fiscal year reflects 53 weeks.

     The Company has determined that it operates in two reportable segments. The Digital Imaging Products segment is principally engaged in the development, manufacture and sale of PEARL, its patented, proprietary digital imaging system and process-free thermal ablation printing plate technologies. Delta V is principally engaged in the development, manufacture and sale of vacuum deposition coating equipment. Delta V develops processes, materials and equipment for vacuum coating applications. Its equipment and process innovations are used in a broad range of industries and applications including graphic arts, capacitors, electronics, optics, architectural and decorative glass, flat panel displays and packaging.

Results of Operations

Fiscal 1998 versus Fiscal 1997

Revenues

     Revenues for fiscal year 1998 of $84,386,000, consisting of product sales, royalties, fees and other reimbursements, decreased $7,175,000 or 8% as compared to revenues of $91,561,000 for fiscal 1997.

     Revenues for Digital Imaging Products totaled $74,165,000 for fiscal 1998 as compared to $89,792,000 for fiscal 1997:

     Net product sales for fiscal 1998 of $60,833,000 decreased $10,445,000 or 15% as compared to net product sales of $71,278,000 in fiscal 1997, primarily as a result of a reduction in sales volume of direct imaging systems to Heidelberg for use in the Quickmaster DI. These reductions were partially offset by the increased sales volume of custom printing presses as a result of the acquisition of Heath in 1998, as well as increased sales volume of the Company's proprietary thermal printing plates. The revenues generated from the sale of the Company's PEARLdry and other consumable products were $28,268,000 for the fiscal year 1998, an increase of $10,843,000 or 62% over fiscal 1997 due to increased sales volume.

     Royalties and fees from licensees for fiscal 1998 of $13,332,000 decreased $5,181,000 or 28% as compared to royalties and fees of $18,513,000 for fiscal 1997. Royalties decreased $9,492,000 or 56% comparing fiscal 1998 to fiscal 1997, as a result of the reduction in sales volume of direct imaging systems to Heidelberg for use in the Quickmaster DI. Engineering fees increased $4,311,000 or 302% in fiscal 1998 primarily as a result of engineering and other fees received from Fuji Photo Film Co., Ltd. Included in fiscal 1997 were certain fees related to the Company's agreement to license its on-press imaging patents to Scitex Corporation Ltd.

     Revenues for Delta V totaled $10,221,000 for fiscal 1998 as compared to $1,769,000 for fiscal 1997. The increase of $8,452,000 relates primarily to the increase in sales volume of vacuum deposition coating equipment to external customers. During fiscal 1997, a substantial part of Delta V's efforts were devoted to developing and manufacturing equipment required for the Digital Imaging Products manufacture of PEARL thermal plates.

     Revenues generated under the Company's agreements with Heidelberg and its distributors were $42,123,000 in fiscal 1998, a decrease of $31,624,000 or 43% from fiscal 1997 revenues of $73,747,000. Revenues from Heidelberg represented 50% and 81% of total revenues for the fiscal years 1998 and 1997, respectively.

     Heidelberg has indicated to the Company that the substantial backlog that existed for its Quickmaster DI, which uses the Company's direct imaging technology, has now been reduced to normal levels. The Company has not yet received orders from Heidelberg for fiscal 1999 in connection with its direct imaging systems used on the Quickmaster DI. Management believes that orders for these direct imaging systems will resume at some time in the second half of fiscal 1999. There can be no assurance, however, that any orders will be received.

     The Company believes that net revenues will be lower in fiscal 1999 as compared to fiscal 1998. This is due to a reduction in the requirements for the direct imaging systems used on the QM-DI and to a lesser extent the reduction in sales of custom printing presses due to the sale of certain assets of Heath. The anticipated increase in sales volume related to the Company's proprietary consumables sold for the QM-DI and other equipment, as well as the anticipated increase in sales volume of the PEARLhdp imaging systems is expected to partially mitigate the effect of the decrease in revenues. There can be no assurance, however, that the Company will achieve these offsetting revenue increases.

Cost of Products Sold

     Cost of products sold consists of the costs of material, labor and overhead as well as future warranty costs associated with product sales. Cost of products sold for fiscal 1998 were $54,774,000, an increase of $9,096,000 or 20% as compared to fiscal 1997. The gross margin decrease to 23% from 37% in fiscal 1997 is primarily related to the Digital Imaging Products operations. The gross margin decrease is a result of reduced manufacturing volume of the direct imaging systems sold to Heidelberg for use in the QM-DI, as well as increased fixed costs associated with the Hudson, New Hampshire manufacturing operations. Also included in fiscal 1998 was an allowance of $1,300,000 provided to a major supplier as a result of a change in requirements and an allowance of $1,600,000 for inventory obsolescence as a result of the planned introduction of the Company's next generation laser technology.

     The Company anticipates that the gross margin on product sales will continue at reduced levels through the first six months of fiscal 1999, due to the reduction in sales of direct imaging systems to Heidelberg. The Company does anticipate gross margin improvement in the second half of fiscal 1999 as it continues to improve manufacturing processes, and seeks alternate distribution methods for its proprietary consumable products. There can be no assurance however, that these process improvements or alternate distribution methods will result in improved gross margins for fiscal 1999.

Engineering and Product Development

     Engineering and product development expenses consist primarily of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct the Company's equipment and consumable product development efforts.

     Engineering and product development expenses were $16,488,000 or 20% of net revenues for fiscal 1998 as compared to $11,246,000 or 12% of fiscal 1997 net revenues. The increase resulted principally from increased expenditures for parts and supplies related to the Company's continued development of products incorporating its PEARL technology. Included in these development efforts were significant expenditures for the Company's PEARLgold and other consumable products as well as expenditures for its next-generation laser diode technology and other product development efforts. These increased expenditures were also a result of increased engineering programs related to the development contract with Fuji Photo Film Co., Ltd.

     The Company expects these increased development expenditures to continue as it prepares for the introduction of its next-generation laser imaging technology, expands its PEARLgold family of proprietary consumable printing plates, and pursues the development of additional products for the DRUPA 2000 international printing-media trade show. There can be no assurance however, that these expenses will not be greater than anticipated.

Sales and Marketing

     Sales and marketing expenses consist primarily of payroll and related expenses for personnel, advertising and promotional expenses, and travel costs. Sales and marketing expenses were $5,867,000 or 7% of net revenues for fiscal 1998 compared to $4,522,000 or 5% of fiscal 1997 net revenues. The increase resulted primarily from increased expenditures for professional services and other related costs associated with the Company's attendance at trade shows and the continued expansion of its worldwide sales, distribution and technical support network.

     It is expected that these expenditures for fiscal 1999 will increase as the Company continues to expand its direct sales force and distribution channels for its products. There can be no assurance, however, that these expenditures will not be greater than currently anticipated.

General and Administrative

     General and administrative expenses consist primarily of payroll and related expenses for personnel, and contracted professional services. General and administrative expenses for fiscal 1998 were $10,834,000, or 13% of net revenues compared to $6,507,000 or 7% of fiscal 1997 net revenues. The increase of $4,327,000 related primarily to increased expenditures for additional personnel required to conduct the finance, information systems, and administrative functions of the Company. In addition, the Company recorded a charge for uncollectible accounts in the amount of $321,000 relating to Delta V and $2,200,000 for certain disputed and uncollectible accounts related to its Digital Imaging Products operations.

     The Company anticipates that general and administrative costs for fiscal 1999 will be reduced from current levels, however there can be no assurance that these expenses will not be greater than anticipated.

Other Income and Expense

     Other income was $896,000 or 1% of net revenues for fiscal 1998 compared to $224,000 or .2% of net revenues for fiscal 1997. The increase of $672,000 can be attributed to increased interest income earned as a result of higher average balances of funds available for investment, the gain from the sale of a parcel of land in Hudson, New Hampshire, as well as the absence of foreign exchange losses incurred on certain receivables from Heidelberg in fiscal 1997.

Provision for Income Taxes

     For fiscal 1998, the Company did not record a provision for income taxes as a result of the $2,681,000 net loss reported for the period. The provision for income taxes for fiscal 1997 represents the tax benefit arising from stock option deductions and the realization of net operating loss carryforwards resulting from compensation deductions for tax purposes. The tax benefit related to such stock option deductions has been credited to additional paid in capital.

Net Income (Loss)

     As a result of the foregoing, the Company had net losses of $2,681,000 for fiscal 1998 as compared to net income of $14,372,000 for fiscal 1997.

Fiscal 1997 versus Fiscal 1996

Revenues

     Revenues for fiscal year 1997 of $91,561,000, consisting of product sales, royalties, fees and other reimbursements, increased $42,934,000, or 88% compared to fiscal 1996 revenues as a result of the following:

     Product sales for fiscal 1997 increased $39,289,000, or 117%, over fiscal 1996, primarily as a result of volume increases in sales by the Company of direct imaging systems used in the Quickmaster DI, as well as volume increases in sales of the Company's consumable printing plates.

     Royalties and fees from licensees increased $3,645,000 in fiscal 1997 over fiscal 1996, primarily as a result of royalty increases of $10,907,000, offset by a decrease of $7,262,000 in engineering and other fees primarily received from Heidelberg. Included in fiscal 1997 were certain fees related to the Company's agreement to license its on-press imaging patents to Scitex Corporation Ltd.

     Other fees from licensees for fiscal 1997 and 1996 are based primarily on amounts annually agreed upon between the Company and Heidelberg. No significant fees were received from Heidelberg in fiscal 1997.

     Revenues generated under the Company's agreements with Heidelberg and its distributors represented 81% and 73% of total revenues for the fiscal years 1997 and 1996, respectively.

Cost of Products Sold

     Cost of products sold for fiscal 1997 of $45,678,000 increased $23,852,000 over fiscal 1996. The increase in such costs related primarily to volume increases in product sales. The improvement in the gross margin on product sales to 37% for fiscal 1997 from 35% in fiscal 1996 resulted primarily from a change in product mix and certain volume related manufacturing efficiencies.

Engineering and Product Development

     Engineering and product development expenses for fiscal 1997 totaled $11,246,000 compared to $8,894,000 for fiscal 1996. The increase of $2,352,000 or 26% for fiscal 1997 resulted principally from increased expenditure for parts, supplies, labor, and contracted services related to the Company's PEARL technology, including the Company's PEARLgold plates, as well as other product development efforts.

Sales and Marketing

     Sales and Marketing expenses for fiscal 1997 totaled $4,522,000 compared to $2,587,000 for fiscal year 1996. The increase of $1,935,000, or 75%, related principally to increased expenditures for additional personnel and related costs, as well as various promotional activities.

General and Administrative

     General and administrative expenses for fiscal 1997 totaled $6,507,000, compared to $4,740,000 for fiscal 1996, an increase of $1,767,000, or 37%. The increase related primarily to increased expenditures for additional personnel and other related costs.

Other Income and Expense

     Dividend and interest income earned on the Company's cash and investments decreased $407,000 for fiscal 1997 compared to the same period in fiscal 1996, principally as a result of decreased funds invested in securities.

Income Taxes

     The charge in lieu of income taxes included in the fiscal 1997 provision for income taxes represents the tax benefit arising from stock option deductions in that year and the realization of net operating loss carryforwards resulting from compensation deductions for tax purposes. The charge in lieu of income taxes included in the fiscal 1996 provision for income taxes represents the tax benefit arising from stock option deductions in that year. The tax benefits related to such stock option deductions have been credited to stockholders' equity.

Net Income

     As a result of the foregoing, the Company had net income of $14,372,000 for fiscal 1997, compared to net income of $7,121,000 for fiscal 1996. The operations of Delta V did not have a material effect on net income for the fiscal years ended January 3, 1998 and December 28, 1996.

Liquidity and Capital Resources

     At January 2, 1999, the Company had cash, cash equivalents, and short-term marketable securities of $19,281,000 and working capital of $37,080,000 as compared to cash, cash equivalents and marketable securities of $6,209,000 and working capital of $32,962,000 at January 3, 1998.

     Cash generated from operating activities was $15,725,000 for the fiscal year ended January 2, 1999. The cash flow resulted primarily from reductions in accounts receivable and inventories of $5,347,000, non-cash items of depreciation and amortization of $5,069,000 and provisions for uncollectible accounts of $5,006,000, offset by the loss from operations of $2,681,000. Cash flow from operations was also affected by the increase in billings in excess of costs and estimated earnings on uncompleted contracts of $3,030,000. This increase was primarily a result of advance payments on equipment under construction at the Company's Delta V subsidiary, and the Company's development program with Fuji Photo Film Co., Ltd. The Company expects to expend this cash over the next twelve months as it completes its obligations under the related contracts.

     Net cash used for investing activities was $20,771,000 for the fiscal year ended January 2, 1999 and consisted primarily of additions to property, plant and equipment used in the Company's business of $5,835,000, the purchase of marketable securities of $16,036,000, offset by the maturity of marketable securities of $1,000,000.

     Net cash provided by financing activities during the fiscal year ended January 2, 1999 totaled $2,780,000 and consisted primarily of the proceeds from a mortgage term loan of $6,900,000 and proceeds from the issuance of common stock of $1,736,000. These proceeds were offset by payments of $5,400,000 on the Company's revolving lines of credit.

     In December 1998, the Company renewed its agreement with Citizens Bank New Hampshire ("Citizens") for a revolving line of credit loan under which the Company may borrow a maximum of $10,000,000 for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary, Delta V and secured by its assets. Interest on the line of credit is payable at the LIBOR rate plus 1.50% (7.12% at January 2, 1999). The loan agreement terminates on July 31, 2000, at which date, the entire principal and accrued interest is due and payable. As of January 2, 1999, the Company had $10,000,000 available under the line of credit loan agreement.

     On February 6, 1998, the Company obtained a ten-year mortgage term loan in the principal amount of $6,900,000 from Citizens. Borrowings are secured with land and buildings with a cost of approximately $17,000,000. The loan bears a fixed rate of interest of 7.12% per year during the first five years, and a variable rate of interest at the LIBOR rate plus 2% (7.62% at January 2, 1999) for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments shall be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of each month of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued and unpaid interest is due and payable on February 6, 2008.

     At January 2, 1999, the Company was in violation of a certain financial covenant, which was waived by the bank through April 3, 1999. Citizens has agreed to modify the financial covenants currently contained in the loan agreement, through the term of the revolving line of credit loan agreement.

     The Company has approved expenditures of $7,500,000 for additional plate manufacturing equipment that is expected to reduce the cost of plate manufacture and enhance the Company's development capabilities. The Company has not yet determined whether to purchase the equipment with existing funds, or to seek additional financing.

     The Company believes that existing funds, cash flows from operations, and cash available under its revolving line of credit and mortgage loan should be sufficient to satisfy working capital requirements and capital expenditures for the next twelve months.

Effect of Inflation

     Inflation has not had, and is not expected to have, a material impact upon the Company's operations.

Net Operating Loss Carryforwards

     As of January 2, 1999, the Company had net operating loss carryforwards totaling approximately $38,000,000 resulting primarily from compensation deductions, for tax purposes, relative to stock option plans. To the extent net operating losses resulting from stock option plan compensation deductions become realizable, the benefit will be credited directly to additional paid in capital. The amount of the net operating loss carryforwards that may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company's common stock.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS No. 133"), which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not presently enter into any transactions involving derivative financial instruments and, accordingly, does not anticipate the new standard will have any effect on its financial statements for the foreseeable future.

YEAR 2000

     The Year 2000 ("Y2K") problem arose because many existing computer systems use only the last two digits to identify the year instead of using all four digits. These computer systems cannot recognize the difference in a year that begins with "20" from a year that begins with "19". If not corrected, many of these computer systems could fail or create erroneous results.

     The Company has established a program to determine the impact of the Y2K issue on the software and hardware utilized in the Company's internal operations and included in its products manufactured for sale to customers. This assessment includes applications and systems software, information technology ("IT") infrastructure, manufacturing and process control technology, products and services, and third party suppliers and customers. Representatives from each functional area of the Company meet weekly to monitor program status and address issues relating to the program's progress.

     The major project phases include; inventorying affected technology and assessing the impact of the Y2K issue on items determined to be material to the Company; modifying or replacing items determined not to be Y2K compliant; testing and certifying material items; and developing contingency plans.

     The inventory and assessment phase of the project has been completed. Certain non-compliant systems were replaced in January 1998 as the Company installed Y2K compliant business systems software. All other components of software and hardware for the Company are in various phases. The Company expects to have its IT systems and server infrastructure and manufacturing and process control technology Y2K compliant by August 1999. The Company also expects that currently supported products available for sale to customers will be tested for compliance by the end of September 1999. The product commercialization process is being modified to produce compliant products in the future.

     The Company relies on third-party suppliers for many systems, products and services including its security system, building equipment and telecommunications. Failure of such third party systems and equipment to operate properly could adversely effect the Company. The Company is in the process of evaluating the compliance status of critical third party suppliers.

     The total costs associated with becoming Y2K compliant are not expected to be material to the Company's financial position or operations. Costs incurred through January 2, 1999 have been incurred as part of normal IT operating costs.

     Management believes it has an effective program in place to resolve Y2K issues without significant costs or disruption of operations. However, it is not possible to anticipate all future outcomes, especially when third parties are involved. There could be circumstances that could adversely effect the Company's results of operations, liquidity and financial condition. The Company is developing a contingency plan to minimize the effect of non-compliance on business operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

Item 8. Financial Statements and Supplementary Data.

SELECTED QUARTERLY FINANCIAL DATA (unaudited)
(In thousands, except per share data)

                                      JAN 2       OCT 3      JUL 4       APR 4
QUARTERS ENDED                         1999        1998       1998        1998
                                       ----        ----       ----        ----
Total revenues                     $ 16,599    $ 20,417   $ 23,029    $ 24,341
Total costs & expenses               24,580      20,413     22,162      20,808
Net income (loss)                    (5,784)        126        636       2,341
Basic earnings (loss) per share    $  (0.18)   $   0.00   $   0.02    $   0.07
Diluted earnings (loss) per share  $  (0.18)   $   0.00   $   0.02    $   0.07

Common shares outstanding            32,259      32,112     31,994      31,881
Common shares outstanding
  assuming dilution                  32,259      32,393     32,631      32,763


                                      JAN 3      SEP 27     JUN 28      MAR 29
QUARTERS ENDED                         1998        1997       1997        1997
                                       ----        ----       ----        ----
Total revenues                     $ 26,363    $ 24,294   $ 20,896    $ 20,008
Total costs & expenses               19,766      18,010     15,294      14,884
Net income                            4,196       4,064      3,210       2,902
Basic earnings per share           $   0.13    $   0.12   $   0.10    $   0.09
Diluted earnings per share         $   0.13    $   0.12   $   0.10    $   0.09

Common shares outstanding            31,810      32,661     31,920      30,804
Common shares outstanding
  assuming dilution                  32,918      33,472     33,163      32,992

PART III

Item 9.  Directors and Executive Officers of the Registrant.

     The information required by this item will be set forth under the caption "Election of Directors" and "Executive Officers" in the Proxy Statement for the Annual Meeting of Stockholders to be held on June 8, 1999 to be filed with the Securities and Exchange Commission, (the "Proxy Statement"), and is incorporated herein by reference.

Item 10. Executive Compensation.

     The information required by this item will be set forth under the caption "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

Item 11. Security Ownership of Certain
         Beneficial Owners and Management.

     The information required by this item will be set forth under the caption "Voting Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

     The information required by this item will be set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement, and is incorporated herein by reference.

                                     PART IV


Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)   Financial Statements
                                                                            Page
                                                                            ----
            Report of Independent Certified Public
            Accountants                                                      F-2

            Balance Sheets as of January 2, 1999, and
            January 3, 1998                                                  F-3

            Statements of Operations for the fiscal years
            ended January 2, 1999, January 3, 1998,
            and December 28, 1996                                            F-4

            Statements of Changes in  Stockholders'
            Equity for the fiscal years ended
            January 2, 1999, January 3, 1998, and
            December 28, 1996                                                F-5

            Statements of Cash Flows for the fiscal
            years ended January 2, 1999, January 3, 1998,
            and December 28, 1996                                            F-6

            Notes to Financial Statements                                    F-7

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

3(b)   By-laws of the Company.***

10(a) 1988 Stock Option Plan, incorporated by reference to Exhibit 10(c) of Registration Statement 33-27112, effective March 28, 1989.

10(b) 1988 Restricted Stock Purchase Plan, incorporated by reference to Exhibit 10(d) of Registration Statement 33-27112, effective March 28, 1989.

10(c) Confidentiality Agreement between the Company and Heidelberger Druckmaschinen A.G., effective December 7, 1989 as amended, incorporated by reference to Exhibit 10(i) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

10(d)  Master Agreement  effective January 1, 1991, by and between  Heidelberger
       Druckmaschinen   Aktiengesellschaft  and  the  Company,  incorporated  by
       reference to the Company's Form 8-K, dated January 1, 1991.

10(e)  Technology License effective January 1, 1991, by and between Heidelberger
       Druckmaschinen   Aktiengesellschaft  and  the  Company,  incorporated  by
       reference to the Company's Form 8-K, dated January 1, 1991.

10(f) Memorandum of Performance No. 3 dated April 27, 1993, to the Master Agreement, Technology License, and Supply Agreement between the Company and Heidelberger Druckmaschinen Aktiengesellschaft, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1993.

10(g) Modification to Memorandum of Performance No. 3 dated April 27, 1993, to the Master Agreement, Technology License, and Supply Agreement between the Company and Heidelberger Druckmaschinen Aktiengesellschaft.+

10(h) Memorandum of Understanding No. 4 dated November 9, 1995, to the Master Agreement and Technology License and Supply Agreement between the Company and Heidelberger Druckmaschinen Aktiengesellschaft. ***(I)

10(i)  Lease relating to real property located at 9 Commercial St., Hudson,  NH.
       +++

10(j) Lease relating to real property located at 18-20 Hampshire Dr., Hudson, New Hampshire. +++

10(k) Employment Agreement dated March 30, 1999 between the Company and Richard Williams.

10(l)  1991 Stock Option Plan. *

10(m)  1994 Stock Option Plan. +

10(n)  Non-Employee Director Stock Option Plan.

10(o)  1997 Interim Stock Option Plan. ++

10(p) Memorandum of Understanding No. 5 dated March 7, 1997 between the Company and Heidelberger Druckmaschinen Aktiengesellschaft. ***(I)

10(q) Amendment to Loan Agreement between the Company and Citizens Bank, New Hampshire.

10(r) Revolving Line of Credit Promissory Note in favor of Citizens Bank, New Hampshire.

10(s)  1998 Stock Incentive Plan ++++

10(t)  Employment  Agreement  by and between the Company and Robert W.  Hallman.
       +++++

11     Calculations of earnings per share

21     Subsidiaries of the Company.

23(a)  Consent of BDO Seidman LLP.

27     Financial Data Schedule (for SEC use only)

(a)    Exhibits

(b)    No Form 8-K's were filed during the quarter ended January 2, 1999.

(c)    See Item 13(a)(3) above.

(d)    See Item 13(a)(2) above.


----------
* Previously filed as an exhibit to the Company's Annual report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated by reference thereto.

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

++++ Incorporated by reference to the exhibit to the Company's April 23, 1998 Proxy Statement.

+++++ Previously filed as an exhibit filed with the Company's Quarterly report on Form 10-Q for the Quarter ended October 3, 1998 and incorporated by reference thereto.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page

Report of Independent Certified Public Accountants                          F-2

Balance Sheets as of January 2, 1999 and
  January 3, 1998                                                           F-3

Statements of Operations for the fiscal years ended
  January 2, 1999, January 3, 1998, and
  December 28, 1996                                                         F-4

Statements of Changes in Stockholders' Equity
  for the fiscal years ended January 2, 1999,
  January 3, 1998, and December 28, 1996                                    F-5

Statements of Cash Flows for the fiscal years ended
  January 2, 1999, January 3, 1998, and
  December 28, 1996                                                         F-6

Notes to Financial Statements                                               F-7

Financial Statement Schedule:

Schedule II - Valuation and qualifying accounts
  and reserves                                                              FS-1

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Presstek, Inc.
Hudson, New Hampshire

We have audited the accompanying balance sheets of Presstek, Inc. as of January 2, 1999 and January 3, 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Presstek, Inc. at January 2, 1999 and January 3, 1998, and the results of its operations and its cash flows for the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


/s/ BDO SEIDMAN, LLP
    BDO SEIDMAN, LLP

New York, New York
February 19, 1999, except for Note 14, as to which the date is March 31, 1999.

                                 PRESSTEK, INC.
                                 BALANCE SHEETS


                                                                January 2,     January 3,
                                                                      1999           1998

                                                         (In thousands, except per share data)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      $   3,174      $   5,201
  Marketable securities                                             16,107          1,008
  Accounts receivable, net of allowance for losses
    of $2,536 in fiscal 1998; and $941 in fiscal 1997               20,638         26,401
  Inventories                                                        9,857         13,308
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                               823          1,096
  Other current assets                                                 980            431
                                                                 ---------      ---------
          Total current assets                                      51,579         47,445
                                                                 ---------      ---------
PROPERTY, PLANT  AND EQUIPMENT:
  Land and land improvements                                         2,412          2,571
  Buildings                                                         16,776         15,424
  Machinery and equipment                                           33,354         29,758
  Furniture and fixtures                                             1,238            996
  Leasehold improvements                                             2,392          2,572
  Other                                                                 71             34
                                                                 ---------      ---------
          Total                                                     56,243         51,355
Less accumulated depreciation and amortization                      (9,850)        (6,392)
                                                                 ---------      ---------
          Property, plant and equipment, net                        46,393         44,963
                                                                 ---------      ---------
OTHER ASSETS:
  Goodwill, net                                                      5,996          5,820
  Patent application costs and license rights, net                   3,625          1,932
  Software development costs, net                                       91            304
  Other                                                                190              9
                                                                 ---------      ---------
Total other assets                                                   9,902          8,065
                                                                 ---------      ---------
TOTAL                                                            $ 107,874      $ 100,473
                                                                 =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable                                                   $    --        $   4,800
  Current portion of mortgage term loan                                522           --
  Accounts payable                                                   8,104          7,530
  Accrued expenses                                                   1,782          1,280
  Accrued salaries and employee benefits                             1,061            873
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                                3,030           --
                                                                 ---------      ---------
          Total current liabilities                                 14,499         14,483
                                                                 ---------      ---------
MORTGAGE TERM LOAN                                                   5,922           --
                                                                 ---------      ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
    1,000,000 shares; no shares issued or outstanding                   --             --
  Common stock, $.01 par value; authorized 75,000,000 shares;
    issued and outstanding 32,276,263 shares at January 2, 1999;
    31,866,554 shares at January 3, 1998                               323            319
Additional paid-in capital                                          67,296         63,157
Accumulated other comprehensive loss                                    --               (1)
Retained earnings                                                   19,834         22,515
                                                                 ---------      ---------
          Stockholders' equity                                      87,453         85,990
                                                                 ---------      ---------
TOTAL                                                            $ 107,874      $ 100,473
                                                                 =========      =========


              See notes to financial statements

                                 PRESSTEK, INC.
                            STATEMENTS OF OPERATIONS


                                                     For the Fiscal Years Ended
                                                January 2,    January 3,  December 28,
                                                  1999          1998          1996
                                                --------      --------      --------
                                                (In thousands, except per share data)
REVENUES:
  Product sales                                 $ 70,962      $ 72,858      $ 33,569
  Royalties and fees from licensees               13,424        18,703        15,058
                                                --------      --------      --------
      Total revenues                              84,386        91,561        48,627
                                                --------      --------      --------

COSTS AND EXPENSES:
  Cost of products sold                           54,774        45,678        21,826
  Engineering and product delopment               16,488        11,246         8,894
  Sales and marketing                              5,867         4,522         2,587
  General and administrative                      10,834         6,507         4,740
                                                --------      --------      --------
      Total costs and expenses                    87,963        67,953        38,047
                                                --------      --------      --------
INCOME (LOSS) FROM OPERATIONS                     (3,577)       23,608        10,580
                                                --------      --------      --------

OTHER INCOME (EXPENSE):
  Dividend and interest, net                         633           379           786
  Other, net                                         263          (155)         (245)
                                                --------      --------      --------
      Total other income (expense), net              896           224           541
                                                --------      --------      --------
INCOME (LOSS) BEFORE INCOME TAXES                 (2,681)       23,832        11,121
PROVISION FOR INCOME TAXES                            --         9,460         4,000
                                                --------      --------      --------
NET INCOME (LOSS)                               $ (2,681)     $ 14,372      $  7,121
                                                ========      ========      ========
BASIC EARNINGS (LOSS) PER SHARE                 $  (0.08)     $   0.46      $   0.24
                                                ========      ========      ========
DILUTED EARNINGS (LOSS) PER SHARE               $  (0.08)     $   0.44      $   0.21
                                                ========      ========      ========
COMMON SHARES OUTSTANDING                         31,986        31,300        29,858
                                                ========      ========      ========
COMMON SHARES OUTSTANDING ASSUMING DILUTION       31,986        32,695        33,163
                                                ========      ========      ========


                        See notes to financial statements

                                 Presstek, Inc.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           For the Fiscal Years Ended
             January 2, 1999, January 3, 1998, and December 28, 1996


                                                                                                         Accumulated
                                                                              Additional                    Other         Total
                                                         Common Stock           Paid-in      Retained   Comprehensive  Stockholders'
                                                     Shares       Amount        Capital      Earnings    Income (Loss)   Equity
                                                     ------       ------        -------      --------    -------------   ------
                                                                          (In thousands, except per share data)
BALANCE AT DECEMBER 30, 1995                         14,765      $    148      $ 21,560      $  1,022     ($     3)     $ 22,727
Comprehensive income
  Net income for the fiscal year                                                                7,121                      7,121
  Other comprehensive income (loss)
   Unrealized loss on marketable securities                                                                    (40)          (40)
                                                                                                                        --------
Comprehensive income for the fiscal year                                                                                    7,081
                                                                                                                        --------
Issuance of common stock relative to the
  exercise of incentive and non-qualified stock
  options at $2.15 - $26.375 per share                  344             3         3,580                                    3,583
Issuance of common stock relative to the
  private placements at $73.00 per share                283             3        20,206                                   20,209
Costs relative to the private placements                                            (34)                                     (34)
Tax benefit arising from stock option deductions         --            --         3,876            --           --         3,876
                                                     ------      --------      --------      --------     --------      --------
BALANCE AT DECEMBER 28, 1996                         15,392      $    154      $ 49,188      $  8,143     ($    43)     $ 57,442
Comprehensive income
  Net income for the fiscal year                                                               14,372                     14,372
  Other comprehensive income (loss)
   Unrealized gain on marketable securities                                                                     42            42
                                                                                                                        --------
Comprehensive income for the fiscal year                                                                                  14,414
                                                                                                                        --------
Issuance of common stock relative to the
  exercise of incentive and non-qualified stock
  options at $2.85 - $35.00 per share                   924            10         4,855                                    4,865
Two-for-one stock split effected in the form
  of a 100% stock dividend                           15,551           155          (155)                                      --
Tax benefit arising from stock option deductions         --            --         9,269            --           --         9,269
                                                     ------      --------      --------      --------     --------      --------
BALANCE AT JANUARY 3, 1998                           31,867      $    319      $ 63,157      $ 22,515     ($     1)     $ 85,990
Comprehensive loss
  Net loss for the fiscal year                                                                 (2,681)                    (2,681)
  Other comprehensive income (loss)
    Unrealized gain on marketable securities                                                                     1             1
                                                                                                                        --------
Comprehensive loss for the fiscal year                                                                                    (2,680)
                                                                                                                        --------
Issuance of  unregistered  shares of
  common stock relative to the acquisition of
    Heath Custom Press, Inc.
       at $25.38 per share                               94             1         2,406                                    2,407
Issuance of common stock relative to the
  exercise of incentive and non-qualified stock
  options at $2.85 - $10.94 per share                   315             3         1,733            --           --         1,736
                                                     ------      --------      --------      --------     --------      --------
BALANCE AT JANUARY 2, 1999                           32,276      $    323      $ 67,296      $ 19,834     ($     0)     $ 87,453
                                                     ======      ========      ========      ========     ========      ========


                       See notes to financials statements

                                 PRESSTEK, INC.
                            STATEMENTS OF CASH FLOWS
                           For the Fiscal Years Ended


                                                                                January 2,         January 3,         December 28,
                                                                                  1999                1998                1996
                                                                                --------            --------            --------
                                                                                                 (In thousands)
CASH FLOWS - OPERATING ACTIVITIES:
  Net income (loss)                                                             $ (2,681)           $ 14,372            $  7,121
  Adjustments to reconcile net income (loss)  to net
    cash provided by operating activities:
      Tax benefit arising from stock option deductions                                --               9,269               3,876
      Depreciation                                                                 4,070               2,214               1,254
      Amortization                                                                   999                 909                 785
      Provision for warranty and other costs                                         766               1,164                 616
      Provision for losses on accounts receivable                                  5,006               1,074                 113
      Other, net                                                                     (35)                (71)                107
  (Increase) decrease in:
      Accounts receivable                                                          1,238             (10,169)             (9,470)
      Inventories                                                                  4,109              (2,669)             (5,036)
      Costs and estimated earnings in excess of
        billings on uncompleted contracts                                            273                 530                (606)
      Other current assets                                                          (549)                424                (475)
  Increase (decrease) in:
      Accounts payable and accrued expenses                                         (611)             (1,538)              5,109
      Accrued salaries and employee benefits                                         110                 187                 169
      Billings in excess of costs and estimated
        earnings on uncompleted contracts                                          3,030              (1,355)                668
                                                                                --------            --------            --------
             Net cash provided by operating activities                            15,725              14,341               4,231
                                                                                --------            --------            --------
CASH FLOWS - INVESTING ACTIVITIES:
      Investment in subsidiary, net of cash acquired                                  --                  --              (7,456)
      Purchases of property, plant and equipment                                  (5,835)            (27,918)            (16,390)
      Proceeds from sale of land and equipment                                       442                 538                  66
      Proceeds from sale of certain net assets
        of Heath Custom Press, Inc.                                                  732                  --                  --
      Increase in other assets                                                    (1,074)               (449)               (851)
      Sales and maturities of marketable securities                                1,000               5,493               3,500
      Purchases of marketable securities                                         (16,036)                 --              (6,956)
                                                                                --------            --------            --------
             Net cash (used for) investing activities                            (20,771)            (22,336)            (28,087)
                                                                                --------            --------            --------
CASH FLOWS - FINANCING ACTIVITIES:
      Net proceeds from sale of common stock                                       1,736               4,865              23,759
      Proceeds under mortgage term loan                                            6,900                  --                  --
      Repayments of mortgage term loan                                              (456)                 --                  --
      Net proceeds from revolving line of credit                                      --               4,800                  --
      Net payments on revolving line of credit                                    (4,800)                 --                  --
      Payment on Heath Custom Press, Inc.'s
        revolving line of credit                                                    (600)                 --                  --
                                                                                --------            --------            --------
             Net cash provided by financing activities                             2,780               9,665              23,759
                                                                                --------            --------            --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (2,266)              1,670                 (97)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                      5,201               3,531               3,628
  Cash acquired from Heath Custom Press, Inc.                                        239                  --                  --
                                                                                --------            --------            --------
CASH AND CASH EQUIVALENTS END OF PERIOD                                         $  3,174            $  5,201            $  3,531
                                                                                ========            ========            ========
SUPPLEMENTAL  DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid during the period for:
      Interest                                                                  $    225            $    171            $     --
                                                                                ========            ========            ========
      Income taxes                                                              $    250            $     90            $     45
                                                                                ========            ========            ========
NON-CASH INVESTING AND FINANCING ACTIVITY:
  Common stock issued and net assets acquired relating
    to the acquisition of Heath Custom Press, Inc.                              $  2,407            $     --            $     --
                                                                                ========            ========            ========

                       See notes to financial statements

                                 PRESSTEK, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business - Presstek, Inc. ("Presstek", or "the Company") is principally engaged in the development, manufacture, and sale of PEARL(R), its patented, proprietary, digital imaging system and process-free thermal ablation printing plate technologies. Presstek's products and applications incorporate PEARL technologies and utilize PEARL consumables for computer-to-plate and direct-to-press applications. PEARL's thermal laser diode system enables its customers to produce high quality, full color lithographic printed materials for the printing and graphic arts industries. The Company is also engaged in the development, manufacture, and sale of vacuum deposition coating equipment at its Delta V Technologies Inc. ("Delta V") subsidiary. Based in Tucson, Arizona, Delta V develops processes, materials and equipment for vacuum coating applications. Its equipment and process innovations are used in a broad range of industries and applications including graphic arts, capacitors, electronics, optics, architectural and decorative glass, flat panel displays and packaging. See Note 2 of the financial statements.

     In January 1998, the Company acquired 100% of the stock of Heath Custom Press, Inc. ("Heath") of Seattle, Washington. On October 26, 1998 the Company sold certain assets of Heath, which was engaged in the design and manufacture of custom printing presses. See Note 2 of the financial statements.

     The Company operates in two reportable business segments, the Direct Imaging Products segment, and Delta V. See Note 8 of the financial statements.

     Principles of Consolidation - The financial statements for the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996 include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

     Fiscal Year - The Company operates and reports on a 52 / 53 week fiscal year ending on the Saturday closest to December 31. Accordingly, fiscal 1998 ended January 2, 1999, fiscal 1997 ended January 3, 1998, and fiscal 1996 ended December 28, 1996. The 1998 and 1996 fiscal years each reflects 52 weeks, while the 1997 fiscal year reflects 53 weeks.

     Use of Estimates - The Company prepares its financial statements in conformity with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Many of the Company's estimates and assumptions used in the financial statements relate to the Company's products, which are subject to rapid technological change.

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

     Revenues from fixed-price and modified fixed-price production and development contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to the estimated total of direct costs for each contract. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revisions become known.

     Product Warranties - The Company warrants its products against defects in material and workmanship for a period of one year. Anticipated future warranty costs are accrued by a charge to expense as products are shipped and the related revenue recognized. At January 2, 1999 and January 3, 1998, accrued expenses included accrued warranty costs of $1,067,000 and $933,000.

     Inventories - Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method. At January 2, 1999 and January 3, 1998, inventories consisted of the following:

                                                     1998             1997
                                                     ----             ----
                                                        (In thousands)

     Raw materials                                 $ 7,289          $ 7,698

     Work in process                                   690            3,840

     Finished goods                                  1,878            1,770
                                                   -------          -------

          Total                                    $ 9,857          $13,308
                                                   =======          =======

     Property, Plant and Equipment - Property, plant and equipment are stated at cost and are depreciated using a straight-line method for both financial reporting and for tax purposes over their estimated useful lives (ranging from 3 to 30 years). Leasehold improvements are amortized over the life of the lease for financial reporting purposes and a required longer period for tax purposes.

     Goodwill - The excess of cost over the fair value of net assets acquired, which relates to the Company's acquisition of Delta V (Note 2), is being amortized over a twenty year period using the straight line method. At January 2, 1999 goodwill of $6,969,000 is stated net of total accumulated amortization of $973,000. Amortization expense was $325,000 for the fiscal year ended January 2, 1999 and $324,000 for each of the fiscal years ended January 3, 1998, and December 28, 1996.

     Patent Application Costs and License Rights - Patent application costs represent the expense of preparing and filing applications to patent the Company's proprietary technologies, in addition to certain patent and license rights obtained in the acquisitions of Delta V and Heath. Such costs are amortized over a period ranging from five to seven years, beginning on the date the patents or rights are issued or acquired. Amortization expense for the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996, was $466,000, $190,000, and $212,000, respectively.

     Software Development Costs - Software development costs for products and certain product enhancements are capitalized subsequent to the establishment of their technological feasibility (as defined in Statement of Financial Accounting Standards No. 86) based upon the existence of working models of the products which are ready for initial customer testing. Costs incurred prior to such technological feasibility or subsequent to a product's general release to customers are expensed as incurred. During fiscal 1998 and 1997, the Company did not incur material costs subject to capitalization. Through fiscal 1996, the Company incurred and capitalized $895,000 of costs subject to capitalization. Amortization of these costs commenced in fiscal 1995 when the related product was released to customers. Amortization expense reported for the fiscal years 1998, 1997, and 1996 was $110,000, $376,000, and $250,000, respectively.
Amortization expense is based upon the ratio that current gross revenues bear to total estimated gross revenues, which was an amount greater than amortization on a straight-line method over the estimated economic life of the product from three to five years. Based upon current sales estimates software costs, are expected to be fully amortized in less than one year.

     Non-Competition and Confidentiality Covenants - The consideration paid by the Company to the selling shareholders of Delta V with respect to non-competition and confidentiality is being amortized over a four year period using the straight line method. Amortization expense was $49,000 for each of the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996.

     Research and Development Costs - Research and development costs are expensed as incurred for financial reporting purposes. Such costs aggregated $16,488,000, $11,246,000, and $8,894,000, for the fiscal years ended January 2,
1999, January 3, 1998, and December 28, 1996, respectively.

     Fair Value of Financial Instruments - The carrying values of cash equivalents, marketable securities available for sale, accounts receivable, accounts payable and notes payable approximate fair value due to the short-term maturity of these instruments. The carrying amounts of the Company's bank borrowings under its revolving credit agreement approximates fair value because the interest rates are based on floating rates identified by reference to market rates. The fair value of the Company's other long-term debt is estimated based on quoted market prices. At January 2, 1999, the fair value of the Company's long term debt approximated carrying value.

     Cash Equivalents, and Marketable Securities - For purposes of reporting cash flows, the Company considers all savings deposits, certificates of deposit, and money market funds and deposits purchased with a maturity of three months or less to be cash equivalents. At January 2, 1999, and January 3, 1998, cash and cash equivalents consisted of cash balances on deposit and money market funds. Marketable securities are classified as available for sale and are stated at fair market value. All unrealized gains and losses, if any, are recorded as a separate component of stockholders' equity. At January 2, 1999 marketable securities consisted of high-quality debt securities and commercial paper. At January 3, 1998 marketable securities consisted of United States Treasury Notes.

     Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, marketable securities and accounts receivable. The Company invests in high-quality money market instruments, securities of the U.S government, and high-quality corporate issues. Accounts receivable, are generally unsecured and are derived from the Company's customers located around the world. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Concentration of credit risk with respect to accounts receivable results from a significant portion of the Company's receivables concentrated with two major customers. See Note 8 of the financial statements.

     Reclassification   -  Certain  prior  fiscal  years'   accounts  have  been
reclassified for comparative purposes to conform to the presentation in the current fiscal year.

     Long Lived Assets - Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No write downs, were necessary for the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996.

     Stock-Based Compensation - The Company accounts for stock options granted to employees under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as permitted by Statement of Financial Accounting Standards No. 123, ("SFAS 123") "Accounting for Stock-Based Compensation. APB 25 provides for compensation cost to be recognized over the vesting period of the options based on the difference, if any, between the fair market value of the Company's stock and the option price on the grant date. SFAS 123 requires companies that follow APB 25 to provide pro forma disclosure of the effect of applying the optional fair value method. See Note 7 of the financial statements.

     Basic and Diluted Earnings (Loss) per Share - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average numbers of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all diluted potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options. For fiscal 1998, potentially dilutive securities that related to shares issuable upon the exercise of stock options granted by the Company were excluded, as their effect was antidilutive. See Note 4 of the financial statements.

     Comprehensive Income - The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" in the first quarter of fiscal 1998. SFAS No 130 sets standards for the reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is comprised of net income and all changes in stockholders' equity except those due to investments by owners and distributions to owners, which for the Company includes unrealized gains (losses) on marketable securities. The Company has elected to disclose comprehensive income in its Statement of Changes in Stockholders' Equity.

     Effect of New Accounting Pronouncements - The American Institute of Certified Public Accountants has issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). This SOP defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customers, initiating a new process in an existing facility, or commencing some new operation. SOP 98-5 requires that these start-up costs be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998, although earlier application is encouraged. Management does not believe that adoption of SOP 98-5 will materially impact the results of operations, financial position, and future financial statement disclosures.

     In June 1998 the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards No. 133; "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not presently enter into any transactions involving derivative financial instruments and, accordingly, does not anticipate the new standard will have any effect on its financial statements for the foreseeable future.

2.   BUSINESS ACQUISITIONS

     In January 1998, the Company acquired 100% of the stock of Heath Custom Press, Inc. ("Heath"), of Seattle, Washington. Heath was engaged in the design and manufacture of custom printing presses. Heath was purchased for 94,865 unregistered shares of the Company's common stock. The purchase price of $2,407,000 has been allocated to assets acquired and liabilities assumed based on the fair market value at the date of acquisition as follows: current assets, $2,198,000; patents, $1,781,000; long-term assets, $186,000; other liabilities, $1,758,000. The acquisition was accounted for as a purchase and, accordingly, the results of Heath's operations have been included in the Company's financial statements for the fiscal year 1998. The results of Heath's operations would not have had a material impact on the Company's results of operations for fiscal 1997 and 1996, and were not material in 1998.

     In October 1998, the Company sold certain assets of Heath for $1,000,000, which approximated book value. The Company retained all rights to the Heath patent.

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

     Simultaneous with the closing of the acquisition; the Company entered into a Put and Call Option Agreement (the "Option Agreement"). The Option Agreement provides the Company with the right, at any time after February 15, 2000, to acquire the remaining 10% of the outstanding common stock of Delta V for an aggregate consideration of $2,000,000. The Option Agreement also provides the selling shareholders of Delta V, and another individual with the right, at any time after August 15, 2000, to cause the Company to purchase the remaining shares for aggregate consideration of $1,000,000. The Option Agreement will terminate if Delta V consummates an initial public offering of its securities prior to February 15, 2000. On December 28, 1998, the Company acquired an additional 7% of the outstanding common stock of Delta V for consideration of $500,000 pursuant to the Option Agreement. The additional purchase price was recorded as goodwill.

     The acquisition was accounted for as a purchase and, accordingly, the results of Delta V's operations have been included in the Company's fiscal 1998, 1997, and 1996 financial statements.

3.   MARKETABLE SECURITIES

     Marketable Securities are classified as available for sale and consist of treasury notes and of auction rate securities and commercial paper, and are stated at fair value.

     Marketable securities as of January 2, 1999, of $16,107,000, will mature at various dates in fiscal 1999. No aggregate net unrealized holding losses were recorded at January 2, 1999. At January 3, 1998, there was an aggregate net unrealized holding loss of $1,000, which was included as a separate component of stockholders' equity in the accompanying balance sheet.

     For the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996, the Company received proceeds from the sale or maturity of available for sale securities of $1,000,000, $5,494,000, and $3,500,000, and recorded net realized losses of $9,135 in 1997. There were no net realized losses recorded in 1998 or 1996. In computing such realized losses, cost was determined using the specific cost method.

4.   EARNINGS (LOSS) PER SHARE

     On May 30, 1997, the Company's Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend during the third quarter of fiscal 1997. The split resulted in the issuance of 15,549,862 shares of common stock. All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the split. The following represents the calculation of basic and diluted earnings (loss) per share for the fiscal years ended:

                                            January 3,  January 2,  December 28,
                                               1999         1997         1996
                                               ----         ----         ----
                                           (In thousands, except per share data)

Net income (loss) as reported               $  (2,681)     $14,372     $ 7,121
                                            =========      =======     =======

Weighted average shares outstanding
  for basic earnings (loss) per share          31,986       31,300      29,858

Effect of assumed conversion
  of stock options                               --          1,395       3,305
                                            ---------      -------     -------

Weighted average shares outstanding
  for diluted earnings (loss) per share        31,986       32,695      33,163
                                            =========      =======     =======

Basic earnings (loss) per share             $   (0.08)     $  0.46     $  0.24
                                            =========      =======     =======

Diluted earnings (loss) per share           $   (0.08)     $  0.44     $  0.21
                                            =========      =======     =======

     All stock options outstanding are excluded from the fiscal 1998 calculation of diluted loss per share, as their effect would be anti-dilutive. Options to purchase 1,111,000 and 287,000 shares of common stock at exercise prices ranging from $26.38 to $49.62 per share were outstanding during a portion of fiscal 1997 and fiscal 1996, respectively. These options were not included in the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common shares. These options, which expire between January 2, 2001 and December 22, 2003, were all outstanding at the end of fiscal 1997 and 1996, respectively.

5.   INCOME TAXES

     The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. The primary objectives of accounting for income taxes are to (a) recognize the amount of tax payable for the current fiscal year (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company's financial statements or tax returns.

     The components of the provision for income taxes for the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996, were as follows:

                                             1998        1997       1996
                                             ----        ----       ----
                                                    (In thousands)

     Current tax expense - State            $    --     $  191     $  124

     Charge in lieu of income taxes:
        Federal                                  --      7,740      3,360
        State                                    --      1,529        516
                                            -------     ------     ------

     Total provision                        $    --     $9,460     $4,000
                                            =======     ======     ======

     The Company did not record a provision for United States federal or state income taxes or a charge in lieu of federal or state income taxes due to the net operating loss in fiscal 1998. The charge in lieu of income taxes included in the fiscal 1997 provision for income taxes represents the tax benefit arising from stock option deductions in that year and the realization of net operating loss carryforwards resulting from such deductions for tax purposes. The charge in lieu of income taxes included in the fiscal 1996 provision for income taxes represents the tax benefit arising from stock option deductions in that year. The tax benefit related to such stock option deductions has been credited to stockholder's equity.

     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax assets and liabilities consisted of the following at January 2, 1999, and January 3, 1998:

                                                         1998         1997
                                                         ----         ----
                                                           (In thousands)
     Deferred tax assets:
        Net operating loss carryforwards              $ 13,300      $  9,500
        Tax credits                                      2,200         2,050
        Warranty provisions and other accruals           3,000         1,100
                                                      --------      --------
           Gross deferred tax assets                    18,500        12,650
                                                      --------      --------

     Deferred tax liabilities:
        Amortizable and depreciable assets                 650           700
        Accumulated depreciation and amortization        5,000           200
                                                      --------      --------
           Gross deferred tax liabilities                5,650           900
                                                      --------      --------

                                                        12,850        11,750

     Less valuation allowance                          (12,800)      (11,700)
                                                      --------      --------

     Deferred tax asset - net                         $     50      $     50
                                                      ========      ========

     The $50,000 deferred tax asset was included in other current assets at January 2, 1999 and January 3, 1998. The valuation allowance increased $1,100,000 and $3,700,000 in fiscal 1998 and 1997, respectively.

     The difference between income taxes at the United States federal income tax rate and the effective income tax rate was as follows for the fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996:

                                                      1998      1997      1996
                                                      ----      ----      ----

     Computed at federal statutory rate               (34)%      35%       34%
     Increase (decrease) resulting from:
        Expenses producing no current tax benefit      70%        3%        1%
        State tax, net of federal benefit              --         4%        4%
        Valuation allowance                            29%       --        --
        Deductions for tax purposes in excess of
        expenses for financial statement purposes     (65)%      (2)%      (3)%
                                                      ---       ---       ---
                Effective rate, net                     0%       40%       36%
                                                      ===       ===       ===

     As of January 2, 1999, the Company had net operating loss carryforwards totaling approximately $38,000,000 resulting principally from compensation deductions for tax purposes relative to stock option plans. To the extent net operating losses resulting from stock option plan compensation deductions become realizable, the benefit will be credited directly to additional paid in capital. The amount of the net operating loss carryforwards that may be utilized to offset future taxable income, when earned, may be subject to certain limitations, based upon changes in the ownership of the Company's common stock. The following is a breakdown of the net operating losses and their expiration dates:

                                                Amount of Remaining
                                                  Net  Operating
               Expiration date                   Loss Carryforwards
               ---------------                   ------------------
                  2005                               $  2,240
                  2006                               $  5,020
                  2008                               $     50
                  2009                               $    500
                  2010                               $  8,750
                  2011                               $ 14,850
                  2012                               $  4,400
                  2013                               $  2,300

     In addition, the Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) of approximately $2,200,000 which are available to offset future income tax liabilities when incurred.

6.   RELATED PARTIES

     During fiscal 1998, 1997, and 1996, the Company recorded sales of equipment and consumables to Pitman Company of $13,728,000, $7,579,000, and $3,379,000, respectively. At January 2, 1999 and January 3, 1998, the Company had accounts receivable from Pitman of $3,796,000 and $1,460,000, respectively. John Dreyer, who has been a director of the Company since February 1996, is Pitman's President and Chief Executive Officer.

     On February 28, 1998, the Company made a loan to Robert E. Verrando in the amount of $200,000 at an interest rate of 8% per annum, with the principal and accrued interest payable on demand. At January 2, 1999, $213,333 was due to the Company. Mr. Verrando was the President and Chief Operating Officer of the Company from February 1996 to January 1999 when he retired from these positions. He was appointed Secretary of the Company in September 1998. He also remains a director on the Company's Board of Directors, and a consultant to the Company.

     The Company subleases certain of its office facilities as a tenant-at-will from Mr. Robert Howard, the Company's Chairman Emeritus. Payments totaled $38,000 for the fiscal year ended January 2, 1999 and $36,000 for each of the fiscal years ended January 3, 1998 and December 28, 1996. The Company paid Mr. Howard $133,000, $145,000, and $125,000 for consulting services provided to the Company during fiscal 1998, 1997, and 1996, respectively. The Company had a payable to Mr. Howard of $12,000 for consulting services at January 2, 1999. During fiscal 1996, the Company made equipment purchases from Howtek, Inc. ("Howtek") totaling $54,000. Mr. Howard is Chairman of the Board of Howtek.

7.   STOCKHOLDERS' EQUITY

     References herein to shares, options, warrants and the prices per share have been restated for all stock splits, effected in the form of stock dividends.

     Preferred Stock - The Company's certificate of incorporation empowers the Board of Directors, without stockholder approval, to issue up to 1,000,000 shares of $.01 par value preferred stock, with dividend, liquidation, conversion, and voting or other rights to be determined upon issuance by the Board of Directors.

     Restricted Stock Purchase Plan - On August 22, 1988 the Company adopted a Restricted Stock Purchase Plan ("the Purchase Plan"). The Purchase Plan originally authorizing the sale of up to 125,000 shares of common stock to its employees at a price to be determined by the Board of Directors, but in no event to be less than $.01 per share or greater than 110% of the then fair market value. This plan expired August 21, 1998.

     Stock Option Plans - As of January 3, 1999 the Company had four stock option plans in effect. The 1991 Stock Option Plan (the "1991 Plan"), the 1994 Stock Option Plan (the "1994 Plan"), the 1997 Interim Stock Option Plan (the "1997 Plan") and the 1998 Stock Incentive Plan (the "1998 Plan"). The 1988 Stock Option Plan (the "1988 Plan") expired on August 21, 1998. No future grants will be issued under this plan, however 20,368 shares remain outstanding and will expire according to the specified expiration dates under the individual grants.

     The 1991 Plan and the 1994 Plan provide for the award of options, to key employees and other persons, to purchase up to 2,500,000 shares of the Company's common stock.

Options granted under these plans may be either Incentive Stock Options ("ISOs") or Nonqualified Options ("NQOs"). Generally, ISOs may only be granted to employees of the Company, at an exercise price of not less than fair market value of the stock at the date of grant. NQOs may be granted to any person, at any exercise price not less than par value, within the discretion of the Board of Directors or a committee appointed by the Board of Directors ("Committee"). The 1997 Plan provides for the award of options to key employees and other persons, to purchase up to 250,000 shares of the Company's common stock. Only NQOs may be granted under this Plan.

     Under the 1997, 1994 and 1991 Plans, any options granted will generally become exercisable in increments over a period not to exceed ten years from the date of grant, to be determined by the Board of Directors or Committee. These options generally will expire not more than ten years from the date of grant.

     The 1998 Plan provides for the award (collectively "awards") of stock options, restricted stock, deferred stock, and other stock based awards to officers, directors, employees, and other key persons. A total of 3,000,000 shares of common stock, subject to anti-dilution adjustments have been reserved for this plan. Options under the 1998 Plan become exercisable upon the earlier of a date set by the Board of Directors or Committee at the time of grant or the close of business on the day before the tenth anniversary of the stock options' date of grant. Options become exercisable the day before the fifth anniversary of the date of grant in the case of an ISO.

     Director Stock Option Plan - The Company's Non-employee Director Stock Option Plan (the "Director Plan") allows only non-employee directors of the Company (other than Robert Howard or Dr. Lawrence Howard) to receive grants under the Director Plan. The Director Plan provides that eligible directors automatically receive a grant of options to purchase 5,000 shares of common stock at fair market value upon first becoming a director and, thereafter, an annual grant, in January of each year, of options to purchase 2,500 shares at fair market value. Options granted under this plan become 100% exercisable after one year and terminate five years from date of grant.

     The following table summarizes information about stock options outstanding at January 2, 1999:

                                    OPTIONS OUTSTANDING                                           OPTIONS EXERCISABLE
                                    -------------------                                           -------------------
                             Outstanding       Weighted-Average                           Exercisable as
         Range of               as of             Remaining           Weighted-Average          of           Weighted-Average
     Exercise Prices            1/2/99        Contractual Years        Exercise Price         1/2/99         Exercise Price
     ---------------            ------        -----------------        --------------         ------         --------------
 $3.55 -  $ 7.78              813,171               1.4                   $  7.49              800,484           $  7.49

 $7.79 -  $10.00              442,315               2.9                   $  9.41              242,440           $  9.77

 $10.01 - $13.50              143,850               2.6                   $ 11.33               61,100           $ 11.46

 $13.51 - $14.00              911,700               3.7                   $ 13.75              318,800           $ 13.75

 $14.01 - $44.75              190,000               3.4                   $ 21.96               97,500           $ 29.37
                            ---------                                                        ---------
                            2,501,036               2.7                   $ 11.43            1,520,324           $ 10.73
                            =========                                                        =========



     Information concerning all stock option activity under the 1988, 1991, 1994, 1997, 1998 and the Director Plans for the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996 is summarized as follows:

                                                                                               Weighted
                                  Option                     Option Price                    Average Price
                                  Shares                       Per Share                      Per Share
                                  ------                       ---------                      ---------
Outstanding at
December 30, 1995                3,611,792                   $ 2.15 - $31.00                  $    6.65


Granted                            670,800                   $25.50 - $49.62                  $   38.80
Exercised                         (688,260)                  $2.15 -  $26.38                  $    5.21
Cancelled/Expired                   (1,000)                  $24.00 - $24.00                  $   24.00
                                ----------

Outstanding at
December 28, 1996                3,593,332                   $ 2.85 - $49.62                  $   12.92

Granted                            604,600                   $22.00 - $49.38                  $   29.70
Exercised                       (1,082,002)                  $2.85 -  $35.00                  $    4.50
Cancelled/Expired                  (83,250)                  $7.90 -  $44.75                  $   35.91
                                ----------

Outstanding at
January 3, 1998                  3,032,680                   $2.85 -  $49.62                  $   18.64

Granted                          1,503,000                   $7.19 -  $25.00                  $   13.40
Exercised                         (314,844)                  $2.85 -  $10.94                  $    5.51
Cancelled/Expired               (1,719,800)                  $4.85 -  $49.63                  $   26.96
                                ----------
Outstanding at
January 2, 1999                  2,501,036                   $3.55 -  $44.75                  $   11.43
                                ==========

     The incentive and nonqualified stock options summarized in the previous table were granted under various vesting schedules ranging from immediate to five years, with termination dates ranging from five to six years from dates of grant and may be subject to earlier termination as provided in the Plans.

     In April 1998, the Company repriced grants previously issued between April 10, 1995 and March 30, 1998 under its 1988, 1991, 1994, 1997 and Non-Employee
Director Stock Option Plans. A total of 1,127,000 options with exercise prices ranging from $18.00 to $49.63 per share were repriced to $13.75 or $14.75 per share. These options are reflected in the previous table as options granted and cancelled for fiscal 1998.

     The proceeds to the Company from stock options exercised during the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996 totaled $1,736,000, $4,865,000, and $3,583,000, respectively.

     Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", requires the Company to provide pro forma disclosure of net income and earnings per share as if the optional fair value method had been applied to determine compensation costs for the Company's Stock Option plans. The Company has used the Black-Scholes option-pricing model to estimate the fair value of each stock option issued in 1998, 1997, and 1996. The following weighted average assumptions were used in 1998, 1997, and 1996, respectively: a risk-free interest rate of 5.11%, 5.62% and 6.0%; an expected option life of 4.09 years, 4.65 years, and 4.08 years; expected volatility of 72.92%, 65.84% and 68.31%, and no dividends paid.

     Accordingly, the Company's net income (loss) and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

                                       1998           1997           1996
                                       ----           ----           ----
                                     (In thousands, except per share data)

Net income (loss)
   As reported                       $ (2,681)       $ 14,372       $ 7,121
   Pro forma                         $ (9,036)       $  8,772       $   249
Basic earnings (loss)
per share
   As reported                       $   (.08)       $    .46       $   .24
   Pro forma                         $   (.28)       $    .28       $   .01

Diluted earnings (loss)
per share
   As reported                       $   (.08)       $    .44       $   .21
   Pro forma                         $   (.28)       $    .27       $   .01

     The above pro forma's net income (loss) and net income (loss) per share do not recognize the related tax benefits in fiscal years 1997 and 1996 of $1,972,000 and $2,470,000, respectively, as these deferred tax assets would be fully offset by a valuation allowance. There was no related tax benefit for fiscal 1998.

     Other - During February 1996, the Company completed private placements of an aggregate of 282,846 shares of its common stock for gross proceeds of $20,208,758 to a limited number of domestic individual and institutional investors, net of costs of $33,500. A portion of the proceeds was used to acquire Delta V.

8.   Segment Information

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for fiscal 1998 year-end reporting. The statement requires disclosure of certain financial information related to operating segments. The Company has determined that it operates in two reportable segments, the Digital Imaging Products segment and Delta V. The Digital Imaging Products segment is primarily engaged in the development, manufacture and sales of its proprietary digital imaging systems and printing plate technologies for computer-to-plate and direct-to-press applications. Delta V develops processes, materials and equipment for vacuum coating applications. Its equipment and process innovations are used in a broad range of industries and applications including graphic arts, capacitors, electronics, optics, architectural and decorative glass, flat panel displays and packaging.

     The accounting policies of the reportable segments are the same as those described in Note 1, "Summary of Significant Accounting Policies." Sales between the segments are recorded at prices which approximate pricing for sales conducted at an arm's length basis. The segments are measured on operating profits or losses before net interest income, minority interest and income taxes.

     A summary of the Company's operations by segment for the years ended January 2, 1999, January 3, 1998 and December 28, 1996 are as follows:

                                           Digital
                                      Imaging Products   Delta V        Total
                                      ----------------   -------        -----
     Year ended January 2, 1999                       (In thousands)
     --------------------------
      Revenues                          $  74,165      $  10,221      $  84,386
      Inter-segment sales                      --            857            857
      Income (loss) from operations        (2,319)        (1,258)        (3,577)
      Total assets                         93,744         14,130        107,874
      Depreciation and amortization         4,050          1,019          5,069
      Capital expenditures                  5,775             59          5,834

     Year ended January 3, 1998
     --------------------------
      Revenues                             89,792          1,769         91,561
      Inter-segment sales                      --          7,513          7,513
      Income (loss) from operations        25,818         (2,210)        23,608
      Total assets                         85,634         14,839        100,473
      Depreciation and amortization         2,259            864          3,123
      Capital expenditures                 23,894          4,024         27,918

      Year ended December 28,1996
      ---------------------------
       Revenues                             46,677          1,950         48,627
       Inter-segment sales                      --          1,874          1,874
       Income (loss) from operations        11,051           (471)        10,580
       Total assets                         56,623         12,200         68,823
       Depreciation and amortization         1,506            532          2,038
       Capital expenditures                 13,306          3,084         16,390

For geographic reporting, revenues are attributed to the geographic locations based on the location of the Company's customer.

                                          1998          1997          1996
                                          ----         ------       -------
                                                   (in thousands)
     Geographic Revenues:
     United States                      $33,372       $11,448       $ 9,490
     Germany                             40,824        70,726        34,207
     All other                           10,190         9,387         4,930
                                        -------       -------       -------
                                        $84,386       $91,561       $48,627
                                        =======       =======       =======

     Revenues generated under the Company's agreements with Heidelberg and its distributors totaled $42,123,000, $73,747,000, and $35,696,000 for fiscal 1998,
1997, and 1996, respectively. (See Note 10.) Accounts receivable from Heidelberg totaled $10,860,000 and $19,419,000, respectively, at January 2, 1999, and January 3, 1998. Revenues generated under the Company's agreements with the Pitman Company totaled $13,728,000 in fiscal 1998. At January 2, 1999 the Company had accounts receivable from Pitman of $3,796,000. No other customers represented more than ten percent of the Company's revenues in fiscal 1998, 1997, and 1996.

9.   COMMITMENTS AND CONTINGENCIES

     The Company leases a number of its facilities under noncancellable operating leases, many of which contain renewal options. The agreements generally require minimum monthly rents, adjusted annually, plus a pro rata share of real estate taxes and certain other expenses. Total rental expenses as a result of these agreements were $513,000, $542,000, and $518,000 for fiscal 1998, 1997, and 1996, respectively. As of January 2, 1999, future minimum lease payments under these agreements were as follows:

                     1999                  $243,000
                     2000                   129,000
                                           --------
                     Total                 $372,000
                                           ========

     The Company has employment agreements with two key executive officers. The agreements provide for minimum salary levels that are subject to periodic review by the Company's Board of Directors. The employment agreements also contain certain change in control provisions, as defined, which entitle each executive to receive up to three times his five-year average annual compensation.

     The Company's maximum contingent liability under such agreements as of January 2, 1999 would be $1,313,000.

10.  HEIDELBERG AGREEMENTS

     In January 1991, the Company entered into a Master Agreement and a Technology License Agreement (collectively referred to as the "Heidelberg Agreements") with Heidelberg.

     The Heidelberg Agreements and amendments govern the Company's relationship with Heidelberg and relate to the integration of the PEARL Direct Imaging technology into various presses manufactured by Heidelberg. The manufacture of components, at specified rates, for such presses and the commercialization of such presses are also covered.

     The Heidelberg Agreements currently expire in December 2011 subject to certain early termination and extension provisions. Under these agreements, Heidelberg agreed to pay royalties to the Company based on the net sales prices of various specified types of Heidelberg presses on which the Company's PEARL Direct Imaging technology would be used. Pursuant to the Heidelberg Agreements, Heidelberg has been provided with certain exclusive rights for use of the PEARL Direct Imaging technology for the Quickmaster DI format size. The Master Agreement has also been modified to provide Heidelberg with a fixed royalty rate for the Company's PEARL Direct Imaging systems used on the Quickmaster DI.

     In March 1998, the Company and Heidelberg concluded negotiations relating to production levels and schedules for fiscal 1998, which resulted in the Company materially reducing production levels of direct imaging systems used in the Quickmaster DI press for fiscal 1998. The Company has not yet received orders from Heidelberg for fiscal 1999 in connection with its direct imaging systems used on the Quickmaster DI.

11.  OTHER INFORMATION

     As previously disclosed, seven federal class action lawsuits were filed against the Company and others, all of which have been consolidated before the United States District Court, District of New Hampshire, under the common caption Bill Berke, et al. V. Presstek, Inc., et al. The plaintiffs have jointly filed and served a Second Consolidated Amended Class Action Complaint naming the Company, certain of its present or former officers and directors ("the Berke Officer and Director Defendants"), and other parties as defendants. The plaintiffs allege, among other things, that the Company and/or the Berke Officer and Director Defendants violated Section 10(b) ("Sect. 10(b)") of the Securities Exchange Act of 1934, (the "Exchange Act") and Rule 10b-5 ("Rule 10b-5") promulgated thereunder, and violated New Hampshire law; and that the Berke Officer and Director Defendants violated Section 20(a) ("Sect. 20(a)") and
Section 20A of the Exchange Act. The Complaint alleges, among other things, that the Company and/or the Berke Officer and Director Defendants issued false and misleading reports: failed to disclose material facts, including a misstatement of earnings in the Company's financial statements for the first quarter ended March 30, 1996: misstated or failed to fully disclose the Company's supply contracts with, payments received from sales made by backlog of orders received from, and delays in production by the Company's principal customer, the alleged circulation of, and alleged failure to correct certain analyst reports concerning the Company that contained alleged misrepresentations regarding allegedly inflated financial projections and the alleged failure to properly disclose the scope of an investigation by the Securities and Exchange Commission ("SEC"). Certain of the Berke Officer and Director Defendants are alleged to have sold the Company's common stock at artificially inflated prices while in possession of material non-public information concerning the Company. The plaintiffs seek unspecified compensatory and punitive damages, attorney and expert fees and other costs and expenses incurred by the plaintiffs in connection with the action.

     As previously disclosed, on July 16, 1996, Richard Strauss commenced a derivative suit on behalf of the Company in the Court of Chancery of the State of Delaware, New Castle County, against certain officers and directors of the Company ("the Strauss Officer and Director Defendants"). The plaintiff alleges that the Strauss Officer and Director Defendants breached their fiduciary duties to the Company and its public stockholders and wasted corporate assets, by making allegedly false and misleading statements of fact or concealing material facts concerning the viability of the Company's "key" patent and its proprietary interest in its PEARL technology, causing the Company to fail to properly disclose the scope of an investigation by the SEC, and causing the Company to misstate its financial results for the first quarter of 1996. The plaintiff also alleges that certain of the Strauss Officer and Director Defendants sold securities of the Company at inflated prices while they were in possession of material non-public information concerning the Company. The plaintiff alleges that the actions of the Strauss Officer and Director Defendants resulted in breaches of Sect. 10(b) and Rule 10b-5, which resulted in other lawsuits, being commenced against the Company which will require the Company to expend resources to defend. The plaintiff seeks to recover, on behalf of the Company, unspecified damages allegedly sustained by the Company as a result of the defendants' alleged breaches of fiduciary duty, disgorgement of any profits derived from their sale of the Company's common stock, as well as other relief. This action had been stayed pending the outcome of the Berke action.

     As previously disclosed, on March 14, 1997, James P. Cassidy commenced a derivative suit on behalf of the Company in the United States District Court for the District of New Hampshire against, among others, certain of the Company's officers and directors (the "Cassidy Officer and Director Defendants"). The plaintiff alleges that the Cassidy Officer and Director Defendants breached their fiduciary duty to the Company and its public shareholders and wasted corporate assets by making false and misleading statements of fact or concealing material facts concerning the scope and viability of the Company's "key" patents and its proprietary interest in its PEARL technology, and causing the Company to issue false and misleading reports or failure to disclose material facts including a misstatement of earnings in the Company's financial statements for the year ended December 30, 1995, and for the first quarter ended March 30, 1996. The plaintiff also alleges that certain of the Cassidy Officer and Director Defendants sold securities of the Company at inflated prices while they were in possession of material non-public information concerning the Company. The plaintiff also alleges that the actions of the Cassidy Officer and Director Defendants resulted in breaches of Sect. 10(b) and Rule 10b-5 which resulted in other lawsuits being commenced against the

Company which will require the Company to expend resources to defend, and also constituted gross negligence and breaches of their contractual obligations to the Company. The plaintiff seeks to recover on behalf of the Company unspecified damages allegedly sustained by the Company as a result of the defendants' actions as alleged, disgorgement of any profits from the sale of the Company's common stock, as well as other relief against the defendants. By agreement of the parties, this action has been stayed pending the outcome of certain motions made by the parties in the Berke action.

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

     The Company intends to vigorously defend the foregoing investor class actions. However, the outcome of any litigation is subject to uncertainty and a successful claim against the Company in any of such actions could have a material adverse effect on the Company. (See note 14).

12.  CREDIT FACILITIES

     In December 1998, the Company renewed its agreement with Citizens Bank New Hampshire ("Citizens") for a revolving line of credit loan under which the Company may borrow a maximum of $10,000,000 for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary, Delta V and secured by its assets. Interest on the line of credit is payable at the LIBOR rate plus 1.50% (7.12% at January 2, 1999). The loan agreement terminates on July 31, 2000, at which date, the entire principal and accrued interest is due and payable. As of January 2, 1999 the Company had $10,000,000 available under the line of credit loan agreement.

     On February 6, 1998, the Company obtained a ten-year mortgage term loan in the principal amount of $6,900,000 from Citizens. Borrowings are secured by land and buildings with a cost of approximate $17,000,000. The loan bears a fixed rate of interest of 7.12% per year during the first five years, and a variable rate of interest at the LIBOR rate plus 2% (7.62% at January 2, 1999) for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments shall be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued and unpaid interest is due and payable on February 6, 2008. As of January 2, 1999, aggregate debt maturities were as follows: $522,000 in fiscal 1999; $590,000 in fiscal 2000; $603,000 in fiscal 2001; $648,000 in fiscal 2002; $695,000 in fiscal 2003.

     Under the terms of the revolving credit agreement and the mortgage term loan, the Company is required to meet certain financial covenants on a quarterly and annual basis. At January 2, 1999, the Company was in violation of a certain financial covenant, which has been waived by the bank through April 3, 1999. Citizens has agreed to modify the financial covenants currently contained in the loan agreement, through the term of the revolving line of credit loan agreement.

13.  FOURTH QUARTER ADJUSTMENTS

     The Company recorded the following adjustments in the fourth quarter: an allowance of $1,300,000 provided to a major supplier as a result of a change in requirements; an allowance of $1,600,000 for inventory obsolescence as a result of the planned introduction of the Company's next generation laser technology; and $2,200,000 for certain disputed and uncollectible accounts related to its Digital Imaging Products operations.

14.  SUBSEQUENT EVENT

     On March 30, 1999 the United States District Court for the District of New Hampshire issued orders dismissing several of the claims brought against the Company and others in the class action lawsuits referred to in Note 10 of the financial statements.

     The Company intends to vigorously defend the remaining claims in the class action. However, the outcome of any litigation is subject to uncertainty and a successful claim against the Company in any of such actions could have a material adverse effect on the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     PRESSTEK, INC.

Dated: April 1, 1999                       By:       /s/ Robert W. Hallman
                                                     -----------------------
                                                     Robert W. Hallman
                                                     Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf on the registrant and in the capacities and on the dates indicated.

         Signature                            Title                                  Date
         ---------                            -----                                  ----
/s/ Richard A. Williams              Chairman of the Board                       April 2, 1999
---------------------------
Richard A. Williams

/s/ Robert W. Hallman                Chief Executive Officer,                    April 2, 1999
---------------------------          President, and Director
Robert W. Hallman                    (Principal Executive Officer)

/s/ Robert Howard                    Director                                    April 2, 1999
---------------------------
Robert Howard

/s/ Dr. Lawrence Howard              Director                                    April 2, 1999
---------------------------
Dr. Lawrence Howard

/s/ Robert E. Verrando               Director                                    April 2, 1999
---------------------------
Robert E. Verrando

/s/ Harold N. Sparks                 Director                                    April 2, 1999
---------------------------
Harold N. Sparks

/s/ Bert DePamphilis                 Director                                    April 2, 1999
---------------------------
Bert DePamphilis

/s/ John W. Dreyer                   Director                                    April 2, 1999
---------------------------
John W. Dreyer

/s/ John B. Evans                    Director                                    April 2, 1999
---------------------------
John B. Evans

/s/ Neil Rossen                      Chief Financial Officer                     April 2, 1999
---------------------------          (Principal Financial and
Neil Rossen                          Accounting Officer)



                                                            PRESSTEK, INC.

                                                              SCHEDULE II
                                                   VALUATION AND QUALIFYING ACCOUNTS
                                                            (In thousands)


                                                                                                       Charges
                                             Balance at        Charged to         Charged to             Add             Balance at
  Fiscal                                     Beginning of      Costs and         Other Account         (Deduct)             End of
   Year             Description              Fiscal Year       Expenses            Describe            Describe          Fiscal Year
   -----            -----------              -----------       ---------        --------------         --------          -----------
1996           Allowance for losses on
                 accounts receivable            $   80          $  115            $    --             $   (11)(1)          $  184
                                                ======          ======            =======              ======              ======
               Warranty reserve                    601             216                 --                (303)(2)             514
                                                ======          ======            =======              ======              ======
               Equipment replacement
                 reserve                           291              --                 --                (291)(3)              --
                                                ======          ======            =======              ======              ======


1997           Allowance for losses on
                 accounts receivable               184           1,074                 --                (317)(1)             941
                                                ======          ======            =======              ======              ======
               Warranty reserve                    514           1,135                 --                (716)(2)             933
                                                ======          ======            =======              ======              ======
               Equipment replacement
                 reserve                            --              --                 --                  -- (3)              --
                                                ======          ======            =======              ======              ======


1998          Allowance for losses on
                 accounts receivable               941           5,006                169(4)          $(3,580)(1)          $2,536
                                                ======          ======            =======              ======              ======
               Warranty reserve                    933             766                 --                (632)(2)           1,067
                                                ======          ======            =======              ======              ======
               Equipment replacement
                 reserve                            --                                 --                     (3)
                                                ======          ======            =======              ======              ======


(1)  Allowance for losses

(2)  Warranty expenditures

(3)  Equipment replacement

(4)  Heath Custom Press, Inc. acquisition