Form 10-Q
period 1999-04-03
PRESSTEK INC /DE/
filed 1999-05-18
CIK 846876

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-17541

                                 PRESSTEK, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                          02-0415170
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

9 Commercial Street, Hudson, New Hampshire                   03051-3907
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code    (603) 595-7000

Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 12, 1999, there were 32,312,318 shares outstanding of the Registrant's common stock, $.01 par value per share.

                                 PRESSTEK, INC.
                                      INDEX

                                                                            PAGE
                                                                            ----

PART I   FINANCIAL INFORMATION

Item 1            Financial Statements

                  Balance Sheets as of April 3, 1999 (unaudited)
                  and January 2, 1999                                         3

                  Statements of Operations for the three months ended
                  April 3, 1999 and April 4, 1998 (unaudited)                 4

                  Statements of Cash Flows for the three months ended
                  April 3, 1999 and April 4, 1998 (unaudited)                 5

                  Notes to Financial Statements (unaudited)                   6

Item 2            Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              12

Item 3            Quantitative and Qualitative Disclosures
                  About Market Risk                                          20

PART II  OTHER INFORMATION                                                   21

Item 1            Legal Proceedings

Item 6            Exhibits and Reports on Form 8-K

Signatures                                                                   22

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                 PRESSTEK, INC.
                                 BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                                     April 3,             January 2,
                                                                                                       1999                 1999
                                                                                                    ---------             ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                         $   5,388             $   3,174
  Marketable securities                                                                                16,765                16,107
  Accounts receivable, net of allowance for losses
    of $2,365 in fiscal 1999; and $2,536 in fiscal 1998                                                12,341                20,638
  Inventories                                                                                           9,520                 9,857
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                                                                  830                   823
  Other current assets                                                                                    959                   980
                                                                                                    ---------             ---------
        Total current assets                                                                           45,803                51,579
                                                                                                    ---------             ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land and land improvements                                                                            2,412                 2,412
  Buildings                                                                                            17,100                16,776
  Machinery and equipment                                                                              35,710                33,354
  Furniture and fixtures                                                                                1,238                 1,238
  Leasehold improvements                                                                                2,755                 2,392
  Other                                                                                                    71                    71
                                                                                                    ---------             ---------
        Total                                                                                          59,286                56,243
  Less accumulated depreciation and amortization                                                      (11,197)               (9,850)
                                                                                                    ---------             ---------
        Property, plant and equipment, net                                                             48,089                46,393
                                                                                                    ---------             ---------
OTHER ASSETS:
  Goodwill, net                                                                                         5,907                 5,996
  Patent application costs and license rights, net                                                      3,524                 3,625
  Software development costs, net                                                                          63                    91
  Other                                                                                                   183                   190
                                                                                                    ---------             ---------
        Total other assets                                                                              9,677                 9,902
                                                                                                    ---------             ---------
TOTAL                                                                                               $ 103,569             $ 107,874
                                                                                                    =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of mortgage term loan                                                             $     522             $     522
  Accounts payable and accrued expenses                                                                 9,443                 9,886
  Accrued salaries and employee benefits                                                                1,435                 1,061
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                                                                   1,776                 3,030
                                                                                                    ---------             ---------
        Total current liabilities                                                                      13,176                14,499
                                                                                                    ---------             ---------
MORTGAGE TERM LOAN                                                                                      5,794                 5,922
                                                                                                    ---------             ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
    1,000,000 shares; no shares issues or outstanding                                                      --                    --
  Common stock, $.01 par value; authorized 75,000,000 shares;
    Issued and outstanding 32,307,563 shares at April 3, 1999;
    32,276,263 shares at January 2, 1999                                                                  323                   323
  Additional paid-in capital                                                                           67,526                67,296
  Retained earnings                                                                                    16,750                19,834
                                                                                                    ---------             ---------
        Stockholders' equity                                                                           84,599                87,453
                                                                                                    ---------             ---------
TOTAL                                                                                               $ 103,569             $ 107,874
                                                                                                    =========             =========

                        See notes to financial statements

                                 PRESSTEK, INC.
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                           For the three months ended

                                                        April 3,        April 4,
                                                          1999            1998
                                                        --------        --------
REVENUES:
  Product sales                                         $ 13,135        $ 19,658
  Royalties and fees from licensees                        1,709           4,683
                                                        --------        --------
        Total revenues                                    14,844          24,341
                                                        --------        --------

COSTS AND EXPENSES:
  Cost of products sold                                   10,430          14,173
  Engineering and product development                      4,159           3,242
  Sales and marketing                                      1,428           1,162
  General and administrative                               2,164           2,231
                                                        --------        --------
        Total costs and expenses                          18,181          20,808
                                                        --------        --------
INCOME (LOSS) FROM OPERATIONS                             (3,337)          3,533
                                                        --------        --------

OTHER INCOME:
  Dividend and interest, net                                 168              70
  Other, net                                                  85             308
                                                        --------        --------
        Total other income, net                              253             378
                                                        --------        --------

INCOME (LOSS) BEFORE INCOME TAXES                         (3,084)          3,911
PROVISION FOR INCOME TAXES                                    --           1,570
                                                        --------        --------
NET INCOME (LOSS)                                       $ (3,084)       $  2,341
                                                        ========        ========

EARNINGS (LOSS) PER SHARE - BASIC                       $  (0.10)       $   0.07
                                                        ========        ========

EARNINGS (LOSS) PER SHARE - DILUTED                     $  (0.10)       $   0.07
                                                        ========        ========


WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC                                     32,298          31,881
                                                        ========        ========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - DILUTED                                   32,298          32,763
                                                        ========        ========

                        See notes to financial statements

                                 PRESSTEK, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                           For the three months ended

                                                                                                         April 3,           April 4,
                                                                                                           1999               1998
                                                                                                         --------          --------
CASH FLOWS - OPERATING ACTIVITIES:
  Net income (loss)                                                                                      $ (3,084)         $  2,341
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Tax benefit arising from stock option deductions                                                         --             1,210
      Depreciation                                                                                          1,347               817
      Amortization                                                                                            267               244
      Provision for warranty and other costs                                                                   44                33
      Provision for losses on accounts receivable                                                             480               380
  (Increase) decrease in:
      Accounts receivable                                                                                   7,818              (695)
      Inventories                                                                                             337             1,981
      Costs and estimated earnings in excess of
        billings on uncompleted contracts                                                                      (7)               --
      Other current assets                                                                                     21              (986)
  Increase (decrease) in:
      Accounts payable and accrued expenses                                                                  (487)           (1,670)
      Accrued salaries and employee benefits                                                                  374               545
      Billings in excess of costs and estimated
        earnings on uncompleted contracts                                                                  (1,254)            4,452
                                                                                                         --------          --------
          Net cash provided by operating activities                                                         5,856             8,652
                                                                                                         --------          --------

CASH FLOWS - INVESTING ACTIVITIES:
      Purchases of property, plant and equipment                                                           (3,043)           (2,185)
      Proceeds from sale of land and equipment                                                                 --               441
      Increase in other assets                                                                                (43)             (241)
      Sales and maturities of marketable securities                                                        20,342                --
      Purchases of marketable securities                                                                  (21,000)               --
                                                                                                         --------          --------
          Net cash (used for) investing activities                                                         (3,744)           (1,985)
                                                                                                         --------          --------

CASH FLOWS - FINANCING ACTIVITIES:
      Net proceeds from sale of common stock                                                                  230               208
      Proceeds under mortgage term loan                                                                        --             3,750
      Payments on mortgage term loan                                                                         (128)              (60)
      Net payments on revolving line of credit                                                                 --            (4,800)
      Payment on Heath Custom Press, Inc.'s
        revolving line of credit                                                                               --              (600)
                                                                                                         --------          --------
          Net cash provided by (used for) financing activities                                                102            (1,502)
                                                                                                         --------          --------

INCREASE IN CASH AND CASH EQUIVALENTS                                                                       2,214             5,165
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                                               3,174             5,201
  Cash acquired from Heath Custom Press, Inc.                                                                  --               239
                                                                                                         --------          --------
CASH AND CASH EQUIVALENTS END OF PERIOD                                                                  $  5,388          $ 10,605
                                                                                                         ========          ========

SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION
  Cash paid during the period for:
      Interest                                                                                           $    114          $    250
                                                                                                         ========          ========
      Income taxes                                                                                       $     --          $     90
                                                                                                         ========          ========

NON-CASH INVESTING AND FINANCING ACTIVITY:
    Common stock issued and net assets acquired relating to the
       acquisition of Heath Custom Press, Inc.                                                           $     --          $  2,407
                                                                                                         ========          ========

                        See notes to financial statements

                                 PRESSTEK, INC.
                    NOTES TO FINANCIAL STATEMENTS (unaudited)
                                  APRIL 3, 1999

1.   BASIS OF PRESENTATION

     The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the fiscal year ended January 2, 1999. The January 2, 1999 information has been derived directly from the annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring. Operating results for the three months ended April 3, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended January 1, 2000.

     Presstek, Inc. ("Presstek", or "the Company") is engaged in the development, manufacture, and sale of PEARL(R), its patented, proprietary, digital imaging system and process-free, thermal ablation printing plate technologies. Presstek's products and applications incorporate PEARL technologies and utilize PEARL consumables for computer-to-plate and direct-to-press applications. PEARL's thermal laser diode system enables its customers to produce high quality, full color lithographic printed materials for the printing and graphic arts industries. The Company is also engaged in the development, manufacture, and sale of vacuum deposition coating equipment at its Delta V Technologies Inc. ("Delta V") subsidiary. Based in Tucson, Arizona, Delta V develops processes, materials and equipment for vacuum coating applications. Its equipment and process innovations are used in a broad range of industries and applications including graphic arts, capacitors, electronics, optics, architectural and decorative glass, flat panel displays and packaging.

     In February 1996, the Company acquired 90% of the outstanding common stock of Catalina Coatings, Inc. which now operates as Delta V. In December 1998, the Company acquired an additional 7% of the outstanding common stock of Delta V for consideration of $500,000. The additional purchase price was recorded as goodwill. The acquisition was accounted for as a purchase and, accordingly the results of Delta V's operations have been included in the Company's financials for the three months ended April 3, 1999 and April 4, 1998. Significant intercompany accounts and transactions have been eliminated.

     In January 1998, the Company acquired 100% of the stock of Heath Custom Press, Inc. ("Heath"), of Seattle, Washington. Heath was engaged in the design and manufacture of custom printing presses and was purchased for 94,865 unregistered shares of the Company's common stock. The purchase price of $2,407,000 has been allocated to assets acquired and liabilities assumed based on the fair market value at the date of acquisition as follows: current assets, $2,198,000; patents, $1,781,000; long-term assets, $186,000; other liabilities, $1,758,000. The acquisition was accounted for as a purchase and, accordingly, the results of Heath's operations have been included in the Company's financial statements for the three months ended April 3, 1999 and April 4, 1998. Significant intercompany accounts and transactions have been eliminated. The results of Heath's operations did not have had a material impact on the Company's results of operations for the three months ended April 3, 1999 and April 4, 1998.

     In October 1998, the Company sold certain assets of Heath for $1,000,000, which approximated book value. The Company retained all rights to the Heath patents.

     Certain accounts in the fiscal 1998 financial statements have been reclassified for comparative purposes to conform with the presentation in the April 3, 1999 financial statements.

     The Company operates in two reportable business segments, the Direct Imaging Products segment and Delta V. See Note 7 of the financial statements.

     The Company operates and reports on a 52/53, week fiscal year ending on the Saturday closest to December 31. Accordingly, the first quarters of 1999 and 1998 ended on April 3, 1999 and April 4, 1998, respectively.

2.   MARKETABLE SECURITIES

     Marketable securities are classified as available-for-sale and are stated at fair value. Unrealized gains and losses, if any, are recorded as a separate component of stockholder's equity. At April 3, 1999 marketable securities consisted of debt securities. At April 4, 1998, marketable securities consisted of United States treasury notes.

3.   INVENTORIES

     Inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out method. At April 3, 1999, and January 2, 1999, inventories consisted of the following:

                                       1999                      1998
                                       ----                      ----
                                               (In thousands)
                  Raw materials       $5,516                    $7,289
                  Work in process        935                       690
                  Finished goods       3,069                     1,878
                                      ------                    ------
                  Total               $9,520                    $9,857
                                      ======                    ======

4.   COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" in the first quarter of fiscal 1998. SFAS No. 130 sets standards for the reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is comprised of net income and all charges in stockholder's equity except those due to investments by owners and distributions to owners, which for the Company includes unrealized gains (losses) on marketable securities. For the fiscal quarters ended April 3, 1999 and April 4, 1998, there was no significant difference between net income and comprehensive income.

5.   EARNINGS (LOSS) PER SHARE

     In 1997, the Company  adopted  Statement of Financial  Accounting  Standard
(SFAS) No. 128 "Earnings per Share," which requires companies to report basic earnings per share and diluted earnings per share. Basic earnings (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all diluted potential common shares that were outstanding during the period. Diluted potential common shares consist of the incremental common shares issuable upon exercise of stock options.

     The following  represents  the  calculation  of basic and diluted  earnings
(loss) per share for three months ended April 3, 1999, and April 4, 1998:

                                                  April 3,       April 4,
                                                    1999           1998
                                                  -------        -------
                                           (In thousands, except per share data)

Net income (loss) as reported                    ($ 3,084)       $ 2,341
                                                  =======        =======
Weighted average common shares
 outstanding - Basic                               32,298         31,881

Effect of assumed conversion
 of stock options                                      --            882
                                                  -------        -------

Weighted average common shares
 outstanding - Diluted                             32,298         32,763
                                                  =======        =======
Earnings (loss) per share - Basic                ($  0.10)       $  0.07
                                                  =======        =======

Earnings (loss) per share - Diluted              ($  0.10)       $  0.07
                                                  =======        =======

     All stock options outstanding for the three months ended April 3, 1999 are excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive. Options to purchase 1,282,100 shares of common stock at exercise prices ranging from $23.00 to $49.62 per share were outstanding during a portion of the first quarter of 1998, but were not included in the computation of diluted earnings per share, as the exercise prices of the options were greater than the average market price of the common shares. These options, which expire between July 10, 2000, and March 30, 2004, were all outstanding at April 4, 1998.

6.   INCOME TAXES

     The components of the provision for income taxes for the three months ended April 3, 1999, and April 4, 1998, based upon the estimated effective income tax rate for the full fiscal year, were as follows:

                                                     1999             1998
                                                   --------          ------
                                                       (In thousands)

     Current tax expense - State                   $     --          $  360
     Charge in lieu of income taxes:
            Federal                                      --           1,210
            State                                        --              --
                                                   --------          ------
     Total income tax provision                    $     --          $1,570
                                                   ========          ======

     The Company did not record a provision for United States federal or state income taxes or a charge in lieu of federal or state income taxes due to the net operating loss incurred for the three months ended April 3, 1999. The charge in lieu of income taxes included in the three months ended April 4, 1998 relates principally to the realization of net operating loss carryforwards resulting from stock compensation deductions for tax purposes.

7.   SEGMENT INFORMATION

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

     The accounting policies of the reportable segments are the same as those used in the financial statements. Sales between the segments are recorded at prices which approximate pricing for sales conducted at an arm's length basis. The segments are measured on operating profits or losses before net interest income, minority interest and income taxes.

     A summary of the Company's operations by segment for the three months ended April 3, 1999 and April 4, 1998 are as follows:

                                            Digital
                                            Imaging
                                            Products      Delta V        Total
                                            --------      -------        -----
                                                     (In thousands)

     Three months ended  April 3, 1999
       Revenues                            $  11,536     $   3,308    $  14,844
       Income (loss) from operations          (3,345)            8       (3,337)
       Total assets                           87,007        16,562      103,569
       Depreciation and amortization           1,350           264        1,614
       Capital expenditures                    2,978            65        3,043

     Three months ended  April 4, 1998
       Revenues                               23,511           830       24,341
       Inter-segment sales                        --           460          460
       Income (loss) from operations           3,884          (351)       3,533
       Total assets                           92,667        17,470      110,137
       Depreciation and amortization             810           251        1,061
       Capital expenditures                    2,082           103        2,185

     Revenues generated under the Company's agreements with Heidelberg and its distributors totaled $5,020,000 and $15,100,000 for the three months ended April 3, 1999 and April 2, 1998, respectively.

8.   OTHER INFORMATION

     Since June 28, 1996, several class action lawsuits have been filed against the Company and certain other defendants, including, but not limited to, certain of the Company's officers and directors. These actions have been consolidated in the United States District Court, District of New Hampshire, under the common caption "Bill Berke, et al. V. Presstek, Inc., et al. ("Berke"), and a single consolidated amended complaint has been filed by lead counsel for the plaintiffs. In addition, two actions have been filed derivatively, on behalf of the Company, one in the Chancery Court of the State of Delaware and the other in the United States District Court, District of New Hampshire.

     The lawsuits each contain a variety of allegations including, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, violations of Section 20(a) and 20(A) of the Exchange Act, common law fraud and deceit, negligent misrepresentation and waste of corporate assets. The allegations include claims that the Company issued false and misleading financial statements, and failed to properly disclose (a) adverse information concerning the Company's patents; (b) the nature and extent of the investigation by the Securities and Exchange Commission with respect to activities by certain unnamed persons and entities in connection with the securities of the Company
(c) the backlog of orders from, supply contracts with, and orders received by its principal customer. The Company's officer and director defendants are alleged to have sold the Company's common stock while in possession of material non-public information. The plaintiffs generally are seeking to recover unspecified damages and reimbursement of their costs and expenses incurred in connection with the action. Moreover, the plaintiff in the derivative action in Delaware is also seeking a return to the Company of all salaries and the value of other remuneration paid to the defendants by the Company during the time they were in breach of their fiduciary duties and an accounting of and/or constructive trust on the proceeds of defendants trading activities in the common stock.

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

9.   RECENTLY ISSUED ACCOUNTING STANDARDS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

     Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the risks of uncertainty of patent protection, the risks of uncertainty of strategic alliances, the risk of Year 2000 noncompliance by the Company or critical third-parties with which the Company does business, the impact of third-party suppliers, manufacturing constraints or difficulties, market acceptance of and demand for the Company's products and resulting revenues, development of technology and manufacturing capabilities, impact of competitive products and pricing, litigation and other risks detailed in the Company's other filings with the Securities and Exchange Commission. The words "looking forward," "believe," "demonstrate," "intend," "expect," "estimate," "anticipate," "likely" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Background

     Presstek, Inc. (The "Company" or "Presstek"), incorporated in Delaware, was founded in September 1987 as a development company. It was established to find a new way to produce color offset printing. Heidelberger Druckmaschinen AG ("Heidelberg"), the world's largest printing press manufacturer, and the Company established a relationship that was formalized in 1991 and resulted in the introduction of the first jointly developed product, the spark discharge based GTO-DI. In 1993, after investing substantial effort and resources, the Company completed the development of its high resolution, semiconductor based laser diode imaging and thermal plate technology referred to as PEARL. PEARL's thermal laser diode system enables its customers to image various types of Presstek printing plates either off-press or on-press which may then be used to produce high-quality, full color lithographic printed materials for the printing and graphic arts industries. These printed materials typically can be produced at a lower cost than traditional competitive methods. The PEARL-based GTO-DI was introduced in late 1993, and in May of 1995, Heidelberg introduced the Quickmaster DI 46-4, which replaced the GTO-DI product line. The Quickmaster DI represents the second generation of Presstek's proprietary PEARL-based direct imaging technology. It also employs the Company's patented automatic plate changing cylinder, which eliminates the need to manually change plates between jobs, as well as a number of other productivity improvement features. The Company began shipment of its PEARL-based Quickmaster direct imaging systems to Heidelberg in the second quarter of 1995. The Company estimates that as of the end of fiscal 1998, there were more than 950 PEARL-equipped GTO-DI and Quickmaster DI presses installed utilizing the Company's proprietary consumable printing plates.

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

     In February 1996, the Company acquired 90% of the outstanding common stock of Catalina Coatings, Inc., which now operates as Delta V Technologies, Inc. ("Delta V"), an Arizona corporation. In December 1998, the Company acquired an additional 7% of the outstanding common stock of Delta V for consideration of $500,000. Delta V is engaged in the development, manufacture and sale of vacuum deposition coating equipment and the licensing and sublicensing of patent rights with respect to a vapor deposition process to coat moving webs of material at high speeds.

     The acquisition of Delta V was accounted for as a purchase and, accordingly, the results of operations have been included in the Company's financial statements for the three months ended April 3, 1999 and April 4, 1998. Significant intercompany accounts and transactions have been eliminated.

     In January 1998, the Company acquired 100% of the stock of Heath Custom Press, Inc. ("Heath"), of Seattle, Washington. Heath was engaged in the design and manufacture of custom printing presses and was purchased for 94,865 unregistered shares of the Company's common stock. The purchase price of $2,407,000 has been allocated to assets acquired and liabilities assumed based on the fair market value at the date of acquisition as follows: current assets, $2,198,000; patents, $1,781,000; long-term assets, $186,000; other liabilities, $1,758,000. The acquisition was accounted for as a purchase and, accordingly, the results of Heath's operations have been included in the Company's financial statements for the three months ended April 3, 1999 and April 4, 1998. Significant inter-company accounts and transactions have been eliminated. The results of Heath's operations did not have a material impact on the Company's results of operations for the three months ended April 3, 1999 and April 4, 1998.

     In October 1998, the Company sold certain assets of Heath for $1,000,000, which approximated book value. The Company retained all rights to the Heath patents.

     The Company operates and reports on a 52/53, week fiscal year, ending on the Saturday closest to December 31. Accordingly the first quarters of fiscal 1999 and 1998 ended on April 3, 1999 and April 4, 1998, respectively.

     The Company has determined that it operates in two reportable segments. The Digital Imaging Products segment is principally engaged in the development, manufacture and sale of PEARL, its patented, proprietary digital imaging system and process-free thermal ablation printing plate technologies. The Company's second reportable segment, Delta V, develops processes, materials and equipment for vacuum coating applications. Its equipment and process innovations are used in a broad range of industries and applications including graphic arts, capacitors, electronics, optics, architectural and decorative glass, flat panel displays and packaging.

Results of Operations

Revenues

     Revenues for the three months ended April 3, 1999 of $14,844,000 consisting of product sales, royalties, fees and other reimbursements, decreased $9,497,000 or 39% as compared to revenues of $24,341,000 for the three months ended April 4, 1998.

     Revenues for Digital Imaging Products totaled $11,536,000 for the first quarter of fiscal 1999 as compared to $23,511,000 for the first quarter of fiscal 1998. Net product sales for the first quarter of fiscal 1999 of $9,827,000 decreased $9,017,000 or 48% as compared to net product sales of $18,844,000 for the first quarter of fiscal 1998, primarily as a result of having no orders from Heidelberg to ship direct imaging systems for use in the Quickmaster DI. These reductions were partially offset by the increased sales volume of the Company's proprietary thermal printing plates. The revenues generated from the sale of the Company's PEARLdry and other consumable products were $8,620,000 for the first quarter of fiscal 1999, an increase of $2,545,000 or 42% over the first quarter of fiscal 1998.

     Royalties and fees from licensees for Digital Imaging Products of $1,709,000 for the first quarter of fiscal 1999 decreased $2,958,000 or 63% as compared to royalties and fees of $4,667,000 for the first quarter of fiscal 1998. Royalties decreased $3,125,000 or 100% comparing the first quarter of fiscal 1999 to the first quarter of fiscal 1998, as a result of the reduction in sales volume of direct imaging systems to Heidelberg for use in the Quickmaster DI. Engineering fees increased $213,000 or 14% for the first quarter in fiscal 1999 primarily as a result of engineering and other fees received from Fuji Photo Film Co., Ltd.

     Revenues for Delta V totaled $3,308,000 for the first quarter of fiscal 1999 as compared to $830,000 for the first quarter of fiscal 1998. The increase of $2,478,000 relates primarily to the increase in the percentage of completion on fixed price production contracts for vacuum deposition coating equipment to external customers.

     Revenues generated under the Company's agreements with Heidelberg and its distributors were $5,020,000 in the first quarter of fiscal 1999, a decrease of $10,080,000 or 67% from the first quarter of fiscal 1998 revenues of $15,100,000. Revenues from Heidelberg represented 34% and 60% of total revenues for the first quarters of fiscal 1999 and 1998, respectively.

     The Company has recently received an order from Heidelberg in connection with its direct imaging systems used on the Quickmaster DI. Based on the delivery schedule for this order, the Company expects to resume production of its direct imaging systems late in the third quarter, and to begin shipments in the fourth quarter of fiscal 1999.

     The Company continues to believe that net revenues will be lower in fiscal 1999 as compared to fiscal 1998. The Company will continue to feel the impact of reduced shipments to Heidelberg for the direct imaging systems used on the Quickmaster DI through fiscal 1999. The anticipated increase in sales volume related to the Company's proprietary consumables sold for the QM-DI and other equipment, as well as the anticipated increase in sales volume of the PEARLhdp imaging systems is expected to partially mitigate the effect of the decrease in revenues. There can be no assurance however that the Company will achieve these partially offsetting revenue increases.

Cost of Products Sold

     Cost of products sold consists of the costs of material, labor and overhead as well as future warranty costs associated with product sales. Cost of products sold for the three months ended April 3, 1999 were $10,430,000, a decrease of $3,743,000 or 26% as compared to the three months ended April 4, 1998. The gross margin decrease to 21% from 28% in the first quarter of fiscal 1998 is primarily related to the Digital Imaging Products operations. The gross margin decrease is a result of reduced manufacturing volume of the direct imaging systems sold to Heidelberg for use in the QM-DI, as well as increased fixed costs associated with the Company's Hudson, New Hampshire manufacturing operations.

     The Company anticipates that the gross margin on product sales will continue at reduced levels through the remainder of fiscal 1999, due to the reduction in sales of direct imaging systems to Heidelberg. There can be no assurance however that actual gross margins will not be lower than anticipated.

Engineering and Product Development

     Engineering and product development expenses consist primarily of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct the Company's equipment and consumable product development efforts.

     Engineering and product development expenses were $4,159,000 or 28% of net revenues for the three months ended April 3, 1999 as compared to $3,242,000 or 13% of net revenues for the three months ended April 4, 1998. The increase resulted principally from increased expenditures for parts and supplies related to the Company's continued development of products incorporating its PEARL technology. Included in these development efforts were expenditures for the Company's PEARLgold and other consumable products as well as expenditures for its next-generation laser diode technology and other product development efforts. These increased expenditures were also a result of increased engineering programs related to the development contract with Fuji Photo Film Co., Ltd.

     The Company expects these increasing development expenditures to continue through fiscal 1999 as it prepares for the introduction of its next-generation laser imaging technology, expands its PEARLgold family of proprietary consumable printing plates, and pursues the development of additional products for the DRUPA 2000 international printing-media trade show. There can be no assurance however, that these expenses will not be greater than currently anticipated.

Sales and Marketing

     Sales and marketing expenses consist primarily of payroll and related expenses for personnel, advertising and promotional expenses, and travel costs. Sales and marketing expenses were $1,428,000 or 10% of net revenues for the three months ended April 3, 1999 as compared to $1,162,000 or 5% of net revenues for the three months ended April 4, 1998. The increase resulted primarily from increased expenditures for professional services and other related costs associated with the Company's attendance at trade shows and the continued expansion of its worldwide sales, distribution and technical support network.

     It is expected that these increasing expenditures will continue through fiscal 1999 as the Company continues to expand its direct sales force and distribution channels for its products. There can be no assurance, however, that these expenditures will not be greater than currently anticipated.

General and Administrative

     General and administrative expenses consist primarily of payroll and related expenses for personnel, and contracted professional services. General and administrative expenses for the three months ended April 3, 1999 were $2,164,000, or 15% of net revenues compared to $2,231,000 or 9% of net revenues for the three months ended April 4, 1998. The decrease of $67,000 related primarily to decreases in expenditures for contracted professional services that were required to conduct the finance, information systems, and administrative functions of the Company.

     The Company anticipates that general and administrative costs for fiscal 1999 will continue at current levels, however there can be no assurance that these expenses will not be greater than anticipated.

Other Income and Expense

     Other income was $253,000 or 2% of net revenues for the three months ended April 3, 1999 compared to $378,000 or 2% of net revenues for the three months ended April 4, 1998. The decrease of $125,000 can be attributed to increased interest income earned as a result of higher average balances of funds available for investment, offset by the absence of gains incurred from the sale of a parcel of land in Hudson, New Hampshire, in the first quarter of fiscal 1998.

Income Taxes

     For the three months ended April 3, 1999, the Company did not record a provision for federal or state income taxes as a result of the $3,084,000 net loss reported for the period. The provision for income taxes for the three months ended April 4, 1998 included a $1,210,000 charge in lieu of federal income taxes principally to the realization of net operating loss carryforwards resulting from stock compensation deductions for tax purposes. The tax benefit related to such stock option deductions has been credited to additional paid in capital. The state provision of $360,000 is based upon the estimated effective income tax rate for the full fiscal year.

Net Income

     As a result of the foregoing, the Company had net losses of $3,084,000 for the three months ended April 3, 1999 as compared to net income of $2,341,000 for the three months ended April 4, 1998.

Liquidity and Capital Resources

     At April 3, 1999, the Company had cash, cash equivalents, and short-term marketable securities of $22,153,000 and working capital of $32,627,000 as compared to cash, cash equivalents and marketable securities of $19,281,000 and working capital of $37,080,000 at January 2, 1999.

     Cash generated from operating activities was $5,856,000 for the three months ended April 3, 1999. The cash flow resulted primarily from reductions in accounts receivable and inventories of $8,155,000, non-cash items of depreciation and amortization of $1,614,000 and provisions for losses on accounts receivable of $480,000, offset by the loss from operations of $3,084,000. Cash flow from operations was also affected by the decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $1,254,000. This decrease was primarily a result of advance payments received in fiscal 1998 on equipment under construction at the

Company's Delta V subsidiary, and the Company's development program with Fuji Photo Film Co., Ltd. The Company expects to expend this cash throughout fiscal 1999 as it completes its obligations under the related contracts.

     Net cash used for investing activities was $3,744,000 for the three months ended April 3, 1999 and consisted primarily of additions to property, plant and equipment used in the Company's business of $3,043,000, and net investments in marketable securities of $658,000.

     Net cash provided by financing activities for the three months ended April 3, 1999 totaled $102,000 and consisted primarily of the proceeds from the issuance of common stock of $230,000, offset by payments on the mortgage term loan.

     In December 1998, the Company renewed its agreement with Citizens Bank New Hampshire ("Citizens") for a revolving line of credit loan under which the Company may borrow a maximum of $10,000,000 for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary, Delta V and secured by its assets. Interest on the line of credit is payable at the LIBOR rate plus 1.50% (6.44% at April 3, 1999). The loan agreement terminates on July 31, 2000, at which date, the entire principal and accrued interest is due and payable. As of April 3, 1999, the Company had $10,000,000 available under the line of credit loan agreement.

     On February 6, 1998, the Company obtained a ten-year mortgage term loan in the principal amount of $6,900,000 from Citizens. Borrowings are secured with land and buildings with a cost of approximately $17,000,000. The loan bears a fixed rate of interest of 7.12% per year during the first five years, and a variable rate of interest at the LIBOR rate plus 2% (6.94% at April 3, 1999) for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments shall be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of each month of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued and unpaid interest is due and payable on February 6, 2008.

     At April 3, 1999, the Company was in violation of a certain financial covenant, which was waived by Citizens'. Citizens' has agreed to modify the financial covenants currently contained in the loan agreement through the term of the revolving line of credit loan agreement.

     The Company has approved expenditures of $8,500,000 for additional plate manufacturing equipment that is expected to reduce the cost of plate manufacture and enhance the Company's development capabilities. In April 1999, the Company received a commitment for a $10,000,000 lease line of credit from KeyBank National Association. If financing is consummated the funds will be available to provide for equipment now owned or to be acquired. The commitment is schedule to expire on April 30, 2000.

     The Company believes that existing funds, cash flows from operations, and cash available under its revolving line of credit and mortgage loan should be sufficient to satisfy working capital requirements and capital expenditures through the balance of fiscal 1999.

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

     The total costs associated with becoming Y2K compliant are not expected to be material to the Company's financial position or operations. Costs incurred through April 3, 1999 have been incurred as part of normal IT operating costs.

     Management believes it has an effective program in place to resolve Y2K issues without significant costs or disruption of operations. However, it is not possible to anticipate all future outcomes, especially when third parties are involved. There could be circumstances that could adversely effect the Company's results of operations, liquidity and financial condition. The Company is developing a contingency plan to minimize the effect of non-compliance on business operations, however, the Company's contingency plans have not yet been tested. There can be no assurance therefore that the contingency plans will provide adequate safeguards in the event that the Company or its critical third-party business relations ultimately are not year 2000 compliant.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     See Item 3 of the Company's Form 10-K for the fiscal year ended January 2 1999, for a description of certain legal proceedings pending against the Company and certain of its officers and directors.

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

Dated:
      -----------------------------


                                                  PRESSTEK, INC.
                                                  (Registrant)


                                              By: /s/ Robert W. Hallman
                                                  ------------------------------
                                                  Robert W. Hallman
                                                  Chief Executive Officer
                                                  (Duly Authorized Officer)


                                              By: /s/ Neil Rossen
                                                  ------------------------------
                                                  Neil Rossen
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)