Form 10-Q
period 1999-07-03
PRESSTEK INC /DE/
filed 1999-08-12
CIK 846876

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 1999

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________  to  ______________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: as of August 9, 1999 there were 32,277,614 shares outstanding of the Registrant's Common Stock, $.01 par value per share.

                                 PRESSTEK, INC.

                                      INDEX



                                                                            PAGE

PART I        FINANCIAL INFORMATION

     Item 1   Financial Statements

              Balance Sheets as of July 3, 1999 (unaudited)
              and January 2, 1999                                              3

              Statements of Operations for the three and six month periods ended July 3, 1999 and July 4, 1998
              (unaudited)                                                      4

              Statements  of Cash Flows for the six month periods ended July
              3, 1999 and July 4, 1998
              (unaudited)                                                      5

              Notes to Financial Statements
              (unaudited)                                                      6

     Item 2   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   12

     Item 3   Quantitative and Qualitative Disclosures
              About Market Risk                                               20

PART II       OTHER INFORMATION                                               21

     Item 1   Legal Proceedings

     Item 4   Submission of Matters to a Vote of Security Holders

     Item 6   Exhibits and Reports on form 8-K

Signatures                                                                    22

                        1. PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 PRESSTEK, INC.
                                 BALANCE SHEETS
                        (in thousands, except share data)

                                                                 July 3,     January 2,
                                                                  1999          1999
                                                                ---------    ---------
                                                               (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                     $   3,946    $   3,174
  Marketable securities                                            14,740       16,107
  Accounts receivable, net of allowance for losses
    of $2,048 in fiscal 1999; and $2,536 in fiscal 1998            10,432       20,638
  Inventories                                                       7,391        9,857
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                            2,582          823
  Other current assets                                                991          980
                                                                ---------    ---------
        Total current assets                                       40,082       51,579
                                                                ---------    ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land and land improvements                                        2,412        2,412
  Buildings                                                        17,327       16,776
  Machinery and equipment                                          38,885       33,354
  Furniture and fixtures                                            1,292        1,238
  Leasehold improvements                                            3,033        2,392
  Other                                                                71           71
                                                                ---------    ---------
        Total                                                      63,020       56,243
  Less accumulated depreciation and amortization                  (12,623)      (9,850)
                                                                ---------    ---------
        Property, plant and equipment, net                         50,397       46,393
                                                                ---------    ---------
OTHER ASSETS:
  Goodwill, net                                                     5,819        5,996
  Patent application costs and license rights, net                  3,649        3,625
  Software development costs, net                                      36           91
  Other                                                               193          190
                                                                ---------    ---------
        Total other assets                                          9,697        9,902
                                                                ---------    ---------
TOTAL                                                           $ 100,176    $ 107,874
                                                                =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of mortgage term loan                         $     536    $     522
  Accounts payable and accrued expenses                             9,351        9,886
  Accrued salaries and employee benefits                            1,213        1,061
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                               1,636        3,030
                                                                ---------    ---------
        Total current liabilities                                  12,736       14,499
                                                                ---------    ---------
MORTGAGE TERM LOAN                                                  5,652        5,922
                                                                ---------    ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
    1,000,000 shares; no shares issues or outstanding                  --           --
  Common stock, $.01 par value; authorized 75,000,000 shares;
    Issued and outstanding 32,312,318 shares at July 3, 1999;
    32,276,263 shares at January 2, 1999                              323          323
  Additional paid-in capital                                       67,549       67,296
  Retained earnings                                                13,916       19,834
                                                                ---------    ---------
        Stockholders' equity                                       81,788       87,453
                                                                ---------    ---------
TOTAL                                                           $ 100,176    $ 107,874
                                                                =========    =========

                        See notes to financial statements

                                 PRESSTEK, INC.
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                       For the three and six months ended

                                                        July 3,     July 4,    July 3,     July 4,
                                                         1999        1998       1999        1998
                                                       --------    --------   --------    --------
                                                                      (unaudited)
REVENUES:
  Product sales                                        $ 13,369    $ 19,733   $ 26,504    $ 39,391
  Royalties and fees from licensees                       1,510       3,296      3,219       7,979
                                                       --------    --------   --------    --------
        Total revenues                                   14,879      23,029     29,723      47,370
                                                       --------    --------   --------    --------

COSTS AND EXPENSES:
  Cost of products sold                                   9,668      13,659     20,098      27,832
  Engineering and product development                     4,920       4,179      9,079       7,421
  Sales and marketing                                     1,638       1,631      3,066       2,793
  General and administrative                              2,116       2,693      4,280       4,924
                                                       --------    --------   --------    --------
        Total costs and expenses                         18,342      22,162     36,523      42,970
                                                       --------    --------   --------    --------
INCOME (LOSS) FROM OPERATIONS                            (3,463)        867     (6,800)      4,400
                                                       --------    --------   --------    --------

OTHER INCOME:
  Dividend and interest, net                                122         104        290         175
  Other, net                                                507          85        592         393
                                                       --------    --------   --------    --------
        Total other income, net                             629         189        882         568
                                                       --------    --------   --------    --------

INCOME (LOSS) BEFORE INCOME TAXES                        (2,834)      1,056     (5,918)      4,968
PROVISION FOR INCOME TAXES                                   --         420         --       1,990
                                                       --------    --------   --------    --------
NET INCOME (LOSS)                                      $ (2,834)   $    636   $ (5,918)   $  2,978
                                                       ========    ========   ========    ========

EARNINGS (LOSS) PER SHARE - BASIC                      $  (0.09)   $   0.02   $  (0.18)   $   0.09
                                                       ========    ========   ========    ========

EARNINGS (LOSS) PER SHARE - DILUTED                    $  (0.09)   $   0.02   $  (0.18)   $   0.09
                                                       ========    ========   ========    ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC       32,311      31,994     32,305      31,890
                                                       ========    ========   ========    ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED     32,311      32,631     32,305      32,792
                                                       ========    ========   ========    ========

                        See notes to financial statements

                                 PRESSTEK, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                            For the six months ended

                                                                  July 3,     July 4,
                                                                   1999        1998
                                                                 --------    --------
                                                                     (unaudited)
CASH FLOWS - OPERATING ACTIVITIES:
  Net income (loss)                                              $ (5,918)   $  2,978
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Tax benefit arising from stock option deductions                 --       1,620
      Depreciation                                                  2,773       1,718
      Amortization                                                    534         492
      Provision for warranty and other costs                           69         476
      Provision for losses on accounts receivable                     860         781
      Other, net                                                      (10)       (357)
  (Increase) decrease in:
      Accounts receivable                                           9,221       2,039
      Inventories                                                   2,466       4,149
      Costs and estimated earnings in excess of
        billings on uncompleted contracts                          (1,759)        204
      Other current assets                                             (5)       (572)
  Increase (decrease) in:
      Accounts payable and accrued expenses                          (604)     (2,436)
      Accrued salaries and employee benefits                          152         284
      Billings in excess of costs and estimated
        earnings on uncompleted contracts                          (1,395)      7,595
                                                                 --------    --------
          Net cash provided by operating activities                 6,384      18,971
                                                                 --------    --------
CASH FLOWS - INVESTING ACTIVITIES:
      Purchases of property, plant and equipment                   (6,777)     (2,975)
      Proceeds from sale of land and equipment                         --         441
      Increase in other assets                                       (209)       (269)
      Sales and maturities of marketable securities                24,967       1,000
      Purchases of marketable securities                          (23,590)         --
                                                                 --------    --------
          Net cash used for investing activities                   (5,609)     (1,803)
                                                                 --------    --------
CASH FLOWS - FINANCING ACTIVITIES:
      Net proceeds from sale of common stock                          253         241
      Proceeds under mortgage term loan                                --       6,900
      Repayments of mortgage term loan                               (256)       (212)
      Net payments on revolving line of credit                         --      (4,800)
      Payment on Heath Custom Press, Inc.'s
        revolving line of credit                                       --        (600)
                                                                 --------    --------
          Net cash provided by (used for) financing activities         (3)      1,529
                                                                 --------    --------
INCREASE IN CASH AND CASH EQUIVALENTS                                 772      18,697
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                       3,174       5,201
  Cash acquired from Heath Custom Press, Inc.                          --         239
                                                                 --------    --------
CASH AND CASH EQUIVALENTS END OF PERIOD                          $  3,946    $ 24,137
                                                                 ========    ========
SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION
  Cash paid during the period for:
      Interest                                                   $    226    $    116
                                                                 ========    ========
      Income taxes                                               $     --    $    250
                                                                 ========    ========
NON-CASH INVESTING AND FINANCING ACTIVITY:
  Common stock issued and net assets acquired relating to
    the acquisition of Heath Custom Press, Inc.                  $     --    $  2,407
                                                                 ========    ========

                        See notes to financial statements

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JULY 3, 1999


1.   BASIS OF PRESENTATION

     The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the fiscal year ended January 2, 1999. The January 2, 1999 information has been derived directly from the annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring. Operating results for the three and six month periods ended July 3,1999 are not necessarily indicative of the results that may be expected for the fiscal year ended January 1, 2000.

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

     In February 1996, the Company acquired 90% of the outstanding common stock of Catalina Coatings, Inc. which now operates as Delta V. In December 1998, the Company acquired an additional 7% of the outstanding common stock of Delta V for consideration of $500,000. The additional purchase price was recorded as goodwill. The acquisition was accounted for as a purchase and, accordingly the results of Delta V's operations have been included in the Company's financials for the three and six months ended July 3, 1999 and July 4, 1998. Significant intercompany accounts and transactions have been eliminated.

     In January 1998, the Company acquired 100% of the stock of Heath Custom Press, Inc. ("Heath"), of Seattle, Washington. Heath was engaged in the design and manufacture of custom printing presses and was purchased for 94,865 unregistered shares of the Company's common stock. The purchase price of $2,407,000 has been allocated to assets acquired and liabilities assumed based on the fair market value at the date of acquisition as follows: current assets, $2,198,000; patents, $1,781,000; long-term assets,

$186,000; other liabilities, $1,758,000. The acquisition was accounted for as a purchase and, accordingly, the results of Heath's operations have been included in the Company's financial statements for the three and six months ended July 3,1999 and July 4, 1998. Significant intercompany accounts and transactions have been eliminated. The results of Heath's operations did not have had a material impact on the Company's results of operations for the three and six months ended July 3, 1999 and July 4, 1998.

     In October 1998, the Company sold certain assets of Heath for $1,000,000, which approximated book value. The Company retained all rights to the patents owned by Heath.

     The Company operates in two reportable business segments, the Direct Imaging Products segment and Delta V. See Note 7 of the financial statements.

     The Company operates and reports on a 52/53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the second quarters of 1999 and 1998 ended on July 3, 1999 and July 4, 1998, respectively.

2.   MARKETABLE SECURITIES

     Marketable securities are classified as available-for-sale and are stated at fair value. Unrealized gains and losses, if any, are recorded as a separate component of stockholder's equity. At July 3, 1999 marketable securities consisted of high quality debt securities. At January 2, 1999, marketable securities consisted of high quality debt securities and commercial paper.

3.   INVENTORIES

     Inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out method. At July 3, 1999, and January 2, 1999, inventories consisted of the following:


                                                     1999             1998
                                                    ------           ------
                                                         (in thousands)
     Raw materials                                  $3,909           $7,289

     Work in process                                 1,314              690

     Finished goods                                  2,168            1,878
                                                    ------           ------

              Total                                 $7,391           $9,857
                                                    ======           ======

4.   COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" in the first quarter of fiscal 1998. SFAS No. 130 sets standards for the reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is comprised of net income and all changes in stockholder's equity except those due to investments by owners and distributions to owners, which for the Company includes unrealized gains (losses) on marketable securities. For the three and six months ended July 3, 1999 and July 4, 1998, there was no significant difference between net income and comprehensive income.

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

     The following  represents  the  calculation  of basic and diluted  earnings
(loss) per share for three and six months ended July 3, 1999, and July 4, 1998:


                                      Three months ended      Six months ended
                                      July 3,     July 4,    July 3,     July 4,
                                       1999        1998       1999        1998
                                      -------    --------   --------    --------
                                         (In thousands, except per share data)

Net income (loss) as reported         $(2,834)   $    636   $ (5,918)   $  2,978
                                      =======    ========   ========    ========

Weighted average common shares
outstanding - Basic                    32,311      31,994     32,305      31,890

Effect of assumed conversion of
stock options                              --         637         --         902
                                      -------    --------   --------    --------

Weighted average common shares
outstanding - Diluted                  32,311      32,631     32,305      32,792
                                      =======    ========   ========    ========

Earnings (loss) per share - Basic     $ (0.09)   $   0.02   $  (0.18)   $   0.09
                                      =======    ========   ========    ========

Earnings (loss) per share - Diluted   $ (0.09)   $   0.02   $  (0.18)   $   0.09
                                      =======    ========   ========    ========

     All stock options outstanding for the six months ended July 3, 1999 are excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive. Options to purchase 192,500 shares of common stock at exercise prices ranging from $16.81 to $44.75 per share were outstanding during a portion of the first six months of 1998, but were excluded in the computation of diluted earnings per share, as the exercise prices of the options were greater than the average market price of the common shares.

6.   INCOME TAXES

     The components of the provision for income taxes for the three and six months ended July 3, 1999 and July 4, 1998, based upon the estimated effective income tax rate for the full fiscal year, were as follows:

                                            1999                       1998
                                  ------------------------   -----------------------
                                    Three          Six         Three         Six
                                    Months        Months       Months       Months
                                  ----------   -----------   ----------   ----------
                                                    (in thousands)
Current tax expense - State       $       --   $        --   $       --   $  370,000
Charge in lieu of income taxes:
Federal                                   --            --      340,000    1,540,000
State                                     --            --       80,000       80,000
                                  ----------   -----------   ----------   ----------
     Total provision              $       --   $        --   $  420,000   $1,990,000
                                  ==========   ===========   ==========   ==========

     The Company did not record a provision for United States federal or state income taxes or a charge in lieu of federal or state income taxes due to the net operating loss incurred for the three and six months ended July 3, 1999. The charge in lieu of income taxes included in the three and six months ended July 4, 1998 relates principally to the realization of net operating loss carryforwards resulting from stock compensation deductions for tax purposes.

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

     A summary of the Company's operations by segment for the three and six months ended July 3, 1999 and July 4, 1998 are as follows:

                                           Digital
                                           Imaging
                                           Products       Delta V       Total
                                           --------       -------       -----
                                                       (In thousands)

Three months ended  July 3, 1999
  Revenues                                 $ 12,246      $  2,633      $ 14,879
  Loss from operations                       (3,064)         (399)       (3,463)
Three months ended  July 4, 1998
  Revenues                                   21,373         1,656        23,029
  Inter-segment sales                            62           242           304
  Income (loss) from operations               2,607        (1,740)          867

Six months ended  July 3, 1999
  Revenues                                 $ 23,782      $  5,941      $ 29,723
  Loss from operations                       (6,395)         (405)       (6,800)
Six months ended  July 4, 1998
  Revenues                                   44,884         2,486        47,370
  Inter-segment sales                            62           702           764
  Income (loss) from operations               6,491        (2,091)        4,400

     Revenues generated under the Company's agreements with Heidelberger Druckmaschinen AG ("Heidelberg") and its distributors totaled $4,869,000 and $9,889,000 for the three and six months ended July 3, 1999 respectively, compared to $11,988,000 and $27,001,000 for the three and six months ended July 4, 1998, respectively.

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

     The lawsuits each contain a variety of allegations including, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, violations of Section 20(a) and 20(A) of the Exchange Act, common law fraud and deceit, negligent misrepresentation and waste of corporate assets. The allegations include claims that the Company issued false and misleading financial statements, and failed to properly disclose (a) adverse information concerning the Company's patents; (b) the nature and extent of the investigation by the Securities and Exchange Commission with respect to activities by certain unnamed persons and entities in connection with the securities of the Company
(c) the backlog of orders from, supply contracts with, and orders received by its principal customer. The Company's officer and director defendants are alleged to have sold the Company's common stock while in possession of material non-public information. The plaintiffs generally are seeking to recover unspecified damages and reimbursement of their costs and expenses incurred in connection with the action. Moreover, the plaintiff in the derivative action in Delaware is also seeking a return to the Company of all salaries and the value of other remuneration paid to the defendants by the Company during the time they were in breach of their fiduciary duties and an accounting of and/or constructive trust on the proceeds of defendants' trading activities in the common stock.

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

     The Company is also engaged in the development of additional PEARL-based products that incorporate its patented, proprietary, digital imaging system and process free thermal ablation printing plate technologies for both computer-to-plate and computer-to-press applications. During the first quarter of fiscal 1996, the Company began shipments of its PEARL platesetter, referred to as the PEARLsetter. The PEARLsetter is a computer-to-plate imaging system that images both the Company's wet and dry offset plates. Also, in December 1996, the Company began shipments of its direct imaging system for a larger format Omni-Adast (19" x 26") multicolor press. In the second half of fiscal 1998 the Company began shipments of its PEARLhdp(TM) laser imaging system. The PEARLhdp, jointly developed with Imation Corp., is a digital halftone proofing device. It can produce true halftone "dot for dot" color press proofs using the Company's computer-to-plate imaging system specially modified for this unique application. The Company has recently announced a comprehensive agreement whereby Imation Corp. has been granted exclusive rights for sales, marketing and distribution of the PEARLhdp proofing system.

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

     The acquisition of Delta V was accounted for as a purchase and, accordingly, the results of operations have been included in the Company's financial statements for the three and six months ended July 3, 1999 and July 4, 1998. Significant intercompany accounts and transactions have been eliminated.

     In January 1998, the Company acquired 100% of the stock of Heath Custom Press, Inc. ("Heath"), of Seattle, Washington. Heath was engaged in the design and manufacture of custom printing presses and was purchased for 94,865 unregistered shares of the Company's common stock. The purchase price of $2,407,000 has been allocated to assets acquired and liabilities assumed based on the fair market value at the date of acquisition as follows: current assets, $2,198,000; patents, $1,781,000; long-term assets, $186,000; other liabilities, $1,758,000. The acquisition was accounted for as a purchase and, accordingly, the results of Heath's operations have been included in the Company's financial statements for the three and six months ended July 3, 1999 and July 4, 1998. Significant inter-company accounts and transactions have been eliminated. The results of Heath's operations did not have a material impact on the Company's results of operations for the three and six months ended July 3, 1999 and July 4, 1998.

     In October 1998, the Company sold certain assets of Heath for $1,000,000, which approximated book value. The Company retained all rights to the patents owned by Heath.

     The Company operates and reports on a 52/53 week fiscal year, ending on the Saturday closest to December 31. Accordingly the three and six months of fiscal 1999 and 1998 ended on July 3, 1999 and July 4, 1998, respectively.

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

Results of Operations

Revenues

     Revenues for the three and six months ended July 3, 1999 of $14,879,000 and $29,723,000 respectively, consisted of product sales, royalties, fees and other reimbursements. Revenues of $23,029,000 and $47,370,000, respectively, decreased $8,150,000 or 35% and $17,647,000 or 37% as compared to the three and six month periods ending July 4, 1998.

     Revenues for Digital Imaging Products for the second quarter and first six months of fiscal 1999 were $12,246,000 and $23,782,000, respectively, compared to $21,373,000 and $44,884,000 for the same periods of fiscal 1998. Net product sales for the second quarter and first six months of fiscal 1999 were $10,736,000 and $20,563,000, a decrease of $7,509,000 or 41% and $16,597,000 or
45% as compared to the same periods of fiscal 1998. These decreases are primarily as a result of the continuing suspension of shipments to Heidelberg for direct imaging systems used in the Quickmaster DI, during the second quarter and first six months ended July 3, 1999. These reductions were partially offset by the increased sales volume of the Company's proprietary thermal printing plates. The revenues generated from the sale of the Company's PEARLdry and other consumable products were $9,436,000 and $17,606,000 for the second quarter and first six months of fiscal 1999, an increase of $7,627,000 or 21% and $3,722,000 or 27%, respectively over the same periods of fiscal 1998.

     Royalties and fees from licensees for Digital Imaging Products for the second quarter and first six months of fiscal 1999 of $1,510,000 and $3,219,000, respectively decreased $1,694,000 or 52% and $4,597,000 or 58% as compared to royalties and fees for the same periods of fiscal 1998. Royalties decreased $2,276,000 and $5,401,000 or 100% comparing the second quarter and first six months of fiscal 1999 to the same periods of fiscal 1998, as a result of the continuing suspension of shipments of direct imaging systems to Heidelberg for use in the Quickmaster DI. Engineering fees increased

$658,000 or 77% and $896,000 or 39% for the second quarter and first six months of fiscal 1999 primarily as a result of engineering and other fees received from Fuji Photo Film Co., Ltd.

     Revenues for Delta V totaled $2,633,000 and $5,941,000 for the second quarter and first six months of fiscal 1999 respectively, as compared to $1,656,000 and $2,486,000 for the same periods of fiscal 1998. The increases of $977,000 and $3,455,000 respectively relate primarily to the increase in the percentage of completion on fixed price production contracts for vacuum deposition coating equipment to external customers.

     Revenues generated under the Company's agreements with Heidelberg and its distributors for the second quarter and first six months of fiscal 1999 were $4,869,000 and $9,889,000, a decrease of $7,119,000 or 60% and $17,199,000 or
63% from the comparable periods of fiscal 1998. Revenues from Heidelberg represented 33% and 57% of total revenues for the first six months of fiscal 1999 and 1998, respectively.

     The Company has received an order from Heidelberg in connection with its direct imaging systems used on the Quickmaster DI. Based on the delivery schedule for this order, the Company expects to resume production of its direct imaging systems late in the third quarter, and to begin shipments in the fourth quarter of fiscal 1999.

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

Cost of Products Sold

     Cost of products sold consists of the costs of material, labor and overhead as well as future warranty costs associated with product sales. Cost of products sold for the three and six months ended July 3, 1999 were $9,668,000 and $20,098,000 respectively, a decrease of $3,991,000 or 29% and $7,734,000 or 28%
from the cost of products sold for the three and six months ended July 4, 1998. The decrease in gross margin on product sales to 28% and 24% from 31% and 29% comparing the second quarter and first six months of fiscal 1999 and 1998, respectively, primarily relates to the Digital Imaging Products operations. The gross margin decrease is a result of reduced manufacturing volume of the direct imaging systems sold to Heidelberg for use in the QM-DI, as well as increased fixed costs associated with the Company's Hudson, New Hampshire manufacturing operations.

     The Company anticipates that the gross margin on product sales will continue at current levels through the third quarter and show some improvement in the fourth quarter of fiscal 1999, due to the planned resumption of shipments of direct imaging systems to

Heidelberg. There can be no assurance however that the actual gross margins will not be lower than anticipated.

Engineering and Product Development Expenses

     Engineering and product development expenses consist primarily of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct the Company's equipment and consumable product development efforts.

     Engineering and product development expenses were $4,920,000 and $9,079,000 or 33% and 31% of net revenues for the three and six months ended July 3, 1999 as compared to $4,179,000 and $7,421,000 or 18% and 16% of net revenues, for the three and six months ended July 4, 1998. The increase resulted principally from increased expenditures for parts and supplies related to the Company's continued development of products incorporating its PEARL technology. Included in these development efforts were expenditures for the Company's PEARLgold and other consumable products as well as expenditures for its next-generation laser diode technology and other product development efforts. These increased expenditures were also a result of increased engineering programs related to the Company's development contract with Fuji Photo Film Co., Ltd.

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

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of payroll and related expenses for personnel, advertising and promotional expenses, and travel costs. Sales and marketing expenses were $1,638,000 and $3,066,000 or 11% and 10% of net revenues for the three and six months ended July 3, 1999 as compared to $1,631,000 and $2,793,000 or 7% and 6% of net revenues for the three and six months ended July 4, 1998. The increase resulted primarily from increased expenditures for professional services and other related costs associated with the Company's attendance at trade shows and the continued expansion of its worldwide sales, distribution and technical support network.

     It is expected that the current expenditure level will continue through fiscal 1999 as the Company continues to expand its direct sales force and distribution channels for its products in anticipation of the DRUPA 2000 trade show. There can be no assurance, however, that these expenditures will not be greater than currently anticipated.

General and Administrative Expenses

     General and administrative expenses consist primarily of payroll and related expenses for personnel, and contracted professional services. General and administrative expenses for the three and six months ended July 3, 1999 were $2,116,000 and

$4,280,000 or 14% of net revenues  compared to $2,693,000  and $4,924,000 or 12%
and 10% of net revenues for the three and six months ended July 4, 1998. The decreases of $577,000 and $644,000 respectively, relate primarily to decreases in expenditures for contracted professional services that were required to conduct the finance, information systems, and administrative functions of the Company.

     The Company anticipates that general and administrative costs for fiscal 1999 will continue at current levels, however there can be no assurance that these expenses will not be greater than anticipated.

Other Income and Expense

     Other income was $629,000 and $882,000 or 4% and 3% of net revenues for the three and six months ended July 3, 1999 compared to $189,000 and 568,000 or 1% of net revenues for the three and six months ended July 4, 1998. The increase of $440,000 and $314,000 is primarily attributed to a one-time payment from a supplier in settlement of a contractual obligation.

Provision for Income Taxes

     For the three and six months ended July 3, 1999, the Company did not record a provision for federal or state income taxes as a result of the $2,834,000 and $5,918,000 net losses reported for the periods. The provision for income taxes for the three and six months ended July 4, 1998 of $420,000 and $1,990,000, respectively included a charge in lieu of federal income taxes related principally to the realization of net operating loss carryforwards resulting from stock compensation deductions for tax purposes of $340,000 and $1,540,000, respectively. The tax benefit related to such stock option deductions has been credited to additional paid in capital. The state provision of $370,000 for the six months ended July 4, 1998 is based upon the estimated effective income tax rate for the full fiscal year.

Net Income

     As a result of the foregoing, the Company had net loss of $2,834,000 and $5,918,000 for the three and six months ended July 3,1999, compared to net income of $636,000 and $2,978,000 for the three and six months ended July 4, 1998.

Liquidity and Capital Resources

     At July 3, 1999, the Company had cash, cash equivalents, and short-term marketable securities of $18,686,000 and working capital of $27,346,000 as compared to cash, cash equivalents and marketable securities of $19,281,000 and working capital of $37,080,000 at January 2, 1999.

     Cash generated from operating activities was $6,384,000 for the six months ended July 3, 1999. The cash flow resulted primarily from reductions in accounts receivable and inventories of $11,687,000, non-cash items of depreciation and amortization of $3,307,000, and a provision for losses on accounts receivable of $860,000, offset by the loss from operations of $5,918,000, the increase in estimated earnings on uncompleted contracts of $1,759,000, and the decrease in billings in excess of costs of $1,395,000. This decrease was primarily a result of advance payments received in fiscal 1998 on equipment under construction at the Company's Delta V subsidiary, and the Company's development program with Fuji Photo Film Co., Ltd. The Company expects to expend the cash received from these advance payments throughout fiscal 1999 as it completes its obligations under the related contracts.

     Net cash used for investing activities was $5,609,000 for the six months ended July 3, 1999 and consisted primarily of additions to property, plant and equipment used in the Company's business of $6,777,000, and net investments in marketable securities of $1,377,000.

     Net cash used for financing activities for the six months ended July 3, 1999 totaled $3,000 and consisted primarily of the proceeds from the issuance of common stock incident to the exercise of stock options of $253,000, offset by payments on the mortgage term loan of $256,000.

     In December 1998, the Company renewed its agreement with Citizens Bank New Hampshire ("Citizens") for a revolving line of credit loan under which the Company may borrow a maximum of $10,000,000 for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company's assets and are guaranteed by the Company's subsidiary, Delta V and secured by its assets. Interest on the line of credit is payable at the LIBOR rate plus 1.50% (6.72% at July 3, 1999). The loan agreement terminates on July 31, 2000, at which date, the entire principal and accrued interest is due and payable. As of July 3, 1999, the Company had $10,000,000 available under the line of credit loan agreement.

     On February 6, 1998, the Company obtained a ten-year mortgage term loan in the principal amount of $6,900,000 from Citizens. Borrowings are secured with land and buildings with a cost of approximately $17,000,000. The loan bears a fixed rate of interest of 7.12% per year during the first five years, and a variable rate of interest at the LIBOR rate plus 2% (7.22% at July 3, 1999) for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments shall be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of each month of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued and unpaid interest is due and payable on February 6, 2008.

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

     The Company believes that existing funds, cash flows from operations, and cash available under its revolving line of credit and lease line of credit should be sufficient to satisfy working capital requirements and capital expenditures through the next twelve months.

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

     The total costs associated with becoming Y2K compliant are not expected to be material to the Company's financial position or operations. Costs incurred through July 3, 1999 have been incurred as part of normal IT operating costs.

     Management believes it has an effective program in place to resolve Y2K issues without significant costs or disruption of operations. However, it is not possible to anticipate all future outcomes, especially when third parties are involved. There could be circumstances that could adversely effect the Company's results of operations, liquidity and financial condition. The Company is developing a contingency plan to minimize the effect of non-compliance on business operations, however the Company's contingency plans have not yet been tested. There can be no assurance therefore that the contingency plans will provide adequate safeguards in the event that the Company or its critical third-party business relations ultimately are not year 2000 compliant.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     See Item 3 of the Company's Form 10-K for the fiscal year ended January 2 1999, for a description of certain legal proceedings pending against the Company and certain of its officers and directors.

Item 4.  Submission of Matters to a Vote of Security Holders

     On June 8, 1999, the Company held an Annual Meeting of Stockholders at which the election of directors was voted on by common stockholders of the Company. The results of the vote were as follows:

     Mr Richard A. Williams, Messrs. Robert Hallman, and Robert E. Verrando, Dr. Lawrence Howard and Messrs. Robert Howard, Bert Depamphilis, John W. Dreyer, John B. Evans and Harold N. Sparks were elected to serve as members of the Company's Board of Directors for the ensuing year and until the election and qualification of their successors.

     The votes cast by stockholders with respect to the election of Directors were as follows:

Name of Nominees            Number of Votes For         Number of Votes Withheld
----------------            -------------------         ------------------------

Richard A. Williams              29,991,808                       204,343
Robert W. Hallman                29,996,572                       199,579
Robert E. Verrando               29,924,996                       271,155
Robert Howard                    29,886,502                       309,649
Dr. Lawrence Howard              29,940,421                       255,730
Bert Depamphilis                 29,995,492                       200,659
John W. Dryer                    30,002,912                       193,239
John B. Evans                    30,006,662                       189,489
Harold M. Sparks                 29,970,632                       225,519

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

Dated: August 12, 1999



                                                      PRESSTEK, INC.
                                             -------------------------------
                                                       (Registrant)



                                    By:      /s/ Robert W. Hallman
                                             -------------------------------
                                             Robert W. Hallman
                                             Chief Executive Officer
                                             (Duly Authorized Officer)

                                    By:      /s/ Neil Rossen
                                             -------------------------------
                                             Neil Rossen
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)