Form 10-Q
period 1999-10-02
PRESSTEK INC /DE/
filed 1999-11-16
CIK 846876

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)

|X|  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended   October 2, 1999
                                 ---------------

                                OR

|_|  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                         Commission file number 0-17541

                                 PRESSTEK, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                         02-0415170
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

 9 Commercial Street, Hudson, New Hampshire               03051-3907
--------------------------------------------------------------------------------
(Address of principal executive offices)                   Zip Code)

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

YES |X|  NO |_|

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: as of November 9, 1999 there were 32,343,169 shares outstanding of the Registrant's Common Stock, $.01 par value per share.

                                 PRESSTEK, INC.

                                      INDEX

                                                                           PAGE

PART I    FINANCIAL INFORMATION

 Item 1   Financial Statements

          Balance Sheets as of October 2, 1999 (unaudited)
          and January 2, 1999                                                3

          Statements  of  Operations  for the three and nine month
          periods ended October 2, 1999 and October 3, 1998 (unaudited)      4

          Statements  of Cash Flows for the nine month  periods
          ended October 2, 1999 and October 3, 1998 (unaudited)              5

          Notes to Financial Statements
          (unaudited)                                                        6

 Item 2   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     14

 Item 3   Quantitative and Qualitative Disclosures
          About Market Risk                                                 22

PART II   OTHER INFORMATION                                                 23

 Item 1   Legal Proceedings

 Item 6   Exhibits and Reports on form 8-K

Signatures                                                                  24

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 PRESSTEK, INC.
                                 BALANCE SHEETS
                    (amounts in thousands, except share data)

                                                                   October 2,   January 2,
                                                                      1999         1999
                                                                   ----------   ----------
                                                                   (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                        $   3,062    $   2,950
  Marketable securities                                               15,871       16,107
  Accounts receivable, net of allowance for losses
    of $2,629 in fiscal 1999; and $2,185 in fiscal 1998               11,256       20,626
  Inventories                                                          6,240        9,724
  Other current assets                                                   975          968
                                                                   ---------    ---------
       Total current assets                                           37,404       50,375
                                                                   ---------    ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land and land improvements                                           1,107        1,489
  Buildings                                                           12,627       11,912
  Machinery and equipment                                             39,600       31,508
  Furniture and fixtures                                                 950          893
  Leasehold improvements                                               3,038        2,392
  Other                                                                   57           57
                                                                   ---------    ---------
       Total                                                          57,379       48,251
  Less accumulated depreciation and amortization                     (12,459)      (8,754)
                                                                   ---------    ---------
       Total property, plant and equipment, net                       44,920       39,497
                                                                   ---------    ---------
OTHER ASSETS:
  Patent application costs and license rights, net                     3,176        3,195
  Software development costs, net                                       --             40
  Other                                                                  161          136
  Net non-current assets of discontinued operations                    5,567       13,427
                                                                   ---------    ---------
       Total other assets                                              8,904       16,798
                                                                   ---------    ---------
            TOTAL                                                  $  91,228    $ 106,670
                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long term debt                                $     658    $     522
  Accounts payable and accrued expenses                                8,109        8,893
  Accrued salaries and employee benefits                               1,358          937
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                                  1,810        1,995
  Net current liabilities of discontinued operations                     823          948
                                                                   ---------    ---------
       Total current liabilities                                      12,758       13,295
                                                                   ---------    ---------
LONG TERM DEBT, NET OF CURRENT PORTION                                 9,441        5,922
                                                                   ---------    ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
    1,000,000 shares; no shares issues or outstanding                     --           --
  Common stock, $.01 par value; authorized 75,000,000 shares;
    issued and outstanding 32,326,169 shares at October 2, 1999;
    32,276,263 shares at January 2, 1999                                 323          323
  Additional paid-in capital                                          67,616       67,296
  Retained earnings                                                    1,083       19,834
  Accumulated other comprehensive income                                   7         --
                                                                   ---------    ---------
       Total stockholders' equity                                     69,029       87,453
                                                                   ---------    ---------
            TOTAL                                                  $  91,228    $ 106,670
                                                                   =========    =========

                        See notes to financial statements

                                 PRESSTEK, INC.
                            STATEMENTS OF OPERATIONS
                       For the three and nine months ended
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                                                 Three months ended                  Nine months ended
                                                             October 2,       October 3,         October 2,      October 3,
                                                                1999             1998               1999            1998
                                                             ----------       ----------         ----------      ----------
REVENUES:
  Product sales                                               $ 12,700         $ 12,689           $ 33,263        $ 49,686
  Royalties and fees from licensees                              1,455            2,789              4,674          10,676
                                                              --------         --------           --------        --------
      Total revenues                                            14,155           15,478             37,937          60,362
                                                              --------         --------           --------        --------
COSTS AND EXPENSES:
  Cost of products sold                                          8,988            8,516             24,510          34,416
  Engineering and product development                            4,025            3,657             12,574          10,537
  Sales and marketing                                            1,524            1,601              4,341           4,242
  General and administrative                                     1,514            1,784              4,803           5,431
                                                              --------         --------           --------        --------
      Total costs and expenses                                  16,051           15,558             46,228          54,626
                                                              --------         --------           --------        --------
INCOME (LOSS) FROM OPERATIONS                                   (1,896)             (80)            (8,291)          5,736
                                                              --------         --------           --------        --------
OTHER INCOME:
  Dividend and interest, net                                       119              235                409             403
  Other, net                                                        (1)              25                 79             228
                                                              --------         --------           --------        --------
      Total other income, net                                      118              260                488             631
                                                              --------         --------           --------        --------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                           (1,778)             180             (7,803)          6,367
PROVISION FOR INCOME TAXES                                        --                100               --             2,090
                                                              --------         --------           --------        --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                        (1,778)              80             (7,803)          4,277
DISCONTINUED OPERATIONS:
  Income (loss) from discontinued operations                      (555)              46               (448)         (1,173)
  Loss on disposal of discontinued operations                  (10,500)            --              (10,500)           --
                                                              --------         --------           --------        --------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                    $(11,055)        $     46           $(10,948)       $ (1,173)
                                                              --------         --------           --------        --------

NET INCOME (LOSS)                                             $(12,833)        $    126           $(18,751)       $  3,104
                                                              ========         ========           ========        ========

EARNINGS (LOSS) PER SHARE - BASIC:
  FROM CONTINUING OPERATIONS                                  $  (0.06)        $   0.00           $  (0.24)       $   0.13
                                                              ========         ========           ========        ========
  FROM DISCONTINUED OPERATIONS                                $  (0.34)        $   0.00           $  (0.34)       $  (0.04)
                                                              ========         ========           ========        ========
EARNINGS (LOSS) PER SHARE - BASIC                             $  (0.40)        $   0.00           $  (0.58)       $   0.10
                                                              ========         ========           ========        ========

EARNINGS (LOSS) PER SHARE - DILUTED
  FROM CONTINUING OPERATIONS                                  $  (0.06)        $   0.00           $  (0.24)       $   0.13
                                                              ========         ========           ========        ========
  FROM DISCONTINUED OPERATIONS                                $  (0.34)        $   0.00           $  (0.34)       $  (0.04)
                                                              ========         ========           ========        ========
EARNINGS (LOSS) PER SHARE - DILUTED                           $  (0.40)        $   0.00           $  (0.58)       $   0.09
                                                              ========         ========           ========        ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC              32,317           32,112             32,309          31,932
                                                              ========         ========           ========        ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED            32,317           32,393             32,309          32,699
                                                              ========         ========           ========        ========

                        See notes to financial statements

                                 PRESSTEK, INC.
                            STATEMENTS OF CASH FLOWS
                            For the nine months ended
                             (amounts in thousands)

                                                                          October 2,       October 3,
                                                                             1999             1998
                                                                          ----------       ----------
CASH FLOWS - OPERATING ACTIVITIES:
Net income (loss)                                                          $(18,751)        $  3,104
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Loss from discontinued operations                                        8,234              756
     Tax benefit arising from stock option deductions                            --            1,640
     Depreciation and amortization                                            4,143            2,750
     Provision for warranty and other costs                                     163            1,483
     Provision for losses on accounts receivable                              1,340              655
     Other, net                                                                 (12)            (254)
(Increase) decrease in:
     Accounts receivable                                                      8,030            7,902
     Inventories                                                              3,484            1,971
     Costs and estimated earnings in excess of
       Billings on uncompleted contracts                                                         180
     Other current assets                                                        (7)            (196)
Increase (decrease) in:
     Liabilities of discontinued operations                                    (125)           2,303
     Accounts payable and accrued expenses                                   (1,505)          (2,818)
     Accrued salaries and employee benefits                                     421              416
     Billings in excess of costs and estimated
       Earnings on uncompleted contracts                                       (185)           2,136
                                                                           --------         --------
           Net cash provided by operating activities                          5,230           22,028
CASH FLOWS - INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                              (9,510)          (3,988)
     Proceeds from sale of land and equipment                                   381              441
     Decrease (increase) in other assets of discontinued operations              73              (15)
     Increase in other assets                                                  (361)            (271)
     Sales and maturities of marketable securities                           13,967            1,000
     Purchases of marketable securities                                     (13,643)         (15,976)
                                                                           --------         --------
           Net cash used for investing activities                            (9,093)         (18,809)
                                                                           --------         --------
CASH FLOWS - FINANCING ACTIVITIES:
     Net proceeds from sale of common stock                                     320            1,245
     Proceeds under mortgage term loan                                           --            6,900
     Repayments of mortgage term loan                                          (386)            (333)
     Proceeds under lease line of credit                                      4,041               --
     Net payments on revolving line of credit                                    --           (4,800)
     Payment on Heath Custom Press, Inc.'s
       revolving line of credit                                                  --             (600)
                                                                           --------         --------
           Net cash provided by financing activities                          3,975            2,412
                                                                           --------         --------
INCREASE IN CASH AND CASH EQUIVALENTS                                           112            5,631
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                 2,950            4,939
     Cash acquired from Heath Custom Press, Inc.                                 --              239
                                                                           --------         --------
CASH AND CASH EQUIVALENTS END OF PERIOD                                    $  3,062         $ 10,809
                                                                           ========         ========
SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION
     Cash paid during the period for:
       Interest                                                            $    338         $    225
                                                                           ========         ========
       Income taxes                                                        $     --         $    250
                                                                           ========         ========
NON-CASH INVESTING AND FINANCING ACTIVITY:
     Common stock issued and net assets acquired relating to
       the acquisition of Heath Custom Press, Inc.                         $     --         $  2,407
                                                                           ========         ========

                        See notes to financial statements

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 OCTOBER 2, 1999

1. BASIS OF PRESENTATION

     The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the fiscal year ended January 2, 1999. The January 2, 1999 information has been derived directly from the annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring. Operating results for the three and nine month periods ended October 2,1999 are not necessarily indicative of the results that may be expected for the fiscal year ended January 1, 2000.

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

     The Company operates and reports on a 52/53-week fiscal year ending on the Saturday closest to December 31. Accordingly, the third quarters of 1999 and 1998 ended on October 2, 1999 and October 3, 1998, respectively.

     During the quarter ended October 2, 1999 the Company determined to sell or otherwise discontinue the operations of its Delta V Technologies, Inc., ("Delta V") subsidiary to allow the Company to focus all of its efforts on the core business of digital imaging and plate manufacturing. See Note 6 of notes to the financial statements.

2. MARKETABLE SECURITIES

     Marketable securities are classified as available-for-sale and are stated at fair value. Unrealized gains and losses, if any, are recorded as a separate component of stockholders' equity. At October 2, 1999 and January 2, 1999, marketable securities consisted of high quality debt securities and commercial paper.

3. INVENTORIES

     Inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out method. At October 2, 1999, and January 2, 1999, inventories consisted of the following:

                                             1999       1998
                                            ------    ------
                                          (amounts in thousands)

                         Raw materials      $1,845    $7,156
                         Work in process     2,767       690
                         Finished goods      1,628     1,878
                                            ------    ------
                           Total            $6,240    $9,724
                                            ======    ======

4. LONG-TERM DEBT AND CREDIT FACILITIES

     At October 2, 1999 and January 2, 1999, long-term debt consisted of the following:

                                             1999         1998
                                           --------     --------
                                           (amounts in thousands)

               Mortgage term loan          $  6,058     $  6,444
               Lease line of credit           4,041           --
                                           --------     --------
                                             10,099        6,444
                   Less current portion        (658)        (522)
                                           --------     --------
                 Total long-term debt      $  9,441     $  5,922
                                           ========     ========

     In September 1999, the Company borrowed $4,041,000 against a $10,000,000 lease line of credit facility from Keybank National Association. Borrowings are secured by equipment valued at $5,199,000. The loan bears a variable rate of interest, based upon the prime rate, with a fixed rate conversion provision. The current interest rate is 7.25%. Principal and interest on the lease line of credit facility are payable in 84 monthly installments beginning October 31, 1999. The commitment for the balance of $5,959,000 available under the lease line of credit is scheduled to expire on April 30, 2000.

     On February 6, 1998, the Company obtained a ten-year mortgage term loan in the principal amount of $6,900,000 from Citizens Bank New Hampshire
("Citizens"). Borrowings are secured by land and buildings with a cost of approximately $17,000,000. The loan bears a fixed rate of interest of 7.12% per year during the first five years and a variable rate of interest at the LIBOR rate plus 2%, for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments shall be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued and unpaid interest is due and payable on February 6, 2008.

     In December 1998, the Company renewed its agreement with Citizens for a revolving line of credit loan under which the Company may borrow a maximum of

$10,000,000 for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company's assets. Interest on the line of credit is payable at the LIBOR rate plus 1.50% (6.92% at October 2, 1999). The loan agreement terminates on July 31, 2000, at which date, the entire principal and accrued interest is due and payable. The Company currently has $10,000,000 available under the line of credit loan agreement.

     Under the terms of the mortgage term loan, the lease line of credit and the revolving line of credit agreements, the Company is required to meet certain financial covenants on a quarterly and annual basis. At October 2, 1999, the Company was in compliance with all debt covenants.

5. INCOME TAXES

     The components of the provision for income taxes for the three and nine months ended October 2, 1999 and October 3, 1998, based upon the estimated effective income tax rate for the full fiscal year, were as follows:

                                      Three months           Nine months
                                    1999       1998       1999        1998
                                   ------    --------    ------    ----------
                                           (amounts in thousands)

Current tax expense - state        $   --    $     --    $   --    $  450,000
Charge in lieu of income taxes:
  Federal                              --     100,000        --     1,560,000
  State                                --          --        --        80,000
                                   ------    --------    ------    ----------
    Total provision                    --    $100,000    $   --    $2,090,000
                                   ======    ========    ======    ==========

     The Company did not record a provision for United States federal or state income taxes or a charge in lieu of federal or state income taxes due to the net operating loss incurred for the three and nine months ended October 2, 1999. The charge in lieu of income taxes included in the three and nine months ended October 3, 1998 relates principally to the realization of net operating loss carryforwards resulting from stock compensation deductions for tax purposes.

6. DISCONTINUED OPERATIONS

     During the quarter ended October 2, 1999 the Company determined to sell or otherwise discontinue the operations of its Delta V Technologies, Inc., ("Delta V") subsidiary to allow the Company to focus all of its efforts on the core business of digital imaging and plate manufacturing. Located in Tucson, Arizona, Delta V is engaged in the development, manufacture, and sale of vacuum deposition coating equipment for vacuum coating applications used in a broad range of industries and products including graphic arts, capacitors, electronics, optics, architectural and decorative glass, flat panel displays and packaging. The Company is actively pursuing the sale of Delta V, but will discontinue operations at the end of fiscal 1999 if a buyer is not found.

     As a result of the decision to divest Delta V, the Company incurred a $10,500,000 loss on disposal of discontinued operations for the three and nine months ended October 2, 1999. This includes a provision of $3,061,000 for anticipated closing costs and operating losses until disposal, $6,059,000 related to the write off of goodwill and other intangibles assets, and a reduction in other assets values of $1,380,000.

     Delta V is reported separately as a discontinued operation, and prior periods have been restated in the financial statements, related footnotes and the management's discussion and analysis to conform to this presentation.

     Revenues and income from discontinued operations for the three and nine months ended October 2, 1999 and October 3, 1998 were as follows:

                                      Three months              Nine months
                                    1999        1998        1999        1998
                                  -------     -------     -------     -------
                                              (amounts in thousands)

 Revenues                         $ 1,307     $ 4,938     $ 7,248     $ 7,424
 Costs and expenses                 2,019       4,854       8,365       8,756
                                  -------     -------     -------     -------
 Income (loss) from operations       (712)         84      (1,117)     (1,332)
 Other income (loss)                  157         (38)        669         159
                                  -------     -------     -------     -------
 Net income (loss)                $  (555)    $    46     $  (448)    $(1,173)
                                  =======     =======     =======     =======

     Net assets of discontinued operations at October 2, 1999 and January 2, 1999 were as follows:

                                                    1999         1998
                                                  --------     --------
                                                  (amounts in thousands)

          Cash                                    $    945     $    224
          Accounts receivable                        2,301           12
          Other current assets                         395          968
          Accrual for anticipated closing costs     (3,061)          --
          Other current liabilities                 (1,403)      (2,152)
                                                  --------     --------
          Net current liabilities of
          discontinued operations                 $   (823)    $   (948)
                                                  ========     ========

          Land and buildings                      $  5,348     $  5,364
          Equipment                                    113        1,532
          Goodwill                                      --        5,996
          Other                                        106          535
                                                  --------     --------
          Net non-current assets of
          discontinued operations                 $  5,567     $ 13,427
                                                  ========     ========

7. EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all diluted potential common shares that were outstanding during the period. Diluted potential common shares consist of the incremental common shares issuable upon exercise of stock options.

     The following  represents  the  calculation  of basic and diluted  earnings
(loss) per share for three and nine months ended October 2, 1999, and October 3, 1998:

                                                   Three months                 Nine months
                                               1999           1998          1999           1998
                                            ----------     ----------    ----------     ----------
                                                 (amounts in thousands, except per share data)
Income (loss) from continuing operations   $   (1,778)    $       80    $   (7,803)    $    4,277
Loss from discontinued operations              (11,055)            46       (10,948)        (1,173)
                                            ----------     ----------    ----------     ----------
Net income (loss)                           $  (12,833)    $      126    $  (18,751)    $    3,104
                                            ==========     ==========    ==========     ==========
Weighted average common shares
  Outstanding - Basic                           32,317         32,112        32,309         31,932

Effect of assumed conversion
  Of stock options                                  --            281            --            767
                                            ----------     ----------    ----------     ----------
Weighted average common shares
  Outstanding - Diluted                         32,317         32,393        32,309         32,699
                                            ==========     ==========    ==========     ==========
Earnings (loss) per share - Basic:
  From continuing operations                $    (0.06)    $     0.00    $    (0.24)    $     0.13
  From discontinued operations              $    (0.34)    $     0.00    $    (0.34)    $    (0.04)
                                            ----------     ----------    ----------     ----------
Earnings (loss) per share - Basic           $    (0.40)    $     0.00    $    (0.58)    $      .10
                                            ==========     ==========    ==========     ==========
Earnings (loss) per share - Diluted:
  From continuing operations                $    (0.06)    $     0.00    $    (0.24)    $     0.13
  From discontinued operations              $    (0.34)    $     0.00    $    (0.34)    $    (0.04)
                                            ----------     ----------    ----------     ----------
Earnings (loss) per share - Diluted         $    (0.40)    $     0.00    $    (0.58)    $     0.09
                                            ==========     ==========    ==========     ==========

     All stock options outstanding for the nine months ended October 2, 1999 are excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive. Options to purchase 192,500 shares of common stock at exercise prices ranging from $16.81 to $44.75 per share were outstanding during a portion of the nine months of 1998, but were excluded in the computation of diluted earnings per share, as the exercise prices of the options were greater than the average market price of the common shares.

8. COMPREHENSIVE INCOME (LOSS)

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" in the first quarter of fiscal 1998. SFAS No. 130 sets standards for the reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income (loss) is comprised of net income (loss) and all changes in stockholder's equity except those due to investments by owners and distributions to owners, which for the Company includes unrealized gains on marketable securities. Comprehensive income
(loss) for the three and nine months ended October 2, 1999 and October 3, 1998, was as follows:

                                        Three months           Nine months
                                      1999        1998       1999       1998
                                    --------     ------    --------   --------
                                           (amounts in thousands)
Net income (loss)                   $(12,833)    $  126    $(18,751)  $  3,104
Other comprehensive income -
   unrealized gain on marketable
   securities                              7         --           7         --
                                    --------     ------    --------   --------
Comprehensive income (loss)         $(12,826)    $  126    $(18,744)  $  3,104
                                    ========     ======    ========   ========

9. SEGMENT INFORMATION

     The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" for the fiscal 1998 year-end reporting. The statement requires disclosure of certain financial information related to operating segments. In the Company's Form 10-K for the fiscal year ended January 2, 1999, two segments were reported, the Digital Imaging Products segment, and Delta V. As a result of the decision to discontinue the operations of its Delta V subsidiary, the Company's continuing operations are now reportable as a single business segment.

     Revenues generated under the Company's agreements with Heidelberg and its distributors for the third quarter and nine months of fiscal 1999 were $4,969,000 and $14,858,000, a decrease of $2,697,000 or 35% and $19,896,000 or
57% from the comparable periods of fiscal 1998. Revenues from Heidelberg represented 39% and 51% of total revenues for the nine months of fiscal 1999 and 1998, respectively.

10. OTHER INFORMATION

     In August 1999 Creo Products, Inc. filed an action in the District Court for the Disctrict of Delaware against the Company asserting that Creo has a

"reasonable apprehension that it will be sued by Presstek for infringement" of two of the Company's patents and seeking a declaration that Creo's products "do not and will not infringe any valid and enforceable claims" of the patents in question. In September 1999, the Company filed a counterclaim against Creo for patent infringement. The Company claims that Creo has infringed two direct imaging patents owned by the Company which were recently the subject of re-examination by the U.S. Patent and Trademark Office.

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

11. RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS No. 133"), which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company does not presently enter into any transactions involving derivative financial instruments and, accordingly, does not anticipate the new standard will have any effect on its financial statements for the foreseeable future.

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

     The Company is also engaged in the development of additional PEARL-based products that incorporate its patented, proprietary, digital imaging system and process free thermal ablation printing plate technologies for both computer-to-plate and computer-to-press applications. During the first quarter of fiscal 1996, the Company began shipments of its PEARL platesetter, referred to as the PEARLsetter. The PEARLsetter is a computer-to-plate imaging system that images both the Company's wet and dry offset plates. Also, in December 1996, the Company began shipments of its direct imaging system for a larger format Omni-Adast (19" x 26") multicolor press. In the second half of fiscal 1998 the Company began shipments of its PEARLhdp(TM) laser imaging system. The PEARLhdp, jointly developed with Imation Corp., is a digital halftone-proofing device. It can produce true halftone "dot for dot" color press proofs using the Company's computer-to-plate imaging system specially modified for this unique application. The Company has announced a comprehensive agreement whereby Imation Corp. has been granted exclusive rights for sales, marketing and distribution of the PEARLhdp proofing system.

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

     The Company operates and reports on a 52/53-week fiscal year, ending on the Saturday closest to December 31. Accordingly the three and nine months of fiscal 1999 and 1998 ended on October 2, 1999 and October 3, 1998, respectively.

     During the quarter ended October 2, 1999 the Company determined to sell or otherwise discontinue the operations of its Delta V Technologies, Inc., ("Delta V") subsidiary to allow the Company to focus all of its efforts on the core business of digital imaging and plate manufacturing. Located in Tucson, Arizona, Delta V is engaged in the development, manufacture, and sale of vacuum deposition coating equipment for vacuum coating applications used in a broad range of industries and products including graphic arts, capacitors, electronics, optics, architectural and decorative glass, flat panel displays and packaging. The Company is actively pursuing the sale of Delta V, but will discontinue operations at the end of fiscal 1999 if a buyer is not found.

     As a result of the decision to divest Delta V, the Company incurred a $10,500,000 loss on disposal of discontinued operations for the three and nine months ended October 2, 1999. This includes a provision of $3,061,000 for anticipated closing costs and operating losses until disposal, $6,059,000 related to the write off of goodwill and other intangibles assets, and a reduction in other assets values of $1,380,000.

     Delta V is reported separately as a discontinued operation, and prior periods have been restated in the financial statements, related footnotes and the management's discussion and analysis to conform to this presentation.

     The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" for the fiscal 1998 year-end reporting.

The statement requires disclosure of certain financial information related to operating segments. In the Company's Form 10-K for the fiscal year ended January 2, 1999, two segments were reported, the Digital Imaging Products segment, and Delta V. As a result of the decision to discontinue the operations of its Delta V subsidiary, the Company's continuing operations are now reportable as a single business segment.

Results of Operations

Revenues

     Revenues for the three and nine months ended October 2, 1999 of $14,155,000 and $37,937,000 respectively, consisted of product sales, royalties, fees and other reimbursements. Revenues decreased $1,323,000 or 9% and $22,425,000 or 37% as compared to the three and nine month periods ending October 3, 1998.

     Product  sales  for the third  quarter  of  fiscal  1999  were  $12,700,000 compared to $12,689,000 for the same period in fiscal 1998. The decrease of shipments to Heidelberg for direct imaging systems used in the Quickmaster DI and the sale of custom printing press products were offset by an increase in sales of the Company's PEARLhdp laser imaging system and an increase in sales of the Company's proprietary consumable products. Product sales for the nine months of fiscal 1999 were $33,263,000 compared to $49,686,000 for the same period of fiscal 1998. The decrease of $16,423,000 or 33% is primarily a result of the decrease of shipments to Heidelberg for direct imaging systems used in the Quickmaster DI and sales of custom printing press products. These decreases were partially offset by an increase in sales of the Company's proprietary consumable products.

     The revenues generated from the sale of the Company's PEARLdry and other consumable products were $9,277,000 and $26,884,000 for the third quarter and nine months ended October 2, 1999, as compared to $6,496,000 and $20,380,000 for the three and nine months ended October 3, 1998. These revenues for the third quarter and nine months ended October 2, 1999 included $3,742,000 and
$12,776,000 sold under the Company's agreements with Heidelberg and its distributors as compared to $2,179,000 and $8,275,000 for the three and nine months ended October 3, 1998.

     Royalties and fees from licensees for the three and nine months of fiscal 1999 of $1,455,000 and $4,674,000 respectively decreased $1,334,000 or 48% and
$6,002,000 or 56% as compared to royalties and fees for the same periods of fiscal 1998. Royalties decreased $1,162,000 or 90% and $6,563,000 or 98% comparing the three and nine months of fiscal 1999 to the same periods of fiscal 1998. These decreases are the result of the reduction of shipments, of direct imaging systems, to Heidelberg for use in the Quickmaster DI. Engineering fees decreased $290,000 or 18% for the third quarter of fiscal 1999 as compared to the same period of fiscal 1998. Engineering fees increased $606,000 or 15% for the nine months of fiscal 1999 as compared to the same period of fiscal 1998 primarily as a result of engineering and other fees received from Fuji Photo Film Co., Ltd.

     Revenues generated under the Company's agreements with Heidelberg and its distributors for the third quarter and nine months of fiscal 1999 were $4,969,000 and $14,858,000, a decrease of $2,697,000 or 35% and $19,896,000 or
57% from the comparable periods of fiscal 1998. Revenues from Heidelberg represented 39% and 51% of total revenues for the nine months of fiscal 1999 and 1998, respectively.

     The Company has received orders from Heidelberg in connection with its direct imaging systems used on the Quickmaster DI. Based on the delivery schedule for these orders, the Company resumed production and initial low level shipments of its direct imaging systems late in the third quarter, and expects to continue shipments in the fourth quarter of fiscal 1999 and into the second quarter of 2000. Additionally, the Company believes production levels through the second quarter of 2000 will move closer to the actual installation rate of Quickmaster DI's made by Heidelberg.

     The Company believes that net revenues will be lower in fiscal 1999 as compared to fiscal 1998. The Company will continue to feel the impact of reduced shipments to Heidelberg for the direct imaging systems used on the Quickmaster DI through fiscal 1999. The anticipated increase in sales volume related to the Company's proprietary consumables sold for the QM-DI and other equipment, as well as the anticipated increase in sales volume of the PEARLhdp imaging systems is expected to partially mitigate the effect of the decrease in revenues. There can be no assurance, however, that the Company will achieve these partially offsetting revenue increases.

Cost of Products Sold

     Cost of products sold consists of the costs of material, labor and overhead as well as future warranty costs associated with product sales. Cost of products sold for the third quarter of fiscal 1999 were $8,988,000 an increase of $472,000 or 6% as compared to costs of products sold for the third quarter of fiscal 1998. Cost of products sold for the nine months of fiscal 1999 were $24,510,000, a decrease of $9,906,000 or 29% as compared to the cost of products sold for the nine months of fiscal 1998. Gross margins on product sales decreased to 29% and 26%, from 33% and 31% comparing the three and nine months of fiscal 1999 and 1998, respectively. This decrease is attributed to the reduced manufacturing volume of the direct imaging systems sold to Heidelberg for use in the QM-DI, as well as increased fixed costs associated with the Company's Hudson, New Hampshire manufacturing operations.

     The Company anticipates the gross margin on product sales will show some improvement in the fourth quarter of fiscal 1999, due to the resumption of shipments of direct imaging systems to Heidelberg. There can be no assurance, however, that the actual gross margins will not be lower than anticipated.

Engineering and Product Development Expenses

     Engineering and product development expenses consist primarily of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct the Company's equipment and consumable product development efforts.

     Engineering and product development expenses were $4,025,000 and $12,574,000 or 28% and 33% of net revenues for the three and nine months ended October 2, 1999 as compared to $3,657,000 and $10,537,000 or 24% and 17% of net revenues for the three and nine months ended October 3, 1998. The increases of $368,000 or 10% and $2,037,000 or 19% resulted principally from increased expenditures for labor and professional services related to the Company's continued development of products incorporating its PEARL technology. Included in these development efforts were expenditures for the Company's PEARLgold family of products and other consumables, as well as expenditures for its next-generation laser diode technology and other product development efforts. These increased expenditures were also a result of increased engineering programs related to the Company's development contract with Fuji Photo Film Co., Ltd.

     The Company expects these increasing development expenditures to continue through fiscal 1999, as it prepares for the introduction of its next-generation laser imaging technology, expands its PEARLgold family of proprietary consumable printing plates, and pursues the development of additional products for the DRUPA 2000 international printing-media trade show. There can be no assurance, however, that these expenses will not be greater than currently anticipated.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of payroll and related expenses for personnel, advertising and promotional expenses, and travel costs. Sales and marketing expenses were $1,524,000 and $4,341,000 or 11% of net revenues for the three and nine months ended October 2, 1999 as compared to $1,601,000 and $4,242,000 or 10% and 7% of net revenues for the three and nine months ended October 3, 1998. Overall expenditures for professional services, other related costs associated with the Company's attendance at trade shows, the continued expansion of its worldwide sales, distribution and technical support network did not change materially comparing the respective periods.

     It is expected that the current expenditure level will continue through fiscal 1999 as the Company continues to expand its direct sales force and distribution channels for its products in anticipation of the DRUPA 2000 trade show. There can be no assurance, however, that these expenditures will not be greater than currently anticipated.

General and Administrative Expenses

     General and administrative expenses consist primarily of payroll and related expenses for personnel and contracted professional services. General and administrative expenses for the three and nine months ended October 2, 1999 were $1,514,000 and $4,803,000 or 11% and 13% of net revenues compared to $1,784,000 and $5,431,000 or 12% and 9% of net revenues for the three and nine months ended October 3, 1998. The decreases of $270,000 or 15% and $628,000 or 12%
respectively, relate primarily to decreases in expenditures for contracted professional services that are required to conduct the finance, information systems, and administrative functions of the Company.

     The Company anticipates that general and administrative costs for fiscal 1999 will continue at current levels, however, there can be no assurance that these expenses will not be greater than anticipated.

Other Income and Expense

     Other income was $118,000 and $488,000 or 1% of net revenues for the three and nine months ended October 2, 1999 compared to $260,000 and $631,000 or 2% and 1% of net revenues for the three and nine months ended October 3, 1998. The decrease of approximately $143,000 for the three and nine months ended October 2, 1999 is primarily the result of a decrease in average cash balances available for investment.

Provision for Income Taxes

     For the three and nine months ended October 2, 1999, the Company did not record a provision for federal or state income taxes as a result of net operating losses from continuing operations of $1,778,000 and $7,803,000 reported for the periods. The provision for income taxes for the three and nine months ended October 3, 1998 of $100,000 and $2,090,000, respectively included a charge in lieu of federal and state income taxes. This charge relates principally to the realization of net operating loss carryforwards resulting from stock compensation deductions for tax purposes of $100,000 and $1,640,000, respectively. The tax benefit related to such stock option deductions has been credited to additional paid in capital. The state provision of $450,000 for the nine months ended October 3, 1998 is based upon the estimated effective income tax rate for the full fiscal year.

Income (Loss) from Continuing Operations

     As a result of the foregoing, the Company had losses from continuing operations of $1,778,000 and $7,803,000 for the three and nine months ended October 2, 1999, compared to income of $80,000 and $4,277,000 for the three and nine months ended October 3, 1998.

Income (Loss) from Discontinued Operations

     The results of operations of Delta V are presented as discontinued operations. For the three and nine months ended October 2, 1999 the Company recorded a $10,500,000 loss on disposal of its discontinued operations. This loss included a provision of $3,601,000 for anticipated closing costs and operating losses until disposal, $6,059,000 related to the write off of goodwill and other intangible assets and reductions in other asset values of $1,380,000. For the three months of fiscal 1999, the Company recorded a loss from discontinued operations of $555,000 compared to net income of $46,000 for the third quarter of fiscal 1998. For the nine months of fiscal 1999, the Company recorded a loss of $448,000 as compared to a loss of $1,173,000 for the same period of fiscal 1998.

Liquidity and Capital Resources

     At October 2, 1999, the Company had cash, cash equivalents, and short-term marketable securities of $18,933,000 and working capital of $24,646,000 as compared to cash, cash equivalents and marketable securities of $19,057,000 and working capital of $37,080,000 at January 2, 1999.

     Cash generated from continuing operating activities was $5,230,000 for the nine months ended October 2, 1999. The cash flow resulted primarily from reductions in accounts receivable and inventories of $11,514,000, non-cash items of depreciation and amortization of $4,143,000, a provision for losses on accounts receivable of $1,340,000, offset by the loss from discontinuing operations of $8,234,000, and the decreases in accounts payable and billings in excess of costs of $1,690,000.

     Net cash used for investing activities was $9,093,000 for the nine months ended October 2, 1999. The cash flow consisted primarily of additions to property, plant and equipment used in the Company's business of $9,510,000, offset by the decrease in other assets from discontinued operations of $73,000, and the proceeds from the sale of land and equipment of $381,000.

     Net cash provided by financing activities was $3,975,000 for the nine months ended October 2, 1999. The cash flow consisted primarily of the proceeds from the issuance of common stock incident to the exercise of stock options of $320,000 and the proceeds from the Company's lease line of credit of $4,041,000, offset by payments on the mortgage term loan of $386,000.

     In September 1999, the Company borrowed $4,041,000 against a $10,000,000 lease line of credit facility from Keybank National Association. Borrowings are secured by equipment valued at $5,199,000. The loan bears a variable rate of interest, based upon the prime rate, with a fixed rate conversion provision. The current interest rate is 7.25%. Principal and interest on the lease line of credit facility are payable in 84 monthly installments beginning October 31, 1999. The commitment for the balance of $5,959,000 available under the lease line of credit is scheduled to expire on April 30, 2000.

     On February 6, 1998, the Company obtained a ten-year mortgage term loan in the principal amount of $6,900,000 from Citizens Bank New Hampshire
("Citizens"). Borrowings are secured by land and buildings with a cost of approximately $17,000,000. The loan bears a fixed rate of interest of 7.12% per year during the first five years and a variable rate of interest at the LIBOR rate plus 2%, for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments shall be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued and unpaid interest is due and payable on February 6, 2008.

     In December 1998, the Company renewed its agreement with Citizens for a revolving line of credit loan under which the Company may borrow a maximum of $10,000,000 for working capital requirements and general corporate purposes. Borrowings are secured by substantially all of the Company's assets. Interest on the line of credit is payable at the LIBOR rate plus 1.50% (6.92% at October 2, 1999). The loan agreement terminates on July 31, 2000, at which date, the entire principal and accrued interest that is due and payable. The Company currently has $10,000,000 available under the line of credit loan agreement.

     Under the terms of the mortgage term loan, the lease line of credit and the revolving line of credit agreements, the Company is required to meet certain financial covenants on a quarterly and annual basis. At October 2, 1999, the Company was in compliance with all debt covenants.

     The Company has approved expenditures of $8,500,000 for additional plate manufacturing equipment that is expected to reduce the cost of plate manufacture and enhance the Company's development capabilities. The Company believes the existing funds, cash flows from operations, cash available under its revolving line of credit and lease line of credit should be sufficient to satisfy working capital requirements and capital expenditures through the next twelve months.

Effect of Inflation

     Inflation has not had, and is not expected to have, a material impact upon the Company's operations.

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS No. 133"), which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company does not presently enter into any transactions involving derivative financial instruments and, accordingly, does not anticipate the new standard will have any effect on its financial statements for the foreseeable future.

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

     The inventory and assessment phase of the project has been completed. Certain non-compliant systems were replaced in January 1998 as the Company installed Y2K compliant business systems software. All other components of software and hardware for the Company are in various phases. The Company has completed the testing of its manufacturing and process control technology, as well as its currently supported products available for sale to customers. The
Company is currently updating its IT systems and server infrastructure and expects to be completed by the end of November 1999.

     The Company relies on third-party suppliers for many systems, products and services including its security system, building equipment and telecommunications. Failure of such third party systems and equipment to operate properly could adversely effect the Company. The Company has initiated formal communications with its significant suppliers and has received assurances of Y2K compliance from 95% of its critical suppliers. The Company expects to have alternate sources of supply identified for the remaining suppliers by the end of November 1999.

     The total costs associated with becoming Y2K compliant are not expected to be material to the Company's financial position or operations. Costs incurred through October 2, 1999 have been incurred as part of normal IT operating costs.

     Management believes it has an effective program in place to resolve Y2K issues without significant costs or disruption of operations. However, it is not possible to anticipate all future outcomes, especially when third parties are involved. There could be circumstances that could adversely effect the Company's results of operations, liquidity and financial condition. The Company is developing a contingency plan to minimize the effect of non-compliance on business operations, however the Company's contingency plans have not yet been tested. There can be no assurance therefore, the contingency plans will provide adequate safeguards in the event the Company or its critical third-party business relations ultimately are not year 2000 compliant.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company has no material exposure to interest rate fluctuations on its variable rate debt.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     In August 1999 Creo Products, Inc. filed an action in the District Court for the District of Delaware against the Company asserting that Creo has a "reasonable apprehension that it will be sued by Presstek for infringement" of two of the Company's patents and seeking a declaration that Creo's products "do not and will not infringe any valid and enforceable claims" of the patents in question. In September 1999, the Company filed a counterclaim against Creo for patent infringement. The Company claims that Creo has infringed two direct imaging patents owned by the Company which were recently the subject of re-examination by the U.S. Patent and Trademark Office.

     Presstek intends to vigorously enforce it patent rights.

     See Item 3 of the Company's Form 10-K for the fiscal year ended January 2 1999, for a description of certain other legal proceedings pending against the Company and certain of its officers and directors.

Item 6 Exhibits and Reports on Form 8-K

     (a) Exhibit 10.1 Master Security Agreement and related Promissory Note, by and between the Company and Keycorp Leasing, a Division of Key Corporate Capital, Inc., dated September 27, 1999.

          Exhibit 27 Financial Data Schedule (for SEC use only)

          27.1 Financial Data Schedule for the nine month period ended October 2, 1999

          27.2 Restated Financial Data Schedule for the nine month period ended October 3, 1998

          27.3 Restated Financial Data Schedule for the fiscal year ended January 2, 1999

     (b) No reports on Form 8-K were filed for the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 1999


                                                PRESSTEK, INC.
                                                (Registrant)

                              By:  /s/ Robert W. Hallman
                                   ---------------------------
                                       Robert W. Hallman
                                       Chief Executive Officer
                                       (Duly Authorized Officer)

                              By:  /s/ Neil Rossen
                                   ---------------------------
                                       Neil Rossen
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)