Form 10-K
period 2000-01-01
PRESSTEK INC /DE/
filed 2000-03-31
CIK 846876

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 1, 2000

                                       OR

__ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
     _______________.

                                     0-17541
                              (Commission File No.)

                                 PRESSTEK, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                                 02-0415170
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or                                          Identification No.)
organization)

              9 Commercial Street, Hudson, New Hampshire 03051-3907 (Address of principal executive offices including zip code)

Registrant's telephone number, including area code: (603) 595-7000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The  aggregate   market  value  of  the   registrant's   common  stock  held  by
non-affiliates of the registrant as of March 10, 2000, was approximately $665,000,000.

As of March 10, 2000, there were 32,575,188 shares of the registrant's common stock outstanding.

                      Documents Incorporated by Reference:

Parts of the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on June 19, 2000 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

Item 1. Business.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Certain statements contained in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the risks of uncertainty of patent protection, the risks of uncertainty of strategic alliances, the impact of third-party suppliers, manufacturing constraints or difficulties, market acceptance of and demand for the Company's products and resulting revenues, development of technology and manufacturing capabilities, impact of competitive products and pricing, litigation and other risks detailed in this report and the Company's other filings with the Securities and Exchange Commission. The words "looking forward," "believe," "demonstrate," "intend," "expect," "estimate," "anticipate," "likely" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Set forth below is a glossary of certain terms used in this report:

A2 (4-up)                          a printing term referring to a standard paper
                                   size capable of printing four 8.5" x 11" pages on a sheet of paper

A3 (2-up)                          a printing term referring to a standard paper
                                   size capable of printing two 8.5" x 11" pages on a sheet of paper

Ablation a controlled detachment/vaporization caused by a thermal event. This process is used during the imaging of the Company's PEARL(R)consumables

Computer-to-plate (CTP),           a general  term  referring to the exposure of
(direct-to-plate)                  lithographic  plate  material  from a digital
                                   database, off-press

Dampening solution                 Traditional  lithographic  printing  chemical
                                   bath used to coat the non-image areas of a printing plate

Direct Imaging (DI(R))             Digital  imaging  systems  that  allow  image
                                   information technologies carriers (film and plates) to be imaged from a digital database, on- and off-press

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

Heidelberg                         Heidelberger  Druckmaschinen  AG, the world's
                                   largest    printing    press    manufacturer,
                                   headquartered in Heidelberg, Germany

Hydrophobic/                       used in  lithographic  printing  to  describe
Hydrophilic                        whether  a   material   will   reject   water
                                   (hydrophobic)  or  will  be  water  receptive
                                   (hydrophilic)

Infrared lying outside of the visible spectrum beyond its red-end characterized by longer wavelengths; used in the Company's thermal imaging process

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

Off-press                          Making a printing plate from either an analog
                                   or digital source independently of the press on which it will be used

Oleophilic/                        used  in  printing  to  describe   whether  a
Oleophobic                         material will be ink  receptive  (oleophilic)
                                   or reject ink (oleophobic)

On-demand                          a  manufacturing  philosophy  when applied to
                                   printing provides faster service, shorter run lengths and less inventory

On-press                           the   use  of   Presstek's   direct   imaging
                                   technologies to make a plate directly from a digital file on the press

PEARL(R)                           the name associated  with Presstek's  current
                                   laser   imaging   technologies   and  related
                                   products and consumables

PEARL imaging systems              the Presstek components required to convert a
                                   conventional printing press into a direct imaging press, including laser diode arrays, computers, electronics

PEARLsetter(TM)/Dimension400(TM)   the  Company's  product line of  computer-to-
PEARLhdp(TM)                       plate,  off-press  plate  making and  digital
                                   proofing equipment

Photosensitive                     silver halide emulsions exposed by a reaction
                                   to light requiring a subsequent chemical development and stabilization process

Plate making                       the process of applying a printable  image to
                                   a printing plate

Prepress Graphic arts operations and methodologies that occur prior to the printing process; typically these include photography, scanning, image assembly, color correction, exposure of image carriers (film and/or plate), proofing

Proofer/proof                      a machine  that  creates  an image  that is a
                                   simulation of what will be printed, or the simulated image itself.

Quickmaster DI                     the  second  generation  of  direct  imaging,
                                   waterless  presses,   highly  automated  with
                                   roll-fed  PEARL  plate   material,   a  joint
                                   development  effort  between  Heidelberg  and
                                   Presstek

Semiconductor laser diode          a high-powered,  infrared imaging  technology
                                   employed in the PEARL imaging system

Short-run markets/printing         a graphic arts  classification used to denote
                                   an emerging trend for lower print quantities

Thermally-based                    a method of digitally exposing a material via
                                   the heat generated from a laser beam

Vapor deposition process           a technology to  accurately,  uniformly  coat
                                   substrates in a controlled environment

Waterless                          a lithographic  printing method that uses dry
                                   offset printing plates and inks so that it does not require a dampening system

"YAG" laser                        one of the more  commonly  used laser sources
                                   for direct-to-plate imaging systems

General

     Presstek, Inc. (the "Company" or "Presstek"), incorporated in Delaware, was founded in September 1987 as a development company to find a new way to produce color offset printing. This new printing method would take full advantage of computer based, electronic prepress processes which were rapidly becoming available and expedite the design, image manipulation, page assembly and related aspects used to produce high quality color pages in a totally digital manner. At that time, digitally created pages could not be easily converted to finished, four or more color offset printed pages. The process used involved costly and time consuming methods including the use of specialized photosensitive film recording systems and related plate exposure devices along with the need to chemically process these photosensitive analog films and plates. These photographically based methods generated waste effluents that were difficult to dispose of in an environmentally sound manner. The Company's objective was to eliminate these non-digital processes and develop a new system that would allow digitally formatted file data to be used to image a plate directly on the printing press. This would reduce cost, eliminate the time it normally takes to make films and plates, and improve the quality of the finished printed offset page.

     The Company's development work ultimately led to the commercialization of its proprietary PEARL(R) based direct imaging technology. This direct imaging technology, which uses high powered semiconductor laser diodes and thermal ablation printing plate materials, is currently being used in a variety of both on-press and off-press applications. The Company has also recently developed its next-generation DI(R) technology, the ProFire(TM) integrated imaging system. With ProFire, the Company has developed a highly advanced laser imaging technology combining all the components of a thermal imager in one compact package. The Company believes that both PEARL and DI represent a technological breakthrough for the worldwide printing and publishing industry, since they can be used for both on-press and off-press applications. This capability provides a number of new applications for direct imaging systems and proprietary thermal based digital media and consumable printing plates. The Company's past investments in its proprietary digital imaging technologies have resulted in more than 160 patents issued or allowed and 160 applications pending throughout the world. The Company believes these patents, together with its twelve years of experience in developing digital imaging systems place the Company in a significant position in the markets it has chosen to serve. To further strengthen its patent portfolio, the Company acquired R/H Consulting, Inc. ("R/H") in 1999 and Heath Custom Press, Inc. ("Heath") in 1998. See "Patents and Proprietary Rights".

     The Company discontinued the operations of its Delta V Technologies, Inc. ("Delta V") subsidiary at the end of fiscal 1999 to allow the Company to further focus its efforts on the core business of digital imaging and plate manufacturing. Located in Tucson, Arizona, Delta V was engaged in the development, manufacture and sale of vacuum deposition coating equipment for vacuum coating applications. As a result of the divestiture of Delta V, the Company incurred a $8.5 million loss on disposal of discontinued operations for fiscal 1999. This included actual closing costs and operating losses incurred in the fourth quarter of fiscal 1999 of $2.2 million, a provision of $1.6 million for anticipated closing costs, $6.1 million related to the write off of goodwill and other intangible assets, and a reduction in other asset values of $1.6 million. These costs were partially offset by proceeds of $3.0 million received from Minnesota Mining and Manufacturing Co. ("3M"), for the licensing of its intellectual property relating to vacuum-deposited polymer multilayer technology.

Strategy, Background, and Important Relationships

     The Company's business strategy is based in part on alliances and relationships with major companies in the graphic arts industry and other markets. This strategy includes licensing the intellectual property; specialized product development based on the Company's proprietary technologies; and the manufacture of imaging systems for inclusion in other manufacturers' products. The manufacture of the Company's own end user and private label products, as well as the manufacture of proprietary thermal plate materials for use in Presstek's and other manufacturers' imaging hardware and printing presses, is also an important aspect of the business strategy.

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

     The Heidelberg Agreements expire in December 2011 subject to certain early termination and extension provisions. Under these agreements, Heidelberg agreed to pay royalties to the Company based on the net sales prices of various specified types of Heidelberg presses on which the Company's PEARL Direct Imaging technology would be used. Pursuant to the Heidelberg Agreements, Heidelberg has been provided with certain exclusive rights for use of the PEARL Direct Imaging technology for the Quickmaster DI format size. The Master Agreement has also been modified to provide Heidelberg with a fixed royalty rate for the Company's PEARL Direct Imaging systems used in the Quickmaster DI.

     In fiscal 1998 and 1999 the Company materially reduced production levels of direct imaging systems used in the Quickmaster DI press, based on requirements from Heidelberg. The Company received orders in fiscal 1999 from Heidelberg in connection with its direct imaging systems used in the Quickmaster DI. Based on the delivery schedule for these orders, the Company resumed production with initial low level shipments of its direct imaging systems late in the third quarter of fiscal 1999. The Company expects to continue shipments through the end of fiscal 2000. Additionally, the Company believes production levels through the end of fiscal 2000 will increase in line with the actual rate of Quickmaster DI's made by Heidelberg.

Other Business Relationships

     In addition to its association with Heidelberg, the Company has also developed and expanded business relationships with other companies in the industry. Certain of these relationships involve proposed new products that the Company believes may be available late in fiscal 2000. There can be no assurance, however that these products will be commercially successful or produce significant revenues for the Company.

     Adamovske Strojirny a.s. ("Adast"), a Czech Republic company, which uses the Company's direct imaging technology on a larger format (19" x 26") multicolor offset press, has announced, together with the Company, a highly automated, two-page direct imaging printing press. This press will use the Company's internal automated plate cylinder design and PEARLdry Plus plates.

     Imation Corp. ("Imation") and the Company have jointly developed a new method for the production of true halftone "dot for dot" color proofs using Presstek's computer-to-plate imaging system, the PEARLhdp(TM), specially modified for this application. Imation is also now marketing the PEARLhdp and providing all sales support and service worldwide.

     Fuji Photo Film Ltd., ("Fuji"), one of the world's leading suppliers to the graphic communications industry, announced with the Company in 1997, the signing of a long-range Development and Sales Agreement which will involve the use of the Company's proprietary intellectual property, and the sale of Presstek's off-press CTP imagers and PEARLgold(TM) plates in Japan.

     The Company has entered into an agreement with Sakurai's Graphic Systems of Japan ("Sakurai") to provide the newest version of its DI technology for Sakurai's larger format multicolor offset press. When used in DI mode, this press will also use the Company's PEARLgold plate media.

     Presstek and Akiyama Printing Machinery Manufacturing Corp., of Japan ("Akiyama"), have also jointly announced a development program to create a DI version of Akiyama's J Print press for the book printing market. The new J Print press will incorporate the Company's direct imaging and digital plate media technologies.

     Scitex Corporation Limited ("Scitex"), a leading supplier of electronic pre-press products and systems, along with KBA-Planeta AG, a major supplier of medium and large format sheet-fed offset printing presses, established a joint venture to develop, produce and market a new digital offset press. This new press, the 74 Karat uses the Company's direct imaging and related intellectual property under license from Presstek, and Presstek's patented thermal ablation printing plates.

     Nilpeter A/S ("Nilpeter"), of Denmark is marketing an offset label press that utilizes the Company's digital imaging technology and printing plates.

     Alcoa Packaging Equipment, a division of the Aluminum Company of America, ("Alcoa"), has publicly shown a new method of printing halftone images on beverage cans that is based on Presstek's digital imaging technology and thermal ablation printing plates.

     The Company also signed a non-binding agreement with Xerox Corporation ("Xerox"), to form a strategic alliance. The potential alliance, if consummated, is expected to result in the interface of the Xerox DigiPath(TM) workflows with the Company's digitally based products. There can be no assurance however, that a formal strategic alliance with Xerox will be achieved.

     The Company is pursuing other business relationships that it believes should result in broader use of the Company's digital imaging and printing plate technologies in existing, as well as, new applications. There can be no assurance, however, that the Company, any Company product or any products incorporating the Company's technology will be able to compete successfully in the market.

     The Company has also established a worldwide distribution network through which it markets, sells and supports its computer-to-plate and PEARL thermal plate products. This network currently encompasses 34 dealers located worldwide and includes the largest graphic arts dealer in the United States, the Pitman Company, which sells its products through multiple branch locations. In addition, Fuji Graphic Systems Canada is the Company's exclusive dealer for its products in Canada.

The Company's PEARL and DI Digital Imaging Systems and Their Manufacture

     The Company's PEARL digital imaging system is composed of a series of solid state semiconductor laser diodes held in a fixed array that can range in size, depending on the application, from as few as 8 diodes to as many as 32 or more diodes. Each diode is under computer control and can be turned off and on at high speeds, usually measured in microseconds. When the diode is turned on it creates a miniature, precise, micron-measured beam of high powered, infrared laser light. The beam is focused on a specific area on the surface of the thermal printing plate causing this area of the plate to instantaneously heat up, creating an ablation effect and producing a microscopic hole. This hole on the surface of the printing plate is ink receptive. The area surrounding the hole that has not been exposed to the laser beam is not, thus an image can be created by controlling the placement of each laser beam. This laser-based imaging concept is used on both the Company's computer-to-press and computer-to-plate systems.

     The Company's most recent laser imaging technology, ProFire, integrates the lasers, laser drivers, digital electronics, and motion control into a single package design that can be adapted to many computer-to-plate devices or direct imaging presses. ProFire has three major components: the FirePower(TM) laser diode system, made up of unique four-beam laser diodes and laser drivers, the integrated motion system that controls the placement of the laser diodes, and the FireStation(TM) digital controller and data server. This highly modular system allows the Company to expand the number of diodes mounted on a fixed array, increasing speed and overall imaging performance. Due to its compact size, the integrated imaging module fits universally within the side rails of most printing presses. The drop-in module is also more easily incorporated into computer-to-plate products for off-press imaging.

     The manufacturing of these imaging systems has recently moved to the Company's 55 Executive Drive facility located in Hudson, New Hampshire.

     The Company uses a number of outside vendors who supply many of the imaging system's components and assemblies. These assemblies and components are manufactured and assembled by the Company into completed systems - either computer-to-press, direct imaging systems such as the Quickmaster DI systems, or PEARLsetter(TM) computer-to-plate imaging systems. Both of these systems use semiconductor laser diode devices built to the Company's specifications and currently supplied by one source pursuant to a supply agreement. The Company believes however, that there are several sources available to manufacture the laser diodes to its specifications, if required in the future.

The Company's PEARL Digital Media and Plates and Their Manufacture

     The Company continues to develop its proprietary thermally-based consumable plate products that are imaged by both its own direct imaging systems as well as high-energy laser-based, computer-to-plate and direct-to-press systems offered by companies such as Scitex, Creo and others.

     The Company's PEARL digital media and plates are available in waterless form, such as PEARLdry(TM) Plus for the Quickmaster DI, PEARLgold for presses equipped with dampening systems, or Anthem(TM), the Company's recently announced thermal plate for computer-to-plate imaging. All of these plates are based on the Company's proprietary thermal ablation imaging technology, which means they respond to heat and not to light. Presstek's plates are able to convert the laser light into heat because of a special metalized layer that is sensitive to the wave length of the laser light source. The Company's plate materials have a wide infrared spectral sensitivity range (800 to 1200 nanometers) and can be used with a variety of both "YAG" and semiconductor diode laser imaging systems.

     The Company's latest plate technology, Anthem, is the first in an anticipated family of plates for wet offset lithography. Anthem is a grained anodized aluminum plate based on Presstek's patented imaging technology and combines ablative imaging and chemically-free cleaning with run lengths of up to 100,000 impressions. The Anthem plate runs with a wide range of fountain chemistry and inks and can be imaged on many thermal computer-to-plate systems. Anthem's market includes a broad base of installed conventional wet offset presses, currently the largest segment of the printing industry. The Company believes this wet offset plate product has broad market potential due to the large number of wet offset printing presses installed on a worldwide basis. There can be no assurance, however that printers currently equipped with conventional wet offset presses will purchase computer-to-plate systems that use Anthem plates.

     PEARLgold is a first generation plate for wet, lithographic offset printing specifically targeted to the short-run, color market. It requires no post imaging cleaning or chemical processing. PEARLgold is an ablation based printing plate using a metalized infrared absorbing material with an additional metalized layer placed over the infrared absorber. This additional metal layer is a hydrophilic material and ink will not adhere to it (ink, which is oil based, and water do not mix) but ink will adhere to those areas of the plate that have been ablated away by the laser beam thus forming a printable image. The market opportunity for the first generation PEARLgold plate is limited to short-run (25,000 impressions or less) applications and may require modifications of press conditions to accommodate the characteristics of this unique, no-process plate technology. The Company is continuing to develop this plate and believes that future generations of PEARLgold will be suitable for use in markets requiring longer run lengths. Although, the Company believes it can compete successfully in this newly developing market, there can be no assurances that it can do so.

     The  PEARLdry  Plus is a second  generation  plate  based on the  Company's
PEARLdry technology. The PEARLdry Plus plate uses a specially formulated silicone material that is coated over the metalized infrared absorbing layer. The silicone layer is oleophobic and when the imaging laser causes the ablation process to occur, the resulting hole created by the laser in the silicone becomes ink receptive. Presstek's PEARLdry Plus plates are used in the Quickmaster DI, the GTO-DI, the Adast 705C DI, the Scitex/KBA 74 Karat, the Alcoa can decorating imaging system and the Kammann CD Imaging system. Other direct-to-plate systems also are able to image the Company's PEARLdry Plus plate that can then be used on a conventional waterless press.

     The Company's PEARL digital plate products are manufactured at the Company's facility located at 55 Executive Drive in Hudson, New Hampshire. This building now includes the Company's thin film vacuum sputtering coater, plate converting and finishing equipment, and the new atmospheric coater which the Company expects will be operational in the first half of 2000. The Company's new Anthem thermal plate is currently manufactured by one source under an existing supply agreement.

     The Company may still need to enter into manufacturing agreements with third parties as it more vertically integrates the manufacturing of its PEARL digital plate products, and believes there currently are several sources available to manufacture these consumable products.

The PEARLsetter Product Line

     The PEARLsetter is a computer-to-plate imaging device that can image both the Company's wet and dry thermal offset plates in both an A3 (2-up) and A2 (4-up) format size. The product can produce completely imaged printing plates, ready to be mounted on a printing press, within 4 to 8 minutes, depending on the resolution (number of dots per inch) chosen by the user. If the PEARLsetter is imaging PEARLgold plates, these plates can be mounted immediately on the press with no further cleaning or processing. In the case of PEARLdry plates, the user must first wipe the ablated debris from the imaging process off the surface of the plate. Anthem plates require a simple water wash after imaging to prepare the plate for mounting on the press.

     The Company has recently announced the first in a series of new thermal computer-to-plate devices, the Dimension400(TM). The Dimension400 utilizes
Presstek's next-generation direct imaging technology. The Dimension400 will image most thermal plates including the Company's own Anthem thermal plate.

     In addition to making printing plates, a specially modified PEARLsetter product referred to as the PEARLhdp (halftone digital proofer), which uses proofing materials supplied by Imation is also being manufactured by the Company. This halftone proofing system offers the user the ability to make proofs that replicate the dot structure used for imaging plates. Imation is currently marketing this product.

     The Company has entered into distribution agreements with 34 graphic arts dealers to sell, support and service its products in various countries around the world. The Company has also entered into Original Equipment Manufacturer ("OEM") arrangements or reseller relationships with respect to the PEARLsetter product line and/or its PEARL based consumable products with companies such as Sakurai Machinery Company and Fuji Photo Film Co. Ltd. These agreements permit the OEM resellers to sell the PEARL based products under their own label.

     The Company continues to develop and commercialize its PEARL and DI based computer-to-plate and Imation proofing systems. However, there can be no assurance that the Company will be able to successfully complete or commercialize these or other products, or enter into any additional arrangements which will result in the further commercialization of its PEARLsetter based product line.

     Market acceptance for any products incorporating the Company's various technologies and proprietary know-how will require substantial marketing efforts and the expenditure of significant sums, either by the Company, and/or its strategic and OEM partners. There can be no assurance that any existing or new products will achieve market acceptance or be commercially viable.

Patents, Trademarks and Proprietary Rights

     As of March 10, 2000, the Company and its subsidiaries hold eighty-seven U.S. patents, (including three design patents), of which the Company has elected to maintain sixty-seven in force. The Company has also been issued fifty-four foreign patents, and has received notice of allowance, for twenty-one additional patents consisting of six U.S. and fifteen foreign. The Company has applied for and is pursuing its applications for twenty-four additional U.S. patents and one hundred thirty-nine foreign patents. The Company also holds two registered trademarks, PEARL and DI. The Company anticipates that it will apply for additional patents, trademarks, and copyrights, as deemed appropriate. There can be no assurance as to the issuance of any such patents or the breadth or degree of protection which the Company's patents or copyrights may afford the Company. There is rapid technological development in the computer and image reproduction industries, resulting in extensive patent filings and a rapid rate of issuance of new patents. Although the Company believes that its technology has been independently developed, and that the products it markets and proposes to market will not infringe on the patents, or violate other proprietary rights of others, it is possible that such infringement of existing or future patents, or violation of proprietary rights may occur. In such event the Company may be required to modify its design or obtain a license. No assurance can be given that the Company will be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to do any of the foregoing could have a material adverse effect on the Company. Furthermore, there can be no assurance that the Company will have the financial or other resources necessary to successfully defend a patent infringement or proprietary rights violation action. Moreover, the Company may be unable, for financial or other reasons, to enforce its rights under any of its patents.

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

Competition

     The Company believes that its imaging, thermal plate and other intellectual property, its proprietary technologies, its thermal plate manufacturing facilities, along with its strategic alliances and worldwide distribution network, provide the Company with a competitive advantage. However, the Company is also aware of a number of other companies that address markets in which Presstek products are used, and are competitive to the Company's proprietary direct imaging, thermal plate technologies and related capabilities.

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

     The Company is aware that most of the major entities in the graphic arts industry have developed and/or are developing and marketing off-press computer-to-plate imaging systems. To date, these devices, for the most part, utilize printing plates that require a post imaging photochemical developing step and/or other post processing steps such as heat treatment. Potential competitors in this area include, among others, Agfa Gevaert N.V., Creo Products Inc., DaiNippon Screen Mfg, Ltd., Heidelberger Druckmaschinen AG, Krause GmbH, Scitex Corporation Ltd., combinations of these companies, and other smaller or lesser known companies. The Company's PEARLsetter computer-to-plate, off-press plate imaging system is, in the Company's opinion, a further technological advancement because it eliminates the need for post chemical processing. The Company believes however, that some of the graphic arts companies mentioned above are likely to be working on similar plate concepts that would eliminate the need for post image chemical processing.

     The Company also anticipates competition from printing plate manufacturing companies that manufacture, or have the potential to manufacture, digital thermal plates. Such companies include Agfa Gevaert N.V., Kodak Polychrome Graphics LLC, Fuji Photo Film Co., Ltd., and others.

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

Research and Development

     Research and product development expenses were $17.7 million, $15.4 million and $10.7 million in fiscal 1999, 1998 and 1997 respectively, related to the Company's continued development of products incorporating its PEARL and DI technologies.

Backlog

     As of March 10, 2000, the Company and its subsidiaries had a backlog of products and royalties under contract aggregating approximately $19.3 million compared to a backlog of approximately $21.6 million as of March 11, 1999. Substantially all backlog of products as of March 10, 2000 is expected to ship in 2000.

Employees

     As of March 10, 2000, the Company and its subsidiaries had two hundred fifty-five employees. One hundred twenty-five are engaged primarily in engineering, research and development, service and marketing; ninety-four are engaged primarily in manufacturing, manufacturing engineering and quality control; and thirty six are engaged primarily in corporate management, administration and finance. The Company considers its relationship with its employees to be good.

Item 2. Properties.

     The Company is located in three facilities in Hudson, New Hampshire.

     The Company leases approximately 36,000 square feet of property at 9 Commercial Street. The Company's corporate offices and marketing operations occupy 18,000 square feet, 6,000 square feet are being utilized as general warehouse space, and the Company is subleasing 12,000 square feet of this facility. The lease specifies a base monthly rent of $15,281, adjusted annually, plus a pro rata share of real estate taxes, utilities, and certain other expenses. The lease expires on June 30, 2000, subject to an option to renew for an additional three years and the Company's right of first refusal to purchase the property. The Company expects to relocate these operations to its corporate headquarters at 55 Executive Drive, Hudson, NH.

     The Company also leases approximately 50,000 square feet of property at 18 Hampshire Drive. This facility houses the consumables and equipment research and development groups. The lease of these premises, which expires in May 2001, provides for rent at the rate of $16,667 per month, adjusted annually, plus a pro rata share of real estate taxes, utilities, and certain other expenses. The Company is currently negotiating to extend the lease for two additional years.

     The Company leases certain other property in Hudson, New Hampshire which is not considered to be material.

     The Company's equipment and consumable product manufacturing operations are located in a 100,000 square foot facility at 55 Executive Drive, which the Company owns. The Company began construction of the second phase of this facility in February 2000. This additional facility will include the Company's corporate offices, sales and marketing facilities, as well as additional manufacturing facilities for its manufacture of its digital media and consumable products.

     The Company owns a 70,000 square foot facility in Tucson, Arizona, which is currently available for sale. This facility previously housed the manufacturing operations of Delta V. The Company discontinued the operations of Delta V in fiscal 1999.

     The Company's properties at 55 Executive Drive in Hudson, New Hampshire and Tucson, Arizona with an aggregate cost of $17.0 million are secured by a ten-year mortgage term loan in the principal amount of $6.9 million.

Item 3. Legal Proceedings.

     As previously disclosed, seven federal class action lawsuits were filed against the Company and others, all of which have been consolidated before the United States District Court, District of New Hampshire, under the common caption Bill Berke, et al. V. Presstek, Inc., et al. The plaintiffs have jointly filed and served a Second Consolidated Amended Class Action Complaint naming the Company, certain of its present or former officers and directors ("the Berke Officer and Director Defendants"), and other parties as defendants. The plaintiffs allege, among other things, that the Company and/or the Berke Officer and Director Defendants violated Section 10(b) ("Sect. 10(b)") of the Securities Exchange Act of 1934, (the "Exchange Act") and Rule 10b-5 ("Rule 10b-5") promulgated thereunder, and violated New Hampshire law; and that the Berke Officer and Director Defendants violated Section 20(a) ("Sect. 20(a)") Section 20A of the Exchange Act. The Complaint alleges, among other things, that the Company and/or the Berke Officer and Director Defendants issued false and misleading reports, failed to disclose material facts including a misstatement of earnings in the Company's financial statements for the first quarter ended March 30, 1996, misstated or failed to fully disclose the Company's supply contracts with, payments received from, sales made by, backlog of orders received from, and delays in production by the Company's principal customer, the alleged circulation of, and alleged failure to correct certain research reports concerning the Company that contained alleged misrepresentations regarding allegedly inflated financial projections and the alleged failure to properly disclose the scope of an investigation by the Securities and Exchange Commission ("SEC"). Certain of the Berke Officer and Director Defendants are alleged to have sold the Company's common stock at artificially inflated prices while in possession of material non-public information concerning the Company. The plaintiffs seek unspecified compensatory and punitive damages, attorney and expert fees and other costs and expenses incurred by the plaintiffs in connection with the action.

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

     The Company has recently entered into an agreement with the plaintiffs to settle the class action lawsuit, and has executed a memorandum of understanding with respect to settlement of the derivative law suits. Under the terms of the class action settlement, $22.0 million, in the form of shares of the Company's common stock, will be paid to the class, with the number of shares to be issued determined by a formula valuing the stock at different time periods. The Company has reserved the right to pay the settlement in cash at the time the settlement becomes effective. In the memorandum of understanding in the derivative litigation, the Company has agreed to certain therapeutic improvements to its internal policies, some of which have already been instituted, including Company policies on insider trading, the functioning and membership of its audit committee, and policies pertaining to corporate communications. The settlement of both the class action and derivative actions require final approval of the United States District Court. The Company has recorded a charge of $23.2 million in the fourth quarter of fiscal 1999 related to the settlement. See Note 14 of notes to the financial statements.

     In August 1999 Creo Products, Inc., ("Creo"), filed an action in the United States District Court for the District of Delaware against the Company asserting that Creo has a "reasonable apprehension that it will be sued by Presstek for infringement" of two of the Company's patents and seeking a declaration that Creo's products "do not and will not infringe any valid and enforceable claims" of the patents in question. In September 1999, the Company filed a counterclaim against Creo for patent infringement. The Company claims that Creo has infringed two direct imaging patents owned by the Company which were recently the subject of re-examination by the U. S. Patent and Trademark Office.

     Presstek intends to vigorously enforce its patent rights.

     In February, 2000 a complaint was filed by PPG, Inc. against Delta V in the United States District Court for the Western District of Pennsylvania alleging that Delta V sold to the plaintiff that certain vacuum coating equipment, did not meet certain product specifications. In its complaint, which has not yet been served on Delta V, the plaintiff is seeking damages in excess of $5.0 million. The Company intends to vigorously defend this action.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not Applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's common stock has traded in the over-the-counter market on the NASDAQ National Market System under the symbol PRST since July 18, 1990, and, prior thereto, from May 11, 1990, to July 17, 1990, traded on the NASDAQ System. From the Company's initial public offering until May 11, 1990, the principal redemption date of the Warrants, the Company's Units, common stock and Warrants were traded on the NASDAQ System. The following table sets forth, for the periods indicated, the high and low sales prices of the Company's common stock as reported by NASDAQ.

Fiscal Year Ended
January 1, 2000                      High                     Low
---------------                      ----                     ---

First Quarter                      $11 7/16                 $ 6 13/16

Second Quarter                       9 7/8                    6 1/2

Third Quarter                        7 15/16                  5

Fourth Quarter                      19 7/8                    5 15/16

Fiscal Year Ended
January 2, 1999
---------------

First Quarter                      $30 1/4                  $15

Second Quarter                      18 5/8                   10 15/16

Third Quarter                       13 13/16                  7 1/4

Fourth Quarter                      10                        5 1/4

     On March 10, 2000 there were 1,308 holders of record of the Company's common stock.

Dividend Policy

     To date, the Company has not paid any cash dividends on its common stock. The payment of cash dividends, if any in the future, is within the discretion of the Company's Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition and other relevant factors. The Board of Directors does not intend to declare any cash dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations.

Issuance of Unregistered Securities

         During the quarter ended January 1, 2000, the Company issued to certain employees, options to purchase 4,000 shares of its common stock pursuant to the Company's 1991 Stock Option Plan. These options were granted at prices ranging from $7.31 to $15.88 per share with expiration dates ranging between October 4, and December 13, 2009. The foregoing options were issued pursuant to the exemption from registration provided by Section 2(a)(3) and/or Section 4(2) of the Securities Act of 1933 (the "Act").

         On November 19, 1999 the Company issued 142,855 unregistered shares of common stock for the acquisition of R/H Consulting, Inc. in a private transaction exempt under 4(2) of the Act and Regulation D thereunder.

Item 6.       Selected Financial Data

     The following selected financial data of the Company has been derived from the financial statements of the Company appearing elsewhere herein (except for the statement of operations data for the years ended December 28, 1996 and December 30, 1995 and the balance sheet data at January 3, 1998, December 28, 1996 and December 30, 1995, which is not included in such financial statements). All references to common shares and earnings (loss) per share data have been restated retroactively to reflect the fiscal 1997 and fiscal 1995 two-for-one stock splits, effected in the form of stock dividends.

                                                                                       Statements of Operations
                                                                    JAN 1,        JAN 2,        JAN 3,        DEC 28,       DEC 30,
For the Fiscal Years Ended                                           2000          1999          1998          1996          1995
                                                                   --------      --------      --------      --------      --------
                                                                                 (In thousands, except per share data)
Revenues:                                                          $ 54,964      $ 74,165      $ 89,793      $ 46,678      $ 27,611
Costs and Expenses:
  Costs of products sold                                             33,326        46,606        43,854        20,409        14,924
  Engineering and product development                                17,671        15,413        10,656         8,894         6,155
  Sales and marketing                                                 5,934         5,620         4,302         2,588         1,727
  General and administrative                                          6,006         8,845         5,162         3,736         2,050
  Provision for settlement of shareholder litigation(1)              23,200          --            --            --            --
                                                                   --------      --------      --------      --------      --------
      Total costs and expenses                                       86,137        76,484        63,974        35,627        24,856
                                                                   --------      --------      --------      --------      --------
Other Income (Expense):
  Dividend and interest, net                                            501           623           374           782           327
  Other, net                                                             38           109          (244)         (228)           (2)
                                                                   --------      --------      --------      --------      --------
      Other income, net                                                 539           732           130           554           325
                                                                   --------      --------      --------      --------      --------

Income (Loss) From Continuing Operations                            (30,634)       (1,587)       25,949        11,605         3,080
Provision for Income Taxes(2)                                          --            --           9,460         3,984           220
                                                                   --------      --------      --------      --------      --------
Income (Loss) From Continuing Operations                            (30,634)       (1,587)       16,489         7,621         2,860

Discontinued Operations:(3)
   Loss from discontinued operations                                   (448)       (1,094)       (2,117)         (500)         --
   Loss on disposal of discontinued operations                       (8,534)         --            --            --            --
                                                                   --------      --------      --------      --------      --------
Loss From Discontinued Operations                                    (8,982)       (1,094)       (2,117)         (500)         --
                                                                   --------      --------      --------      --------      --------

Net Income (Loss)                                                  $(39,616)     $ (2,681)     $ 14,372      $  7,121      $  2,860
                                                                   ========      ========      ========      ========      ========

Earnings (Loss) Per Share - Basic:
  From continuing operations                                       $  (0.95)     $  (0.05)     $   0.53      $   0.26      $   0.10
                                                                   ========      ========      ========      ========      ========
  From discontinued operations                                     $  (0.28)     $  (0.03)     $  (0.07)     $  (0.02)     $   --
                                                                   ========      ========      ========      ========      ========
Earnings (Loss) Per Share - Basic                                  $  (1.23)     $  (0.08)     $   0.46      $   0.24      $   0.10
                                                                   ========      ========      ========      ========      ========

Earnings (Loss) Per Share - Diluted:
  From continuing operations                                       $  (0.95)     $  (0.05)     $   0.50      $   0.23      $   0.09
                                                                   ========      ========      ========      ========      ========
  From discontinued operations                                     $  (0.28)     $  (0.03)     $  (0.06)     $  (0.02)     $   --
                                                                   ========      ========      ========      ========      ========
Earnings (Loss) Per Share - Diluted                                $  (1.23)     $  (0.08)     $   0.44      $   0.21      $   0.09
                                                                   ========      ========      ========      ========      ========

Weighted Average Common Shares Outstanding - Basic                   32,336        31,986        31,300        29,858        29,124
                                                                   ========      ========      ========      ========      ========
Weighted Average Common Shares Outstanding - Diluted                 32,336        31,986        32,695        33,163        31,710
                                                                   ========      ========      ========      ========      ========

                               Balance Sheet Data

------------------------------------------------------------------------------------------------------------------------------------
                                                                    JAN 1,        JAN 2,        JAN 3,        DEC 28,       DEC 30,
As of                                                                2000          1999          1998          1996          1995
                                                                   --------      --------      --------      --------      --------
                                                                                            (In thousands)
Working Capital                                                    $ 25,373      $ 37,080      $ 32,962      $ 29,179      $  16,837
Total Assets                                                         94,633       106,670        99,655        66,618         26,669
Short-Term Debt                                                       1,024           522         4,800            --             --
Long-Term Debt                                                        8,830         5,922            --            --             --
Other Long-Term Liabilities                                          22,950            --            --            --             --
Stockholders' Equity                                                 49,855        87,453        85,990        57,443         22,726
Cash Dividends                                                           --            --            --            --             --

1. Provision for the proposed settlements with the plaintiffs in the class actions and related derivative suits filed in 1996. See Note 14 of notes to the financial statements.

2. Tax expense in fiscal 1997 and 1996 represented charges in lieu of income taxes, although no tax was payable as a result of stock compensation deductions. Accordingly, no tax benefit was recorded in fiscal 1999. See
     Note 5 of notes to the financial statements.

3. Includes the operations of Delta V Technologies, Inc., which were divested in fiscal 1999. See Note 3 of notes to the financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Background

     Presstek, Inc. (The "Company" or "Presstek"), incorporated in Delaware, was founded in September 1987 as a development company. It was established to find a new way to produce color offset printing. Heidelberger Druckmaschinen AG ("Heidelberg"), the world's largest printing press manufacturer, and the Company established a relationship that was formalized in 1991. In 1993 the Company completed the development of its high resolution, semiconductor based laser diode imaging and thermal plate technology referred to as PEARL(R). PEARL's thermal laser imaging technology enables its customers to image various types of Presstek printing plates either off-press or on-press which may then be used to produce high-quality, full color lithographic printed materials for the printing and graphic arts industries. These printed materials typically can be produced at a lower cost than traditional competitive methods. The PEARL-based GTO-DI was introduced in late 1993, and in May of 1995, Heidelberg introduced the Quickmaster DI. The Quickmaster DI design is centered around Presstek's digital imaging and plate technology, and includes the Company's patented automatic plate changing cylinder. The unique design feeds plates from inside the cylinder, eliminating the need to manually change plates between jobs. The Company began shipment of its PEARL-based Quickmaster direct imaging systems to Heidelberg in the second quarter of 1995. The Company estimates that as of the end of 1999, there are more than 1,100 PEARL-equipped GTO-DI and Quickmaster DI presses installed utilizing the Company's proprietary consumable printing plates.

     The Company is also engaged in the development of additional PEARL and DI(R) products that incorporate its patented, proprietary, digital imaging system and process free thermal ablation printing plate technologies for computer-to-plate and direct-to-press applications. During fiscal 1996, the Company began shipments of its PEARL platesetter, referred to as the PEARLsetter. The PEARLsetter is a computer-to-plate imaging system that images both the Company's wet and dry offset plates. Also in 1996, the Company began shipments of its direct imaging system for a larger format Adast (19" x 26") multicolor press, the Adast 705C DI series of presses. In fiscal 1998 the Company began shipments of its PEARLhdp laser imaging system. The PEARLhdp, jointly developed with Imation Corp., is a digital halftone, proofing device. It can produce true halftone "dot for dot" color press proofs using the Company's computer-to-plate imaging system specially modified for this unique application. The Company has entered into a comprehensive agreement whereby Imation Corp. has been granted exclusive rights for sales, marketing and distribution of the PEARLhdp proofing system.

     The Company also has agreements with a number of other companies including Scitex Corporation LTD., Nilpeter A/S, Werner Kammann Maschinenfabrik GmbH, Alcoa Packaging Equipment, Sakurai Graphic Systems Corp., Fuji Photo Film Co., Ltd. and Akiyama Printing Machinery Manufacturing Corporation. These agreements typically are for the use of the Company's direct imaging systems, technology licenses, and/or thermal plate materials. They include a variety of "direct-to" offset printing applications ranging from high quality label production and printing on aluminum cans to the production of normal four-color printing.

     During the third quarter of fiscal 1999 the Company determined to sell or otherwise discontinue the operations of its Delta V Technologies, Inc., ("Delta V") subsidiary to allow the Company to further focus its efforts on the core business of digital imaging and plate manufacturing. Located in Tucson, Arizona, Delta V was engaged in the development, manufacture, and sale of vacuum deposition coating equipment for vacuum coating applications. The Company discontinued the operations of Delta V as of the end of fiscal 1999.

     As a result of the divestiture of Delta V, the Company incurred a $8.5 million loss on disposal of discontinued operations for the fiscal year ended January 1, 2000. This included actual closing costs and operating losses incurred in the fourth quarter of fiscal 1999 of $2.2 million, a provision for anticipated closing costs of $1.6 million, $6.1 million related to the write off of goodwill and other intangibles assets, and a reduction in other asset values of $1.6 million. These costs were partially offset by proceeds of $3.0 million received from Minnesota Mining and Manufacturing Co. ("3M"), for the licensing of the Company's intellectual property relating to vacuum-deposited polymer multilayer technology. Delta V is reported separately as a discontinued operation, and prior periods have been restated in the Company's financial statements, related footnotes and the management's discussion and analysis to conform to this presentation.

     In November 1999 the Company acquired 100% of the stock of R/H Consulting, Inc. ("R/H"). R/H was principally engaged in the research and development of laser imageable printing plates. R/H was purchased for $500,000 and 142,855 shares of the Company's common stock. The excess purchase price over book value of net assets acquired of $1.9 million has been allocated to the patents acquired. The acquisition was accounted for as a purchase and accordingly the results of R/H's operations subsequent to November 1999 (which are immaterial) have been included in the financial statements for fiscal 1999. The results of R/H's operations for 1999 and 1998 would not have had a material impact on the Company's results of operations for the comparable periods.

     In October 1998, the Company sold, for their book value, certain assets of Heath Custom Press, Inc. ("Heath"), which had been purchased in January 1998 for 94,865 unregistered shares of the Company's common stock. Heath was engaged in the design and manufacture of custom printing presses.

     The Company operates and reports on a 52/53, week fiscal year, ending on the Saturday closest to December 31. Accordingly, the financial statements include the 52 week period ended January 1, 2000 ("fiscal 1999"), the 52 week period ended January 2, 1999 ("fiscal 1998"), and the 53 week period ended January 3, 1998 ("fiscal 1997").

     As a result of the divestiture of Delta V, the Company determined that it operates in one reportable segment, the development and manufacture of digital imaging and printing plate technologies for the printing and graphic arts industry.

Results of Operations

Fiscal 1999 versus Fiscal 1998

Revenues

     Revenues for fiscal 1999 and 1998 of $55.0 million and $74.2 million, respectively, consisted of product sales, royalties, fees and other reimbursements. Revenues for fiscal 1999 decreased $19.2 million or 26% as compared to fiscal 1998. Product sales for fiscal 1999 were $47.9 million as compared to $60.8 million in fiscal 1998, a decrease of $12.9 million or 21%. The decrease was due primarily to a decrease of shipments to Heidelberg for direct imaging systems used in the Quickmaster DI, and a decrease in sales of custom printing press products. These decreases were partially offset by an increase in sales of the Company's proprietary digital media and consumable products. The revenues generated from the sale of the Company's PEARLdry(TM) and other consumable products were $37.1 million for fiscal 1999, an increase of $8.8 million or 31%, as compared to $28.3 million in fiscal 1998. These consumable product revenues included $17.2 million and $11.4 million for fiscal 1999 and 1998, respectively, sold under the Company's agreements with Heidelberg and its distributors.

     Royalties and fees from licensees for fiscal 1999 of $7.0 million decreased $6.3 million or 47% as compared to royalties and fees of $13.3 million for fiscal 1998. Royalties decreased $7.0 million or 91% comparing fiscal 1999 to fiscal 1998 offset by an increase in engineering fees primarily from Fuji Photo Film Co., Ltd., of $634,000 or 11% in fiscal 1999. The decrease is primarily the result of the reduction in shipments of direct imaging systems to Heidelberg for use in the Quickmaster DI.

     Revenues generated under the Company's agreements with Heidelberg and its distributors were $21.6 million in fiscal 1999, a decrease of $20.5 million or 49% from fiscal 1998 revenues of $42.1 million. Revenues from Heidelberg represented 39% and 57% of total revenues for the fiscal years 1999 and 1998, respectively.

     In fiscal 1998 and 1999, the Company materially reduced production levels of direct imaging systems used in the Quickmaster DI press, based on requirements from Heidelberg. The Company received orders in fiscal 1999 from Heidelberg in connection with its direct imaging systems used in the Quickmaster DI. Based on the delivery schedule for these orders, the Company resumed production with initial low level shipments of its direct imaging systems late in the third quarter of fiscal 1999. The Company expects to continue shipments through the end of fiscal 2000. Additionally, the Company believes production levels through the end of fiscal 2000 will increase in line with the actual rate of Quickmaster DI's made by Heidelberg.

     The Company believes that revenues will increase in fiscal 2000 as compared to fiscal 1999, primarily due to the increased requirements for the direct imaging systems used in the Quickmaster DI, and related increases for the Company's proprietary consumables sold for the Quickmaster DI and other equipment. There can be no assurance, however that the Company will achieve these anticipated revenue increases.

Cost of Products Sold

     Cost of products sold consists of the costs of material, labor and overhead as well as future warranty costs associated with product sales. Cost of products sold for fiscal 1999 were $33.3 million, a decrease of $13.3 million or 29% as compared to fiscal 1998. The gross margin increase to 30% in fiscal 1999 from 23% in fiscal 1998 is primarily the result of economies related to increased manufacturing volumes of proprietary digital media and consumable products, a reduction in allowances provided as a result of product requirement changes and inventory obsolescence, offset by inefficiencies related to reduced manufacturing volumes of direct imaging systems sold to Heidelberg for use in its Quickmaster DI.

     The Company anticipates that the gross margin on product sales will continue to improve in fiscal 2000, as the Company increases production volumes for its direct imaging systems sold to Heidelberg and implements process improvements for its digital media and consumable products. There can be no assurance however that the actual gross margins will not be lower than anticipated.

Research and Product Development

     Research and product development expenses consist primarily of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct the Company's equipment and consumable product development efforts.

     Research  and product  development  expenses  were $17.7  million or 32% of revenues for fiscal 1999 as compared to $15.4 million or 21% of fiscal 1998 revenues. The increase resulted principally from increased expenditures for labor and professional services related to the Company's continued development of products incorporating its PEARL and DI technologies. Included in these development efforts were significant expenditures for the Company's digital plate media and consumable products, as well as expenditures for its next-generation ProFire(TM) integrated imaging system and other product development efforts. These increased expenditures were also a result of increased engineering programs related to the development contract with Fuji Photo Film Co., Ltd.

     The Company expects these increased development expenditures to continue through fiscal 2000, as it prepares for the introduction of its next-generation integrated imaging system, expands its offerings of proprietary consumable printing plates, and pursues the development of additional products for the DRUPA 2000 international printing-media trade show. There can be no assurance however, that these expenses will not be greater than anticipated.

Sales and Marketing

     Sales and marketing expenses consist primarily of payroll and related expenses for personnel, advertising and promotional expenses, and travel costs. Sales and marketing expenses were $5.9 million or 11% of revenues for fiscal 1999 compared to $5.6 million or 8% of fiscal 1998 revenues. The increase resulted primarily from increased expenditures for labor and professional services, and other related costs associated with the Company's attendance at trade shows and the continued expansion of its worldwide sales, distribution and customer support network.

     It is expected that these expenditures will continue to increase through fiscal 2000 as the Company continues to expand its direct sales force and customer support network for its products. The Company also expects a significant increase in expenditures in the second quarter of fiscal 2000, as a result of its planned attendance at Drupa 2000 in May. There can be no assurance, however, that these expenditures will not be greater than currently anticipated.

General and Administrative

     General and administrative expenses consist primarily of payroll and related expenses for personnel, and contracted professional services. General and administrative expenses for fiscal 1999 were $6.0 million or 11% of revenues compared to $8.8 million or 12% of fiscal 1998 revenues. The decrease of $2.8 million related primarily to decreases in expenditures for contracted professional services required to conduct the finance, information systems, and administrative functions of the Company, as well as, the reduction in the provision for uncollectable accounts. The Company recorded a charge of $2.2 million for certain disputed and uncollectable accounts in fiscal 1998.

     The Company anticipates that general and administrative costs for fiscal 2000 will increase over current levels, however, there can be no assurance that these expenses will not be greater than anticipated.

Provision For the Settlement of Shareholder Litigation

     The Company has recorded a charge of $23.2 million in fiscal 1999 related to the proposed settlement with the plaintiffs in the class actions which were filed in 1996 in the United States District Court for the District of New Hampshire on behalf of the Company's shareholders, and with the plaintiffs in the related derivative suits. The charge includes the $22.9 million settlement, and related administrative costs in the amount of $250,000.

Other Income and Expense

     Other income was $539,000 or 1% of revenues for fiscal 1999 compared to $732,000 or 1% of revenues for fiscal 1998. The decrease of $193,000 is primarily the result of a decrease in average cash balances available for investment, as well as interest expense incurred on the Company's lease line of credit with Keybank National Association.

Provision for Income Taxes

     The Company did not record provisions for federal or state income taxes or charges in lieu of federal or state income taxes for fiscal 1999 and 1998, as a result of the net operating losses incurred prior to tax deductions related to stock compensation in both periods.

Loss from Continuing Operations

     As a result of the foregoing, the Company had losses from continuing operations of $30.6 million for fiscal 1999, as compared to losses from continuing operations of $1.6 million for fiscal 1998.

Loss from Discontinued Operations

     The results of operations of Delta V are presented as discontinued operations. For fiscal 1999 the Company incurred a loss from discontinued operations of $448,000, as compared to a loss of $1.1 million for fiscal 1998. In addition, for fiscal 1999 the Company recorded a loss on disposal of its discontinued operations of $8.5 million. This included actual closing costs and operating losses incurred in the fourth quarter of fiscal 1999 of $2.2 million, a provision for anticipated closing costs of $1.6 million, $6.1 million related to the write off of goodwill and other intangible assets, and a reduction in other asset values of $1.6 million. These costs were partially offset by proceeds of $3.0 million received from 3M for the licensing of the Company's
intellectual   property   relating  to   vacuum-deposited   polymer   multilayer
technology.

Fiscal 1998 versus Fiscal 1997

Revenues

     Revenues for fiscal year 1998 of $74.2 million consisting of product sales, royalties, fees and other reimbursements, decreased $15.6 million or 17% as compared to revenues of $89.8 million for fiscal 1997.

     Net product sales for fiscal 1998 of $60.8 million decreased $10.5 million or 15% as compared to net product sales of $71.3 million in fiscal 1997, primarily as a result of a reduction in sales volume of direct imaging systems to Heidelberg for use in the Quickmaster DI. These reductions were partially offset by the increased sales volume of custom printing presses as a result of the acquisition of Heath in 1998, as well as increased sales volume of the Company's proprietary thermal printing plates. The revenues generated from the sale of the Company's PEARLdry and other consumable products were $28.3 million for the fiscal year 1998, an increase of $10.8 million or 62% over fiscal 1997 due to increased sales volume.

     Royalties and fees from licensees for fiscal 1998 of $13.3 million decreased $5.2 million or 28% as compared to royalties and fees of $18.5 million for fiscal 1997. Royalties decreased $9.5 million or 56% comparing fiscal 1998 to fiscal 1997, as a result of the reduction in sales volume of direct imaging systems to Heidelberg for use in the Quickmaster DI. Engineering fees increased $4.3 million or 302% in fiscal 1998 primarily as a result of engineering and other fees received from Fuji Photo Film Co., Ltd. Included in fiscal 1997 were certain fees related to the Company's agreement to license its on-press imaging patents to Scitex Corporation Ltd.

     Revenues generated under the Company's agreements with Heidelberg and its distributors were $42.1 million in fiscal 1998, a decrease of $31.6 million or 43% from fiscal 1997 revenues of $73.7 million. Revenues from Heidelberg represented 57% and 82% of total revenues for the fiscal years 1998 and 1997, respectively.

Cost of Products Sold

     Cost of products sold for fiscal 1998 were $46.6 million, an increase of $2.8 million or 6% as compared to fiscal 1997. The gross margin decrease to 23% from 38% in fiscal 1997 was primarily the result of reduced manufacturing volume of the direct imaging systems sold to Heidelberg for use in the QM-DI, as well as increased fixed costs associated with the Hudson, New Hampshire manufacturing operations. Also included in fiscal 1998 was an allowance of $1.3 million provided to a major supplier as a result of a change in requirements and an allowance of $1.6 million for inventory obsolescence as a result of the planned introduction of the Company's next-generation laser technology.

Research and Product Development

     Research and product development expenses were $15.4 million or 21% of revenues for fiscal 1998 as compared to $10.7 million or 12% of fiscal 1997 revenues. The increase resulted principally from increased expenditures for parts and supplies related to the Company's continued development of products incorporating its PEARL technology. Included in these development efforts were significant expenditures for the Company's PEARLgold(TM) and other consumable products as well as expenditures for its next-generation laser diode technology and other product development efforts. These increased expenditures were also a result of increased engineering programs related to the development contract with Fuji Photo Film Co., Ltd.

Sales and Marketing

     Sales and marketing expenses were $5.6 million or 8% of revenues for fiscal 1998 compared to $4.3 million or 5% of fiscal 1997 revenues. The increase resulted primarily from increased expenditures for professional services and other related costs associated with the Company's attendance at trade shows and the continued expansion of its worldwide sales, distribution and technical support network.

General and Administrative

     General and administrative expenses for fiscal 1998 were $8.8 million or 12% of revenues compared to $5.2 million or 6% of fiscal 1997 revenues. The increase of $3.6 million related primarily to increased expenditures for additional personnel required to conduct, the finance, information systems, and administrative functions of the Company. In addition, the Company recorded a charge of $2.2 million for certain disputed and uncollectable accounts.

Other Income and Expense

     Other income was $732,000 or 1% of revenues for fiscal 1998 compared to $130,000 or .1% of revenues for fiscal 1997. The increase of $602,000 can be attributed to increased interest income earned as a result of higher average balances of funds available for investment, the gain from the sale of a parcel of land in Hudson, New Hampshire, as well as the absence of foreign exchange losses incurred on certain receivables from Heidelberg in fiscal 1997.

Provision for Income Taxes

     For fiscal 1998, the Company did not record a provision for income taxes as a result of the tax loss prior to deductions related to stock compensation for the period. The provision for income taxes for fiscal 1997 represents the tax benefit arising from stock option deductions and the realization of net operating loss carryforwards resulting from compensation deductions for tax purposes. The tax benefit related to such stock option deductions has been recorded as additional paid in capital.

Income (Loss) from Continuing Operations

     As a result of the foregoing, the Company had losses from continuing operations of $1.6 million for fiscal 1998, compared to net income from continuing operations of $16.5 million for fiscal 1997.

Loss from Discontinued Operations

     The results of operations of Delta V are presented as discontinued operations. For fiscal 1998 the Company recorded a loss from discontinued operations of $1.1 million compared to a loss of $2.1 million for fiscal 1997.

Liquidity and Capital Resources

     At January 1, 2000, the Company had cash and cash equivalents of $18.7 million and working capital of $25.4 million as compared to cash and cash equivalents of $19.1 million and working capital of $37.1 million at January 2, 1999.

     Net cash provided by operating activities of continuing operations was $8.4 million for the fiscal year ended January 1, 2000. The cash flow resulted primarily from reductions in accounts receivable and inventories of $9.7 million, less the loss from continuing operations of $30.6 million, offset by non-cash items of depreciation and amortization of $5.7 million, provisions for uncollectable accounts of $1.8 million, and the provision for the settlement of shareholder litigation of $23.0 million. Cash flow from continuing operations was also affected by the decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $2.0 million. This decrease was primarily the result of a decrease in advance payments related to the Company's development program with Fuji Photo Film Co., Ltd.

     Net cash used in investing activities of continuing operations was $12.9 million for the fiscal year ended January 1, 2000 and consisted primarily of additions to property, plant and equipment used in the Company's business of $11.8 million. These additions included $6.8 million for additional plate manufacturing equipment that is expected to reduce the cost of manufacturing the Company's proprietary digital media and consumable products and $885,000 for additional equipment that will enhance the Company's development capabilities.

     Net cash provided by financing activities during the fiscal year ended January 1, 2000 totaled $4.0 million and consisted primarily of the proceeds from Company's lease line of credit of $4.0 million and proceeds from the issuance of common stock of $608,000, offset by payments on the mortgage term loan and the lease line of credit of $630,000.

     In September 1999, the Company borrowed $4.0 million against a $10.0 million lease line of credit facility from Keybank National Association. Borrowings are secured by equipment valued at $5.2 million. The loan bears a variable rate of interest, currently 7.25%, based upon the prime rate, with a fixed rate conversion provision. Principal and interest on the lease line of credit facility are payable in 84 monthly installments beginning October 31, 1999. The commitment for the balance of $6.0 million available under the lease line of credit is scheduled to expire on April 30, 2000.

     The Company's credit facilities with Citizens Bank New Hampshire, ("Citizens") include a ten-year mortgage term loan and a revolving line of credit loan. The mortgage term loan in the amount of $6.9 million, is secured by land and buildings with a cost of approximately $17.0 million. The loan bears a fixed rate of interest of 7.12% per year during the first five years and a variable rate of interest at the LIBOR rate plus 2%, (7.82% at January 1, 2000) for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments will be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued and unpaid interest is due and payable on February 6, 2008.

     The revolving line of credit loan, under which the Company may borrow $10.0 million, is secured by substantially all of the Company's assets. Interest on the line of credit is payable at the LIBOR rate plus 1.50% (7.32% at January 1, 2000). The loan agreement terminates on July 31, 2000, at which date, the entire principal and accrued interest is due and payable. The Company currently has $10.0 million available under the line of credit loan agreement.

     Under the terms of the mortgage term loan, the lease line of credit and the revolving line of credit agreements, the Company is required to meet certain financial covenants on a quarterly and annual basis. At January 1, 2000, the Company was in compliance with all debt covenants.

     The Company has approved expenditures for fiscal 2000 of $5.0 million for the second phase of its corporate headquarters at 55 Executive Drive. The Company will initially fund the construction through existing funds and cash flow from operations. This additional facility will include the Company's corporate offices, sales and marketing operations, as well as additional manufacturing facilities, and is expected to be completed in October 2000.

     The Company believes that existing, funds, cash flows from operations, and cash available under its revolving line of credit and lease line of credit should be sufficient to satisfy working capital requirements and capital expenditures for the next twelve months.

Effect of Inflation

     Inflation has not had, and is not expected to have, a material impact upon the Company's operations.

Net Operating Loss Carryforwards

     As of January 1, 2000, the Company had net operating loss carryforwards totaling approximately $38.0 million resulting from stock compensation deductions, for tax purposes, relative to stock option plans and $15.0 million resulting from operating losses. To the extent net operating losses resulting from stock option plan compensation deductions become realizable, the benefit will be credited directly to additional paid in capital. The amount of the net operating loss carryforwards that may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company's common stock.

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS No. 133"), which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 (as amended by SFAS No. 137) is effective for fiscal years beginning after June 15, 2000. The Company does not presently enter into any transactions involving derivative financial instruments and, accordingly, does not anticipate the new standard will have any effect on its financial statements for the foreseeable future.

Year 2000

     The Company established a program to determine the impact of the Y2K issue on the software and hardware utilized in the Company's internal operations and incorporated in its products manufactured for sale to customers. This assessment included applications and systems software, information technology ("IT") infrastructure, manufacturing and process control technology, products and services, and third party suppliers and customers. As of the date of this report, the Company successfully completed the Y2K transition with no significant impact to its business, results of operations, or financial condition. The total costs associated with becoming Y2K compliant were not material to the Company's financial position or operations. Costs incurred through January 1, 2000 have been incurred as part of normal IT operating costs. The Company will continue to monitor its critical systems and infrastructure throughout the year 2000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to market risk from changes in interest rates primarily as a result of its borrowing and investing activities. The Company does not enter into interest rate swap agreements or other speculative or leveraged transactions. The Company currently has no material exposure to interest rate fluctuations on its short-term investments or variable rate debt instruments.

Item 8. Financial Statements and Supplementary Data.

     The financial statements required by Item 8 of Form 10-K appear after Item 14 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by this item will be set forth under the caption "Election of Directors" and "Executive Officers" in the Proxy Statement for the Annual Meeting of Stockholders to be held on June 19, 2000, to be filed with the Securities and Exchange Commission (the "Proxy Statement"), and is incorporated herein by reference.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)    Financial Statements

                                                                            Page
                                                                            ----
          Report of Independent Certified Public
          Accountants                                                        F-2

          Balance Sheets as of January 1, 2000,
          and January 2, 1999                                                F-3

          Statements of Operations for the fiscal years
          ended January 1, 2000, January 2, 1999, and
          January 3, 1998                                                    F-4

          Statements of Changes in Stockholders' Equity
          for the fiscal years ended
          January 1, 2000, January 2, 1999, and
          January 3, 1998                                                    F-5

          Statements of Cash Flows for the fiscal
          years ended January 1, 2000, January 2, 1999,
          and January 3, 1998                                                F-6

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

3(b)      By-laws of the Company.***

10(a) Confidentiality Agreement between the Company and Heidelberger Druckmaschinen A.G., effective December 7, 1989 as amended, incorporated by reference to Exhibit 10(i) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

10(b) Master Agreement effective January 1, 1991, by and between Heidelberger Druckmaschinen Aktiengesellschaft and the Company, incorporated by reference to the Company's Form 8-K, dated January 1, 1991.

10(c) Technology License effective January 1, 1991, by and between Heidelberger Druckmaschinen Aktiengesellschaft and the Company, incorporated by reference to the Company's Form 8-K, dated January 1, 1991.

10(d) Memorandum of Performance No. 3 dated April 27, 1993, to the Master Agreement, Technology License, and Supply Agreement between the Company and Heidelberger Druckmaschinen Aktiengesellschaft, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1993.

10(e) Modification to Memorandum of Performance No. 3 dated April 27, 1993, to the Master Agreement, Technology License, and Supply Agreement between the Company and Heidelberger Druckmaschinen Aktiengesellschaft.+

10(f) Memorandum of Understanding No. 4 dated November 9, 1995, to the Master Agreement and Technology License and Supply Agreement between the Company and Heidelberger Druckmaschinen Aktiengesellschaft. ***(I)

10(g) Lease relating to real property located at 9 Commercial St., Hudson, NH. +++

10(h) Lease relating to real property located at 18-20 Hampshire Dr., Hudson, New Hampshire. +++

10(i)(1) Employment Agreement dated March 30, 1999 between the Company and Richard Williams. ****

10(j)(1)  1991 Stock Option Plan. *

10(k)(1)  1994 Stock Option Plan. +

10(l)(1)  Non-Employee Director Stock Option Plan. ****

10(m)(1)  1997 Interim Stock Option Plan. ++

10(n) Memorandum of Understanding No. 5 dated March 7, 1997 between the Company and Heidelberger Druckmaschinen Aktiengesellschaft. ***(I)

10(o) Amendment to Loan Agreement between the Company and Citizens Bank, New Hampshire. ****

10(p) Replacement Revolving Line of Credit Promissory Note in favor of Citizens Bank, New Hampshire. ****

10(q)(1)  1998 Stock Incentive Plan ++++

10(r)(1)  Employment Agreement by and between the Company and Robert W. Hallman.
          +++++

10(s)(1) Master Security agreement and related Promissory Note, by and between the Company and Keycorp Leasing, a Division of Key Corporate Capital, Inc., dated September 27, 1999, incorporated by reference to the Company's Form 10-Q for the quarter ended October 1, 1999.

10(t)     Amendment  to  existing  loan   agreement   with  Citizens  Bank,  New
          Hampshire.

10(u) Amendment to existing loan agreement with Keybank Corporate Capital, Inc.

11        Calculations of earnings per share

21        Subsidiaries of the Company.

23(a)     Consent of BDO Seidman, LLP.

27        Financial  Data  Schedule  (for SEC use only)

(b)       No Form 8-K's were filed during the quarter ended January 1, 2000.

(c)       See Item 14(a)(3) above.

(d)       See Item 14(a)(2) above.

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

**** Previously filed as an exhibit with the Company's Form 10-K for the fiscal year ended January 2, 1999.

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

(1)       Denotes management employment contracts or compensatory plans.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                          F-2

Balance Sheets as of January 1, 2000
   and January 2, 1999                                                      F-3

Statements of Operations for the fiscal years ended
   January 1, 2000, January 2, 1999, and
   January 3, 1998                                                          F-4

Statements of Changes in Stockholders' Equity
   for the fiscal years ended January 1, 2000,
   January 2, 1999, and January 3, 1998                                     F-5

Statements of Cash Flows for the fiscal years ended
   January 1, 2000, January 2, 1999, and
   January 3, 1998                                                          F-6

Notes to Financial Statements                                               F-7

Financial Statement Schedule:

   Schedule II - Valuation and qualifying accounts
      and reserves                                                         FS-1

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Presstek, Inc.
Hudson, New Hampshire

We have audited the accompanying balance sheets of Presstek, Inc. as of January 1, 2000 and January 2, 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Presstek, Inc. at January 1, 2000 and January 2, 1999, and the results of its operations and its cash flows for the fiscal years ended January 1, 2000, January 2, 1999, and January 3, 1998, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


/s/ BDO SEIDMAN, LLP
    BDO SEIDMAN, LLP

New York, New York
February 14, 2000, except for note 14, as to which the date is March 24, 2000.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 PRESSTEK, INC.
                                 BALANCE SHEETS
                    (amounts in thousands, except share data)

                                                                            January 1,    January 2,
                                                                               2000          1999
                                                                            ----------    ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                  $ 18,653      $ 19,057
  Accounts receivable, net of allowance for losses
    Of $3,302 and $2,536 in fiscal 1999 and 1998, respectively                 11,645        20,626
  Inventories                                                                   7,214         9,724
  Other current assets                                                            859           968
                                                                             --------      --------
          Total current assets                                                 38,371        50,375
                                                                             --------      --------

PROPERTY, PLANT AND EQUIPMENT, NET                                             45,695        39,497
                                                                             --------      --------

OTHER ASSETS:
  Patent application costs and license rights, net                              5,126         3,195
  Other                                                                           146           176
  Net non-current assets of discontinued operations                             5,295        13,427
                                                                             --------      --------
          Total other assets                                                   10,567        16,798
                                                                             --------      --------

                TOTAL                                                        $ 94,633      $106,670
                                                                             ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long term debt                                          $  1,024      $    522
  Accounts payable and accrued expenses                                         8,844         8,893
  Accrued salaries and employee benefits                                        1,269           937
  Billings in excess of costs and estimated
    Earnings on uncompleted contracts                                              44         1,995
  Net current liabilities of discontinued operations                            1,817           948
                                                                             --------      --------
       Total current liabilities                                               12,998        13,295
                                                                             --------      --------

LONG-TERM DEBT, NET OF CURRENT PORTION                                          8,830         5,922
                                                                             --------      --------

OTHER LONG-TERM  LIABILITIES                                                   22,950          --
                                                                             --------      --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
    1,000,000 shares; no shares issues or outstanding                            --            --
  Common stock, $.01 par value; authorized 75,000,000 shares;
    Issued and outstanding 32,515,651 shares at January 1, 2000;
    32,276,263 shares at January 2, 1999                                          325           323
  Additional paid-in capital                                                   69,312        67,296
  Retained earnings (deficit)                                                 (19,782)       19,834
                                                                             --------      --------
           Total stockholders' equity                                          49,855        87,453
                                                                             --------      --------
            TOTAL                                                            $ 94,633      $106,670
                                                                             ========      ========

                        See notes to financial statements

                                 PRESSTEK, INC.
                            STATEMENTS OF OPERATIONS
                           For the Fiscal Years Ended
                  (amounts in thousands, except per share data)

                                                           January 1,       January 2,       January 3,
                                                              2000             1999             1998
                                                           ----------       ----------       ----------
REVENUES:
  Product sales                                             $ 47,948         $ 60,833         $ 71,278
  Royalties and fees from licensees                            7,016           13,332           18,515
                                                            --------         --------         --------
      Total revenues                                          54,964           74,165           89,793
                                                            --------         --------         --------

COSTS AND EXPENSES:
  Cost of products sold                                       33,326           46,606           43,854
  Research and product development                            17,671           15,413           10,656
  Sales and marketing                                          5,934            5,620            4,302
  General and administrative                                   6,006            8,845            5,162
  Provision for settlement of shareholder litigation          23,200             --               --
                                                            --------         --------         --------
      Total costs and expenses                                86,137           76,484           63,974
                                                            --------         --------         --------
INCOME (LOSS) FROM OPERATIONS                                (31,173)          (2,319)          25,819
                                                            --------         --------         --------

OTHER INCOME (EXPENSE):
  Dividend and interest, net                                     501              623              374
  Other, net                                                      38              109             (244)
                                                            --------         --------         --------
      Total other income, net                                    539              732              130
                                                            --------         --------         --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                        (30,634)          (1,587)          25,949
PROVISION FOR INCOME TAXES                                      --               --              9,460
                                                            --------         --------         --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                     (30,634)          (1,587)          16,489
                                                            --------         --------         --------

DISCONTINUED OPERATIONS:
  Loss from discontinued operations                             (448)          (1,094)          (2,117)
  Loss on disposal of discontinued operations                 (8,534)            --               --
                                                            --------         --------         --------
LOSS FROM DISCONTINUED OPERATIONS                             (8,982)          (1,094)          (2,117)
                                                            --------         --------         --------

NET INCOME (LOSS)                                           $(39,616)        $ (2,681)        $ 14,372
                                                            ========         ========         ========

EARNINGS (LOSS) PER SHARE - BASIC:
  FROM CONTINUING OPERATIONS                                $  (0.95)        $  (0.05)        $   0.53
                                                            ========         ========         ========
  FROM DISCONTINUED OPERATIONS                              $  (0.28)        $  (0.03)        $  (0.07)
                                                            ========         ========         ========
EARNINGS (LOSS) PER SHARE - BASIC                           $  (1.23)        $  (0.08)        $   0.46
                                                            ========         ========         ========

EARNINGS (LOSS) PER SHARE - DILUTED:
    FROM CONTINUING OPERATIONS                              $  (0.95)        $  (0.05)        $   0.50
                                                            ========         ========         ========
  FROM DISCONTINUED OPERATIONS                              $  (0.28)        $  (0.03)        $  (0.06)
                                                            ========         ========         ========
EARNINGS (LOSS) PER SHARE - DILUTED                         $  (1.23)        $  (0.08)        $   0.44
                                                            ========         ========         ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC            32,336           31,986           31,300
                                                            ========         ========         ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED          32,336           31,986           32,695
                                                            ========         ========         ========

                        See notes to financial statements

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           For the Fiscal Years Ended
                January 1, 2000, January 2, 1999, January 3, 1998
                      (in thousands, except per share data)


                                                                                                      Additional        Retained
                                                                              Common Stock             Paid-in          Earnings
                                                                         Shares         Amount         Capital          (Deficit)
                                                                         ------         ------         -------          ---------
BALANCE AT DECEMBER 28, 1996                                             15,392        $    154        $ 49,188         $  8,143
Comprehensive income:
  Net income for the fiscal year                                                                                          14,372
  Other comprehensive income (loss):
    Unrealized gain on marketable securities
Comprehensive income for the fiscal year
Issuance of common stock relative to the
  exercise of incentive and non-qualified stock
  options at $2.85 - $35.00 per share                                       924              10           4,855
Two-for-one stock split effected in the form
  Of a 100% stock dividend                                               15,551             155            (155)
Tax benefit arising from stock option deductions                             --              --           9,269               --
                                                                       --------        --------        --------         --------
BALANCE AT JANUARY 3, 1998                                               31,867             319          63,157           22,515
Comprehensive loss:
  Net loss for the fiscal year                                                                                            (2,681)
  Other comprehensive loss:
    Unrealized gain on marketable securities
Comprehensive loss for the fiscal year
Issuance of unregistered shares of common stock relative to the
acquisition of Heath Custom Press, Inc. at $25.38 per share                  94               1           2,406

Issuance of common stock relative to the exercise of
incentive and non-qualified stock options at $2.85 - $10.94
per share                                                                   315               3           1,733               --
                                                                       --------        --------        --------         --------
BALANCE AT JANUARY 2, 1999                                               32,276             323          67,296           19,834
Comprehensive loss:
  Net loss for the fiscal year                                                                                           (39,616)
  Other comprehensive loss:
Comprehensive loss for the fiscal year
Issuance of unregistered shares of common stock
  relative to the acquisition of R/H Consulting, Inc.
  at $9.875 per share                                                       143               1           1,409

Issuance of common stock relative to the exercise of incentive
  and non-qualified stock options at $3.55 - $13.75 per share                97               1             607               --
                                                                       --------        --------        --------         --------
BALANCE AT JANUARY 1, 2000                                               32,516        $    325        $ 69,312         $(19,782)
                                                                       ========        ========        ========         ========
                                                                          Accumulated
                                                                             Other            Total
                                                                         Comprehensive    Stockholders'
                                                                         Income (Loss)       Equity
                                                                         -------------       ------
BALANCE AT DECEMBER 28, 1996                                               $    (43)        $ 57,442
Comprehensive income:
  Net income for the fiscal year                                                              14,372
  Other comprehensive income (loss):
    Unrealized gain on marketable securities                                     42               42
                                                                                            --------
Comprehensive income for the fiscal year                                                      14,414
                                                                                            --------
Issuance of common stock relative to the
  exercise of incentive and non-qualified stock
  options at $2.85 - $35.00 per share                                                          4,865
Two-for-one stock split effected in the form
  Of a 100% stock dividend                                                                        --
Tax benefit arising from stock option deductions                                 --            9,269
                                                                           --------         --------
BALANCE AT JANUARY 3, 1998                                                       (1)          85,990
Comprehensive loss:
  Net loss for the fiscal year                                                                (2,681)
  Other comprehensive loss:
    Unrealized gain on marketable securities                                      1                1
                                                                                            --------
Comprehensive loss for the fiscal year                                                        (2,680)
                                                                                            --------
Issuance of unregistered shares of common stock relative to the
acquisition of Heath Custom Press, Inc. at $25.38 per share                                    2,407

Issuance of common stock relative to the exercise of
incentive and non-qualified stock options at $2.85 - $10.94
per share                                                                        --            1,736
                                                                           --------         --------
BALANCE AT JANUARY 2, 1999                                                       (0)          87,453
Comprehensive loss:
  Net loss for the fiscal year                                                               (39,616)
  Other comprehensive loss                                                                        --
                                                                                            --------
Comprehensive loss for the fiscal year                                                       (39,616)
                                                                                            --------
Issuance of unregistered shares of common stock
  relative to the acquisition of R/H Consulting, Inc.
  at $9.875 per share                                                                          1,410

Issuance of common stock relative to the exercise of incentive
  and non-qualified stock options at $3.55 - $13.75 per share                    --              608
                                                                           --------         --------
BALANCE AT JANUARY 1, 2000                                                 $     (0)        $ 49,855
                                                                           ========         ========

                        See notes to financial statements

                                                            PRESSTEK, INC.
                                                       STATEMENTS OF CASH FLOWS
                                                      For the Fiscal Years Ended
                                                            (in thousands)

                                                                                          January 1,      January 2,      January 3,
                                                                                             2000            1999            1998
                                                                                           --------        --------        --------
CASH FLOWS - OPERATING ACTIVITIES:
  Income (loss) from continuing operations                                                 $(30,634)       $ (1,587)       $ 16,489
   Adjustments to reconcile income (loss) from continuing operations
    To net cash provided by operating activities of continuing operations:
     Tax benefit arising from stock option deductions                                            --              --           9,269
     Depreciation                                                                             5,113           3,502           1,803
     Amortization                                                                               569             547             456
     Provision for warranty and other costs                                                     290             679           1,113
     Provision for losses on accounts receivable                                              1,790           4,655           1,053
     Provision for shareholder litigation settlement                                         22,950              --              --
     Other, net                                                                                  41              38              34
Changes in operating assets and liabilities, net of effects from acquisitions:
     Decrease (increase) in accounts receivable                                               7,191           1,392         (11,232)
     Decrease (increase) in inventories                                                       2,510           4,093          (2,569)
     Decrease in costs and estimated earnings in excess of
      billings on uncompleted contracts                                                          --             899             182
     Decrease (increase) in other current assets                                                109            (538)            (47)
     Increase (decrease) in accounts payable and accrued expenses                               100            (702)         (1,607)
     Increase in accrued salaries and employee benefits                                         332             117              56
     Billings in excess of costs and estimated
      earnings on uncompleted contracts                                                      (1,951)          1,995              --
                                                                                           --------        --------        --------
       Net cash provided by operating activities of continuing operations                     8,410          15,090          15,000
       Net cash provided by (used in) operating activities of discontinued operations        (7,196)            744            (864)
                                                                                           --------        --------        --------
       Net cash provided by operating activities                                              1,214          15,834          14,136
                                                                                           --------        --------        --------

CASH FLOWS - INVESTING ACTIVITIES:
     Investment in subsidiary, net of cash acquired                                            (494)             --              --
     Purchases of property, plant and equipment                                             (11,812)         (6,410)        (22,758)
     Proceeds from sale of land and equipment                                                   459             442             538
     Proceeds from sale of certain net assets
      of Heath Custom Press, Inc.                                                                --             732              --
     Increase in other assets                                                                (1,005)           (584)           (365)
     Sales and maturities of marketable securities                                               --           1,000           5,452
                                                                                           --------        --------        --------
       Net cash used in investing activities of continuing operations                       (12,852)         (4,820)        (17,133)
       Net cash provided by (used in) investing activities of discontinued operations         7,215              85          (5,152)
                                                                                           --------        --------        --------
       Net cash used in investing activities                                                 (5,637)         (4,735)        (22,285)
                                                                                           --------        --------        --------

CASH FLOWS - FINANCING ACTIVITIES:
     Net proceeds from sale of common stock                                                     608           1,736           4,865
     Proceeds from mortgage term loan                                                            --           6,900            --
     Repayments of mortgage term loan                                                          (518)           (456)           --
     Proceeds from lease line of credit                                                       4,041            --              --
     Repayments of lease line of credit                                                        (112)           --              --
     Proceeds from (net payments of) revolving line of credit                                    --          (4,800)          4,800
     Payment of Heath Custom Press, Inc.'s
      revolving line of credit                                                                   --            (600)             --
                                                                                           --------        --------        --------
       Net cash provided by financing activities                                              4,019           2,780           9,665
                                                                                           --------        --------        --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               (404)         13,879           1,516
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                                19,057           4,939           3,423
     Cash acquired from Heath Custom Press, Inc.                                                 --             239            --
                                                                                           --------        --------        --------
CASH AND CASH EQUIVALENTS END OF PERIOD                                                    $ 18,653        $ 19,057        $  4,939
                                                                                           ========        ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
     Interest                                                                              $    114        $    225        $    171
                                                                                           ========        ========        ========
     Income taxes                                                                          $     --        $    250        $     90
                                                                                           ========        ========        ========
NON-CASH INVESTING AND FINANCING ACTIVITY:
  Common stock issued and net assets acquired relating
    To the acquisition of RH Consulting, Inc.                                              $  1,410        $     --        $     --
                                                                                           ========        ========        ========
  Common stock issued and net assets acquired relating
    To the acquisition of Heath Custom Press, Inc.                                         $     --        $  2,407        $     --
                                                                                           ========        ========        ========

                                               See notes to financial statements

                                 PRESSTEK, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business - Presstek, Inc.("Presstek", or "the Company") is a leading developer of non-photographic, digital imaging and printing plate technologies for the printing and graphic arts industries. Presstek's products and applications incorporate PEARL(R) and DI(R) digital imaging technologies and utilize PEARL consumables for computer-to-plate and direct-to-press applications. The Company's patented DI and PEARL thermal laser diode family of products enables its customers to produce high quality, full-color lithographic printed materials more quickly and cost efficiently.

     In November 1999 the Company acquired 100% of the stock of R/H Consulting, Inc. ("R/H"). R/H was principally engaged in the research and development of laser imageable printing plates. See Note 2 of notes to the financial statements. In January 1998, the Company acquired 100% of the stock of Heath Custom Press, Inc. ("Heath"). In October 1998 the Company sold certain assets of Heath, which was engaged in the design and manufacture of custom printing presses. See Note 2 of notes to the financial statements.

     The divestiture of Delta V Technologies, Inc. ("Delta V") was recorded in the quarter ended October 2, 1999, and the financial statements for all periods reflect Delta V as a discontinued operation. All of the following notes, unless otherwise indicated, refer to the continuing operations of Presstek. See Note 3 of notes to the financial statements.

     As a result of the divestiture of Delta V, the Company determined that it operates in one reportable business segment, the development and manufacture of digital imaging and printing plate technologies for the printing and graphic arts industries.

     Principles of Consolidation - The financial statements for the fiscal years ended January 1, 2000, January 2, 1999, and January 3, 1998, include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

     Fiscal Year - The Company operates and reports on a 52/53, week fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements include the 52 week period ended January 1, 2000 ("fiscal 1999"), the 52 week period ended January 2, 1999 ("fiscal 1998"), and the 53 week period ended January 3, 1998 ("fiscal 1997').

     Use of Estimates - The Company prepares its financial statements in conformity with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Many of the Company's estimates and assumptions used in the financial statements relate to the Company's products, which are subject to rapid technological change. It is reasonably possible that changes may occur in the near term that would affect management's estimates with respect to the carrying values of inventories, property plant and equipment, patents, and software development costs.

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

     Revenues from fixed-price and modified fixed-price development contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to the estimated total of direct costs for each contract. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revisions become known.

     Product Warranties - The Company warrants its products against defects in material and workmanship for a period of one year. Anticipated future warranty costs are accrued by a charge to expense as products are shipped and the related revenue recognized. At January 1, 2000 and January 2, 1999, accrued expenses included accrued warranty costs of $1.0 million and $930,000.

     Research and Development Costs - Research and development costs are expensed as incurred for financial reporting purposes. Such costs aggregated $17.7 million, $15.4 million, and $10.7 million, for fiscal 1999, 1998 and 1997, respectively.

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

     Basic and Diluted Earnings (Loss) per Share - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average numbers of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all diluted potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options. For fiscal 1999 and 1998, potentially dilutive securities that related to shares issuable upon the exercise of stock options granted by the Company were excluded, as their effect was antidilutive. See Note 4 of notes to the financial statements.

     Cash Equivalents, and Marketable Securities - For purposes of reporting cash flows, the Company considers all savings deposits, certificates of deposit, money market funds and deposits purchased, and short term investments with a maturity of three months or less to be cash equivalents. Marketable securities are classified as available for sale and are stated at fair market value. All unrealized gains and losses, if any, are recorded as a separate component of stockholders' equity. At January 1, 2000 and January 2, 1999 cash and cash equivalents consisted of cash balances on deposit and money market funds, and high-quality debt securities and commercial paper with a maturity of three months or less.

     Fair Value of Financial Instruments - The carrying values of cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments. The carrying amounts of the Company's bank borrowings under its lease line of credit agreement approximates fair value because the interest rates are based on floating rates identified by reference to market rates. The fair value of the Company's other long-term debt is estimated based on quoted market prices. At January 1, 2000, the fair value of the Company's long term debt approximated carrying value.

     Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consists primarily of cash equivalents and accounts receivable. The Company invests in high-quality money market instruments, securities of the U.S government, and high-quality corporate issues. Account receivables are generally unsecured and are derived from the Company's customers located around the world. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Concentration of credit risk with respect to account receivables results from a significant portion of the Company's receivables concentrated with two major customers. See Note 10 of notes to the financial statements.

     Inventories - Inventories are valued at the lower of cost or market value, with cost determined using the first-in, first-out method. At January 1, 2000 and January 2, 1999, inventories consisted of the following:

                                  1999          1998
                                    (In thousands)
          Raw materials          $1,915        $7,156
          Work in process         3,055           690
          Finished goods          2,244         1,878
                                 ------        ------
               Total             $7,214        $9,724
                                 ======        ======

     Property, Plant and Equipment - Property, plant and equipment are stated at cost and are depreciated using a straight-line method for both financial reporting and for tax purposes over their estimated useful lives (ranging from 3 to 30 years). Leasehold improvements are amortized over the life of the lease for financial reporting purposes.

     Patent Application Costs and License Rights - Patent application costs represent the expense of preparing and filing applications to patent the Company's proprietary technologies, in addition to certain patent and license rights obtained in the Company's acquisitions. Such costs are amortized over a period ranging from five to seven years, beginning on the date the patents or rights are issued or acquired. Amortization expense for fiscal 1999, 1998 and 1997, was $516,000, $453,000, and $145,000, respectively.

     Software Development Costs - Software development costs for products and certain product enhancements are capitalized subsequent to the establishment of their technological feasibility (as defined in Statement of Financial Accounting Standards No. 86) based upon the existence of working models of the products which are ready for initial customer testing. Costs incurred prior to such technological feasibility or subsequent to a product's general release to customers are expensed as incurred. During fiscal 1999, 1998 and 1997, the Company did not incur material costs subject to capitalization. Through fiscal 1996, the Company incurred and capitalized $895,000 million of costs subject to capitalization. Amortization of these costs commenced in fiscal 1995 when the related product was released to customers. Amortization expense reported for the fiscal years 1999, 1998, and 1997, were $40,000, $80,000, and $311,000, respectively. Amortization expense is based upon the ratio that current gross revenues bear to total estimated gross revenues, which was an amount greater than amortization on a straight-line method over the estimated economic life of the product from three to five years. As of January 1, 2000, all software development costs have been fully amortized.

     Long Lived Assets - Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. As a result of the divestiture of Delta V, the Company recorded a charge of $6.1 million related to the write down of goodwill and other intangibles. No other write downs were necessary for fiscal 1999, 1998 and 1997.

     Stock-Based Compensation - The Company accounts for stock options granted to employees under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as permitted by Statement of Financial Accounting Standards No. 123, ("SFAS 123") "Accounting for Stock-Based Compensation. APB 25 provides for compensation cost to be recognized over the vesting period of the options based on the difference, if any, between the fair market value of the Company's stock and the option price on the grant date. SFAS 123 requires companies that follow APB 25 to provide pro forma disclosure of the effect of applying the optional fair value method. See Note 8 of notes to the financial statements.

     Effect of New Accounting Pronouncements - In June 1998 the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards No. 133; "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). SFAS No. 133 (as amended by SFAS No. 137) requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company does not presently enter into any transactions involving derivative financial instruments and, accordingly, does not anticipate the new standard will have any effect on its financial statements for the foreseeable future.

2.   BUSINESS ACQUISITIONS

     In November 1999 the Company acquired 100% of the stock of R/H Consulting, Inc. ("R/H"). R/H was principally engaged in the research and development of laser imageable printing plates. R/H was purchased for $500,000 and 142,855 shares of the Company's common stock. The excess purchase price over book value of net assets acquired of $1.9 million has been allocated to the patents acquired. The acquisition was accounted for as a purchase and, accordingly, the results of R/H's operations subsequent to November 1999 (which are immaterial) have been included in the financial statements for fiscal 1999. The results of R/H's operations for 1999 and 1998 would not have had a material impact on the Company's results of operations for the comparable periods.

     In January 1998, the Company acquired 100% of the stock of Heath. Heath was engaged in the design and manufacture of custom printing presses. Heath was purchased for 94,865 unregistered shares of the Company's common stock. The purchase price of $2.4 million has been allocated to assets acquired and liabilities assumed based on the fair market value at the date of acquisition as follows: current assets, $2.2 million; patents, $1.8 million; long-term assets, $.2 million; other liabilities, $1.8 million. The acquisition was accounted for as a purchase and, accordingly, the results of Heath's operations have been included in the Company's financial statements for the fiscal year 1999 and 1998. The results of Heath's operations would not have had a material impact on the Company's results of operations for fiscal 1997.

     In October 1998, the Company sold certain assets of Heath for $1.0 million, which approximated book value. The Company retained all rights to Heath's patents.

3.   DISCONTINUED OPERATIONS

     During the third quarter of fiscal 1999 the Company determined to sell or otherwise discontinue the operations of its Delta V subsidiary to allow the Company to further focus its efforts on the core business of digital imaging and plate manufacturing. Located in Tucson, Arizona, Delta V was engaged in the development, manufacture, and sale of vacuum deposition coating equipment for vacuum coating applications. The Company discontinued the operations of Delta V at the end of fiscal 1999.

     As a result of the divestiture of Delta V, the Company incurred a $8.5 million loss on disposal of discontinued operations for fiscal year ended January 1, 2000. This included actual closing costs and operating losses incurred in the fourth quarter of fiscal 1999 of $2.2 million, a provision for anticipated closing costs of $1.6 million, $6.1 million related to the write off of goodwill and other intangibles assets, and a reduction in other asset values of $1.6 million. These costs were partially offset by proceeds of $3.0 million received from Minnesota Mining and Manufacturing Co. ("3M"), for the licensing of the Company's intellectual property relating to vacuum-deposited polymer mulitayer technology.

     Delta V is reported separately as a discontinued operation, and prior periods have been restated in the financial statements and related footnotes.

     Revenues and income from discontinued operations for fiscal 1999, 1998 and 1997 were as follows:

                                                    1999       1998       1997
                                                  -------    -------    -------
                                                      (amounts in thousands)

          Revenues                                $ 7,248    $10,221    $ 1,769
          Costs and expenses                        8,365     11,479      3,979
                                                  -------    -------    -------
          Loss from operations                     (1,117)    (1,258)    (2,210)
          Other income                                669        164         93
                                                  -------    -------    -------
          Net loss from discontinued operations   $  (448)   $(1,094)   $(2,117)
                                                  =======    =======    =======

     Net assets of discontinued operations at January 1, 2000 and January 2, 1999 were as follows:

                                                                       1999               1998
                                                                       ----               ----
                                                                        (amounts in thousands)

             Cash                                                   $     222          $     224
             Accounts receivable                                          700                 12
             Other current assets                                           1                968
             Accrual for anticipated closing costs                     (1,626)                --
             Other current liabilities                                 (1,114)            (2,152)
                                                                     --------            -------
             Net current liabilities of
                 discontinued  operations                            $ (1,817)         $    (948)
                                                                     ========            =======

             Land and buildings                                      $  5,295           $  5,491
             Equipment                                                     --              1,405
             Goodwill                                                      --              5,996
             Other                                                         --                535
                                                                     --------            -------
             Net non-current assets of  discontinued operations      $  5,295            $13,427
                                                                     ========            =======

4.   EARNINGS (LOSS) PER SHARE

     The following  represents  the  calculation  of basic and diluted  earnings
(loss) per share for fiscal 1999, 1998 and 1997:

                                                 1999         1998        1997
                                                 ----         ----        ----
                                           (amounts in thousands, except per share data)

   Income (loss) from continuing operations    $(30,634)    $(1,587)    $16,489
   Loss from discontinued operations             (8,982)     (1,094)     (2,117)
                                               --------     -------     -------
   Net income (loss)                           $(39,616)    $(2,681)    $14,372
                                               ========     =======     =======

   Weighted average common shares                32,336      31,986      31,300
   Outstanding - Basic

   Effect of assumed conversion
   of stock options                                --          --         1,395
                                               --------     -------     -------

   Weighted average common shares
   Outstanding - Diluted                         32,336      31,986      32,695
                                               ========     =======     =======

   Earnings (loss) per share - Basic:

   From continuing operations                  $  (0.95)    $ (0.05)    $  0.53
                                               ========     =======     =======
   From discontinued operations                $  (0.28)    $ (0.03)    $ (0.07)
                                               ========     =======     =======
   Earnings (loss) per share - Basic           $  (1.23)    $ (0.08)    $  0.46
                                               ========     =======     =======
   Earnings (loss) per share - Diluted:

   From continuing operations                  $  (0.95)    $ (0.05)    $  0.50
                                               ========     =======     =======
   From discontinued operations                $  (0.28)    $ (0.03)    $ (0.06)
                                               ========     =======     =======
   Earnings (loss) per share - Diluted         $  (1.23)    $ (0.08)    $  0.44
                                               ========     =======     =======

     On May 30, 1997, the Company's Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend during the third quarter of fiscal 1997. The split resulted in the issuance of 15,549,862 shares of common stock. All references to average number of shares outstanding and prices per share have been restated retroactively to reflect the split.

     All stock options outstanding are excluded from the fiscal 1999 and 1998 calculation of diluted loss per share, as their effect would be anti-dilutive. Options to purchase 1,111,000 shares of common stock at exercise prices ranging from $26.56 to $49.38 per share were outstanding during a portion of fiscal 1997. These options were not included in the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common shares. These options, which expire between January 2, 2001 and December 22, 2003, were all outstanding at the end of fiscal 1997.

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

     The components of the provision for income taxes for fiscal 1999, 1998 and 1997 were as follows:

                                           1999          1997            1998
                                         --------      --------        --------
                                                    (In thousands)

     Current tax expense - State         $     --      $     --        $    191

     Charge in lieu of income taxes:
     Federal                                   --            --           7,740

     State                                     --            --           1,529
                                         --------      --------        --------

     Total provision                     $     --      $     --        $  9,460
                                         ========      ========        ========

     The Company did not record a provision for United States federal or state income taxes or a charge in lieu of federal or state income taxes due to the tax losses in fiscal 1999 and 1998, prior to the deductions related to stock compensation. The charge in lieu of income taxes included in the fiscal 1997 provision for income taxes represents the tax benefit arising from stock option deductions in that year and the realization of net operating loss carryforwards resulting from such deductions for tax purposes. The tax benefit related to such stock option deductions has been recorded as additional paid in capital.

     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax assets and liabilities consisted of the following at January 1, 2000, and January 2, 1999:

                                                            1999         1998
                                                          --------     --------
                                                              (In thousands)
     Deferred tax assets:
     Net operating loss carryforwards                     $ 18,500     $ 13,300
     Tax credits                                             3,600        2,200
     Warranty provisions, litigation and otheraccruals      11,400        3,000
                                                          --------     --------
     Gross deferred tax assets                              33,500       18,500
                                                          --------     --------

     Deferred tax liabilities:
     Amortizable and depreciable assets                        400          650
     Accumulated depreciation and amortization               5,100        5,000
                                                          --------     --------
     Gross deferred tax liabilities                          5,500        5,650
                                                          --------     --------

                                                            28,000       12,850

     Less valuation allowance                              (27,950)     (12,800)
                                                          --------     --------
     Deferred tax asset - net                             $     50     $     50
                                                          ========     ========

     The $50,000 deferred tax asset was included in other current assets at January 1, 2000 and January 2, 1999. The valuation allowance increased $15.2 million and $1.1 million in fiscal 1999 and 1998, respectively.

     The difference between income taxes at the United States federal income tax rate and the effective income tax rate was as follows for fiscal 1999, 1998 and 1997:

                                              1999        1998        1997
                                              ----        ----        ----

     Computed at federal statutory rate       (34)%       (34)%        35%
     State tax, net of federal benefit          -%          -%          4%
     Increase in valuation allowance           34%         34%          1%
                                              ---         ---          ---
     Effective rate, net                        0%          0%         40%
                                              ===         ===          ===

     As of January 1, 2000, the Company had net operating loss carryforwards totaling approximately $53.0 million of which $38.0 million resulted from compensation deductions for tax purposes relative to stock option plans and $15.0 million resulted from operating losses. To the extent net operating losses resulting from stock option plan compensation deductions become realizable, the benefit will be credited directly to additional paid in capital. The amount of the net operating loss carryforwards that may be utilized to offset future taxable income, when earned, may be subject to certain limitations, based upon changes in the ownership of the Company's common stock. The following is a breakdown of the net operating losses and their expiration dates:

                                               Amount of Remaining
                                                    Net Operating
               Expiration date                   Loss Carryforwards
               ---------------                   ------------------
                                                  (in thousands)

                    2005                             $ 2,240
                    2006                               5,020
                    2008                                  50
                    2009                                 500
                    2010                               9,570
                    2011                              14,850
                    2012                               4,410
                    2013                               1,080
                    2014                              15,230

     In addition, the Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) of approximately $3.6 million which are available to offset future income tax liabilities when incurred.

6.   PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment, at cost consisted of the following at January 1, 2000 and January 2,1999:

                                                 1999           1998
                                               --------       --------
                                                    (in thousands)
     Land and improvements                     $  1,115       $  1,489
     Buildings and leasehold improvements        15,611         14,304
     Production equipment and other              34,452         31,291
     Construction in progress                     8,341          1,167
                                               --------       --------
                                                 59,519         48,251
          Less accumulated depreciation         (13,824)        (8,754)
                                               --------       --------
                                               $ 45,695       $ 39,497
                                               ========       ========

     The Company's construction in progress includes $6.8 million for additional plate manufacturing equipment that is expected to reduce the cost of manufacturing the Company's proprietary digital media and consumable products, $885,000 for additional equipment that will enhance the Company's development capabilities, and other test equipment of $656,000. The Company anticipates completion of its current equipment construction in progress in the first half of 2000, with an estimated cost to complete of approximately $1.7 million.

7.   LONG-TERM DEBT

     Long-term debt consisted of the following at January 1, 2000 and January 2, 1999:

                                       1999                      1998
                                       ----                      ----
                                                (in thousands)
     Mortgage term loan              $ 5,925                   $ 6,444
     Lease line of credit              3,929                       -
                                     -------                   -------
                                       9,854                     6,444
     Less current portion             (1,024)                     (522)
                                     -------                   -------
                                     $ 8,830                   $ 5,922
                                     =======                   =======

     In September 1999, the Company borrowed $4.0 million against a $10.0 million lease line of credit facility from Keybank National Association. Borrowings are secured by equipment valued at $5.2 million. The loan bears a variable rate of interest based upon the prime rate, currently 7.25%, with a fixed rate conversion provision. Principle and interest on the lease line of credit facility are payable in 84 monthly installments beginning October 31, 1999. The commitment for the balance of $6.0 million available under the lease line of credit is scheduled to expire on April 30, 2000.

     The Company's credit facilities with Citizens Bank New Hampshire ("Citizens"), include a ten-year mortgage term loan and a revolving line of credit loan. The mortgage term loan in the amount of $6.9 million, is secured by land and buildings with a cost of approximately $17.0 million. The loan bears a fixed rate of interest of 7.12% per year during the first five years and a variable rate of interest at the LIBOR rate plus 2%, (7.82% at January 1, 2000) for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments shall be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued and unpaid interest is due and payable on February 6, 2008.

     The revolving line of credit loan, under which the Company may borrow $10.0 million, is secured by substantially all of the Company's assets. Interest on the line of credit is payable at the LIBOR rate plus 1.50% (7.32% at January 1, 2000). The loan agreement terminates on July 31, 2000, at which date, the entire principal and accrued interest is due and payable. The Company currently has $10.0 million available under the line of credit loan agreement.

     As of January 1, 2000, aggregate debt maturities for Long-Term Debt were as follows:

                                             (in thousands)
                2000                             $1,024
                2001                              1,107
                2002                              1,190
                2003                              1,278
                2004                              1,373

     Under the terms of the mortgage term loan, the lease line of credit and the revolving line of credit agreements, the Company is required to meet certain financial covenants on a quarterly and annual basis. At January 1, 2000, the Company was in compliance with all debt covenants.

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

     Stock Option Plans - As of January 1, 2000 the Company had four stock option plans in effect. The 1991 Stock Option Plan (the "1991 Plan"), the 1994 Stock Option Plan (the "1994 Plan"), the 1997 Interim Stock Option Plan (the "1997 Plan") and the 1998 Stock Incentive Plan (the "1998 Plan"). The 1988 Stock Option Plan (the "1988 Plan") expired on August 21, 1998. No future grants will be issued under this plan, however 18,743 shares remain outstanding and will expire according to the specified expiration terms under the individual grants.

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

     The following table summarizes information about stock options outstanding at January 1, 2000:


                                            OPTIONS OUTSTANDING                                              OPTIONS EXERCISABLE

                            Outstanding       Weighted-Average                                Exercisable as
         Range of              as of             Remaining           Weighted-Average              of           Weighted-Average
     Exercise Prices           1/1/00        Contractual Years        Exercise Price             1/1/00         Exercise Price
     ---------------           ------        -----------------        --------------             ------         --------------
$2.85  - $ 7.19               563,850               9.4                    $6.84                   1,300              $ 4.85

$7.20  - $ 7.89               867,338               5.5                    $7.72                 706,338              $ 7.76

$7.90  - $13.74               618,915               6.2                    $9.72                 403,415              $ 9.99

$13.75                        887,200               8.2                   $13.75                 491,025             $ 13.75

$13.76 - $22.00               146,500               6.2                   $14.36                  57,000             $ 14.67
                            ---------                                                          ---------
                            3,083,803               7.1                   $10.01               1,659,078             $ 10.31
                            =========                                                          =========


     Information concerning all stock option activity under the 1988, 1991, 1994, 1997, 1998 and the Director Plans for the fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998 is summarized as follows:


                                                                                          Weighted
                                    Option                    Option Price            Average Price
                                    Shares                      Per Share               Per Share
                                  ---------                   ------------            -------------
Outstanding at
December 28, 1996                 3,593,332                  $  2.85 - $49.62             $12.92


Granted                             604,600                  $ 22.00 - $49.38             $29.70
Exercised                        (1,082,002)                 $  2.85 - $35.00             $ 4.50
Cancelled/Expired                   (83,250)                 $  7.90 - $44.75             $35.91
                                  ---------

Outstanding at
January 3, 1998                   3,032,680                  $  2.85 - $49.62             $18.64

Granted                           1,503,000                  $  7.19 - $25.00             $13.40
Exercised                          (314,844)                 $  2.85 - $10.94             $ 5.51
Cancelled/Expired                (1,719,800)                 $  4.85 - $49.63             $26.96
                                  ---------

Outstanding at
January 2, 1999                   2,501,036                  $  3.55 - $44.75             $11.43

Granted                             817,000                  $  5.88 - $15.88             $ 7.16
Exercised                           (96,533)                 $  3.55 - $13.75             $ 6.30
Cancelled/Expired                  (137,700)                 $  5.50 - $44.75             $21.48
                                  ---------

Outstanding at
January 1, 2000                   3,083,803                  $  4.85 - $16.81             $10.01
                                  =========

     The incentive and nonqualified stock options summarized in the previous table were granted under various vesting schedules ranging from immediate to five years, with termination dates ranging from five to ten years from dates of grant and may be subject to earlier termination as provided in the plans.

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

     In September 1999, the Company extended the expiration dates to ten years for all eligible stock options originally granted with expiration dates of six years. As the market value on the date of extension was less than the exercise price of the options, no compensation expense was recorded. The grants were treated as newly issued for purposes of the pro forma disclosure of net loss and loss per share indicated in the table below.

     The proceeds to the Company from stock options exercised during fiscal years 1999, 1998 and 1997, totaled $608,000, $1.7 million, and $4.9 million, respectively.

     Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", requires the Company to provide pro forma disclosure of net income and earnings per share as if the optional fair value method had been applied to determine compensation costs for the Company's Stock Option plans. The Company has used the Black-Scholes option-pricing model to estimate the fair value of $9.25, $7.22, and $13.21, respectively, for each stock option issued in fiscal 1999, 1998, and 1997 using he following weighted average assumptions: a risk-free interest rate of 6.13%, 5.11%, and 5.62%; an expected option life of 6.68 years, 4.09 years, and 4.65 years; expected volatility of 79.6%, 72.92%, and 65.84%; and no dividends paid.

     Accordingly, the Company's net income (loss) and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

                                   1999             1998           1997
                                 --------         -------        -------
                                  (In thousands, except per share data)

Net income (loss)
   As reported                   $(39,616)        $(2,681)       $14,372
   Pro forma                     $(60,981)        $(9,036)       $ 8,772

Earnings (loss)
per share - Basic
   As reported                   $  (1.23)        $  (.08)        $  .46
   Pro forma                     $  (1.89)        $  (.28)        $  .28

Earnings (loss)
per share - Diluted
   As reported                   $  (1.23)        $  (.08)        $  .44
   Pro forma                     $  (1.89)        $  (.28)        $  .27

     The above pro forma's net income (loss) and net income (loss) per share do not recognize the related tax benefits in fiscal 1997 of $2.0 million, as these deferred tax assets would be fully offset by a valuation allowance. There was no related tax benefit for fiscal 1999 or 1998.

     In November 1999, the Company issued 142,855 shares of its common stock at $9.875 to acquire the net assets of R/H for an aggregate cost of $1.4 million, plus $500,000 paid to certain of its officers.

9.   RELATED PARTIES

     During fiscal 1999, 1998, and 1997, the Company recorded sales of equipment and consumables to Pitman Company ("Pitman") of $15.5 million, $13.7 million and $7.6 million, respectively. At January 1, 2000 and January 2, 1999, the Company had accounts receivable from Pitman of $2.4 million and $3.8 million, respectively. John Dreyer, who has been a director of the Company since February 1996, is Pitman's President and Chief Executive Officer.

     On February 28, 1998, the Company made a loan to Robert E. Verrando in the amount of $200,000 at an interest rate of 8% per annum, with the principal and accrued interest payable on demand. At January 1, 2000 and January 2, 1999, $185,000 and $213,000, respectively was due to the Company. Mr. Verrando was the President and Chief Operating Officer of the Company from February 1996 to January 1999 when he retired from these positions. He was appointed Secretary of the Company in September 1998. He also remains a director on the Company's Board of Directors, and a consultant to the Company.

     The Company paid Robert Howard, the Company's Chairman Emeritus for consulting services provided to the Company. In each of the fiscal years 1999 and 1998 the Company paid $133,000, and in fiscal 1997 the Company paid $145,000. The Company had a payable to Mr. Howard of $12,000 for consulting services at January 1, 2000 and January 2, 1999. In fiscal 1998 and 1997 the Company subleased certain of its office facilities as a tenant-at-will from Mr. Howard. Payments totaled $38,000 for fiscal 1998 and $36,000 for fiscal 1997.

10. MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

     The geographic information included in the following table for fiscal 1999, 1998 and 1997 attributes revenues to the geographic locations based on the location of the Company's customer.

                                        1999        1998           1997
                                      -------      -------       -------
                                               (in thousands)

          Geographic Revenues:

             United States            $20,636      $23,243       $ 9,679

             Germany                   14,100       40,824        70,726

             Japan                      8,106        4,912         1,438

             All Other                 12,122        5,186         7,950
                                      -------      -------       -------
                                      $54,964      $74,165       $89,793
                                      =======      =======       =======

     Revenues generated under the Company's agreements with Heidelberg and its distributors totaled $21.6 million, $42.1 million, and $73.7 million for fiscal 1999, 1998, and 1997, respectively. Accounts receivable from Heidelberg totaled $6.5 million and $12.4 million, respectively, at January 1, 2000, and January 2, 1999. Revenues generated under the Company's agreements with Pitman totaled
$15.5 million, $13.7 million and $7.6 million for fiscal 1999, 1998 and 1997, respectively. Accounts receivable from Pitman totaled $2.4 million and $3.8 million, respectively, at January 1, 2000 and January 2, 1999. No other customer represented more than ten percent of the Company's revenues in fiscal 1999, 1998, and 1997.

11.  COMMITMENTS AND CONTINGENCIES

     The Company leases a number of its facilities under non-cancelable operating leases, many of which contain renewal options. The agreements generally require minimum monthly rents, adjusted annually, plus a pro rata share of real estate taxes and certain other expenses. Total rental expenses as a result of these agreements were $449,000 $513,000, and $542,000 for fiscal 1999, 1998, and 1997, respectively. As of January 1, 2000, future minimum lease payments under these agreements were as follows:

                     2000                 $300,000
                     2001                   93,000
                     2002                    4,000
                                          --------
                     Total                $397,000
                                          ========

     The Company has employment agreements with two key executive officers. The agreements provide for minimum salary levels, subject to periodic review by the Company's Board of Directors. The employment agreements also contain certain change in control provisions, as defined, which entitle each executive to receive up to three times his five-year average annual compensation. The Company's maximum contingent liability under such agreements as of January 1, 2000 would be $1.3 million.

12.  HEIDELBERG AGREEMENTS

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

     The Heidelberg Agreements expire in December 2011 subject to certain early termination and extension provisions. Under these agreements, Heidelberg agreed to pay royalties to the Company based on the net sales prices of various specified types of Heidelberg presses on which the Company's PEARL Direct Imaging technology would be used. Pursuant to the Heidelberg Agreements, Heidelberg has been provided with certain exclusive rights for use of the PEARL Direct Imaging technology for the Quickmaster DI format size. The Master Agreement has also been modified to provide Heidelberg with a fixed royalty rate for the Company's PEARL Direct Imaging systems used in the Quickmaster DI.

     In fiscal 1998 and 1999, the Company materially reduced production levels of direct imaging systems used in the Quickmaster DI press, based on requirements from Heidelberg. The Company received orders in fiscal 1999 from Heidelberg in connection with its direct imaging systems used in the Quickmaster DI. Based on the delivery schedule for these orders, the Company resumed production with initial low level shipments of its direct imaging systems late in the third quarter of fiscal 1999. The Company expects to continue shipments through the end of fiscal 2000. Additionally, the Company believes production levels through the end of fiscal 2000 will increase in line with the actual rate of Quickmaster DI's made by Heidelberg.

13.  OTHER INFORMATION

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

     The Company has entered into an agreement with the plaintiffs to settle the class action lawsuit, and has executed a memorandum of understanding with respect to settlement of the derivative law suits. Under the terms of the class action settlement, $22.0 million, in the form of shares of the Company's common stock, will be paid to the class, with the number of shares to be issued determined by a formula valuing the stock at different time periods. The Company has reserved the right to pay the settlement in cash at the time the settlement becomes effective. In the memorandum of understanding in the derivative litigation, the Company has agreed to certain therapeutic improvements to its internal policies, some of which have already been instituted, including Company policies on insider trading, the functioning and membership of its audit committee, and the policies pertaining to corporate communications. The settlement of both the class action and derivative actions require final approval of the United States District Court. The Company has recorded a charge of $23.2 million in the fourth quarter of fiscal 1999 related to the settlement. See Note 14 of notes to financial statements.

     In August 1999 Creo Products, Inc., ("Creo"), filed an action in the United States District Court for the District of Delaware against the Company asserting that Creo has a "reasonable apprehension that it will be sued by Presstek for infringement" of two of the Company's patents and seeking a declaration that Creo's products "do not and will not infringe any valid and enforceable claims" of the patents in question. In September 1999, the Company filed a counterclaim against Creo for patent infringement. The Company claims that Creo has infringed two direct imaging patents owned by the Company which were recently the subject of re-examination by the U.S. Patent and Trademark Office.

     The Company intends to vigorously enforce its patent rights.

     The Company is involved in other litigation arising out of the ordinary course of business. Management believes that these matters will not have a material adverse effect on the accompanying financial statements.

14.  FOURTH QUARTER ADJUSTMENTS

     On March 24, 2000, subject to approval by the court, the Company reached a settlement with the plaintiffs in the class actions, filed in 1996 on behalf of the Company's shareholders against the Company and certain other defendants, including but not limited to certain of the Company's officers and directors. These actions were consolidated in the United States District Court, District of New Hampshire. The Company has also reached a settlement with the plaintiffs in the related derivative suits filed on behalf of the Company in the Chancery Court of the State of Delaware and in the United States District Court, District of New Hampshire. Under the terms of the settlement, the Company will issue common stock in the amount of $22.9 million. The Company has recorded a charge of $23.2 million in the fourth quarter of fiscal 1999 related to the settlement, which includes the $22.9 million settlement and related administrative costs in the amount of $250,000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PRESSTEK, INC.

Dated: March 31, 2000                   By:  /S/ Robert W. Hallman
                                             ----------------------------
                                             Robert W. Hallman
                                             Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                                   Title                        Date
     ---------                                   -----                        ----
/s/ Richard A. Williams             Chairman of the Board, and           March 31, 2000
------------------------            Chief Scientific Officer
Richard A. Williams

/s/ Robert W. Hallman               Chief Executive Officer,             March 31, 2000
------------------------            President, and Director
Robert W. Hallman                   (Principal Executive Officer)

/s/ Robert Howard                   Director                             March 31, 2000
------------------------
Robert Howard

/s/ Dr. Lawrence Howard             Director                             March 31, 2000
------------------------
Dr. Lawrence Howard

/s/ Robert E. Verrando              Director                             March 31, 2000
------------------------
Robert E. Verrando

/s/ Harold N. Sparks                Director                             March 31, 2000
------------------------
Harold N. Sparks

/s/ John W. Dreyer                  Director                             March 31, 2000
------------------------
John W. Dreyer
------------------------

/s/ John B. Evans                   Director                             March 31, 2000
------------------------
John B. Evan

/s/ Edward J. Marino                Director                             March 31, 2000
------------------------
Edward J. Marino

/s/ Daniel S. Ebenstein             Director                             March 31, 2000
------------------------
Daniel S. Ebenstein

/s/ Neil Rossen                     Chief Financial Officer              March 31, 2000
------------------------            (Principal Financial and
Neil Rossen                         Accounting Officer)

                                 PRESSTEK, INC.

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                                         Charges
                                        Balance at       Charged to      Charged to        Add            Balance at
Fiscal                                 Beginning of      Costs and    Other Account      (Deduct)           End of
 Year              Description          Fiscal Year      Expenses        Describe        Describe         Fiscal Year
 ----              -----------          -----------      --------        --------        --------         -----------
 1997     Allowance for losses on
            accounts receivable            $  184          $1,074         $   --         $  (317) (1)       $  941
                                           ======          ======         ======         =======            ======
          Warranty reserve                    486           1,114             --            (717) (2)          883
                                           ======          ======         ======         =======            ======

 1998     Allowance for losses on
            accounts receivable            $  941          $5,006         $  169(3)      $(3,580) (1)       $2,536
                                           ======          ======         ======         =======            ======
          Warranty reserve                    883             679             --            (632) (2)          930
                                           ======          ======         ======         =======            ======

 1999     Allowance for losses on
            accounts receivable            $2,536          $2,240         $   --         $(1,474) (1)       $3,302
                                           ======          ======         ======         =======            ======
           Warranty reserve                   930             290             --            (263) (2)          957
                                           ======          ======         ======         =======            ======

(1)  Allowance for losses

(2)  Warranty expenditures

(3)  Heath Custom Press, Inc. Acquisition