Form 10-Q
period 2000-04-01
PRESSTEK INC /DE/
filed 2000-05-16
CIK 846876

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      April 1, 2000

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACTOF 1934

For the transition period from                           to
                               -------------------------   ---------------------

         Commission file number 0-17541

                                 PRESSTEK, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                           02-0415170
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

9 Commercial Street, Hudson, New Hampshire                   03051-3907
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code  (603) 595-7000


Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 10, 2000, there were 32,592,913 shares outstanding of the Registrant's common stock, $.01 par value per share.

                                 PRESSTEK, INC.
                                      INDEX

                                                                            PAGE

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Balance Sheets as of April 1, 2000 (unaudited)
         and January 1, 2000                                                  3

         Statements of Operations for the three months ended
         April 1, 2000 and April 3, 1999 (unaudited)                          4

         Statements of Cash Flows for the three months ended
         April 1, 2000 and April 3, 1999 (unaudited)                          5

         Notes to Financial Statements (unaudited)                            6

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        12

Item 3   Quantitative and Qualitative Disclosures
         About Market Risk                                                    17

PART II  OTHER INFORMATION                                                    18

Item 1   Legal Proceedings

Item 6   Exhibits and Reports on Form 8-K

Signatures                                                                    19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                 PRESSTEK, INC.
                                 BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                       April 1,              January 1,
                                                                                        2000                   2000
                                                                                        ----                   ----
                                                                                     (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                             $ 14,986              $ 18,653
  Accounts receivable, net of allowance for losses
    of $3,037 and $3,302 in fiscal 2000 and 1999, respectively                            13,650                11,645
  Inventories                                                                              8,741                 7,214
  Other current assets                                                                     1,240                   859
                                                                                        --------              --------
        Total current assets                                                              38,617                38,371
                                                                                        --------              --------

PROPERTY, PLANT AND EQUIPMENT, NET                                                        45,946                45,695
                                                                                        --------              --------

OTHER ASSETS:
  Patent application costs and license rights, net                                         5,152                 5,126
  Other                                                                                      109                   146
  Net non-current assets of discontinued operations                                        5,295                 5,295
                                                                                        --------              --------
        Total other assets                                                                10,556                10,567
                                                                                        --------              --------

           TOTAL                                                                        $ 95,119              $ 94,633
                                                                                        ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                                     $  1,044              $  1,024
  Accounts payable and accrued expenses                                                    8,298                 8,888
  Accrued salaries and employee benefits                                                   1,703                 1,269
  Net current liabilities of discontinued operations                                       1,455                 1,817
                                                                                        --------              --------
        Total current liabilities                                                         12,500                12,998
                                                                                        --------              --------

LONG-TERM DEBT, NET OF CURRENT PORTION                                                     8,560                 8,830
                                                                                        --------              --------

OTHER LONG-TERM LIABILITIES                                                               22,950                22,950
                                                                                        --------              --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
    1,000,000 shares; no shares issued or outstanding                                        -                     -
  Common stock, $.01 par value; authorized 75,000,000 shares;
    issued and outstanding 32,592,913 shares at April 1, 2000;
    32,515,651 shares at January 1, 2000                                                     326                   325
  Additional paid-in capital                                                              70,174                69,312
  Retained deficit                                                                       (19,391)              (19,782)
                                                                                        --------              --------
        Stockholders' equity                                                              51,109                49,855
                                                                                        --------              --------
           TOTAL                                                                        $ 95,119              $ 94,633
                                                                                        ========              ========


                        See notes to financial statements

                                 PRESSTEK, INC.
                            STATEMENTS OF OPERATIONS
                           For the three months ended
                      (In thousands, except per share data)
                                   (unaudited)

                                                                                       April 1,                 April 3,
                                                                                         2000                     1999
                                                                                         ----                     ----
REVENUES:
  Product sales                                                                       $ 17,107                  $  9,827
  Royalties and fees from licensees                                                      1,928                     1,709
                                                                                      --------                  --------
        Total revenues                                                                  19,035                    11,536
                                                                                      --------                  --------

COSTS AND EXPENSES:
  Cost of products sold                                                                 10,658                     8,055
  Research and product development                                                       4,559                     3,844
  Sales and marketing                                                                    1,665                     1,296
  General and administrative                                                             1,861                     1,686
                                                                                      --------                  --------
        Total costs and expenses                                                        18,743                    14,881
                                                                                      --------                  --------
INCOME (LOSS) FROM OPERATIONS                                                              292                    (3,345)
                                                                                      --------                  --------

OTHER INCOME:
  Dividend and interest, net                                                                99                       168
  Other, net                                                                                                          80
                                                                                      --------                  --------
        Total other income, net                                                             99                       248
                                                                                      --------                  --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                                                      391                    (3,097)
PROVISION FOR INCOME TAXES                                                                 --
                                                                                      --------                  --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                                   391                    (3,097)
                                                                                      --------                  --------

INCOME FROM DISCONTINUED OPERATIONS                                                         --                        13
                                                                                      --------                  --------

NET INCOME (LOSS)                                                                     $    391                  $ (3,084)
                                                                                      ========                  ========

EARNINGS (LOSS) PER SHARE - BASIC:
  From continuing operations                                                          $   0.01                  $  (0.10)
                                                                                      ========                  =========
  From discontinued operations                                                        $   0.00                  $   0.00
                                                                                      ========                  =========
EARNINGS (LOSS) PER SHARE - BASIC                                                     $   0.01                  $  (0.10)
                                                                                      ========                  =========

EARNINGS (LOSS) PER SHARE - DILUTED:
  From continuing operations                                                          $   0.01                  $  (0.10)
                                                                                      ========                  =========
  From discontinued operations                                                        $   0.00                  $   0.00
                                                                                      ========                  =========
EARNINGS (LOSS) PER SHARE - DILUTED                                                   $   0.01                  $  (0.10)
                                                                                      ========                  =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC                                      32,561                    32,298
                                                                                      ========                  ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED                                    34,195                    32,298
                                                                                      ========                  ========

                        See notes to financial statements

                                 PRESSTEK, INC.
                            STATEMENTS OF CASH FLOWS
                           For the three months ended
                                 (In thousands)
                                   (unaudited)

                                                                                       April 1,           April 3,
                                                                                        2000               1999
                                                                                        ----               ----
CASH FLOWS - OPERATING ACTIVITIES:
  Income (loss) from continuing operations                                            $    391          $ (3,097)
  Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
      Depreciation                                                                       1,373             1,204
      Amortization                                                                         199               146
      Provision for warranty and other costs                                               188                43
      Provision for losses on accounts receivable                                          300               480
      Other, net                                                                            34                 5
  Changes in operating assets and liabilities, net of effects from acquisitions:
      Decrease (increase) in accounts receivable                                        (2,305)            9,499
      Decrease (increase) in inventories                                                (1,527)              354
      Decrease (increase) in other current assets                                         (381)               10
      Decrease in accounts payable and accrued expenses                                   (747)           (1,053)
      Increase in accrued salaries and employee benefits                                   435               320
                                                                                      --------          --------
       Net cash provided by (used in) operating activities of continuing                (2,040)            7,911
        operations
       Net cash used in operating activities of discontinued operations                   (362)           (2,485)
                                                                                      --------          --------
       Net cash provided by (used in) operating activities                              (2,402)            5,426
                                                                                      --------          --------
CASH FLOWS - INVESTING ACTIVITIES:
      Purchases of property, plant and equipment                                        (1,626)           (2,980)
      Increase in other assets                                                            (193)              (43)
                                                                                      --------          --------
       Net cash used in investing activities of continuing operations                   (1,819)           (3,023)
       Net cash used in investing activities of discontinued operations                     --               (68)
                                                                                      --------          --------
       Net cash used in investing activities                                            (1,819)           (3,091)
                                                                                      --------          --------

CASH FLOWS - FINANCING ACTIVITIES:
      Net proceeds from sale of common stock                                               804               230
      Repayments of long-term debt                                                        (250)             (128)
                                                                                      --------          --------
       Net cash provided by financing activities                                           554               102
                                                                                      --------          --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (3,667)            2,437
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                           18,653            19,057
                                                                                      --------          --------
CASH AND CASH EQUIVALENTS END OF PERIOD                                               $ 14,986          $ 21,494
                                                                                      ========          ========

SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION
      Cash paid during the period for:
       Interest                                                                       $    266          $    114
                                                                                      ========          ========
       Income taxes                                                                   $     55          $     --
                                                                                      ========          ========

NON-CASH FINANCING ACTIVITY
     Warrants issued in exchange for consulting services                              $     59          $     --
                                                                                      ========          ========

                        See notes to financial statements

                                 PRESSTEK, INC.
                    NOTES TO FINANCIAL STATEMENTS (unaudited)
                                  APRIL 1, 2000

1.   BASIS OF PRESENTATION

     Presstek, Inc. ("Presstek" or "the Company") is a leading developer of digital imaging and printing plate technologies for the printing and graphic arts industries. Presstek's products and applications incorporate PEARL(R) and DI(R) digital imaging technologies and utilize PEARL consumables for computer-to-plate and direct-to-press applications. The Company's patented DI and PEARL thermal laser diode family of products enables its customers to produce high quality, full-color lithographic printed materials more quickly and cost efficiently.

     The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the fiscal year ended January 1, 2000. The January 1, 2000 information has been derived directly from the annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring. Operating results for the three months ended April 1, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2000.

     In November 1999 the Company acquired 100% of the stock of R/H Consulting, Inc. ("R/H"). R/H was principally engaged in the research and development of laser imageable printing plates. R/H was purchased for $500,000 and 142,855 shares of the Company's common stock. The excess purchase price over book value of net assets acquired of $1.9 million has been allocated to the patents acquired. The acquisition was accounted for as a purchase and, accordingly, the results of R/H's operations, which are not material, have been included in the financial statements for the fiscal quarter ended April 1, 2000. The results of R/H's operations for the comparable period of fiscal 1999 would not have had a material impact on the Company's results of operations.

     The divestiture of the Company's Delta V Technologies, Inc. ("Delta V") subsidiary was recorded in the quarter ended October 2, 1999, and the financial statements for all periods reflect Delta V as a discontinued operation. All of the following notes, unless otherwise indicated, refer to the continuing operations of Presstek. See Note 7 of notes to the financial statements.

     Certain accounts in the fiscal 1999 financial statements have been reclassified for comparative purposes to conform to the presentation in the April 1, 2000 financial statements.

     The Company operates and reports on a 52/53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements include the thirteen week periods ended April 1, 2000 ("the first quarter of fiscal 2000") and April 3, 1999 ("the first quarter of fiscal 1999').

2.   INVENTORIES

     Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method. Inventories consisted of the following:

                                                     April 1,   January 1,
                                                        2000        2000
                                                    ---------   --------
                                                        (In thousands)

          Raw material                              $  2,209    $  1,915
          Work in process                              3,307       3,055
          Finished goods                               3,225       2,244
                                                    --------    --------
                                                    $  8,741    $  7,214
                                                    ========    ========

3.   PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment at cost consisted of the following:

                                                    April 1,    January 1,
                                                       2000         2000
                                                    --------    --------
                                                        (In thousands)

             Land and land improvements             $  1,115    $  1,115
             Buildings and leasehold improvements     15,824      15,611
             Production equipment and other           34,579      34,452
             Construction in progress                  9,624       8,341
                                                    --------    --------
                                                      61,142      59,519
             Less accumulated depreciation           (15,196)    (13,824)
                                                    --------    --------
                                                    $ 45,946    $ 45,695
                                                    ========    ========

4.   LONG-TERM DEBT AND CREDIT FACILITIES

     Long-term debt consisted of the following:

                                                    April 1,    January 1,
                                                       2000         2000
                                                    --------    --------
                                                        (In thousands)


             Mortgage term loan                     $  5,789    $  5,925
             Lease line of credit                      3,815       3,929
                                                    --------    --------
                                                       9,604       9,854
             Less current portion                     (1,044)     (1,024)
                                                    --------    --------
                                                    $  8,560    $  8,830
                                                    ========    ========








     In September 1999, the Company borrowed $4.0 million against a $10.0 million lease line of credit facility from Keybank National Association. Borrowings are secured by equipment valued at $5.2 million. The loan bears a variable rate of interest based upon the prime rate, currently 7.25%, with a fixed rate conversion provision. Principal and interest on the lease line of credit facility are payable in 84 monthly installments beginning October 31, 1999. The commitment for the balance of $6.0 million available under the lease line of credit is scheduled to expire on May 31, 2000.

     The Company's credit facilities with Citizens Bank New Hampshire include a ten-year mortgage term loan and a revolving line of credit loan. The mortgage term loan, in the amount of $6.9 million, is secured by land and buildings with a cost of approximately $17.0 million. The loan bears a fixed rate of interest of 7.12% per year during the first five years and a variable rate of interest at the LIBOR rate plus 2%, (8.13% at April 1, 2000) for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments will be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued and unpaid interest is due and payable on February 6, 2008.

     The revolving line of credit loan, under which the Company may borrow $10.0 million, is secured by substantially all of the Company's assets. Interest on the line of credit is payable at the LIBOR rate plus 1.50% (7.63% at April 1, 2000). The loan agreement terminates on July 31, 2000, at which date, the entire principal and accrued interest is due and payable. The Company currently has $10.0 million available under the line of credit loan agreement.

     Under the terms of the mortgage term loan, the lease line of credit and the revolving line of credit agreements, the Company is required to meet certain financial covenants on a quarterly and annual basis. At April 1, 2000 the Company was in compliance with all financial covenants.

5.   EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all diluted potential common shares that were outstanding during the period. Diluted potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants.

     The following  represents  the  calculation  of basic and diluted  earnings
(loss) per share for the three months ended:

                                                                               April 1,               April 3,
                                                                                 2000                   1999
                                                                                 ----                   ----
                                                                           (In thousands, except per share data)
    Income (loss) from continuing operations                                  $    391                $(3,097)
    Income from discontinued operations                                             --                     13
                                                                              --------                -------
    Net income (loss)                                                         $    391                $(3,084)
                                                                              ========                =======

    Weighted average common shares outstanding - Basic                          32,561                 32,298
    Effect of assumed conversion of stock options and warrants                   1,634                     --
                                                                              --------                -------
    Weighted average common shares outstanding - Diluted                        34,195                 32,298
                                                                              ========                =======

    Earnings (loss) per share - Basic:
       From continuing operations                                             $   0.01                $ (0.10)
                                                                              ========                =======
       From discontinued operations                                           $   0.00                $  0.00
                                                                              ========                =======
    Earnings (loss) per share - Basic                                         $   0.01                $ (0.10)
                                                                              ========                =======

    Earnings (loss) per share - Diluted:
       From continuing operations                                             $   0.01                $ (0.10)
                                                                              ========                =======
       From discontinued operations                                           $   0.00                $  0.00
                                                                              ========                =======
    Earnings (loss) per share - Diluted                                       $   0.01                $ (0.10)
                                                                              ========                =======

     Options to purchase 3,250 shares of common stock at an exercise price of $26.94 per share were outstanding during a portion of the first quarter of fiscal 2000, but were not included in the computation of diluted earnings per share, as the exercise price of the options was greater than the average market price of the common shares. These options, which expire on March 27, 2010 were all outstanding at April 1, 2000. All stock options outstanding for the first quarter of fiscal 1999 are excluded from the calculation of diluted loss per share, as their effect would be antidilutive.

6.   INCOME TAXES

     The Company did not record a provision for United States federal or state income taxes or a charge in lieu of United States federal or state income taxes due to the tax losses for the three months ended April 1, 2000 and April 3, 1999, prior to the deductions related to stock compensation.

7.   DISCONTINUED OPERATIONS

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

     Revenues and income from discontinued operations for the fiscal quarter ended April 3, 1999 were as follows:

                                                                        1999
                                                                        ----
                                                                  (In thousands)

          Revenues                                                   $  3,308
          Costs and expenses                                            3,300
                                                                     --------
          Income from operations                                            8
          Other income                                                      5
                                                                     --------
           Net income from discontinued operations                   $     13
                                                                     ========

         Net assets of discontinued operations were as follows:

                                                                       April 1,          January 1,
                                                                          2000                2000
                                                                          ----                ----
                                                                              (In thousands)

          Cash                                                       $     222             $    222
          Accounts receivable                                              700                  700
          Other current assets                                               1                    1
          Accrual for anticipated closing costs                         (1,226)              (1,626)
          Other current liabilities                                     (1,152)              (1,114)
                                                                     ---------               ------
          Net current liabilities of discontinued operations         $  (1,455)            $ (1,817)
                                                                     =========              =======

          Land and buildings                                         $   5,295             $  5,295
                                                                     ---------              -------
            Net non-current assets of discontinued operations        $   5,295             $  5,295
                                                                     =========              =======

8.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is comprised of net income (loss) and all changes in stockholder's equity except those due to investments by owners and distributions to owners, which for the Company includes unrealized gains (losses) on marketable securities. For the fiscal quarters ended April 1, 2000 and April 3, 1999 there was no significant difference between net income (loss) and comprehensive income (loss).

9.   SEGMENT INFORMATION

     In the Company's Form 10-K for the fiscal year ended January 2, 1999, two segments were reported, the Digital Imaging Products segment, and Delta V. As a result of the decision to discontinue the operations of its Delta V subsidiary in the third quarter of fiscal 1999, the Company's continuing operations are now reportable as a single business segment.

     Revenues generated under the Company's agreements with Heidelberg and its distributors for the first quarter of fiscal 2000 were $10.8 million, an increase of $5.8 million or 116% from the comparable period of fiscal 1999. Revenues from Heidelberg represented 57% and 44% of total revenues for the first three months of fiscal 2000 and 1999, respectively.

10.  OTHER INFORMATION

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

     Presstek intends to vigorously enforce its patent right.

     In February, 2000 a complaint was filed by PPG, Inc. against Delta V in the United States District Court for the Western District of Pennsylvania alleging Delta V sold to the plaintiff certain vacuum coating equipment that did not meet certain product specifications. In its amended complaint, which now includes the Company as a defendant, the plaintiff is seeking damages of approximately $7.4 million. The Company intends to vigorously defend this action.

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

Background

     Presstek, Inc. ("the Company" or "Presstek"), incorporated in Delaware, was founded in September 1987 as a development company. It was established to find a new way to produce color offset printing. Heidelberger Druckmaschinen AG ("Heidelberg"), the world's largest printing press manufacturer, and the Company established a relationship that was formalized in 1991. In 1993 the Company completed the development of its high resolution, semiconductor based laser diode imaging and thermal plate technology referred to as PEARL(R). PEARL's thermal laser imaging technology enables its customers to image various types of Presstek printing plates either off-press or on-press which may then be used to produce high-quality, full color lithographic printed materials for the printing and graphic arts industries. These printed materials typically can be produced at a lower cost than traditional competitive methods. The PEARL-based GTO-DI was introduced in late 1993, and in May of 1995, Heidelberg introduced the Quickmaster DI. The Quickmaster DI design is centered around Presstek's digital imaging and plate technology, and includes the Company's patented automatic plate changing cylinder. This unique design feeds plates from inside the cylinder, eliminating the need to manually change plates between jobs. The Company began shipment of its PEARL-based Quickmaster direct imaging systems to Heidelberg in the second quarter of 1995. The Company estimates that as of the end of fiscal 1999, there were more than 1,100 PEARL-equipped GTO-DI and Quickmaster DI presses installed utilizing the Company's proprietary consumable printing plates.

     The Company is also engaged in the development of additional PEARL and DI(R) products that incorporate its patented, proprietary, digital imaging system and process free thermal ablation printing plate technologies for both computer-to-plate and direct-to-press applications. During fiscal 1996, the Company began shipments of its PEARL platesetter, referred to as the PEARLsetter(TM). The PEARLsetter is a computer-to-plate imaging system that images both the Company's wet and dry offset plates. Also, in 1996, the Company began shipments of its direct imaging system for a larger format Adast (19" x 26") multicolor press, the Adast 705C DI series of presses. In fiscal 1998 the Company began shipments of its PEARLhdp(TM) laser imaging system. The PEARLhdp, jointly developed with Imation Corp. ("Imation"), is a digital halftone, proofing device. It can produce true halftone "dot for dot" color press proofs using the Company's computer-to-plate imaging system specially modified for this unique application. The Company has entered into a comprehensive agreement whereby Imation has been granted exclusive rights for sales, marketing and distribution of the PEARLhdp proofing system.

     The Company also has agreements with a number of other companies including Scitex Corporation Ltd., Nilpeter A/S, Werner Kammann Maschinenfabrik GmbH, Alcoa Packaging Equipment, Sakurai Graphic Systems Corp., Fuji Photo Film Co., Ltd., ("Fuji"), and Akiyama Printing Machinery Manufacturing Corporation. These agreements typically are for the use of the Company's direct imaging systems, technology licenses, and/or thermal plate materials. They include a variety of "direct-to" offset printing applications ranging from high quality label production and printing on aluminum cans to the production of normal four-color printing.

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

     In November 1999 the Company acquired 100% of the stock of R/H Consulting, Inc. ("R/H"). R/H was principally engaged in the research and development of laser imageable printing plates. R/H was purchased for $500,000 and 142,855 shares of the Company's common stock. The excess purchase price over book value of net assets acquired of $1.9 million has been allocated to the patents acquired. The acquisition was accounted for as a purchase and accordingly the results of R/H's operations have been included in the financial statements for the fiscal quarter ended April 1, 2000 and for the period subsequent to November 1999 for fiscal 1999. The results of R/H's operations for the comparable period of fiscal 1999 would not have had a material impact on the Company's results of operations.

     The Company operates and reports on a 52/53 week fiscal year, ending on the Saturday closest to December 31. Accordingly, the financial statements include the thirteen week periods ended April 1, 2000 ("the first quarter of fiscal 2000") and April 3, 1999 ("the first quarter of fiscal 1999").

     As a result of the divestiture of Delta V, the Company determined that it operates in one reportable segment, the development and manufacture of digital imaging and printing plate technologies for the printing and graphic arts industry.

Results of Operations

Revenues

     Revenues for the three months ended April 1, 2000 and April 3, 1999 consisted of product sales, royalties, fees and other reimbursements. Revenues for the first quarter of fiscal 2000 of $19.0 million increased $7.5 million or 65% as compared to revenues of $11.5 million in the first quarter of fiscal 1999.

     Product sales for the first quarter of fiscal 2000 were $17.1 million compared to $9.8 million for the first quarter of fiscal 1999, an increase of $7.3 million or 74%. The increase was primarily due to increased shipments to Heidelberg for direct imaging systems used in the Quickmaster DI, as well as an increase in sales of the Company's proprietary digital media and consumable products. The revenues generated from the sale of the Company's PEARLdry(TM) and other consumable products were $9.6 million for the first quarter of fiscal
2000, an increase of $1.4 million or 17% as compared to $8.2 million in the first quarter of fiscal 1999. These consumable product revenues included $3.6 million and $4.8 million for the first quarter of fiscal 2000 and 1999, respectively, sold under the Company's agreements with Heidelberg and its distributors.

     Royalties and fees from licensees for the first quarter of fiscal 2000 of $1.9 million increased $200,000 or 12% as compared to royalties and fees of $1.7 million for the first quarter of fiscal 1999. Royalties increased $1.9 million due to increased shipments to Heidelberg for direct imaging systems used in the Quickmaster DI. This increase was offset by a decrease of $1.7 million in engineering fees, primarily as a result of concluding the development phase of the Company's agreement with Fuji.

     Revenues generated under the Company's agreements with Heidelberg and its distributors were $10.8 million in the first quarter of fiscal 2000, an increase of $5.8 million or 116% from the first quarter of fiscal 1999 revenues of $5.0 million. Revenues from Heidelberg represented 57% and 44% of total revenues for the first quarters of fiscal 2000 and 1999, respectively.

     In fiscal 1999, the Company materially reduced production levels of direct imaging systems used in the Quickmaster DI press, based on requirements from Heidelberg. The Company received orders in fiscal 1999 from Heidelberg in connection with its direct imaging systems used in the Quickmaster DI. Based on the delivery schedule for these orders, the Company resumed production with initial low level shipments of its direct imaging systems late in the third quarter of fiscal 1999. The Company expects to continue shipments through the end of fiscal 2000. Additionally, the Company believes production levels through the end of fiscal 2000 will continue in line with the actual rate of Quickmaster DI's made by Heidelberg.

     The Company believes that revenues will increase in fiscal 2000 as compared to fiscal 1999, primarily due to the increased requirements for the direct imaging systems used in the Quickmaster, and related increases for the Company's proprietary consumables sold for the Quickmaster DI and other equipment. There can be no assurance, however, that the Company will achieve these anticipated revenue increases.

Cost of Products Sold

     Cost of products sold consists of the costs of material, labor and overhead as well as future warranty costs associated with product sales. Cost of products sold for the first quarter of fiscal 2000 were $10.7 million, an increase of $2.6 million or 32% as compared to the first quarter of fiscal 1999. The gross margin increase to 37% in the first quarter of fiscal 2000 from 17% in the first quarter of fiscal 1999 is primarily attributed to the results of economies related to increased manufacturing volumes of proprietary digital media and consumable products, and increased manufacturing volumes of the direct imaging systems sold to Heidelberg for use in the Quickmaster DI.

     The Company anticipates that the gross margin on product sales will continue at current levels through the remainder of fiscal 2000. There can be no assurance, however, that the actual gross margins will not be lower than anticipated.

Research and Product Development

         Research and product development expenses consist primarily of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct the Company's equipment and consumable product development efforts.

     Research and product development expenses were $4.6 million or 24% of revenues for the first quarter of fiscal 2000 as compared to $3.8 million or 33% of revenues for the first quarter of fiscal 1999. The increase resulted principally from increased expenditures for labor and professional services related to the Company's continued development of products incorporating its PEARL and DI technologies. Included in these development efforts were significant expenditures for the Company's digital plate media and consumable products, as well as expenditures for its next-generation ProFire(TM) integrated imaging system and other product development efforts.

     The Company expects these development expenditures to decrease slightly through the remainder of fiscal 2000 as it concludes certain development efforts related to its recently introduced ProFire integrated imaging system. There can be no assurance however, that these expenses will not be greater than currently anticipated.

Sales and Marketing

     Sales and marketing expenses consist primarily of payroll and related expenses for personnel, advertising, promotional expenses, and travel costs. Sales and marketing expenses were $1.7 million or 9% of revenues for the first quarter of fiscal 2000 as compared to $1.3 million or 11% of revenues for the first quarter of fiscal 1999. The increase resulted primarily from increased expenditures for labor and professional services and other related costs associated with the Company's attendance at trade shows and the continued expansion of its worldwide sales, distribution and technical support network.

     It is expected that these expenditures will continue to increase through fiscal 2000 as the Company continues to expand its direct sales force and customer support network for its products. The Company also expects a significant increase in the second quarter of fiscal 2000, as a result of its planned attendance at Drupa 2000 in May. There can be no assurance, however, that these expenditures will not be greater than currently anticipated.

General and Administrative

     General and administrative expenses consist primarily of payroll and related expenses for personnel and contracted professional services. General and administrative expenses for the first quarter of fiscal 2000 were $1.9 million or 10% of revenues compared to $1.7 million or 15% of revenues for the first quarter of fiscal 1999. The increase resulted primarily from increased expenditures for labor and professional services necessary to conduct the finance, information systems, and administrative functions of the Company.

     The Company anticipates that general and administrative costs for fiscal 2000 will continue at current levels, however, there can be no assurance that these expenses will not be greater than anticipated.

Other Income and Expense

     Other income was $99,000 or 1% of revenues for the first quarter of fiscal 2000 as compared to $248,000 or 2% of revenues for the first quarter of fiscal 1999. The decrease is primarily the result of a decrease in average cash balances available for investment, as well as increases in interest expense incurred as a result of the Company's lease line of credit with Keybank National Association.

Provision for Income Taxes

     The Company did not record provisions for United States federal or state income taxes or charges in lieu of United States federal or state income taxes due to the tax losses for the three months ended April 1, 2000 and April 3, 1999, prior to the deductions related to stock compensation.

Income from Continuing Operations

     As a result of the foregoing, the Company had income from continuing operations of $391,000 for the first quarter of fiscal 2000, as compared to losses from continuing operations of $3.1 million for the first quarter of fiscal 1999.

Income from Discontinued Operations

     The results of operations of Delta V are presented as discontinued operations. The Company discontinued the operations of Delta V at the end of fiscal 1999. Income from the discontinued operations of Delta V was $13,000 for the first quarter of fiscal 1999.

Liquidity and Capital Resources

     At April 1, 2000, the Company had cash and cash equivalents of $15.0 million and working capital of $26.1 million as compared to cash and cash equivalents of $18.7 million and working capital of $25.4 million at January 1, 2000.

     Cash used in operating activities of continuing operations was $2.0 million for the three months ended April 1, 2000. The cash flow resulted primarily from income from operations of $391,000, non-cash items of depreciation and amortization of $1.6 million, provisions for losses on accounts receivable of $300,000, and increases in accounts payable and accrued expenses of $312,000 offset by increases in accounts receivable and inventories of $3.8 million.

     Net cash used in investing activities of continuing operations was $1.8 million for the three months ended April 1, 2000 and consisted primarily of additions to property, plant and equipment used in the Company's business of $1.6 million. These additions included $1.2 million for additional plate manufacturing equipment which is expected to reduce the cost of manufacturing the Company's proprietary digital media and consumable products and enhance the Company's development capabilities, as well as $322,000 related to construction of the second phase of its 55 Executive Drive facility.

     Net cash provided by financing activities for the three months ended April 1, 2000 totaled $554,000 and consisted primarily of the proceeds from the issuance of common stock of $804,000, offset by payments on long-term debt of $250,000.

     In September 1999, the Company borrowed $4.0 million against a $10.0 million lease line of credit facility from Keybank National Association. Borrowings are secured by equipment valued at $5.2 million. The loan bears a variable rate of interest, currently 7.25%, based upon the prime rate, with a fixed rate conversion provision. Principal and interest on the lease line of credit facility are payable in 84 monthly installments beginning October 31, 1999. The commitment for the balance of $6.0 million available under the lease line of credit is scheduled to expire on May 31, 2000.

     The Company's credit facilities with Citizens Bank New Hampshire, include a ten-year mortgage term loan and a revolving line of credit loan. The mortgage term loan, in the amount of $6.9 million, is secured by land and buildings with a cost of approximately $17.0 million. The loan bears a fixed rate of interest of 7.12% per year during the first five years and a variable rate of interest at the LIBOR rate plus 2%, (8.13% at April 1, 2000) for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments will be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued and unpaid interest is due and payable on February 6, 2008.

     The revolving line of credit loan, under which the Company may borrow $10.0 million, is secured by substantially all of the Company's assets. Interest on the line of credit is payable at the LIBOR rate plus 1.50% (7.63% at April 1, 2000). The loan agreement terminates on July 31, 2000, at which date, the entire principal and accrued interest is due and payable. The Company currently has $10.0 million available under the line of credit loan agreement.

     Under the terms of the mortgage term loan, the lease line of credit and the revolving line of credit agreements, the Company is required to meet certain financial covenants on a quarterly and annual basis. At April 1, 2000, the Company was in compliance with all financial covenants.

     The Company has approved expenditures for fiscal 2000 of $5.0 million for the second phase of its facility at 55 Executive Drive. The Company will initially fund the construction with existing funds and cash flow from operations. This additional facility will include the Company's corporate offices, sales and marketing operations, as well as additional manufacturing facilities, and is expected to be completed in October 2000. Through the first quarter of fiscal 2000 the Company had expended approximately $322,000 for this construction.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to market risk from changes in interest rates primarily as a result of its borrowing and investing activities. The Company does not enter into interest rate swap agreements or other speculative or leverage transactions. The Company currently has no material exposure to interest rate fluctuations on its short-term investments or variable rate debt instruments.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     See Part I - Item 3 of the Company's Form 10-K for the fiscal year ended January 1, 2000 and Note 10 of Notes to the Financial Statements of this Form 10Q for a description of certain legal proceedings pending against the Company and certain of its officers and directors.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibit 27 Financial Data Schedule (for SEC use only)

          27.1 Financial Data Schedule for the three month period ended April 1, 2000

          27.2 Financial Data Schedule for the three month period ended April 3, 1999

     (b) No reports on Form 8-K were filed for the quarter for which this report is filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 16, 2000


                                             PRESSTEK, INC.
                                             (Registrant)



                                             By: /s/ Robert W. Hallman
                                                 -------------------------
                                                 Robert W. Hallman
                                                 Chief Executive Officer
                                                 (Duly Authorized Officer)



                                             By: /s/ Neil Rossen
                                                 ------------------------
                                                 Neil Rossen
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)