Form 10-Q
period 2000-07-01
PRESSTEK INC /DE/
filed 2000-08-15
CIK 846876

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  July 1, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -------------------

                         Commission file number 0-17541

                                 PRESSTEK, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     02-0415170
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

9 Commercial Street, Hudson, New Hampshire             03051-3907
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (603) 595-7000


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]    NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: as of August 9, 2000 there were 32,697,185 shares outstanding of the Registrant's Common Stock, $.01 par value per share.

                                 PRESSTEK, INC.

                                      INDEX


                                                                            PAGE

PART I         FINANCIAL INFORMATION

     Item 1    Financial Statements

               Balance Sheets as of July 1, 2000 (unaudited)
               and January 1, 2000                                             3

               Statements of Operations for the three and six
               month periods ended July 1, 2000 and July 3,
               1999 (unaudited)                                                4

               Statements of Cash Flows for the six month
               periods ended July 1, 2000 and July 3, 1999
               (unaudited)                                                     5

               Notes to Financial Statements (unaudited)                       6

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  13

     Item 3    Quantitative and Qualitative Disclosures
               About Market Risk                                              19

PART II        OTHER INFORMATION                                              20

     Item 1    Legal Proceedings

     Item 6    Exhibits and Reports on form 8-K

Signatures                                                                    21

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                 PRESSTEK, INC.
                                 BALANCE SHEETS
                      (In thousands, except per share data)

                                                                            July 1,             January 1,
                                                                             2000                  2000
                                                                          ---------             ---------
                                                                                    (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               $  16,755             $  18,653
  Accounts receivable, net of allowance for losses
    of $2,884 and $3,302 in fiscal 2000 and 1999, respectively               14,089                11,645
  Inventories                                                                 9,984                 7,214
  Other current assets                                                        3,165                   859
                                                                          ---------             ---------
        Total current assets                                                 43,993                38,371
                                                                          ---------             ---------

PROPERTY, PLANT AND EQUIPMENT, NET                                           53,464                50,990
                                                                          ---------             ---------

OTHER ASSETS:
  Patent application costs and license rights, net                            5,073                 5,126
  Other                                                                       2,433                   146
                                                                          ---------             ---------
        Total other assets                                                    7,506                 5,272
                                                                          ---------             ---------

           TOTAL                                                          $ 104,963             $  94,633
                                                                          =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                       $   1,714             $   1,024
  Accounts payable and accrued expenses                                       9,136                 8,888
  Accrued salaries and employee benefits                                      1,528                 1,269
  Net current liabilities of discontinued operations                          1,732                 1,817
                                                                          ---------             ---------
        Total current liabilities                                            14,110                12,998
                                                                          ---------             ---------

LONG-TERM DEBT, NET OF CURRENT PORTION                                       13,597                 8,830
                                                                          ---------             ---------

OTHER LONG-TERM LIABILITIES                                                  22,950                22,950
                                                                          ---------             ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
    1,000,000 shares; no shares issued or outstanding                            --                    --
  Common stock, $.01 par value; authorized 75,000,000 shares;
    issued and outstanding 32,615,397 shares at July 1, 2000;
    32,515,651 shares at January 1, 2000                                        326                   325
  Additional paid-in capital                                                 72,803                69,312
  Retained deficit                                                          (18,823)              (19,782)
                                                                          ---------             ---------
        Stockholders' equity                                                 54,306                49,855
                                                                          ---------             ---------
           TOTAL                                                          $ 104,963             $  94,633
                                                                          =========             =========

                        See notes to financial statements

                                 PRESSTEK, INC.
                            STATEMENTS OF OPERATIONS
                       For the three and six months ended
                      (In thousands, except per share data)
                                   (unaudited)

                                                                                Three months ended             Six months ended
                                                                              July 1,        July 3,         July 1,        July 3,
                                                                               2000           1999            2000           1999
                                                                             --------       --------        --------       --------
REVENUES:
  Product sales                                                              $ 18,390       $ 10,736        $ 35,497       $ 20,563
  Royalties and fees from licensees                                             2,826          1,510           4,754          3,219
                                                                             --------       --------        --------       --------
        Total revenues                                                         21,216         12,246          40,251         23,782
                                                                             --------       --------        --------       --------
COSTS AND EXPENSES:
  Cost of products sold                                                        11,089          7,467          21,747         15,522
  Research and product development                                              4,145          4,476           8,704          8,320
  Sales and marketing                                                           3,050          1,521           4,715          2,817
  General and administrative                                                    2,364          1,832           4,225          3,518
                                                                             --------       --------        --------       --------
        Total costs and expenses                                               20,648         15,296          39,391         30,177
                                                                             --------       --------        --------       --------
INCOME (LOSS) FROM OPERATIONS                                                     568         (3,050)            860         (6,395)
                                                                             --------       --------        --------       --------
OTHER INCOME:
  Dividend and interest, net                                                        9            122             108            290
  Other, net                                                                       56             --              56             80
                                                                             --------       --------        --------       --------
        Total other income, net                                                    65            122             164            370
                                                                             --------       --------        --------       --------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                      633         (2,928)          1,024         (6,025)
PROVISION FOR INCOME TAXES                                                         65             --              65             --
                                                                             --------       --------        --------       --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                          568         (2,928)            959         (6,025)
                                                                             --------       --------        --------       --------

INCOME FROM DISCONTINUED OPERATIONS                                                --             94              --            107
                                                                             --------       --------        --------       --------
NET INCOME (LOSS)                                                            $    568       $ (2,834)       $    959       $ (5,918)
                                                                             ========       ========        ========       ========

EARNINGS (LOSS) PER SHARE - BASIC:
  From continuing operations                                                 $   0.02       $  (0.09)       $   0.03       $  (0.19)
                                                                             ========       ========        ========       ========
  From discontinued operations                                               $     --       $     --        $     --       $   0.01
                                                                             ========       ========        ========       ========
EARNINGS (LOSS) PER SHARE - BASIC                                            $   0.02       $  (0.09)       $   0.03       $  (0.18)
                                                                             ========       ========        ========       ========

EARNINGS (LOSS) PER SHARE - DILUTED:
  From continuing operations                                                 $   0.02       $  (0.09)       $   0.03       $  (0.19)
                                                                             ========       ========        ========       ========
  From discontinued operations                                               $     --       $     --        $     --       $   0.01
                                                                             ========       ========        ========       ========
EARNINGS (LOSS) PER SHARE - DILUTED                                          $   0.02       $  (0.09)       $   0.03       $  (0.18)
                                                                             ========       ========        ========       ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC                             32,601         32,311          32,581         32,305
                                                                             ========       ========        ========       ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED                           34,106         32,311          34,153         32,305
                                                                             ========       ========        ========       ========

                        See notes to financial statements

                                 PRESSTEK, INC.
                            STATEMENTS OF CASH FLOWS
                            For the six months ended
                                 (In thousands)
                                   (unaudited)

                                                                                                            July 1,         July 3,
                                                                                                             2000            1999
                                                                                                           --------        --------
CASH FLOWS - OPERATING ACTIVITIES:
Income (loss) from continuing operations                                                                   $    959        $ (6,025)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
     Depreciation                                                                                             2,756           2,486
     Amortization                                                                                               400             294
     Provision for warranty and other costs                                                                     385              68
     Provision for losses on accounts receivable                                                                520             860
     Other, net                                                                                                  50             (10)
Changes in operating assets and liabilities, net of effects from acquisitions
     Decrease (increase) in accounts receivable                                                              (2,964)         10,845
     Decrease (increase) in Inventories                                                                      (2,770)          2,491
     Increase in other current assets                                                                        (2,306)            (22)
     Decrease in accounts payable and accrued expenses                                                          (31)         (1,041)
     Increase in accrued salaries and employee benefits                                                         259             161
                                                                                                           --------        --------
         Net cash provided by (used in) operating activities of continuing operations                        (2,742)         10,107
         Net cash used in operating activities of discontinued operations                                       (85)         (3,959)
                                                                                                           --------        --------
         Net cash provided by (used in) operating activities                                                 (2,827)          6,148
                                                                                                           --------        --------

CASH FLOWS - INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                                              (5,229)         (6,680)
     Increase in other assets                                                                                  (303)           (209)
                                                                                                           --------        --------
         Net cash used in investing activities of continuing operations                                      (5,532)         (6,889)
         Net cash used in investing activities of discontinued operations                                        --             (95)
                                                                                                           --------        --------
         Net cash used in investing activities                                                               (5,532)         (6,984)
                                                                                                           --------        --------

CASH FLOWS - FINANCING ACTIVITIES:
     Net proceeds from the sale of common stock                                                               1,004             253
     Proceeds from long-term debt                                                                             5,959              --
     Repayments of long-term debt                                                                              (502)           (256)
                                                                                                           --------        --------
         Net cash provided by (used in) financing activities                                                  6,461              (3)
                                                                                                           --------        --------

DECREASE IN CASH AND CASH EQUIVALENTS                                                                        (1,898)           (839)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                                                18,653          19,057
                                                                                                           --------        --------
CASH AND CASH EQUIVALENTS END OF PERIOD                                                                    $ 16,755        $ 18,218
                                                                                                           ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for:
       Interest                                                                                            $    444        $    226
                                                                                                           ========        ========
       Income taxes                                                                                        $     55        $     --
                                                                                                           ========        ========

NON-CASH FINANCING ACTIVITY
       Warrants issued in exchange for consulting services to be performed over five
         years                                                                                             $  2,488        $     --
                                                                                                           ========        ========

                        See notes to financial statements

                                 PRESSTEK, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JULY 1, 2000

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

     The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the fiscal year ended January 1, 2000. The January 1, 2000 information has been derived directly from the annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring. Operating results for the three and six months ended July 1, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2000.

     In June 2000 the Company formed a subsidiary, LaserTel, Inc. ("LaserTel") for the purpose of securing its supply of laser diodes. LaserTel is located in the former Delta V Technologies, Inc. ("Delta V") facility in Tucson, Arizona. LaserTel will operate as a subsidiary of Presstek, and will be primarily engaged in the manufacture and development of the Company's high-powered laser diodes. The results of LaserTel's operations for the three and six month period ending July 1, 2000 were not material to the Company's results of operations.

     In November 1999 the Company acquired 100% of the stock of R/H Consulting, Inc. ("R/H"). R/H was principally engaged in the research and development of laser imageable printing plates. R/H was purchased for $500,000 and 142,855 shares of the Company's common stock. The excess purchase price over book value of net assets acquired of $1.9 million has been allocated to the patents acquired. The acquisition was accounted for as a purchase and accordingly, the results of R/H's operations, which are not material, have been included in the financial statements for the second quarter and first six months ended July 1, 2000. The results of R/H's operations for the comparable periods of fiscal 1999 would not have had a material impact on the Company's results of operations.

     The divestiture of the Company's Delta V subsidiary was recorded in the quarter ended October 2, 1999 and the financial statements for all periods reflect Delta V as a discontinued operation. All of the following notes, unless otherwise indicated, refer to the continuing operations of Presstek. See Note 8 of notes to the financial statements.

     Certain accounts in the fiscal 1999 financial statements have been reclassified for comparative purposes to conform to the presentation in the July 1, 2000 financial statements.

     The Company operates and reports on a 52/53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements include the thirteen week periods ended July 1, 2000 ("the second quarter of fiscal 2000") and July 3, 1999 ("the second quarter of fiscal 1999"), and the twenty six week periods ended July 1, 2000 ("the first six months of fiscal 2000") and July 3, 1999 ("the first six months of fiscal 1999").

2.   INVENTORIES

     Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method. Inventories consisted of the following:

                                                      July 1,         January 1,
                                                       2000              2000
                                                     --------          --------
                                                           (In thousands)

          Raw material                               $  3,333          $  1,915
          Work in process                               2,833             3,055
          Finished goods                                3,818             2,244
                                                     --------          --------
                                                     $  9,984          $  7,214
                                                     ========          ========

3.   PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment at cost consisted of the following:

                                                      July 1,         January 1,
                                                       2000              2000
                                                     --------          --------
                                                           (In thousands)

          Land and land improvements                 $  2,037          $  2,037
          Buildings and leasehold improvements         21,891            20,476
          Production equipment and other               35,250            34,452
          Construction in progress                     11,336             8,341
                                                     --------          --------
                                                       70,514            65,306
          Less accumulated depreciation               (17,050)          (14,316)
                                                     --------          --------
                                                     $ 53,464          $ 50,990
                                                     ========          ========

4.   LONG-TERM DEBT AND CREDIT FACILITIES

     Long-term debt consisted of the following:

                                                      July 1,         January 1,
                                                       2000              2000
                                                     --------          --------
                                                           (In thousands)

          Mortgage term loan                         $  5,652          $  5,925
          Lease line of credit                          9,659             3,929
                                                     --------          --------
                                                       15,311             9,854
          Less current portion                         (1,714)           (1,024)
                                                     --------          --------
                                                     $ 13,597          $  8,830
                                                     ========          ========

     In June 2000, the Company borrowed the remaining $6.0 million under the $10.0 million lease line of credit facility from Keybank National Association. The $10.0 million in borrowings is secured by equipment valued at $13.4 million. The loan bears a variable rate of interest based upon the prime rate, currently between 7.5% and 8.5%, with a fixed rate conversion provision. Principal and interest under the lease line are payable in 84 monthly installments beginning on July 31, 2000 for the $6.0 million in borrowings. The payments for the initial $4.0 million borrowed in September 1999 commenced in October 1999.

     The Company's credit facilities with Citizens Bank New Hampshire include a ten-year mortgage term loan and a revolving line of credit loan. The mortgage term loan, in the amount of $6.9 million, is secured by land and buildings with a cost of approximately $17.0 million. The loan bears a fixed rate of interest of 7.12% per year during the first five years and a variable rate of interest at the LIBOR rate plus 2%, (8.63% at July 1, 2000) for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments will be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued and unpaid interest is due and payable on February 6, 2008.

     The revolving line of credit loan, under which the Company may borrow $10.0 million, is secured by substantially all of the Company's assets. Interest on the line of credit is payable at the LIBOR rate plus 1.50% (8.13% at July 1, 2000). The current loan agreement has been extended through September 30, 2000, at which date, the entire principal and accrued interest is due and payable. The Company currently has $10.0 million available under the revolving line of credit loan agreement.

     The Company has received a commitment from Citizens to extend the current credit facilities through September 2002.

     Under the terms of the mortgage term loan, the lease line of credit and the revolving line of credit agreements, the Company is required to meet certain financial covenants on a quarterly and annual basis. At July 1, 2000 the Company was in compliance with all financial covenants.

5.   OTHER LONG-TERM LIABILITIES

     On March 24, 2000, the Company reached a settlement with the plaintiffs in the class actions, filed in 1996 on behalf of the Company's shareholders against the Company and certain other defendants, including but not limited to certain of the Company's officers and directors. These actions were consolidated in the United States District Court, District of New Hampshire. The Company has also reached a settlement with the plaintiffs in the related derivative suits filed on behalf of the Company in the Chancery Court of the State of Delaware and in the United States District Court, District of New Hampshire. Under the terms of the settlement, the Company will issue common stock in the amount of $22.9 million. The Company recorded the $22.9 million charge as a long-term liability in the fourth quarter of fiscal 1999, subject to determining the number of shares to be issued under the terms of the settlement.

6.   EARNINGS (LOSS) PER SHARE

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

     The following  represents  the  calculation  of basic and diluted  earnings
(loss) per share for the three and six months ended July 1, 2000 and July 3, 1999:

                                                                         Three months ended                  Six months ended
                                                                       July 1,          July 3,           July 1,          July 3,
                                                                        2000             1999              2000             1999
                                                                    ------------      ----------       ------------      ----------
                                                                                  (In thousands, except per share data)
Income (loss) from continuing operations                            $        568      $   (2,928)      $        959      $   (6,025)
Income from discontinued operations                                           --              94                 --             107
                                                                    ------------      ----------       ------------      ----------
Net income (loss)                                                   $        568      $   (2,834)      $        959      $   (5,918)
                                                                    ============      ==========       ============      ==========

Weighted average common shares outstanding - Basic                        32,601          32,311             32,581          32,305
Effect of assumed conversion of stock options                              1,505              --              1,572              --
                                                                    ------------      ----------       ------------      ----------

Weighted average common shares outstanding - Diluted                      34,106          32,311             34,153          32,305
                                                                    ============      ==========       ============      ==========

Earnings (loss) per share - Basic:
    From continuing operations                                      $       0.02      $    (0.09)      $        .03      $    (0.19)
                                                                    ============      ==========       ============      ==========
    From discontinued operations                                    $         --      $       --       $         --      $      .01
                                                                    ============      ==========       ============      ==========
Earnings (loss) per share - Basic                                   $       0.02      $    (0.09)      $        .03      $    (0.18)
                                                                    ============      ==========       ============      ==========

Earnings (loss) per share - Diluted
    From continuing operations                                      $       0.02      $    (0.09)      $       0.03      $    (0.19)
                                                                    ============      ==========       ============      ==========
    From discontinued operations                                    $         --      $       --       $         --      $     0.01
                                                                    ============      ==========       ============      ==========
Earnings (loss) per share - Diluted                                 $       0.02      $    (0.09)      $       0.03      $    (0.18)
                                                                    ============      ==========       ============      ==========

     Options and warrants to purchase 307,250 and 306,750 shares of common stock at exercise prices ranging from $20.25 to $26.94 per share were outstanding during a portion of the second quarter and first six months of fiscal 2000, respectively, but were not included in the computation of diluted earnings per share, as the exercise prices of the options and warrants were greater than the average market price of the common shares. These options and warrants, which expire from February 23, 2002 through May 8, 2010, were all outstanding at July 1, 2000. All stock options outstanding for the second quarter and first six months of fiscal 1999 are excluded from the calculation of diluted loss per share, as their effect would be antidilutive.

7.   INCOME TAXES

     The Company did not record a provision for or a charge in lieu of United States federal income taxes for the three and six months ended July 1, 2000 as a result of the tax loss prior to deductions related to stock compensation for the periods. No provision for or charge in lieu of United States federal income taxes was required for the three and six months ended July 3, 1999, as a result of the tax loss prior to deductions related to stock compensation for the periods.

     The Company recorded a provision for state income taxes for the three and six months ended July 1, 2000 in the amount of $65,000. No provision for or charge in lieu of state income taxes was required for the three and six months ended July 3, 1999 as a result of the tax loss prior to deductions related to stock compensation for the periods.

8.   DISCONTINUED OPERATIONS

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

     Revenues and income from discontinued operations for the second quarter and first six months of fiscal 1999 were as follows:

                                                    Three months      Six months
                                                       July 3,          July 3,
                                                        1999             1999
                                                      -------          -------
                                                           (In thousands)

          Revenues                                    $ 2,633          $ 5,941
          Costs and expenses                            3,046            6,346
                                                      -------          -------
          Income (loss) from operations                  (413)            (405)
          Other income                                    507              512
                                                      -------          -------
           Net income from discontinued operations    $    94          $   107
                                                      =======          =======

9.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is comprised of net income (loss) and all changes in stockholder's equity except those due to investments by owners and distributions to owners, which for the Company includes unrealized gains (losses) on marketable securities. For the fiscal quarters and first six months ended July 1, 2000 and July 3, 1999 there were no significant differences between net income (loss) and comprehensive income (loss).

10.  SEGMENT INFORMATION

     In the Company's Form 10-K for the fiscal year ended January 2, 1999, two segments were reported, the Digital Imaging Products segment, and Delta V. As a result of the decision to discontinue the operations of its Delta V subsidiary in the third quarter of fiscal 1999, the Company's continuing operations are now reportable as a single business segment.

     Revenues generated under the Company's agreements with Heidelberg and its distributors were $13.0 million and $23.8 million for the second quarter and first six months of fiscal 2000, an increase of $8.1 million or 165% and $13.9 million or 140%. Revenues for the comparable period of fiscal 1999 were $4.9 million and $9.9 million respectively. Revenues from Heidelberg represented 59% and 42% of total revenues for the first six months of fiscal 2000 and 1999, respectively.

11.  OTHER INFORMATION

     The Company had entered into an agreement with the plaintiffs in several class actions lawsuits consolidated under the common caption "Bill Berke, et al.
V. Presstek, Inc., et al." in the United States District Court, District of New Hampshire to settle the class action lawsuit. The Company had also executed a memorandum of understanding with respect to settlement of the derivatives lawsuits filed on behalf of the Company, one in the Chancery Court of the State of Delaware and the other in the United States District Court, District of New Hampshire. Under the terms of the class action settlement, $22.0 million, in the form of shares of the Company's common stock, will be paid to the class, with the number of shares to be issued determined by a formula valuing the stock at different time periods. The Company has reserved the right to pay the settlement in cash at the time the settlement becomes effective. In the memorandum of understanding in the derivative litigation, the Company has agreed to certain therapeutic improvements to its internal policies, some of which have already been instituted. The settlement of both the class action and derivative actions required final approval of the United States District Court, which has now been obtained. The Company had recorded a charge of $23.2 million in the fourth quarter of fiscal 1999 related to the settlement.

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

12.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance related to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A, which delayed the implementation date of SAB No. 101. In June 2000, the SEC issued SAB No. 101B that further delayed the implementation of SAB No. 101 to the fourth quarter of fiscal 2001. The Company will adopt SAB No. 101, and is currently evaluating the impact, if any, SAB No. 101 will have on its financial position or results of operations. The Company does not expect the adoption of SAB No. 101 to have a material impact on its financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB No. 25" ("FIN No. 44"). FIN No. 44 clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, FIN No. 44 is effective July 1, 2000. The Company does not expect the adoption of FIN No. 44 to have a material impact on its financial position or results of operations.

     In June 1998, FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS No. 133"), which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 (as amended by SFAS No. 137) is effective for fiscal years beginning after June 15, 2000. The Company does not presently enter into any transactions involving derivative financial instruments and, accordingly, does not anticipate the new standard will have any effect on its financial statements for the foreseeable future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

     Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the risks of uncertainty of patent protection, the risks of uncertainty of strategic alliances, the risk of obtaining components/supplies for our products, manufacturing constraints or difficulties, market acceptance of and demand for the Company's products and resulting revenues, development of technology and manufacturing capabilities, impact of competitive products and pricing, litigation and other risks detailed in the Company's other filings with the Securities and Exchange Commission. The words "looking forward," "believe," "demonstrate," "intend," "expect," "estimate," "anticipate," "likely" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

     The Company also signed a non-binding agreement with Xerox Corporation ("Xerox') to form a strategic alliance. The potential alliance, if consummated, is expected to result in the interface of the Xerox Digi Path(TM) workflow with the Company's digitally based products. There can be no assurance however, that a formal strategic alliance with Xerox will be achieved.

     In June 2000 the Company formed a subsidiary, LaserTel, Inc. ("LaserTel") for the purpose of securing its supply of laser diodes. LaserTel is located in the former Delta V Technologies, Inc. ("Delta V") facility in Tucson, Arizona. LaserTel will operate as a subsidiary of Presstek, and will be primarily engaged in the manufacture and development of the Company's high-powered laser diodes. The results of LaserTel's operations for the three and six month period ending July 1, 2000 were not material to the Company's results of operations.

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

     As a result of the divestiture of Delta V, the Company incurred a $8.5 million loss on disposal of discontinued operations for the fiscal year ended January 1, 2000. This included actual closing costs and operating losses incurred in the fourth quarter of fiscal 1999 of $2.2 million, a provision for anticipated closing costs of $1.6 million, $6.1 million related to the write off of goodwill and other intangibles assets, and a reduction in other asset values of $1.6 million. These costs were partially offset by proceeds of $3.0 million received from Minnesota Mining and Manufacturing Co., for the licensing of the Company's intellectual property relating to vacuum-deposited polymer multilayer technology. Delta V is reported separately as a discontinued operation, and prior periods have been restated in the Company's financial statements, related footnotes and the management's discussion and analysis to conform to this presentation.

     In November 1999 the Company acquired 100% of the stock of R/H Consulting, Inc. ("R/H"). R/H was principally engaged in the research and development of laser imageable printing plates. R/H was purchased for $500,000 and 142,855 shares of the Company's common stock. The excess purchase price over book value of net assets acquired of $1.9 million has been allocated to the patents acquired. The acquisition was accounted for as a purchase and accordingly the results of R/H's operations have been included in the financial statements for the second quarter and first six months ended July 1, 2000. The results of R/H's operations for the comparable periods of fiscal 1999 would not have had a material impact on the Company's results of operations.

     The Company operates and reports on a 52/53 week fiscal year, ending on the Saturday closest to December 31. Accordingly, the financial statements include the thirteen week periods ended July 1, 2000 ("the second quarter of fiscal 2000") and July 3, 1999 ("the second quarter of fiscal 1999"), and the twenty six week periods ended July 1, 2000 ("the first six months of fiscal 2000") and July 3, 1999 ("the first six months of fiscal 1999").

Results of Operations

Revenues

     Revenues consist of product sales, royalties, fees and other reimbursements. Revenues for the second quarter and first six months of fiscal 2000 of $21.2 million and $40.3 million respectively, increased $9.0 million or 74% and $16.5 million or 69% respectively, as compared to $12.2 million and $23.8 million for the second quarter and first six months of fiscal 1999.

     Product sales for the second quarter and first six months of fiscal 2000 were $18.4 million and $35.5 million, respectively, compared to $10.7 million and $20.6 million for the second quarter and first six months of fiscal 1999, an increase of $7.7 million and $14.9 million or 72%. The increase was primarily due to increased shipments to Heidelberg for direct imaging systems used in the Quickmaster DI, as well as an increase in sales of the Company's proprietary digital media and consumable products. Revenues generated from the sale of the Company's PEARLdry(TM) and other consumable products included in product sales were $10.7 million and $20.2 million for the second quarter and first six months of fiscal 2000, an increase of 14% as compared to $9.4 million and $17.7 million for the comparable periods in fiscal 1999. These consumable revenues include $7.8 million and $9.0 million for the first six months of fiscal 2000 and 1999, respectively, sold under the Company's agreements with Heidelberg.

     Royalties and fees from licensees for the second quarter and first six months of fiscal 2000 of $2.8 million and $4.8 million respectively, increased $1.3 million or 87% and $1.6 million or 50% as compared to $1.5 million and $3.2 million for the comparable periods in fiscal 1999. Royalties increased $2.2 million and $4.2 million or 100% due to increased shipments to Heidelberg for direct imaging systems used in the Quickmaster DI. This increase was offset by a decrease of $924,000 or 61% and $2.6 million or 81% in engineering fees primarily as a result of concluding the development phase of the Company's agreement with Fuji.

     Revenues generated under the Company's agreements with Heidelberg and its distributors for the second quarter and first six months of fiscal 2000 were $13.0 million and $23.8 million respectively, an increase of $8.1 million or 165% and $13.9 million or 140%, as compared to the second quarter and first six months of fiscal 1999. Revenues from Heidelberg represented 59% and 42% of total revenues for the first six months of fiscal 2000 and 1999, respectively.

     In fiscal 1999, the Company materially reduced production levels of direct imaging systems used in the Quickmaster DI press, based on requirements from Heidelberg. The Company subsequently received orders in fiscal 1999 from Heidelberg in connection with its direct imaging systems used in the Quickmaster DI. Based on the delivery schedule for these orders, the Company resumed production with initial low level shipments of its direct imaging systems late in the third quarter of fiscal 1999. The Company expects to continue shipments through the end of fiscal 2000. Additionally, the Company believes production levels through the end of fiscal 2000 will continue in line with the actual rate of Quickmaster DI's made by Heidelberg.

     The Company continues to believe that revenues will increase in fiscal 2000 as compared to fiscal 1999, primarily due to the increased requirements for the direct imaging systems used in the Quickmaster, and related increases for the Company's proprietary consumables sold for the Quickmaster DI and other equipment. There can be no assurance, however that the Company will achieve these anticipated revenue increases.

Cost of Products Sold

     Cost of products sold consists of the costs of material, labor and overhead as well as future warranty costs associated with product sales. Cost of products sold for the second quarter and first six months of fiscal 2000 were $11.1 million and $21.7 million, respectively, as compared to $7.5 million and $15.5 million for the comparable periods in fiscal 1999. The gross margin increased to 40% and 39% in the second quarter and first six months of fiscal 2000, from 30% and 25% for the comparable periods in fiscal 1999. This increase is primarily attributed to the results of economies related to increased manufacturing volumes and favorable yields associated with proprietary digital media and consumable products, and increased manufacturing volumes of the direct imaging systems sold to Heidelberg for use in the Quickmaster DI.

     The Company anticipates that the gross margin on product sales will approximate first quarter levels through the remainder of fiscal 2000. There can be no assurance, however, that the actual gross margins will not be lower than anticipated.

Research and Product Development

     Research and product development expenses consist primarily of payroll and related expenses for personnel, parts and supplies, and fees for contracted services required to conduct the Company's equipment and consumable product development efforts.

     Research and product development expenses for the second quarter and first six months of fiscal 2000 were $4.1 million and $8.7 million or 19% and 22% of revenues respectively, as compared to $4.5 million and $8.3 million or 37% and 35% of revenues for the comparable periods in fiscal 1999. The decrease of $400,000 or 9% for the second quarter of fiscal 2000 is primarily attributable to the conclusion of the development efforts associated with the Company's contract with Fuji.

     The Company expects these expenditures to continue at current levels through the remainder of fiscal 2000 as it concludes development efforts related to its recently introduced ProFire integrated imaging system and certain other development efforts. There can be no assurance however, that these expenses will not be greater than currently anticipated.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of payroll and related expenses for personnel, advertising, promotional and trade show expenses, and travel costs. Sales and marketing expenses for the second quarter and first six months of fiscal 2000 were $3.1 million and $4.7 million or 15% and 12% of revenues respectively, as compared to $1.5 million and $2.8 million or 12% of revenues for the comparable period in fiscal 1999. The increase of $1.6 million or 107% and $1.9 million or 69% for the second quarter and first six months of fiscal 2000, resulted primarily from increased expenditures associated with the Company's attendance at the Drupa 2000 trade show in May, and increased expenditures for salaries and professional services related to the continued expansion of its worldwide sales, distribution and technical support network.

     It is expected that these expenditures, after adjusting for the $1.3 million in Drupa related expenses in the second quarter and first six months of fiscal 2000 will continue to increase through fiscal 2000, as the Company continues to expand its distribution and customer support network. There can be no assurance, however, that these expenditures will not be greater than currently anticipated.

General and Administrative Expenses

     General and administrative expenses consist primarily of payroll and related expenses for personnel, and fees for contracted professional services. General and administrative expenses for the second quarter and first six months of fiscal 2000 were $2.4 million and $4.2 million or 11% and 10% of revenues respectively, as compared to $1.8 million and $3.5 million or 15% of revenues for comparable periods in fiscal 1999. The increases of $600,000 and $700,000, for the second quarter and first six months of fiscal 2000 resulted primarily from increased expenditures for salaries, legal and other professional services necessary to conduct the executive, finance, information systems, and administrative functions of the Company.

     The Company anticipates that general and administrative costs for fiscal 2000 will continue at current levels, however there can be no assurance that these expenses will not be greater than anticipated.

Other Income and Expense

     Other income net, for the second quarter and first six months of fiscal 2000 was $65,000 and $164,000, respectively, as compared to $122,000 and $370,000 or 1% and 2% of revenues for the comparable periods in fiscal 1999. Dividend and interest income for the second quarter and first six months of fiscal 2000 was $193,000 and $476,000, as compared to dividend and interest income of $234,000 and $516,000 for the comparable periods in fiscal 1999. The decrease of $41,000 and $40,000 for the second quarter and first six months of fiscal 2000 is primarily the result of a decrease in average cash balances available for investment. Interest expense for the second quarter and first six months of fiscal 2000 was $188,000 and $367,000 as compared to $112,000 and $226,000 for the comparable periods of fiscal 1999. The increase of $76,000 and $141,000 for the second quarter and first six months of fiscal 2000 is primarily attributed to an increase in interest expense incurred as a result of the increased borrowings related to the Company's lease line of credit facility with Keybank National Association.

     The Company anticipates that dividend and interest income will be reduced for the remainder of fiscal 2000, as the Company's requirement for working capital increases, and average cash balances available for investment are reduced.

Provision for Income Taxes

     The Company did not record a provision for or a charge in lieu of United States federal income taxes for the three and six months ended July 1, 2000 as a result of the tax loss prior to deductions related to stock compensation for the periods. No provision for or charge in lieu of United States federal income taxes was required for the three and six months ended July 3, 1999, as a result of the tax loss prior to deductions related to stock compensation for the periods.

     The Company recorded a provision for state income taxes for the three and six months ended July 1, 2000 in the amount of $65,000. No provision for or charge in lieu of state income taxes was required for the three and six months ended July 3, 1999 as a result of the tax loss prior to deductions related to stock compensation for the periods.

Income (Loss) from Continuing Operations

     As a result of the foregoing, the Company had income from continuing operations of $568,000 and $959,000 for the second quarter and first six months of fiscal 2000, as compared to losses of $2.8 million and $6.0 million for the second quarter and first six months of fiscal 1999.

Income from Discontinuing Operations

     The results of operations of Delta V are presented as discontinued operations. The Company discontinued the operations of Delta V at the end of fiscal 1999. Income from the discontinued operations of Delta V was $94,000 and $107,000 for the second quarter and first six months of fiscal 1999, respectively.

Liquidity and Capital Resources

     At July 1, 2000, the Company had cash, cash equivalents of $16.8 million and working capital of $30.0 million as compared to cash, cash equivalents of $18.7 million and working capital of $25.4 million at January 1, 2000.

     Net cash used in operating activities of continuing operations was $2.7 million for the first six months of fiscal 2000, as a result of increases in accounts receivable, inventories and other assets of $8.1 million, offset by income from operations of $959,000, non-cash items of depreciation and amortization of $3.2 million, provisions for warranty of $385,000 and losses on accounts receivable of $520,000.

     Net cash used in investing activities of continuing operations was $5.5 million for the first six months of fiscal 2000 and consisted primarily of additions to property, plant and equipment used in the Company's business of $5.2 million. These additions include $1.8 million for additional plate manufacturing equipment which is expected to reduce the cost of manufacturing the Company's proprietary digital media and consumable products and enhance the Company's development capabilities, as well as $1.9 million related to the construction of the second phase of its 55 Executive Drive facility.

     Net cash provided by financing activities for the first six months of fiscal 2000 totaled $6.5 million and consisted primarily of the proceeds from the lease line of credit with Keybank of $6.0 million, as well as the issuance of common stock incident to the exercise of stock options of $1.0 million, offset by payments on the mortgage term loan and lease line of credit facility of $502,000.

     In June 2000, the Company borrowed the remaining $6.0 million under the $10.0 million lease line of credit facility from Keybank National Association. The $10.0 million in borrowings is secured by equipment valued at $13.4 million. The loan bears a variable rate of interest based upon the prime rate, currently between 7.5% and 8.5%, with a fixed rate conversion provision. Principal and interest under the lease line are payable in 84 monthly installments beginning on July 31, 2000 for the $6.0 million in borrowings. The payments for the initial $4.0 million borrowed in September 1999 commenced in October 1999.

     The Company's credit facilities with Citizens Bank New Hampshire include a ten-year mortgage term loan and a revolving line of credit loan. The mortgage term loan, in the amount of $6.9 million, is secured by land and buildings with a cost of approximately $17.0 million. The loan bears a fixed rate of interest of 7.12% per year during the first five years and a variable rate of interest at the LIBOR rate plus 2%, (8.63% at July 1, 2000) for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments will be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued and unpaid interest is due and payable on February 6, 2008.

     The revolving line of credit loan, under which the Company may borrow $10.0 million, is secured by substantially all of the Company's assets. Interest on the line of credit is payable at the LIBOR rate plus 1.50% (8.13% at July 1, 2000). The current loan agreement has been extended through September 30, 2000, at which date, the entire principal and accrued interest is due and payable. The Company currently has $10.0 million available under the revolving line of credit loan agreement.

     The Company has received a commitment from Citizens to extend the current credit facilities through September 2002.

     Under the terms of the mortgage term loan, the lease line of credit and the revolving line of credit agreements, the Company is required to meet certain financial covenants on a quarterly and annual basis. At July 1, 2000 the Company was in compliance with all financial covenants.

     The Company has approved total expenditures for fiscal 2000 of $5.0 million for the second phase of its facility at 55 Executive Drive. The Company is funding the construction with existing cash and cash flow from operations. This additional facility will include the Company's corporate offices, sales and marketing operations, as well as additional manufacturing facilities, and is expected to be completed in October 2000. Through the second quarter of fiscal 2000 the Company had expended approximately $1.9 million for this construction.

     The Company believes that existing funds, cash flow from operations, and cash available under its revolving line of credit and lease line of credit facilities should be sufficient to satisfy working capital requirements and capital expenditures for the next twelve months.

Effect of Inflation

     Inflation has not had, and is not expected to have, a material impact upon the Company's operations.

Recently Issued Accounting Standards

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance related to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A, which delayed the implementation date of SAB No. 101. In June 2000, the SEC issued SAB No. 101B that further delayed the implementation of SAB No. 101 to the fourth quarter of fiscal 2001. The Company will adopt SAB No. 101, and is currently evaluating the impact, if any, SAB No. 101 will have on its financial position or results of operations. The Company does not expect the adoption of SAB No. 101 to have a material impact on its financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB No. 25" ("FIN No. 44"). FIN No. 44 clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, FIN No. 44 is effective July 1, 2000. The Company does not expect the adoption of FIN No. 44 to have a material impact on its financial position or results of operations.

     In June 1998, FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS No. 133"), which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 (as amended by SFAS No. 137) is effective for fiscal years beginning after June 15, 2000. The Company does not presently enter into any transactions involving derivative financial instruments and, accordingly, does not anticipate the new standard will have any effect on its financial statements for the foreseeable future.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     See Part I - Item 3 of the Company's Form 10-K for the fiscal year ended January 1, 2000 and Note 11 of Notes to the Financial Statements of this Form 10Q for a description of certain legal proceedings pending against the Company and certain of its officers and directors.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibit 27 Financial Data Schedule (for SEC use only)

          27.1  Financial Data  Schedule  for the six month period ended July 1,
                2000

          27.2 Restated Financial Data Schedule for the six month period ended July 3, 1999

     (b) No reports on Form 8-K were filed for the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2000

                                         PRESSTEK, INC.
                                         --------------
                                         (Registrant)


                                     By: /s/ Robert W. Hallman
                                         ----------------------------
                                         Robert W. Hallman
                                         Chief Executive Officer
                                         (Duly Authorized Officer)

                                     By: /s/ Neil Rossen
                                         ----------------------------
                                         Neil Rossen
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)