Form 10-Q
period 2000-09-30
PRESSTEK INC /DE/
filed 2000-11-14
CIK 846876

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended:  September 30, 2000
                                      ------------------

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

Registrant's telephone number, including area code (603) 595-7000
                                                   --------------

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

         As of November 9, 2000 there were 32,782,735 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

================================================================================

                                 PRESSTEK, INC.
                                      INDEX

                                                                           PAGE
PART I     FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets as of September 30, 2000 (unaudited)
           and January 1, 2000                                               3

           Statements of Operations for the three and nine month periods ended September 30, 2000 and October 2, 1999
           (unaudited)                                                       4

           Statements of Cash Flows for the nine month periods ended
           September 30, 2000 and October 2, 1999
           (unaudited)                                                       5

           Notes to Financial Statements (unaudited)                         6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    13

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk       19

PART II    OTHER INFORMATION                                                20

  Item 1.  Legal Proceedings                                                20

  Item 2.  Changes in Securities and Use of Proceeds                        20

  Item 3.  Defaults upon Senior Securities                                  20

  Item 4.  Submission of Matters to a vote of Security Holders              20

  Item 5.  Other Information                                                21

  Item 6.  Exhibits and Reports on form 8-K                                 21

Signatures                                                                  22

Exhibit Index                                                               23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                                 PRESSTEK, INC.
                                                 BALANCE SHEETS
                                      (In thousands, except per share data)
                                                                                September 30,        January 1,
                                                                                    2000                2000
                                                                                  ---------           ---------
ASSETS                                                                           (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                       $  11,368           $  18,653
  Accounts receivable, net of allowance for losses
    of $3,474 and $3,302 in fiscal 2000 and 1999, respectively                       15,628              11,645
  Inventories                                                                        10,045               7,214
  Other current assets                                                                4,960                 859
                                                                                  ---------           ---------
        Total current assets                                                         42,001              38,371
                                                                                  ---------           ---------
PROPERTY, PLANT AND EQUIPMENT, NET                                                   56,451              50,990
                                                                                  ---------           ---------
OTHER ASSETS:
  Patent application costs and license rights, net                                    4,990               5,126
  Other                                                                               2,315                 146
                                                                                  ---------           ---------
        Total other assets                                                            7,305               5,272
                                                                                  ---------           ---------
           TOTAL                                                                  $ 105,757           $  94,633
                                                                                  =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                               $   1,747           $   1,024
  Accounts payable and accrued expenses                                               7,531               8,888
  Accrued salaries and employee benefits                                              1,829               1,269
  Net current liabilities of discontinued operations                                  1,676               1,817
                                                                                  ---------           ---------
        Total current liabilities                                                    12,783              12,998
                                                                                  ---------           ---------
LONG-TERM DEBT, NET OF CURRENT PORTION                                               13,148               8,830
                                                                                  ---------           ---------
OTHER LONG-TERM LIABILITIES                                                          22,950              22,950
                                                                                  ---------           ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
    1,000,000 shares; no shares issued or outstanding                                  --                  --
                                                                                  ---------           ---------
  Common stock, $.01 par value; authorized 75,000,000 shares; issued and outstanding 32,719,366 shares at September 30, 2000;
    32,515,651 shares at January 1, 2000                                                327                 325
  Additional paid-in capital                                                         73,716              69,312
  Retained deficit                                                                  (17,167)            (19,782)
                                                                                  ---------           ---------
        Stockholders' equity                                                         56,876              49,855
                                                                                  ---------           ---------
           TOTAL                                                                  $ 105,757           $  94,633
                                                                                  =========           =========

                                        See notes to financial statements

                                                      - 3 -

                                                   PRESSTEK, INC.
                                              STATEMENTS OF OPERATIONS
                                        For the three and nine months ended
                                       (In thousands, except per share data)
                                                    (unaudited)
                                                                  Three months ended          Nine months ended
                                                               September 30,  October 2,  September 30,  October 2,
                                                                   2000          1999          2000         1999
                                                                 --------      --------      --------     --------
REVENUES:
  Product sales                                                  $ 19,609      $ 12,700      $ 55,106     $ 33,263
  Royalties and fees from licensees                                 2,429         1,455         7,183        4,674
                                                                 --------      --------      --------     --------
        Total revenues                                             22,038        14,155        62,289       37,937
                                                                 --------      --------      --------     --------
COSTS AND EXPENSES:
  Cost of products sold                                            12,031         8,988        33,778       24,510
  Research and product development                                  3,379         3,909        12,083       12,229
  Sales and marketing                                               2,347         1,524         7,062        4,341
  General and administrative                                        2,552         1,630         6,777        5,148
                                                                 --------      --------      --------     --------
        Total costs and expenses                                   20,309        16,051        59,700       46,228
                                                                 --------      --------      --------     --------
INCOME (LOSS) FROM OPERATIONS                                       1,729        (1,896)        2,589       (8,291)
                                                                 --------      --------      --------     --------
OTHER INCOME:
  Dividends and interest, net                                         (48)          119            60          409
  Other, net                                                           60            (1)          116           79
                                                                 --------      --------      --------     --------
        Total other income, net                                        12           118           176          488
                                                                 --------      --------      --------     --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES        1,741        (1,778)        2,765       (7,803)
PROVISION FOR INCOME TAXES                                             85          --             150         --
                                                                 --------      --------      --------     --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                            1,656        (1,778)        2,615       (7,803)
                                                                 --------      --------      --------     --------
LOSS FROM DISCONTINUED OPERATIONS                                    --            (555)         --           (448)
LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS                          --         (10,500)         --        (10,500)
                                                                 --------      --------      --------     --------
LOSS FROM DISCONTINUED OPERATIONS                                    --         (11,055)         --        (10,948)
                                                                 --------      --------      --------     --------
NET INCOME (LOSS)                                                $  1,656      $(12,833)     $  2,615     $(18,751)
                                                                 ========      ========      ========     ========
EARNINGS (LOSS) PER SHARE - BASIC:
  From continuing operations                                     $   0.05      $  (0.06)     $   0.08     $  (0.24)
                                                                 ========      ========      ========     ========
  From discontinued operations                                   $   --        $  (0.34)     $   --       $  (0.34)
                                                                 ========      ========      ========     ========
EARNINGS (LOSS) PER SHARE - BASIC                                $   0.05      $  (0.40)     $   0.08     $  (0.58)
                                                                 ========      ========      ========     ========
EARNINGS (LOSS) PER SHARE - DILUTED:
  From continuing operations                                     $   0.05      $  (0.06)     $   0.08     $  (0.24)
                                                                 ========      ========      ========     ========
  From discontinued operations                                   $   --        $  (0.34)     $   --       $  (0.34)
                                                                 ========      ========      ========     ========
EARNINGS (LOSS) PER SHARE - DILUTED                              $   0.05      $  (0.40)     $   0.08     $  (0.58)
                                                                 ========      ========      ========     ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC                 32,659        32,317        32,607       32,309
                                                                 ========      ========      ========     ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED               33,800        32,317        34,066       32,309
                                                                 ========      ========      ========     ========
                                         See notes to financial statements
                                                       - 4 -

                                                       PRESSTEK, INC.
                                                  STATEMENTS OF CASH FLOWS
                                                 For the nine months ended
                                                       (In thousands)
                                                        (unaudited)                         September 30,        October 2,
                                                                                                 2000               1999
                                                                                               --------           --------
CASH FLOWS - OPERATING ACTIVITIES:
Net income (loss)                                                                              $  2,615           $(18,751)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
     Loss from discontinued operations                                                             --                8,234
     Depreciation                                                                                 4,303              3,703
     Amortization                                                                                   597                440
     Provision for warranty and other costs                                                         784                163
     Provision for losses on accounts receivable                                                    870              1,340
     Other, net                                                                                      84                 76
Changes in operating assets and liabilities, net of effects from acquisitions
     Decrease (increase) in accounts receivable                                                  (4,853)             8,030
     Decrease (increase) in inventories                                                          (2,831)             3,484
     Increase in other current assets                                                            (4,101)                (7)
     Decrease in accounts payable and accrued expenses                                           (2,138)            (1,690)
     Increase in accrued salaries and employee benefits                                             560                421
                                                                                               --------           --------
         Net cash provided by (used in) operating activities of continuing operations            (4,110)             5,443
         Net cash used in operating activities of discontinued operations                          (141)              (125)
                                                                                               --------           --------
         Net cash provided by (used in) operating activities                                     (4,251)             5,318
                                                                                               --------           --------
CASH FLOWS - INVESTING ACTIVITIES:
     Purchases of property, plant and equipment, net of proceeds from sales                      (9,553)            (9,129)
     Increase in other assets                                                                      (440)              (361)
                                                                                               --------           --------
         Net cash used in investing activities of continuing operations                          (9,993)            (9,490)
         Net cash provided by investing activities of discontinued operations                      --                   73
                                                                                               --------           --------
         Net cash used in investing activities                                                   (9,993)            (9,417)
                                                                                               --------           --------
CASH FLOWS - FINANCING ACTIVITIES:
     Net proceeds from the sale of common stock                                                   1,918                320
     Proceeds from long-term debt                                                                 5,959              4,041
     Repayments of long-term debt                                                                  (918)              (386)
                                                                                               --------           --------
         Net cash provided by (used in) financing activities                                      6,959              3,975
                                                                                               --------           --------
DECREASE IN CASH AND CASH EQUIVALENTS                                                            (7,285)              (124)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                                    18,653             19,057
                                                                                               --------           --------
CASH AND CASH EQUIVALENTS END OF PERIOD                                                        $ 11,368           $ 18,933
                                                                                               ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the period for:
       Interest                                                                                $    673           $    338
                                                                                               ========           ========
       Income taxes                                                                            $     55           $   --
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

                                                           - 5 -

                                 PRESSTEK, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

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

         The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the fiscal year ended January 1, 2000. The January 1, 2000 information has been derived directly from the annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2000.

         In June 2000 the Company formed a subsidiary, LaserTel, Inc. ("LaserTel") for the purpose of securing its supply of laser diodes. LaserTel is located in the former Delta V Technologies, Inc. ("Delta V") facility in Tucson, Arizona. LaserTel will operate as a subsidiary of Presstek, and will be primarily engaged in the manufacture and development of the Company's high-powered laser diodes. The results of LaserTel's operations for the three and nine month period ending September 30, 2000 were not material to the Company's results of operations.

         In November 1999 the Company acquired 100% of the stock of R/H Consulting, Inc. ("R/H"). R/H was principally engaged in the research and development of laser imageable printing plates. R/H was purchased for $500,000 and 142,855 shares of the Company's common stock. The excess purchase price over book value of net assets acquired of $1.9 million has been allocated to the patents acquired. The acquisition was accounted for as a purchase and accordingly, the results of R/H's operations, which are not material, have been included in the financial statements for the third quarter and nine months ended September 30, 2000. The results of R/H's operations for the comparable periods of fiscal 1999 would not have had a material impact on the Company's results of operations.

         The divestiture of the Company's Delta V subsidiary was recorded in the quarter ended October 2, 1999 and the financial statements for all periods reflect Delta V as a discontinued operation. See Note 8 of notes to the financial statements. All of the following notes, unless otherwise indicated, refer to the continuing operations of Presstek.

         Certain accounts in the fiscal 1999 financial statements have been reclassified for comparative purposes to conform to the presentation in the September 30, 2000 financial statements.

         The Company operates and reports on a 52/53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements include the thirteen week periods ended September 30, 2000 ("the third quarter of fiscal 2000") and October 2, 1999 ("the third quarter of fiscal 1999"), and the thirty- nine week periods ended September 30, 2000 ("the nine months of fiscal 2000") and October 2, 1999 ("the nine months of fiscal 1999").

2.       INVENTORIES

         Inventories are valued at the lower of cost or market, with cost determined using the first-in, first-out method. Inventories consisted of the following:
                                   September 30,     January 1,
                                       2000             2000
                                       ----             ----
                                           (In thousands)
             Raw material             $ 3,169          $ 1,915
             Work in process            4,361            3,055
             Finished goods             2,515            2,244
                                      -------          -------
                                      $10,045          $ 7,214
                                      =======          =======

3.       PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment at cost consisted of the following:

                                                   September 30,   January 1,
                                                        2000          2000
                                                        ----          ----
                                                          (In thousands)
             Land and land improvements               $  2,037      $  2,037
             Buildings and leasehold improvements       23,173        20,476
             Production equipment and other             43,960        34,452
             Construction in progress                    5,280         8,341
                                                      --------      --------
                                                        74,450        65,306
             Less accumulated depreciation             (17,999)      (14,316)
                                                      --------      --------
                                                      $ 56,451      $ 50,990
                                                      ========      ========
4.       LONG-TERM DEBT AND CREDIT FACILITIES

         Long-term debt consisted of the following:

                                         September 30,       January 1,
                                             2000               2000
                                             ----               ----
                                                  (In thousands)
             Mortgage term loan            $  5,512           $  5,925
             Lease line of credit             9,383              3,929
                                           --------           --------
                                             14,895              9,854
             Less current portion            (1,747)            (1,024)
                                           --------           --------
                                           $ 13,148           $  8,830
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

         On October 30, 2000 the Company renewed its credit facilities with Citizens Bank New Hampshire ("Citizens"). These credit facilities, which expire in September 2002, include renewal of the current ten-year mortgage term loan in the amount of $6.9 million, an additional ten-year mortgage term loan in the amount of $4.0 million, and a revolving line of credit loan. The mortgage term loan in the amount of $6.9 million bears a fixed rate of interest of 7.12% per year during the first five years and a variable rate of interest at the LIBOR rate plus 2%, (8.62% at September 30, 2000) for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments will be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued and unpaid interest is due and payable on February 6, 2008.

         The ten-year mortgage term loan in the amount of $4.0 million bears a fixed rate of interest equal to 7.95% during the first five years of the loan, and a fixed rate equal to United States Treasury Notes or Bills with a maturity date closest to the end of the second five years, plus 225 basis points for the remaining five years. During the first five years, principal and interest shall be paid in 60 monthly installments of $48,425. During the remaining five years, principal and interest payments will be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued and unpaid interest is due and payable on October 30, 2010.

         The ten-year mortgage term loans are secured by land and buildings with a cost of approximately $22.0 million.

         The revolving line of credit loan, under which the Company may borrow $16.0 million, is subject to certain restrictions based on applicable percentages of accounts receivable and inventory, as defined by the loan agreement, and is secured by substantially all of the Company's assets. Interest on the line of credit is payable at the LIBOR rate plus 1.50% (7.7% at September 30, 2000).

         Under the terms of the mortgage term loan, the lease line of credit and the revolving line of credit agreements, the Company is required to meet certain financial covenants on a quarterly and annual basis. At September 30, 2000 the Company was in compliance with all financial covenants.

5.       OTHER LONG-TERM LIABILITIES

         On March 24, 2000, the Company reached a settlement with the plaintiffs in the class actions, filed in 1996 on behalf of the Company's shareholders against the Company and certain other defendants, including but not limited to certain of the Company's officers and directors. The Company has also reached a settlement with the plaintiffs in the related derivative suits filed on behalf of the Company. Under the terms of the settlements, the Company will issue 1,305,828 shares of common stock in the amount of $22.9 million. The Company recorded the $22.9 million charge as a long-term liability in the fourth quarter of fiscal 1999, and will issue the shares in the quarter ending December 30, 2000.

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

         The following represents the calculation of basic and diluted earnings
(loss) per share for the three and nine months ended September 30, 2000 and October 2, 1999:

                                                             Three months ended                 Nine months ended
                                                        September 30,     October 2,      September 30,    October 2,
                                                             2000             1999             2000            1999
                                                             ----             ----             ----            ----
                                                                     (In thousands, except per share data)
Income (loss) from continuing operations                 $     1,656     $     (1,778)     $      2,615     $   (7,803)
Loss from discontinued operations                               --            (11,055)             --          (10,948)
                                                         -----------     ------------      ------------     ----------
Net income (loss)                                        $     1,656     $    (12,833)     $      2,615     $  (18,751)
                                                         ===========     ============      ============     ==========

Weighted average common shares outstanding - Basic            32,659           32,317            32,607         32,309
Effect of assumed conversion of stock options                  1,141             --               1,459           --
                                                         -----------     ------------      ------------     ----------
Weighted average common shares outstanding - Diluted          33,800           32,317            34,066         32,309
                                                         ===========     ============      ============     ==========

Earnings (loss) per share - Basic:
    From continuing operations                           $      0.05     $      (0.06)     $        .08     $    (0.24)
                                                         ===========     ============      ============     ==========
    From discontinued operations                         $      --       $      (0.34)     $       --       $    (0.34)
                                                         ===========     ============      ============     ==========
Earnings (loss) per share - Basic                        $      0.05     $      (0.40)     $        .08     $    (0.58)
                                                         ===========     ============      ============     ==========

Earnings (loss) per share - Diluted
    From continuing operations                           $      0.05     $      (0.06)     $        .08     $    (0.24)
                                                         ===========     ============      ============     ==========
    From discontinued operations                         $      --       $      (0.34)     $       --       $    (0.34)
                                                         ===========     ============      ============     ==========
Earnings (loss) per share - Diluted                      $      0.05     $      (0.40)     $        .08     $    (0.58)
                                                         ===========     ============      ============     ==========

         Options and warrants to purchase 339,250 and 307,250 shares of common stock at exercise prices ranging from $16.44 to $26.94 per share were outstanding during a portion of the third quarter and nine months of fiscal 2000, respectively, but were not included in the computation of diluted earnings per share, as the exercise prices of the options and warrants were greater than the average market price of the common shares. These options and warrants, which expire from May 18, 2008 through September 29, 2010, were all outstanding at September 30, 2000. All stock options outstanding for the third quarter and nine months of fiscal 1999 are excluded from the calculation of diluted loss per share, as their effect would be antidilutive.

7.       INCOME TAXES

         The Company did not record a provision for or a charge in lieu of United States federal income taxes for the three and nine months ended September 30, 2000 as a result of net operating loss carryforwards other than those generated from deductions related to stock compensation for the periods. No provision for or charge in lieu of United States federal income taxes was required for the three and nine months ended October 2, 1999, as a result of the tax loss prior to the deductions related to stock compensation for the periods.

         The Company recorded a provision for state income taxes for the three and nine months ended September 30, 2000 in the amount of $85,000 and $150,000, respectively. No provision for or charge in lieu of state income taxes was required for the three and nine months ended October 2, 1999 as a result of the tax loss prior to deductions related to stock compensation for the periods.

8.       DISCONTINUED OPERATIONS

         During the third quarter of fiscal 1999 the Company determined to discontinue the operations of its Delta V subsidiary to allow the Company to further focus its efforts on the core business of digital imaging and plate manufacturing. Located in Tucson, Arizona, Delta V was engaged in the development, manufacture, and sale of vacuum deposition coating equipment for vacuum coating applications. The Company concluded the operations of Delta V at the end of fiscal 1999.

         As a result of the divestiture of Delta V, the Company incurred an $8.5 million loss on disposal of discontinued operations for fiscal year ended January 1, 2000. This included actual closing costs and operating losses incurred in the fourth quarter of fiscal 1999 of $2.2 million, a provision for anticipated closing costs of $1.6 million, $6.1 million related to the write off of goodwill and other intangibles assets, and a reduction in other asset values of $1.6 million. These costs were partially offset by proceeds of $3.0 million received from Minnesota Mining and Manufacturing Co. for the licensing of the Company's intellectual property relating to vacuum-deposited polymer multilayer technology.

         Delta V is reported separately as a discontinued operation, and prior periods have been restated in the financial statements and related footnotes.

         Revenues and income from discontinued operations for the third quarter and nine months of fiscal 1999 were as follows:

                                                       Three months  Nine months
                                                         October 2,   October 2,
                                                            1999         1999
                                                            ----         ----
                                                               (In thousands)
             Revenues                                     $ 1,307      $ 7,248
             Costs and expenses                             2,019        8,365
                                                          -------      -------
             Income (loss) from operations                   (712)      (1,117)
             Other income                                     157          669
                                                          -------      -------
              Net income from discontinued operations     $  (555)     $  (448)
                                                          =======      =======
9.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) is comprised of net income (loss) and all changes in stockholder's equity except those due to investments by owners and distributions to owners, which for the Company includes unrealized gains (losses) on marketable securities. For the fiscal quarters and nine months ended September 30, 2000 and October 2, 1999 there were no differences between net income (loss) and comprehensive income (loss).

10.      SEGMENT INFORMATION

         In the Company's Form 10-K for the fiscal year ended January 2, 1999, two segments were reported, the Digital Imaging Products segment, and Delta V. As a result of the decision to discontinue the operations of its Delta V subsidiary in the third quarter of fiscal 1999, the Company's continuing operations are now reportable as a single business segment.

         Revenues generated under the Company's agreements with Heidelberg and its distributors were $13.5 million and $37.2 million for the third quarter and nine months of fiscal 2000, an increase of $8.6 million or 176% and $22.3 million or 150%. Revenues for the comparable period of fiscal 1999 were $5.0 million and $14.9 million respectively. Revenues from Heidelberg represented 60% and 39% of total revenues for the nine months of fiscal 2000 and 1999, respectively.

11.      OTHER INFORMATION

         The Company had entered into an agreement with the plaintiffs in several class actions lawsuits consolidated under the common caption "Bill Berke, et al. V. Presstek, Inc., et al." in the United States District Court, District of New Hampshire to settle the class action lawsuit. The Company had also executed a memorandum of understanding with respect to settlement of the derivatives lawsuits filed on behalf of the Company, one in the Chancery Court of the State of Delaware and the other in the United States District Court, District of New Hampshire. Under the terms of the class action settlement, $22.0 million, in the form of shares of the Company's common stock, will be paid to the class, with the number of shares to be issued determined by a formula valuing the stock at different time periods. The Company has reserved the right to pay the settlement in cash at the time the settlement becomes effective. In the memorandum of understanding in the derivative litigation, the Company has agreed to certain therapeutic improvements to its internal policies, some of which have already been instituted. The settlement of both the class action and derivative actions required final approval of the United States District Court, which has now been obtained. The Company recorded a charge of $23.2 million in the fourth quarter of fiscal 1999 related to the settlements, $22.9 million of which was recorded as a long term liability.

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

12.      RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance related to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A, which delayed the implementation date of SAB No. 101. In June 2000, the SEC issued SAB No. 101B that further delayed the implementation of SAB No. 101 to the fourth quarter of fiscal 2000. The Company will adopt SAB No. 101, and is currently evaluating the impact, if any, SAB No. 101 will have on its financial position or results of operations. The Company does not expect the adoption of SAB No. 101 to have a material impact on its financial position or results of operations.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------

         "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

         Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the risks of uncertainty and delays associated with launching new market channels with new distribution partners (including Xerox), the impact of third-party suppliers and potential shortages of critical or sole-source component supplies, manufacturing constraints or difficulties (as well as manufacturing difficulties experienced by our sub-manufacturing partners and their capacity constraints), the risks of uncertainty of patent protection and the outcome of patent proceedings (including the Company's current patent litigation), market acceptance of and demand for the Company's products and resulting revenues, development of technology and manufacturing capabilities, the Company's ability to meet production challenges due to increased sales, the impact of competitive products and pricing, litigation and other risks detailed in the Company's filings with the Securities and Exchange Commission. The words "looking forward," "looking ahead," "believe(s)," "should," "plan," "expect(s)," "project(s)," "anticipate(s)," "likely," "potential," "opportunity," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Presstek undertakes no obligation to update any forward-looking statements contained in this 10-Q.

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

         In the third quarter of fiscal 2000, the Company began shipments of the first in a proposed series of new thermal computer-to-plate devices, the Dimension400(TM). The Dimension400 utilizes the Company's next-generation DI technology, the ProFire(TM) integrated imaging system. ProFire integrates the lasers, laser drivers, digital electronics, and motion control into a single package design. The Dimension400 images the Company's own Anthem thermal plates.

         In September 2000, the Company entered into an agreement with Xerox Corporation ("Xerox") to supply Xerox with a series of three Presstek enabled DI(R) presses and related consumables which Xerox will market, distribute and service worldwide on a co-branded basis.

         The products included in the Xerox Agreement are four and five color versions of a B3 size sheet-fed press which Xerox will market as the DocuColor 400 DI-4 and the DocuColor 400 DI-5, respectively, and an A3 size four-color sheet-fed press which Xerox will market as the DocuColor 233 DI. The Xerox Agreement also covers distribution of PEARLdry(TM) spooled printing plates. According to the terms of the Xerox Agreement, Xerox will have exclusive marketing and sales rights to the DocuColor 400 DI presses and sales and distribution rights to the DocuColor 233 DI. Shipments of both presses are expected to begin late in the fourth quarter of fiscal 2000.

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

         In June 2000 the Company formed a subsidiary, LaserTel, Inc. ("LaserTel") for the purpose of securing its supply of laser diodes. LaserTel is located in the former Delta V Technologies, Inc. ("Delta V") facility in Tucson, Arizona. LaserTel will operate as a subsidiary of Presstek, and will be primarily engaged in the manufacture and development of the Company's high-powered laser diodes. The results of LaserTel's operations for the three and nine month period ended September 30, 2000 were not material to the Company's results of operations.

         During the third quarter of fiscal 1999 the Company determined to discontinue the operations of Delta V to allow the Company to further focus its efforts on the core business of digital imaging and plate manufacturing. Located in Tucson, Arizona, Delta V was engaged in the development, manufacture, and sale of vacuum deposition coating equipment for vacuum coating applications. The Company concluded the operations of Delta V as of the end of the fiscal year ended January 1, 2000.

         As a result of the divestiture of Delta V, the Company incurred an $8.5 million loss on disposal of discontinued operations for the fiscal year ended January 1, 2000. This included actual closing costs and operating losses incurred in the fourth quarter of fiscal 1999 of $2.2 million, a provision for anticipated closing costs of $1.6 million, $6.1 million related to the write off of goodwill and other intangibles assets, and a reduction in other asset values of $1.6 million. These costs were partially offset by proceeds of $3.0 million received from Minnesota Mining and Manufacturing Co., for the licensing of the Company's intellectual property relating to vacuum-deposited polymer multilayer technology. Delta V is reported separately as a discontinued operation, and prior periods have been restated in the Company's financial statements, related footnotes and the management's discussion and analysis to conform to this presentation.

         In November 1999 the Company acquired 100% of the stock of R/H Consulting, Inc. ("R/H"). R/H was principally engaged in the research and development of laser imageable printing plates. R/H was purchased for $500,000 in cash and 142,855 shares of the Company's common stock. The excess of the purchase price paid over the book value of net assets acquired of $1.9 million has been allocated to the patents acquired. The acquisition was accounted for as a purchase and accordingly the results of R/H's operations have been included in the financial statements for the third quarter and nine months ended September 30, 2000. The results of R/H's operations for the comparable periods of fiscal 1999 would not have had a material impact on the Company's results of operations.

         The Company operates and reports on a 52/53 week fiscal year, ending on the Saturday closest to December 31. Accordingly, the financial statements include the thirteen week periods ended September 30, 2000 ("the third quarter of fiscal 2000") and October 2, 1999 ("the third quarter of fiscal 1999"), and the thirty-nine week periods ended September 30, 2000 ("the nine months of fiscal 2000") and October 2, 1999 ("the nine months of fiscal 1999").

RESULTS OF OPERATIONS

REVENUES

         Revenues consist of product sales, royalties, fees and other reimbursements. Revenues for the third quarter and nine months of fiscal 2000 were $22.0 million and $62.3 million respectively, an increase of $7.8 million or 55% and $24.4 million or 64% respectively, as compared to $14.2 million and $37.9 million for the third quarter and nine months of fiscal 1999.

         Product sales for the third quarter and nine months of fiscal 2000 were $19.6 million and $55.1 million, respectively, compared to $12.7 million and $33.3 million for the third quarter and nine months of fiscal 1999, an increase of $6.9 million or 54% and $21.8 million or 65%. The increase was primarily due to increased shipments to Heidelberg for direct imaging systems used in the Quickmaster DI, as well as an increase in sales of the Company's proprietary digital media and consumable products. Revenues generated from the sale of the Company's PEARLdry(TM) and other consumable products included in product sales were $11.6 million and $31.9 million for the third quarter and nine months of fiscal 2000, an increase of 25% and 17% as compared to $9.3 million and $27.3 million for the comparable periods in fiscal 1999. These consumable revenues include $12.9 million and $12.8 million for the nine months of fiscal 2000 and 1999, respectively, sold under the Company's agreements with Heidelberg.

         Royalties and fees from licensees for the third quarter and nine months of fiscal 2000 were $2.4 million and $7.2 million respectively, an increase of $900,000 or 60% and $2.5 million or 53% as compared to $1.5 million and $4.7 million for the comparable periods in fiscal 1999. Royalties increased $2.0 million and $6.1 million for the third quarter and nine months of fiscal 2000, due to increased shipments to Heidelberg for direct imaging systems used in the Quickmaster DI. This increase was offset by corresponding decreases in the same periods of $1.0 million or 76% and $3.6 million or 80% in engineering fees primarily as a result of concluding the development phase of the Company's agreement with Fuji.

         Revenues generated under the Company's agreements with Heidelberg and its distributors for the third quarter and nine months of fiscal 2000 were $13.5 million and $37.2 million respectively, an increase of $8.6 million or 176% and $22.3 million or 150%, as compared to the third quarter and nine months of fiscal 1999. Revenues from Heidelberg represented 60% and 39% of total revenues for the nine months of fiscal 2000 and 1999, respectively.

         In fiscal 1999, the Company significantly reduced production levels of direct imaging systems used in the Quickmaster DI press, based on requirements from Heidelberg. The Company subsequently received orders in fiscal 1999 from Heidelberg in connection with its direct imaging systems used in the Quickmaster DI. Based on the delivery schedule for these orders, the Company resumed production with initial low level shipments of its direct imaging systems late in the third quarter of fiscal 1999. The Company expects to continue shipments through the end of fiscal 2000. Additionally, the Company believes production levels through the end of fiscal 2000 will continue in line with the actual rate of Quickmaster DI's made by Heidelberg.

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

COST OF PRODUCTS SOLD

         Cost of products sold consists of the costs of material, labor and overhead as well as future warranty costs associated with product sales. Cost of products sold for the third quarter and nine months of fiscal 2000 were $12.0 million and $33.8 million, respectively, as compared to $9.0 million and $24.5 million for the comparable periods in fiscal 1999. The gross margin increased to 39% in both the third quarter and nine months of fiscal 2000 from 29% and 26% for the comparable periods in fiscal 1999. These increases are primarily attributed to the results of economies of scale related to increased manufacturing volumes and favorable yields associated with proprietary digital media and consumable products, and increased manufacturing volumes of the direct imaging systems sold to Heidelberg for use in the Quickmaster DI.

         The Company anticipates that the gross margin on product sales will approximate first quarter levels through the remainder of fiscal 2000. There can be no assurance, however, that the actual gross margins will not be lower than anticipated.

RESEARCH AND PRODUCT DEVELOPMENT

         Research and product development expenses consist primarily of payroll and related expenses or personnel, parts and supplies, and fees for contracted services required to conduct the Company's equipment and consumable product development efforts.

         Research and product development expenses for the third quarter and nine months of fiscal 2000 were $3.4 million and $12.1 million or 15% and 19% of revenues respectively, as compared to $3.9 million and $12.2 million or 27% and 32% of revenues for the comparable periods in fiscal 1999. The decrease of $530,000 or 14% for the third quarter of fiscal 2000 is primarily attributable to the conclusion of the development efforts associated with the Company's contract with Fuji.

         The Company expects these expenditures to continue at current levels through the remainder of fiscal 2000 as it concludes development efforts related to its recently introduced ProFire integrated imaging system and certain other development efforts. There can be no assurance however, that these expenses will not be greater than currently anticipated.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses consist primarily of payroll and related expenses for personnel, advertising, promotional and trade show expenses and travel costs. Sales and marketing expenses for the third quarter and nine months of fiscal 2000 were $2.3 million and $7.1 million or 10% and 11% of revenues respectively, as compared to $1.5 million and $4.3 million or 11% of revenues for the comparable periods in fiscal 1999. The increases of $823,000 or 54% and $2.7 million or 63% for the third quarter and nine months of fiscal 2000, respectively resulted primarily from increased expenditures associated with the Company's attendance at the GraphExpo trade show in September, and the Drupa 2000 trade show in May. Increases in salaries as a result of head count growth, and in professional services relate to the Company's continued expansion of its worldwide sales, distribution and customer support network.

         It is expected that these expenditures, after adjusting for the $2.1 million in trade show related expenses for the nine months of fiscal 2000 will continue to increase through fiscal 2000, as the Company continues to expand its distribution and customer support network. There can be no assurance, however, that these expenditures will not be greater than currently anticipated.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses consist primarily of payroll and related expenses for personnel, and fees for contracted professional services. General and administrative expenses for the third quarter and nine months of fiscal 2000 were $2.6 million and $6.8 million or 12% and 11% of revenues respectively, as compared to $1.6 million and $5.1 million or 11% and 13% of revenues for comparable periods in fiscal 1999. The increases of $922,000 or 57% and $1.6 million or 32% for the third quarter and nine months of fiscal

2000, respectively, resulted primarily from increased expenditures for salaries as a result of headcount growth, legal and other professional services necessary to conduct the administrative functions of the Company.

         The Company anticipates that general and administrative costs for fiscal 2000 will continue at current levels, however there can be no assurance that these expenses will not be greater than anticipated.

OTHER INCOME AND EXPENSE

         Other income net, for the third quarter and nine months of fiscal 2000 was $12,000 and $176,000, respectively, as compared to $118,000 and $488,000 or 1% of revenues for the comparable periods in fiscal 1999. Dividend and interest income for the third quarter and nine months of fiscal 2000 was $258,000 and $733,000, as compared to dividend and interest income of $231,000 and $747,000 for the comparable periods in fiscal 1999. Interest expense for the third quarter and nine months of fiscal 2000 was $306,000 and $673,000 as compared to $112,000 and $338,000 for the comparable periods of fiscal 1999. The increase in interest expense of $194,000 and $335,000 for the third quarter and nine months of fiscal 2000 is primarily attributed to an increase in interest expense incurred as a result of the increased borrowings related to the Company's lease line of credit facility with Keybank National Association.

         The Company anticipates that dividend and interest income will be reduced for the remainder of fiscal 2000, as the Company's requirement for working capital increases, and average cash balances available for investment are reduced. The Company also anticipates that interest expense will increase as the Company's borrowings have increased.

PROVISION FOR INCOME TAXES

         The Company did not record a provision for or a charge in lieu of United States federal income taxes for the three and nine months ended September 30, 2000 as a result of net operating losses carryforwards other than those generated from deductions related to stock compensation for the periods. No provision for or charge in lieu of United States federal income taxes was required for the three and nine months ended October 2, 1999, as a result of the tax loss prior to deductions related to stock compensation for the periods.

         The Company recorded a provision for state income taxes for the three and nine months ended September 30, 2000 in the amount of $85,000 and $150,000, respectively. No provision for or charge in lieu of state income taxes was required for the three and nine months ended October 2, 1999 as a result of the tax loss prior to deductions related to stock compensation for the periods.

INCOME (LOSS) FROM CONTINUING OPERATIONS

         As a result of the foregoing, the Company had income from continuing operations of $1.7 million and $2.6 million for the third quarter and nine months of fiscal 2000, as compared to losses of $1.8 million and $7.8 million for the third quarter and nine months of fiscal 1999.

LOSS FROM DISCONTINUED OPERATIONS

         The results of operations of Delta V are presented as discontinued operations. The Company discontinued the operations of Delta V at the end of fiscal 1999. Losses from the discontinued operations of Delta V were $555,000 and $448,000 for the third quarter and nine months of fiscal 1999, respectively. Losses from the disposal of discontinued operations were $10.5 million for both the third quarter and nine months of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company had cash, cash equivalents of $11.4 million and working capital of $29.2 million as compared to cash, cash equivalents of $18.7 million and working capital of $25.4 million at January 1, 2000.

         Net cash used in operating activities of continuing operations was $4.3 million for the nine months of fiscal 2000, as a result of income from operations of $2.6 million, non-cash items of depreciation and amortization of $4.9 million, provisions for warranty of $784,000 and losses on accounts receivable of $870,000, offset by increases in accounts receivable of $4.9 million reflecting higher sales volume and increases in inventories of $2.8 million as a result of greater production requirements. Other assets increased by $4.1 million, primarily reflecting advanced payments made to suppliers in connection with the Xerox Agreement.

         Net cash used in investing activities of continuing operations was $10.0 million for the nine months of fiscal 2000 and consisted primarily of additions to property, plant and equipment used in the Company's business of $9.6 million. These additions include $1.8 million for additional plate manufacturing equipment which is expected to reduce the cost of manufacturing the Company's proprietary digital media and consumable products and enhance the Company's development capabilities, $3.3 million related to the construction of the second phase of its 55 Executive Drive facility, as well as $3.0 million in equipment purchases related to the manufacture of laser diodes at the Company's LaserTel subsidiary.

         Net cash provided by financing activities for the nine months of fiscal 2000 totaled $7.0 million and consisted primarily of the proceeds from the lease line of credit with Keybank of $6.0 million, as well as the issuance of common stock incident to the exercise of stock options of $1.9 million, offset by payments on the mortgage term loan and lease line of credit facility of $921,000.

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

         On October 30, 2000 the Company renewed its credit facilities with Citizens Bank New Hampshire ("Citizens"). These credit facilities, which expire in September 2002, include renewal of the current ten-year mortgage term loan in the amount of $6.9 million, an additional ten-year mortgage term loan in the amount of $4.0 million, and a revolving line of credit loan. The mortgage term loan in the amount of $6.9 million bears a fixed rate of interest of 7.12% per year during the first five years and a variable rate of interest at the LIBOR rate plus 2%, (8.62% at September 30, 2000) for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments will be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued and unpaid interest is due and payable on February 6, 2008.

         The ten-year mortgage term loan in the amount of $4.0 million bears a fixed rate of interest equal to 7.95% during the first five years of the loan, and a fixed rate equal to United States Treasury Notes or Bills with a maturity date closest to the end of the second five years, plus 225 basis points for the remaining five years. During the first five years, principal and interest shall be paid in 60 monthly installments of $48,425. During the remaining five years, principal and interest payments will be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued and unpaid interest is due and payable on October 30, 2010.

         The ten-year mortgage term loans are secured by land and buildings with a cost of approximately $22.0 million.

         The revolving line of credit loan, under which the Company may borrow $16.0 million, is subject to certain restrictions based on applicable percentages of accounts receivable and inventory, as defined by the loan agreement, and is secured by substantially all of the Company's assets. Interest on the line of credit is payable at the LIBOR rate plus 1.50% (7.7% at September 30, 2000).

         Under the terms of the mortgage term loan, the lease line of credit and the revolving line of credit agreements, the Company is required to meet certain financial covenants on a quarterly and annual basis. At September 30, 2000 the Company was in compliance with all financial covenants.

         The Company has approved total expenditures for fiscal 2000 of $5.0 million for the second phase of its facility at 55 Executive Drive. The Company is funding the construction with existing cash and cash flow from operations. This additional facility will include the Company's corporate offices, sales and marketing operations, as well as additional manufacturing facilities, and is expected to be completed at the end of November 2000. Through the third quarter of fiscal 2000 the Company had expended approximately $3.3 million for this construction.

         The Company believes that the existing funds, cash flow from operations, and cash available under its revolving line of credit and lease line of credit facilities should be sufficient to satisfy working capital requirements and capital expenditures for the next twelve months.

EFFECT OF INFLATION

         Inflation has not had, and is not expected to have, a material impact upon the Company's operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance related to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A, which delayed the implementation date of SAB No. 101. In June 2000, the SEC issued SAB No. 101B that further delayed the implementation of SAB No. 101 to the fourth quarter of fiscal 2000. The Company will adopt SAB No. 101, and is currently evaluating the impact, if any, SAB No. 101 will have on its financial position or results of operations. The Company does not expect the adoption of SAB No. 101 to have a material impact on its financial position or results of operations.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         See Part I - Item 3 of the Company's Form 10-K for the fiscal year ended January 1, 2000 and Note 5 and Note 11 of Notes to the Financial Statements of this Form 10Q for a description of certain legal proceedings pending against the Company and certain of its officers and directors. All of such information is hereby incorporated by reference in response to this item.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) On June 19, 2000, the Company held its Annual Meeting of Stockholders.

         (b) At such meeting, each of the following individuals were elected to serve as members of the Board of Directors of the Company to hold office until the next Annual Meeting of Stockholders and until their successors have been duly elected and qualified or until their earlier resignation or removal.

                      Richard A. Williams
                      Robert W. Hallman
                      Robert E. Verrando
                      Robert Howard
                      Dr. Lawrence Howard
                      John W. Dreyer
                      Daniel S. Ebenstein
                      John B. Evans
                      Edward J. Marino
                      Harold N. Sparks

         (c) At such meeting, the stockholders of the Company voted:

             (1) To elect ten (10) directors to hold office until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified. The votes cast were as follows:

         ----------------------------- --------------- ------------- -------------- --------------- ----------------
         Nominee                       Votes For       Votes Against Votes Withheld Votes Abstained Broker Non-Votes
         ----------------------------- --------------- ------------- -------------- --------------- ----------------
         Richard A. Williams             28,119,764                      308,257
         ----------------------------- --------------- ------------- -------------- --------------- ----------------
         Robert W. Hallman               28,119,764                      308,257
         ----------------------------- --------------- ------------- -------------- --------------- ----------------
         Robert E. Verrando              28,059,127                      368,894
         ----------------------------- --------------- ------------- -------------- --------------- ----------------
         Robert Howard                   27,413,331                    1,014,690
         ----------------------------- --------------- ------------- -------------- --------------- ----------------
         Dr. Lawrence Howard             27,980,361                      447,660
         ----------------------------- --------------- ------------- -------------- --------------- ----------------
         John W. Dreyer                  28,077,961                      350,060
         ----------------------------- --------------- ------------- -------------- --------------- ----------------

         ----------------------------- --------------- ------------ -------------- -------------- ---------------
         Daniel S. Ebenstein             28,054,122                     373,889
         ----------------------------- --------------- ------------ -------------- -------------- ---------------
         John B. Evans                   28,080,529                     347,492
         ----------------------------- --------------- ------------ -------------- -------------- ---------------
         Edward J. Marino                28,057,959                     370,062
         ----------------------------- --------------- ------------ -------------- -------------- ---------------
         Harold N. Sparks                27,548,743                     879,278
         ----------------------------- --------------- ------------ -------------- -------------- ---------------

         (d) Not Applicable.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  10.1  Master Supply and Distribution Agreement by and between
                    Presstek, Inc. and Xerox Corporation dated September 22, 2000 (filed herewith).*

              10.2 Amendment to Loan Agreement and Related Loan Documents by and among Presstek, Inc., Lasertel, Inc., and Citizens Bank New Hampshire dated as of October 30, 2000 (filed herewith).

              10.3 Guaranty Agreement by Lasertel, Inc., to the benefit of Citizens Bank New Hampshire made as of October 30, 2000 (filed herewith).

              10.4 Term Note dated October 30, 2000 made by Presstek, Inc. in favor of Citizens Bank New Hampshire (filed herewith).

              10.5 Security Agreement by and between Lasertel, Inc. and Citizens Bank New Hampshire dated October 30, 2000 (filed herewith).

              10.6 Assignment of Lease Agreement by and between Presstek, Inc. and Citizens Bank New Hampshire made as of October 30, 2000 (filed herewith).

              10.7 Mortgage and Security Agreement between Presstek, Inc. and Citizens Bank New Hampshire dated October 30, 2000 (filed herewith).

              10.8 Replacement Revolving Line of Credit Promissory Note dated October 30, 2000 issued by Presstek, Inc. in favor of Citizens Bank New Hampshire (filed herewith).

              10.9 Stipulation of Settlement by and among Presstek, Inc. et al and Representative Plaintiffs (on behalf of themselves and each of the Class Members) dated March 23, 2000 (filed herewith).

              27    Financial Data Schedule (EDGAR) (filed herewith)

                * Confidential Treatment requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PRESSTEK, INC.
                                  (Registrant)


Dated: November 14, 2000         By:   /s/ Robert W. Hallman
                                       ---------------------
                                       Robert W. Hallman
                                       Chief Executive Officer
                                       (Principal Executive, and Duly
                                       Authorized Officer)

Dated: November 14, 2000         By:   /s/ Neil Rossen
                                       ------------------------------
                                       Neil Rossen
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

               NO.                    DESCRIPTION

              10.1 Master Supply and Distribution Agreement by and between Presstek, Inc. and Xerox Corporation dated September 22, 2000 (filed herewith).*

              10.2 Amendment to Loan Agreement and Related Loan Documents by and among Presstek, Inc., Lasertel, Inc., and Citizens Bank New Hampshire dated as of October 30, 2000 (filed herewith).

              10.3 Guaranty Agreement by Lasertel, Inc., to the benefit of Citizens Bank New Hampshire made as of October 30, 2000 (filed herewith).

              10.4 Term Note dated October 30, 2000 made by Presstek, Inc. in favor of Citizens Bank New Hampshire (filed herewith).

              10.5 Security Agreement by and between Lasertel, Inc. and Citizens Bank New Hampshire dated October 30, 2000 (filed herewith).

              10.6 Assignment of Lease Agreement by and between Presstek, Inc. and Citizens Bank New Hampshire made as of October 30, 2000 (filed herewith).

              10.7 Mortgage and Security Agreement between Presstek, Inc. and Citizens Bank New Hampshire dated October 30, 2000 (filed herewith).

              10.8 Replacement Revolving Line of Credit Promissory Note dated October 30, 2000 issued by Presstek, Inc. in favor of Citizens Bank New Hampshire (filed herewith).

              10.9 Stipulation of Settlement by and among Presstek, Inc. et al and Representative Plaintiffs (on behalf of themselves and each of the Class Members) dated March 23, 2000 (filed herewith).

              27    Financial Data Schedule (EDGAR) (filed herewith)

             * Confidential Treatment requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.