Form 10-K
period 2000-12-30
PRESSTEK INC /DE/
filed 2001-03-30
CIK 846876

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 30, 2000

                                       OR

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________

                           COMMISSION FILE NO. 0-17541
                           ---------------------------


                                 PRESSTEK, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                      02-0415170
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


              55 EXECUTIVE DRIVE, HUDSON, NEW HAMPSHIRE 03051-3907
              ----------------------------------------------------
           (Address of principal executive offices including zip code)


Registrant's telephone number, including area code:          (603) 595-7000
                                                             --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK,
                                                             $.01 PAR VALUE
                                                             --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 15, 2001, was approximately $338,000,000.

As of March 15, 2001, there were 33,259,806 shares of the registrant's common stock outstanding.

                      Documents Incorporated by Reference:

Parts of the definitive Proxy Statement (which is expected to be filed within 120 days after the Company's fiscal year end) for the Registrant's Annual Meeting of Stockholders to be held on June 5, 2001 are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.   BUSINESS
          --------
GENERAL

Presstek, Inc. (the "Company", "Presstek", "we" or "us") is a manufacturer, developer and marketer of non-photographic, digital imaging and printing plate technologies for the printing and graphic arts industries. Presstek's products and applications incorporate its patented, proprietary PEARL(R) and DI(R) digital imaging technologies and utilize PEARL consumables for computer-to-plate ("CTP") and direct-to-press applications. The Company's patented DI and PEARL thermal laser diode product family enables its customers to produce high quality, full-color lithographic printed materials more quickly and cost effectively. In the late 1980's, the Company developed a direct imaging system that would allow digitally formatted file data to be used to image a plate directly on the printing press. Presstek's technology and products use thermal energy generated by lasers to reproduce digital files directly onto printing plates. This eliminates the daylight sensitive, photomechanical and chemical processes associated with other imaging methods.

The Company's development work ultimately led to the commercialization of its patented, proprietary PEARL direct imaging technology. This direct imaging technology, which uses high powered semiconductor laser diodes and thermal ablation printing plate materials, is currently being used in a variety of both on-press and off-press applications. The Company believes that both PEARL and DI represent technological advances for the worldwide printing and publishing industry, since they can be used for both on-press and off-press applications. This capability provides a number of new applications for direct imaging systems and proprietary thermal based digital media and consumable printing plates. The Company's past investments in its proprietary digital imaging technologies have resulted in more than 200 patents issued or allowed and more than 130 applications pending throughout the world. The Company believes these patents, combined with its thirteen years of experience in developing digital imaging systems, place the Company in a significant position in its chosen markets. See "Patents and Proprietary Rights".

In April 2000 the Company incorporated an Arizona subsidiary, LaserTel, Inc. ("LaserTel") for the purpose of securing its supply of laser diodes. LaserTel is located in the former Delta V Technologies, Inc. ("Delta V") facility in Tucson, Arizona, and is primarily engaged in the manufacture and development of the Company's high-powered laser diodes. While the Company established LaserTel primarily to gain some control over the source of laser diodes, the nature of LaserTel's technology and the Company's available capacity have enabled LaserTel to find additional market applications for its laser technology. As a result, LaserTel is currently developing laser prototypes for qualification in the telecommunications, defense, and medical industries. LaserTel has particular experience in the design and fabrication of multi-mode high power laser diodes. This experience spans ten years of development activity at Presstek and is expected to support applications in telecommunications as well as graphic arts. There can be no assurance, however that these products will be commercially successful or produce significant revenues for the Company or LaserTel.

The Company operates in two reportable segments, the Digital Imaging Products segment and the LaserTel segment. The Digital Imaging Products segment is primarily engaged in the development, manufacture and sales of proprietary digital imaging systems and printing plate technologies for CTP and direct-to-press applications. The LaserTel segment is primarily engaged in the manufacture and development of Presstek's high-powered laser diodes.

Information about the Company's business segments and geographic information are included in Note 10 of notes to the financial statements. The Company operated in one business segment for fiscal 1999 and 1998.

Presstek was incorporated in Delaware in 1987 and has its principal offices at 55 Executive Drive in Hudson, New Hampshire.

STRATEGY, BACKGROUND AND STRATEGIC RELATIONSHIPS

The Company's business strategy is based in part on strategic alliances and relationships with companies in the graphic arts industry and the packaging industry. This strategy includes licensing intellectual property; specialized product development based on the Company's proprietary technologies; and the manufacture of imaging systems for inclusion in other manufacturers' products. The manufacture of the Company's own end user and private label products, as well as the manufacture of proprietary thermal plate materials for use in Presstek's and other manufacturers' imaging hardware and printing presses, is also an important aspect of the business strategy.

HEIDELBERG

This strategy led to the development of an important and long-term relationship with Heidelberger Druckmaschinen AG ("Heidelberg"), one of the world's largest manufacturer of printing presses and printing equipment, based in Germany. This relationship was formalized with the signing of a Master Agreement and a Technology License Agreement in January 1991, which covered the integration of the PEARL Direct Imaging technology into various presses manufactured by Heidelberg. The manufacture of components, at specified rates, for these presses and the commercialization of such presses are also covered by the agreements.

The Master Agreement and Technology License Agreement are sometimes collectively referred to hereafter as the "Heidelberg Agreements". Under the Heidelberg Agreements, Heidelberg is required to pay royalties to the Company based on the net sales prices of various specified types of Heidelberg presses on which the Company's PEARL Direct Imaging technology is used. Heidelberg has been provided with certain rights for use of the PEARL Direct Imaging technology for the Quickmaster DI format size. The Heidelberg Agreements have been modified to provide Heidelberg with a fixed royalty rate for the Company's PEARL Direct Imaging systems used in the Quickmaster DI. The Heidelberg Agreements expire in December 2011 subject to certain early termination and extension provisions.

In fiscal 1998 and 1999 the Company materially reduced production levels of direct imaging systems used in the Quickmaster DI press, based on requirements from Heidelberg. The Company resumed production with initial low level shipments of its direct imaging systems late in the third quarter of fiscal 1999, and increased production levels in fiscal 2000 in line with the actual rate of Quickmaster DI's produced by Heidelberg.

Sales to Heidelberg represented approximately 57%, 39%, and 57% of revenues for fiscal 2000, 1999 and 1998, respectively. The loss of Heidelberg as a customer would have a material adverse effect on the Company's business and results of operations.

OTHER STRATEGIC RELATIONSHIPS

In addition to its association with Heidelberg, the Company has also developed and expanded business relationships with other companies in the industry. Certain of these relationships involve new products that became available late in fiscal 2000 or are expected to become available in the first half of fiscal 2001.

In fiscal 2000, Presstek and Ryobi Limited ("Ryobi") of Japan completed the development of an A3 format size four-color sheet-fed press, which was introduced in May 2000, and will be marketed by Ryobi as the 3404DI. Incorporating Presstek's dual plate cylinder concept, this press also features the Company's internal automated plate cylinder design, ProFire(TM) technology, and PEARLdry(TM) spooled plates. The small format of this press is designed to appeal to quick printers, in-plant printers, and copy centers looking to expand their service with offset color printing.

In September 2000, the Company entered into a supply and distribution agreement with Xerox Corporation ("Xerox") to supply a series of three Presstek enabled DI presses and related consumables. Under this relationship, Xerox will market, distribute and service these presses and consumables worldwide on a co-branded basis.

The products included in the Xerox Agreement are four and five color versions of a B3 format sheet-fed press. This press, which was introduced in May 2000, incorporates the Company's internal automated plate cylinder design, ProFire technology, and PEARLdry spooled plates. This press accommodates a large number of commercial printing applications. The five-color press is designed to give printers the flexibility to produce custom versions, custom colors, and special finishes within a single print run. Xerox will market this press as the DocuColor 400 DI. Also included in the Xerox Agreement is an A3 format size four-color sheet-fed press which will be marketed as the DocuColor 233 DI. According to the terms of the Xerox Agreement, Xerox has, subject to certain performance criteria, exclusive marketing and sales rights to the DocuColor 400 DI presses and sales and distribution rights to the DocuColor 233 DI. The Agreement also covers distribution of PEARLdry spooled printing plates. The Company's relationship with Xerox is in its early stages. Due to a number of factors, there has been a three to four month delay in the delivery of presses to Xerox versus that which had been planned under the original terms of the Xerox Agreement. Initial press shipments, customer support training programs and other activities are progressing, but at this time, there can be no assurance that additional delays will not result in reduced press shipments to Xerox in fiscal 2001.

KBA-Planeta AG, a supplier of medium and large format sheet-fed offset printing presses, manufactures and markets a digital offset press, the 74 Karat. This press uses Presstek's direct imaging and related intellectual property under license, and Presstek's patented thermal ablation printing plates.

The Company entered into an agreement with Sakurai's Graphic Systems ("Sakurai") of Japan to provide the newest version of its DI technology for Sakurai's larger format multicolor offset press. When used in DI mode, this press will also use the Company's no process plate media. The Company is currently developing a prototype system incorporating its ProFire technology. Because this relationship is in the early stages, there can be no assurance that the Company will successfully complete or commercialize this product.

Presstek and Akiyama Printing Machinery Manufacturing Corp., ("Akiyama") of Japan, have also jointly announced a development program to create a DI version of Akiyama's J Print press for the book printing market. The new J Print press will incorporate the Company's direct imaging and digital plate media technologies. The project is currently in the design phase, but there can be no assurance that it will progress to a prototype program in 2001.

The Company is pursuing other business relationships that it believes may result in broader use of the Company's digital imaging and printing plate technologies in existing, as well as new applications. Through its LaserTel subsidiary, the Company is also broadening its range of laser applications into the telecommunications, defense, and medical markets. There can be no assurance, however, that the Company, any Company product or any products incorporating the Company's technology will be able to compete successfully in these markets.

THE COMPANY'S PEARL AND DI DIGITAL IMAGING SYSTEMS

The Company's PEARL digital imaging system is composed of a series of solid state semiconductor laser diodes held in a fixed array that can range in size, depending on the application, from as few as 8 diodes to as many as 32 or more diodes. Each diode is under computer control and can be turned off and on at high speeds, usually measured in microseconds. When the diode is turned on, it creates a miniature, precise, micron-measured beam of high-power, infrared laser light. The beam is focused on a specific area on the surface of the thermal printing plate causing this area of the plate to instantaneously heat up, creating an imaging by ablation effect. This ablation effect creates an ink-receptive surface, or a water receptive surface in the case of positive writing plates. This laser-based imaging concept is used on both the Company's direct-to-press and CTP systems.

The Company also recently commercialized its next-generation DI technology, the ProFire integrated imaging system. The ProFire imaging system, introduced in May 2000, integrates the lasers, laser drivers, digital electronics, and motion control into one modular package design that can be adapted to many CTP devices or direct imaging presses. The ProFire system has three major components: the FirePower(TM) laser diode system, made up of unique four-beam laser diodes and laser drivers, the integrated motion system that controls the placement of the laser diodes, and the FireStation(TM) digital controller and data server. This modular system allows the Company to expand the number of diodes mounted on a fixed array, increasing speed and overall imaging performance. Due to its compact size, the integrated imaging module fits within the side rails of most printing presses. The drop-in module is also more easily incorporated into CTP products for off-press imaging.

THE DIMENSION PRODUCT LINE

The Dimension platesetter is a CTP imaging device that can image both the Company's wet and dry thermal offset plates in an A3 (2-up), A2 (4-up) or A1 (8-up) format size. The Dimension utilizes Presstek's ProFire direct imaging technology, and can produce completely imaged printing plates, ready to be mounted on a printing press, within 3 to 5 minutes depending on the plate size. Anthem plates require a simple water wash after imaging to prepare the plate for mounting on the press. Alternatively, if the Dimension is imaging PEARLdry plates, the user must first wipe the ablated debris from the imaging process off the surface of the plate. For operators of conventional printing presses, the Dimension series of CTP systems is designed to allow printers to realize many of the benefits of Direct Imaging before investing in a new press.

The Company continues to develop and commercialize its PEARL and DI CTP systems. There can be no assurance however that the Company will be able to successfully commercialize these or other products, or enter into any additional arrangements which will result in the further commercialization of its Dimension product line.

THE COMPANY'S PEARL DIGITAL MEDIA AND PLATES

The Company's PEARL digital media and plates are available in waterless form, such as PEARLdry for the Quickmaster DI, the Ryobi 3404DI, and the DocuColor 233 and 400 DI, or Anthem(TM), the Company's thermal plate for CTP imaging. All of these plates are based on the Company's proprietary thermal ablation imaging technology, which means the plates respond to heat and not to light. Presstek's plates are able to convert the laser light into heat because of a special metalized layer that is sensitive to the wave length of the laser light source. The Company's plate materials have a wide infrared spectral sensitivity range (800 to 1200 nanometers) and can be used with a variety of both "YAG" and semiconductor diode laser imaging systems. These plates also utilize unique chemically free processing methods.

The Company's latest plate technology, Anthem, is the first in what the Company believes will be a family of plates for wet offset lithography. Anthem plates use a grained anodized aluminum plate based on Presstek's patented imaging technology and combine ablative imaging and chemically free cleaning with run lengths of up to 100,000 impressions. The Anthem plate runs with a wide range of fountain chemistry and inks and can be imaged on many thermal CTP systems. The physical and chemical durability are built in as part of the manufacturing process, providing consistent performance and wide latitude. Anthem's market includes a broad base of installed conventional wet offset presses, currently the largest segment of the printing industry. The Company believes this wet offset plate product has broad market potential due to the large number of wet offset printing presses installed on a worldwide basis. There can be no assurance, however, that printers currently equipped with conventional wet offset presses will purchase CTP systems that use Anthem plates.

The current PEARLdry plate is a second-generation product based on the Company's PEARLdry technology. The plate uses a specially formulated silicone material that is coated over the metalized infrared absorbing layer. The silicone layer is oleophobic and when the imaging laser causes the ablation process to occur, the resulting hole created by the laser in the silicone becomes ink receptive. Presstek's PEARLdry plates are used in the Quickmaster DI, the GTO-DI, the Ryobi 3404DI, the DocuColor 233 DI and 400 DI, the Adast 705C DI, the KBA 74 Karat, and the Kammann CD imaging system. The Company's Dimension platesetter and other direct-to-plate systems also are able to image the Company's PEARLdry plate.

The Company continues to develop thermal consumable plate products that can be imaged by both its own Direct Imaging systems as well as high-energy laser-based, CTP and direct-to-press systems offered by companies such as Creo Products, Inc. and others. There can be no assurance, however, that the Company will be able to successfully commercialize products that incorporate this technology.

MANUFACTURING

The Company operates manufacturing sites in Hudson, New Hampshire and Tucson, Arizona.

Presstek's direct imaging systems and CTP systems are manufactured at the Company's facility located at 55 Executive Drive in Hudson, New Hampshire. The Company uses a number of outside vendors who supply many of the products' components and assemblies, which are assembled by the Company into completed systems - either computer-to-press, direct imaging systems used in the Quickmaster DI, Ryobi 3404DI, DocuColor 233 DI and 400 DI, or CTP imaging systems, such as the Dimension. These systems use semiconductor laser diode devices built to the Company's specifications and currently supplied by one external source pursuant to a supply agreement, and by the Company's LaserTel subsidiary in Tucson, Arizona. The Company believes there are other sources available to manufacture the laser diodes to specification, if required in the future.

The Company's PEARL digital plate products are also manufactured at its Hudson facility, using equipment which includes the Company's thin film vacuum deposition coater, plate converting and finishing equipment, and a new atmospheric coater. The Company's Anthem thermal plate is currently manufactured by one source under an existing supply agreement. The Company may still need to enter into manufacturing agreements with third parties as it more vertically integrates the manufacturing of its PEARL digital plate products, and believes there currently are other sources available to manufacture these consumable products.

Some of the Company's products are manufactured under agreements with two press manufacturers, located in the Czech Republic and Japan. The Company believes there are other sources available to manufacture these products, however if the supply of these presses were to be delayed, or import restrictions from these countries be imposed, the Company's ability to ship products in a timely manner could be adversely affected.

MARKETING, DISTRIBUTION AND CUSTOMER SUPPORT

The Company's business strategy is designed to distribute Presstek products (and the related consumables) to customers through "direct" distribution via independent distributors, or by way of "indirect" distribution using strategic partnerships with original equipment manufacturers ("OEM's").

To meet its direct distribution strategy, the Company has established a worldwide distribution network through which it markets and sells its CTP and PEARL thermal plate products. The network currently includes approximately 33 independent graphic arts dealers in 17 countries, including three national distributors, the Pitman Company, PrimeSource Corporation, and xpedx Graphic Systems, and several regional dealers in the United States. The Company also markets and sells its consumable products through its Presstek.com web site. The Company has also entered into OEM arrangements or reseller relationships with respect to the Ryobi 3404DI, the DocuColor 233 DI and 400 DI, and related consumables with companies such as Xerox and Ryobi. These agreements permit these OEM resellers to sell PEARL and DI-based equipment and consumables products under their own label.

By using this two-pronged approach to distribution, the Company has attempted to maximize the number of systems using Presstek technology, which require Presstek consumables. Additionally, the Company has developed a fully staffed, global service team dedicated to servicing the products delivered through the distribution systems.

Market acceptance for any products incorporating the Company's various technologies and proprietary know-how will require substantial marketing efforts and the expenditure of significant sums, either by the Company, and/or its strategic and OEM partners. There can be no assurance that any existing or new products will achieve market acceptance or become commercially viable.

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

As of March 8, 2001, the Company and its subsidiary hold ninety U.S. patents, (including three design patents), ninety foreign patents, and had received notices of allowance for twenty-five additional patents consisting of six U.S. and nineteen foreign. These patents, which expire from 2008 through 2020, are all believed to be material to Presstek's business. The Company has applied for and is pursuing its applications for twenty additional U.S. patents and one hundred thirty-two foreign patents. The Company also holds two registered trademarks,

PEARL and DI. The Company anticipates that it will apply for additional patents, trademarks, and copyrights, as deemed appropriate. There can be no assurance as to the issuance of any such patents or trademarks or the breadth or degree of protection which the Company's patents, trademarks or copyrights may afford the Company.

There is rapid technological development in the electronic image reproduction industries, resulting in extensive patent filings and a rapid rate of issuance of new patents. Although the Company believes that its technology has been independently developed, and that the products it markets and proposes to market will not infringe on the patents, or violate other proprietary rights of others, it is possible that such infringement of existing or future patents, or violation of proprietary rights may occur. In such event the Company may be required to modify its design or obtain a license. No assurance can be given that the Company will be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to do any of the foregoing could have a material adverse effect on the Company. Furthermore, there can be no assurance that the Company will have the financial or other resources necessary to successfully defend a patent infringement or proprietary rights violation action. Moreover, the Company may be unable, for financial or other reasons, to enforce its rights under any of its patents. The Company has agreements with several of its strategic partners which require the Company to indemnify the strategic partner from claims made by third parties against Presstek's intellectual property, and to defend the validity of the patents or otherwise ensure the technology's availability to the strategic partner.

The Company intends to rely on proprietary know-how and to employ various methods to protect its source code, concepts, ideas and documentation of its proprietary software. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how or obtain access to the Company's know-how or software codes, concepts, ideas and documentation. Although the Company has and expects to have confidentiality agreements with its employees and appropriate vendors, there can be no assurance that such arrangements will adequately protect the Company's trade secrets.

COMPETITION

The Company believes that its imaging, thermal plate and other intellectual property, its proprietary technologies, its thermal plate manufacturing facilities, along with its strategic alliances and worldwide distribution network provide it with a competitive advantage. However, the Company is also aware of a number of other companies that address markets in which Presstek products are used and are competitive to the Company's proprietary direct imaging thermal plate technologies and related capabilities.

In the area of direct imaging and the short-run, on-demand market, potentially competitive companies use electro-photographic technology, sometimes referred to as xerography, as the basis of their product lines. These companies include, among others, Canon Inc., Indigo N.V., Xeikon N.V., and Xerox Corporation. Agfa-Gevaert N.V, IBM, and Creo Products, Inc. are marketing product versions manufactured by these companies. These electro-photographic imaging systems use either wet or dry toners to create one to four color images on paper and typically offer resolutions of between 400 and 800 dots per inch.

The Company is aware that most of the major entities in the graphic arts industry have developed and/or are developing and marketing, off-press CTP imaging systems. To date, these devices, for the most part, utilize printing plates that require a post imaging photochemical developing step and/or other post processing steps such as heat treatment. Potential competitors in this area include, among others, Agfa-Gevaert N.V., Creo Products, Inc., DaiNippon Screen Mfg., Ltd., Heidelberger Druckmaschinen AG, Krause GmbH, combinations of these companies, and other smaller or lesser known companies. The Company's Dimension CTP, off-press plate imaging system is, in the Company's opinion, a further technological advancement because it eliminates the need for post chemical processing. The Company believes however, that some of the graphic arts companies mentioned above are likely to be working on similar plate concepts that would eliminate the need for post image chemical processing.

The Company also anticipates competition from printing plate companies that manufacture, or have the potential to manufacture digital thermal plates. Such companies include, among others, Agfa-Gevaert N.V., Kodak Polychrome Graphics LLC, and Fuji Photo Film Co., Ltd.

Products incorporating the Company's technologies can also be expected to face competition from products used by conventional methods of printing and creating printing plates. While these methods are considered by the Company to be more costly, less efficient and are not as environmentally conscious as those being implemented by the Company, they do offer their users the ability to continue to employ their existing means of print and plate production. Companies offering these more traditional means and methods are also refining these technologies to make them more acceptable to the market.

Most of the companies marketing competitive products or with the potential to do so are well established, have substantially greater financial, marketing and distribution resources than the Company, and have established records in the development, sale and service of products. There can be no assurance that the Company, any Company product or any products incorporating the Company's technology will be able to compete successfully in the future.

RESEARCH AND DEVELOPMENT

Research and product development expenses, related to the Company's continued development of products incorporating its PEARL and DI technologies, were $15.9 million, $17.2 million and $15.0 million in fiscal 2000, 1999 and 1998 respectively.

BACKLOG

As of March 19, 2001, the Company had a backlog of products and royalties under contract aggregating approximately $25.8 million compared to a backlog of approximately $19.3 million as of March 10, 2000. Substantially all backlog of products as of March 19, 2001 is expected to ship in 2001.

EMPLOYEES

As of March 10, 2001, the Company and its LaserTel subsidiary had three hundred seventy-one employees. None of the Company's employees is represented by a labor union. One hundred-three are engaged primarily in engineering, research and development, fifty-five are engaged in sales, marketing and customer support; one hundred sixty-seven are engaged primarily in manufacturing, manufacturing engineering and quality control; and forty-six are engaged primarily in corporate management, administration and finance. The Company considers its relationship with its employees to be good.

Set forth below is a glossary of certain terms used in this report:

A1 (8-up)                 a printing term referring to a standard paper size
                          capable of printing eight 8.5" x 11" pages on a sheet of paper

A2 (4-up)                 a printing term referring to a standard paper size
                          capable of printing four 8.5" x 11" pages on a sheet of paper

A3/B3 (2-up)              a printing term referring to a standard paper size
                          capable of printing two 8.5" x 11" pages on a sheet of paper

Ablation a controlled detachment/vaporization caused by a thermal event This process is used during the imaging of the Company's PEARL(R)consumables

Computer-to-plate (CTP)   a general term referring to the exposure of
(direct-to-plate)         lithographic plate material from a digital database,
                          off-press

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

Heidelberg                Heidelberger Druckmaschinen AG, one of the world's
                          largest printing press manufacturers, headquartered in Heidelberg, Germany

Hydrophobic/Hydrophilic   used in lithographic printing to describe whether a
                          material will reject water (hydrophobic) or will be water receptive (hydrophilic)

Infrared lying outside of the visible spectrum beyond its red-end characterized by longer wavelengths; used in the Company's thermal imaging process

Large format              a printing term referring to printing layouts that
                          include four or more pages on a single sheet of paper

Lithographic              printing from a single plane surface under the
                          principle that image area carries ink and the non-image area does not, and that ink and water differentiate

Off-press                 making a printing plate from either an analog or
                          digital source independently of the press on which it will be used

Oleophilic/Oleophobic     used in printing to describe whether a material will
                          be ink receptive (oleophilic) or reject ink
                          (oleophobic)

On-demand                 a manufacturing philosophy when applied to printing
                          provides faster service, shorter run lengths and less inventory

On-press the use of Presstek's direct imaging technologies to make a plate directly from a digital file on the press

PEARL(R) the name associated with Presstek's current laser imaging technologies and related products and consumables

PEARL imaging systems     the Presstek components required to convert a
ProFire(TM)               conventional printing press into a direct imaging
                          press, including laser diode arrays, computers, electronics

Dimension(TM)             the Company's product line of CTP, off-press plate
                          making equipment

Photosensitive            silver halide or photo-polymer coatings exposed by a
                          reaction to light requiring a subsequent chemical development and stabilization process

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

Semiconductor             a high-powered, infrared imaging technology employed
laser diode               in the PEARL imaging system

Short-run markets/        a graphic arts classification used to denote an
printing                  emerging trend for lower print quantities

Thermally-based           a method of digitally exposing a material via the heat
                          generated from a laser beam

Vacuum deposition         a technology to accurately, uniformly coat substrates
process                   in a controlled environment

Waterless                 a lithographic printing method that uses dry offset
                          printing plates and inks and does not require a dampening system

"YAG" laser               One of the more commonly used laser sources for
                          direct-to-plate imaging systems

ITEM 2.   PROPERTIES
          ----------

The Company's corporate offices, administrative, marketing and manufacturing operations are located at 55 Executive Drive in Hudson, New Hampshire in a 165,000 square foot facility, which the Company owns.

The Company also owns a 75,000 square foot facility in Tucson, Arizona, which was previously occupied by Delta V Technologies, Inc., a discontinued operation, and is now occupied by the Company's LaserTel subsidiary. Properties owned by the Company in Hudson, New Hampshire and Tuscon, Arizona, with an aggregate cost of $22.0 million, are secured by two ten-year mortgage term loans in the principle amount of $6.9 and $4.0 million, respectively.

The Company leases approximately 50,000 square feet of property at 18 Hampshire Drive in Hudson, New Hampshire for its equipment and consumable product research and development operations. The lease of these premises expires in May 2003. The base rent, subject to adjustment annually is currently $16,667 per month, plus a pro rata share of real estate taxes, utilities, and certain other expenses.

The Company leases 36,000 square feet of property at 9 Commercial Street in Hudson, New Hampshire, for general warehousing under a tenant-at-will arrangement, with a base rent of $16,354, per month, plus a pro rata share of real estate taxes, utilities and certain other expenses. The Company sub-leases 18,000 square feet of this facility under a tenant-at-will arrangement. The Company intends to vacate this facility in the near future.

The Company leases certain other property in Hudson, New Hampshire which is not considered to be material.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

In March 2000, the Company entered into an agreement with the plaintiffs in several class actions lawsuits consolidated under the common caption "Bill Berke, et al. v. Presstek, Inc., et al." in the United States District Court, District of New Hampshire to settle the class action lawsuit. The Company also executed a memorandum of understanding with respect to the settlement of the derivatives lawsuits, filed on behalf of the Company, one in the Chancery Court of the State of Delaware and the other in the United States District Court, District of New Hampshire. Under the terms of the class action settlement, $22.0 million, in the form of 1,245,246 shares of the Company's common stock, will be paid to the class. The Company issued 437,196 of such shares in the fourth quarter of fiscal 2000 and expects to distribute the remaining 808,050 shares of common stock in the fiscal year ending December 29, 2001. In the memorandum of understanding in the derivative litigation, the Company agreed to issue 60,582 shares of common stock and certain therapeutic improvements to its internal policies, some of which have already been instituted. The Company issued 60,582 of such shares in the third quarter of fiscal 2000. The Company recorded a charge of $23.2 million in the fourth quarter of fiscal 1999 related to the settlements, $22.9 million of which was recorded as a long-term liability. See
Note 13 of notes to the financial statements and Item 5 of Part II of this report.

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

In December of 1999 a complaint was filed by PPG, Inc. ("PPG") against Delta V in the United States District Court for the Western District of Pennsylvania alleging that Delta V sold to PPG certain vacuum coating equipment that did not meet certain product specifications. An amended complaint was filed in April of 2000. In the suit, PPG seeks damages in excess of $7.0 million. In addition to naming Delta V as a defendant in the complaint, PPG also named Presstek as a defendant, seeking damages from Presstek and attempting to hold Presstek liable for the alleged breach of contract by its subsidiary, Delta V, on a theory of indirect liability. Motions to dismiss for lack of venue have been filed, briefed and argued, and a decision on these motions is pending before the court. The Company intends to continue to vigorously defend this action.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

Not Applicable


PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------

The Company's common stock is quoted on the Nasdaq National Market under the symbol "PRST". The following table sets forth the high and low sale prices per share of common stock for each full quarterly period within the two most recently completed fiscal years as reported by the Nasdaq National Market.

          FISCAL YEAR ENDED DECEMBER 30, 2000       HIGH           LOW
          -----------------------------------   ------------   ------------
          First quarter                          $28    3/4     $12    3/4
          Second quarter                          24    1/4      15    1/8
          Third quarter                           21    1/2      10    7/8
          Fourth quarter                          19  13/16       5    7/8

          FISCAL YEAR ENDED JANUARY 1, 2000         HIGH           LOW
          -----------------------------------   ------------   ------------
          First quarter                          $11   7/16     $ 6  13/16
          Second quarter                           9    7/8       6    1/2
          Third quarter                            7  15/16       5
          Fourth quarter                          19    7/8       5  15/16

On March 15, 2001 there were 1,114 holders of record of the Company's common stock.

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

ISSUANCE OF UNREGISTERED SECURITIES

Pursuant to the terms of the settlement agreement related to the consolidated class action settlement, and in consideration for the execution of such settlement, the Company agreed to issue an aggregate of 1,245,246 shares of its common stock to the various class action plaintiffs and their lawyers. The number of shares was determined by calculating the aggregate number of shares of common stock of the Company obtained by dividing $11.0 million by the volume weighted average price of the Company's common stock for all trading days in April 2000 and the aggregate number of shares of common stock of the Company obtained by dividing $11.0 million by the volume weighted average price of the Company's common stock for all trading days in October 2000. In addition, in connection with the settlement of the derivative lawsuit initiated against the Company, the Company agreed to issue 60,582 shares of common stock. Thus between both the class action settlement and the derivative suit settlement, the Company agreed to issue, in the aggregate, 1,305,828 shares of common stock. On August 2, 2000 the Company issued 60,582 shares of common stock. Likewise, on November 15, 2000 the Company issued 437,196 of these shares of common stock. All such shares were issued pursuant to an exemption from registration provided by
Section 3(a)(10) of the Securities Act of 1933, as the issuance of such shares was approved at a fairness hearing before the United States District Court of New Hampshire in June 2000. The Company expects to distribute the remaining 808,050 shares of common stock in the fiscal year ending December 29, 2001.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

The following selected financial data of the Company has been derived from the financial statements of the Company, appearing elsewhere herein (except for the statements of operations data for the fiscal years ended January 3, 1998 and December 28, 1996 and the balance sheet data at January 2, 1999, January 3, 1998, and December 28, 1996, which is not included in such financial statements). All references to common shares and earnings (loss) per share data have been restated retroactively to reflect the fiscal 1997 stock split, effected in the form of a stock dividend.

SELECTED FINANCIAL DATA

STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                       DEC 30     JAN 1      JAN 2      JAN 3      DEC 28
FOR THE FISCAL YEARS ENDED                              2000       2000       1999       1998       1996
----------------------------------------------------  --------   --------   --------   --------   --------
REVENUES:                                             $ 87,294   $ 54,964   $ 74,165   $ 89,793   $ 46,678
----------------------------------------------------  --------   --------   --------   --------   --------
COSTS AND EXPENSES:
   Costs of products sold                               46,747     33,326     46,606     43,854     20,409
   Engineering and product development                  15,897     17,190     14,994     10,539      8,798
   Sales, marketing and customer support                 9,613      5,934      5,620      4,302      2,588
   General and administrative                            9,635      6,487      9,264      5,279      3,832
   Provision for settlement of
     shareholder litigation(1)                            --       23,200       --         --         --
----------------------------------------------------  --------   --------   --------   --------   --------
Total costs and expenses                                81,892     86,137     76,484     63,974     35,627
----------------------------------------------------  --------   --------   --------   --------   --------
INCOME (LOSS) FROM OPERATIONS                            5,402    (31,173)    (2,319)    25,819     11,051
----------------------------------------------------  --------   --------   --------   --------   --------
OTHER INCOME (EXPENSE):
   Dividend and interest, net                              (99)       501        623        374        782
   Other, net                                              147         38        109       (244)      (228)
----------------------------------------------------  --------   --------   --------   --------   --------
Other income, net                                           48        539        732        130        554
----------------------------------------------------  --------   --------   --------   --------   --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                 5,450    (30,634)    (1,587)    25,949     11,605
PROVISION FOR INCOME TAXES(2)                              150       --         --        9,460      3,984
----------------------------------------------------  --------   --------   --------   --------   --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                 5,300    (30,634)    (1,587)    16,489      7,621
DISCONTINUED OPERATIONS:(3)
   Loss from discontinued operations                       600       (448)    (1,094)    (2,117)      (500)
   Loss on disposal of discontinued operations            --       (8,534)      --         --         --
----------------------------------------------------  --------   --------   --------   --------   --------
LOSS FROM DISCONTINUED OPERATIONS                          600     (8,982)    (1,094)    (2,117)      (500)
----------------------------------------------------  --------   --------   --------   --------   --------
NET INCOME (LOSS)                                     $  5,900   $(39,616)  $ (2,681)  $ 14,372   $  7,121
====================================================  ========   ========   ========   ========   ========
EARNINGS (LOSS) PER SHARE - BASIC:
   From continuing operations                         $   0.16   $  (0.95)  $  (0.05)  $   0.53   $   0.26
====================================================  ========   ========   ========   ========   ========
   From discontinued operations                       $   0.02   $  (0.28)  $  (0.03)  $  (0.07)  $  (0.02)
====================================================  ========   ========   ========   ========   ========
EARNINGS (LOSS) PER SHARE - BASIC                     $   0.18   $  (1.23)  $  (0.08)  $   0.46   $   0.24
====================================================  ========   ========   ========   ========   ========
EARNINGS (LOSS) PER SHARE - DILUTED:
   From continuing operations                         $   0.15   $  (0.95)  $  (0.05)  $   0.50   $   0.23
====================================================  ========   ========   ========   ========   ========
   From discontinued operations                       $   0.02   $  (0.28)  $  (0.03)  $  (0.06)  $  (0.02)
====================================================  ========   ========   ========   ========   ========
EARNINGS (LOSS) PER SHARE - DILUTED                   $   0.17   $  (1.23)  $  (0.08)  $   0.44   $   0.21
====================================================  ========   ========   ========   ========   ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC      32,826     32,336     31,986     31,300     29,858
====================================================  ========   ========   ========   ========   ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED    35,320     32,336     31,986     32,695     33,163
====================================================  ========   ========   ========   ========   ========


BALANCE SHEET DATA
(In thousands)
                                                       DEC 30     Jan 1      Jan 2      Jan 3      Dec 28
AS OF                                                   2000       2000       1999       1998       1996
----------------------------------------------------  --------   --------   --------   --------   --------
Working Capital                                       $ 32,287   $ 25,373   $ 37,080   $ 32,962   $ 29,179
Total Assets                                           115,902     94,633    106,670     99,655     66,618
Short-Term Debt                                          1,989      1,024        522      4,800        --
Long-Term Debt                                          16,481      8,830      5,922        --         --
Other Long-Term Liabilities                                --      22,950        --         --         --
Stockholders' Equity                                    83,143     49,855     87,453     85,990     57,443
Cash Dividends                                             --         --         --         --         --

1 Provision for the proposed settlements with the plaintiffs in the class actions and related derivative suits filed in 1996. See Note 13 of notes to the financial statements.

2 Tax expense in fiscal 1997 and 1996 represented charges in lieu of income taxes, although no tax was payable as a result of stock compensation deductions. Accordingly, no tax benefit was recorded in fiscal 1999 or fiscal 1998. See Note 5 of notes to the financial statements.

3 Relates to the operations of Delta V Technologies, Inc., which were discontinued in fiscal 1999. See Note 3 of notes to the financial statements.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

The following Management's Discussion and Analysis should be read in connection with "Item 1. Business", "Item 6. Selected Financial Data", "Item 7A. Quantitative and Qualitative Disclosures about Market Risks", the Company's Consolidated Financial Statements and Notes thereto and the information described under the caption "Risk Factors" below.

BACKGROUND

Presstek, Inc. (the "Company" or "Presstek"), incorporated in Delaware in 1987, is a leading developer of non-photographic, digital imaging and printing plate technologies for the printing and graphic arts industries. Presstek's products and applications incorporate its patented, proprietary PEARL(R) and DI(R) digital imaging technologies and utilize PEARL consumables for computer-to-plate ("CTP") and direct-to-press applications. The Company's patented DI and PEARL thermal laser diode product family, enables its customers to produce high quality, full-color lithographic printed materials more quickly and cost effectively. In the late 1980's, the Company developed a direct imaging system that would allow digitally formatted file data to be used to image a plate directly on the printing press. Presstek's technology and products use thermal energy generated by lasers to reproduce digital files directly onto printing plates. This eliminates the daylight sensitive, photomechanical and chemical processes associated with other imaging methods.

The Company is also engaged in the development of additional PEARL and DI products that incorporate its patented, proprietary, digital imaging system and process-free thermal ablation printing plate technologies for CTP and direct-to-press applications.

In fiscal 2000, Presstek and Ryobi Limited ("Ryobi") of Japan completed the development of an A3 format size four-color sheet-fed press, which was introduced in May 2000, and will be marketed by Ryobi as the 3404DI. Incorporating Presstek's dual plate cylinder concept, this press also features the Company's internal automated plate cylinder design, ProFire(TM) technology, and PEARLdry(TM) spooled plates. The small format of this press is designed to appeal to quick printers, in-plant printers, and copy centers looking to expand their service with offset color printing.

During fiscal 2000 the Company entered into an agreement with Xerox Corporation ("Xerox") to supply Xerox with a series of three Presstek enabled DI presses and related consumables, which will be marketed, distributed and serviced worldwide on a co-branded basis. The products included in the Xerox relationship are four and five color versions of a B3 size sheet-fed press, which will be marketed as the DocuColor 400 DI and an A3 size four-color sheet-fed press, which will be marketed as the DocuColor 233 DI. These presses incorporate the Company's internal automated plate cylinder design, the ProFire imaging technology and PEARLdry spooled, printing plates. The Company's relationship with Xerox is in its early stages. Due to a number of factors, there has been a three to four month delay in the delivery of presses to Xerox versus that which had been planned under the Xerox Agreement. Initial press shipments, customer support training programs and other activities are progressing, but at this time, there can be no assurance that additional delays will not result in reduced press shipments to Xerox in fiscal 2001.

The Company also has agreements with a number of other companies including Adamovske Strojirny a. s. ("Adast"), Nilpeter A/S, Werner Kammann Maschinenfabrik GmbH, Sakurai Graphic Systems Corp., and Akiyama Printing Machinery Manufacturing Corporation. These agreements typically are for the use of the Company's direct imaging systems, technology licenses, and/or thermal plate materials. They include a variety of "direct-to" offset printing applications ranging from high quality label production and printing on aluminum cans to the production of standard four-color printing.

In April 2000 the Company incorporated an Arizona subsidiary, LaserTel, Inc. ("LaserTel") for the purpose of securing its supply of laser diodes. LaserTel is located in the former Delta V Technologies, Inc. ("Delta V") facility in Tucson, Arizona, and is primarily engaged in the manufacture and development of the Company's high-powered laser diodes. While the Company established LaserTel primarily to gain some control over the source of laser diodes, the nature of LaserTel's technology and the Company's available capacity have enabled LaserTel to find additional market applications for its laser technology. As a result, LaserTel is also currently developing laser prototypes for qualification to the telecommunications, defense, and medical industries. LaserTel has particular experience in the design and fabrication of multi-mode high power laser diodes. This experience spans ten years of development activity at Presstek and is expected to support applications in telecommunications as well as graphic arts. There can be no assurance, however that these products will be commercially successful or produce significant revenues for the Company or LaserTel.

In fiscal 1999 the Company discontinued the operations of its Delta V subsidiary to allow the Company to further focus its efforts on the core business of digital imaging and plate manufacturing. Located in Tucson, Arizona, Delta V was engaged in the development, manufacture, and sale of vacuum deposition coating equipment for vacuum coating applications. The Company concluded the operations of Delta V as of the end of the fiscal 1999. As a result of the divestiture of Delta V, the Company incurred an $8.5 million loss on disposal of discontinued operations for the fiscal year ended January 1, 2000. This included actual closing costs and operating losses incurred in the fourth quarter of fiscal 1999 of $2.2 million, a provision for anticipated closing costs of $1.6 million, $6.1 million related to the write off of goodwill and other intangibles assets, and a reduction in other asset values of $1.6 million. These costs were partially offset by proceeds of $3.0 million received from Minnesota Mining and Manufacturing Co., ("3M") for the licensing of the Company's intellectual property relating to vacuum-deposited polymer multi-layer technology. Delta V is reported separately as a discontinued operation, and prior periods have been restated in the Company's financial statements, related footnotes and the management's discussion and analysis to conform to this presentation.

The Company operates and reports on a 52/53 week fiscal year, ending on the Saturday closest to December 31. Accordingly, the financial statements include the 52 week fiscal years ended December 30, 2000 ("fiscal 2000"), January 1, 2000 ("fiscal 1999") and January 2, 1999 ("fiscal 1998").

The Company operates in two reportable segments, the Digital Imaging Products segment and the LaserTel segment. The Digital Imaging Products segment is primarily engaged in the development, manufacture and sales of proprietary digital imaging systems and printing plate technologies for CTP and direct-to-press applications. The LaserTel segment is primarily engaged in the manufacture and development of Presstek's high-powered laser diodes.

RESULTS OF OPERATIONS

The LaserTel segment's results of operations were not material to the Company's results of operations for fiscal 2000. With the exception of general and administrative expenses, the following discussions relate only to the Company's Digital Imaging Products segment.

FISCAL 2000 VERSUS FISCAL 1999

REVENUES

Revenues for fiscal 2000 and 1999 of $87.3 million and $55.0 million, respectively, consisted of product sales, royalties, license fees and product development reimbursements. Revenues for fiscal 2000 increased $32.3 million or 59% as compared to fiscal 1999. Product sales for fiscal 2000 were $78.1 million as compared to $47.9 million for fiscal 1999, an increase of $30.2 million or 63%. The increase was due primarily to volume increases of shipments to Heidelberg for direct imaging systems used in the Quickmaster DI, as well as initial sales of the Company's CTP Dimension platesetter products, and volume increases of the Company's thermal consumable products. The revenues generated from the sale of the Company's PEARLdry and other consumable products were $44.9 million for fiscal 2000, an increase of $7.8 million or 21%, as compared to $37.1 million for fiscal 1999. These consumable product revenues included $18.7 million and $17.2 million for fiscal 2000 and 1999, respectively, sold under the Company's agreements with Heidelberg and its distributors.

Royalties and fees from licensees for fiscal 2000 of $9.2 million increased $2.2 million or 31% as compared to royalties and fees of $7.0 million for fiscal 1999. Royalties increased $7.2 million or 1,118% comparing fiscal 2000 to fiscal 1999, as a result of increased shipments to Heidelberg of direct imaging systems used in the Quickmaster DI. This increase was offset by a decrease of $5.1 million in engineering fees primarily due to the reduction of fees from Fuji Photo Film Co., Ltd. for fiscal 2000, as compared to fiscal 1999.

Revenues generated under the Company's agreements with Heidelberg and its distributors were $49.4 million in fiscal 2000, an increase of $27.8 million or 129% from fiscal 1999 revenues of $21.6 million. Revenues from Heidelberg represented 57% and 39% of total revenues for the fiscal years 2000 and 1999, respectively.

In fiscal 1998 and 1999 the Company materially reduced production levels of direct imaging systems used in the Quickmaster DI press, based on requirements from Heidelberg. The Company resumed production with initial low level shipments of its direct imaging systems late in the third quarter of fiscal 1999, and increased production levels in fiscal 2000 in line with the actual rate of Quickmaster DI's made by Heidelberg.

COST OF PRODUCTS SOLD

Cost of products sold consists of the costs of material, labor and overhead as well as future warranty costs associated with product sales. Cost of products sold for fiscal 2000 was $46.7 million, an increase of $13.4 million or 40% as compared to $33.3 million for fiscal 1999. The gross margin increase on product sales to 40% for fiscal 2000 from 30% for fiscal 1999 is primarily the result of economies of scale related to increased manufacturing volumes of proprietary digital media and consumable products, as well as increased production of its direct imaging systems sold to Heidelberg for use in its Quickmaster DI.

RESEARCH AND PRODUCT DEVELOPMENT

Research and product development expenses consist primarily of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct the Company's equipment and consumable product development efforts. Research and product development expenses were $15.9 million or 18% of revenues for fiscal 2000 as compared to $17.2 million or 31% of fiscal 1999 revenues. The decrease of $1.3 million is primarily the result of the conclusion of the development efforts associated with the Company's contract with Fuji Photo Film, Inc.

SALES, MARKETING AND CUSTOMER SUPPORT

Sales, marketing and customer support expenses consist primarily of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs. Sales, marketing and customer support expenses were $9.6 million, or 11% of fiscal 2000 revenues, compared to $5.9 million or 11% of fiscal 1999 revenues. The increase of $3.7 million resulted primarily from increased expenditures associated with the Company's attendance at the GraphExpo trade show in September, and the Drupa 2000 trade show in May. Increases in salaries as a result of head count growth and increases in professional services relate to the Company's continued expansion of its worldwide sales, distribution and customer support network.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of payroll and related expenses for personnel, and contracted professional services. General and administrative expenses for fiscal 2000 were $9.6 million or 11% of fiscal 2000 revenues compared to $6.5 million or 12% of fiscal 1999 revenues. The increase of $2.1 million for the Digital Imaging Products segment related primarily to increases in salaries as a result of headcount growth, legal fees as a result of patent litigation, and increases in other professional services necessary to conduct the finance, information systems, and administrative functions. The general and administrative expenses for the LaserTel segment were $1.0 million for fiscal 2000, and relate primarily to salaries and other professional services incurred as a result of the start-up of LaserTel in April 2000.

OTHER INCOME AND EXPENSE

Other income net, was $48,000 or less than 1% of revenues for fiscal 2000 compared to other income net, of $539,000 or 1% of revenues for fiscal 1999. Dividend and interest income was $870,000 for fiscal 2000 as compared to $1.0 million for the comparable period for fiscal 1999. The decrease of $130,000 is primarily attributed to the decrease in average cash balances available for investments. Interest expense was $969,000 as compared to $522,000 for the comparable period for fiscal 1999. The increase of $447,000 is primarily attributed to the increased borrowings related to the Company's lease line of credit facility with Keybank National Association.

PROVISION FOR INCOME TAXES

The Company did not record a provision for or a charge in lieu of United States federal income taxes for fiscal 2000, as a result of net operating loss carryforwards other than those generated from deductions related to stock compensation for the period. The Company recorded a provision of $150,000 for state income taxes for fiscal 2000. The Company did not record a provision for or a charge in lieu of United States federal income taxes or state income taxes for fiscal 1999, as a result of the net operating losses incurred prior to tax deductions related to stock compensation for the period.

INCOME (LOSS) FROM CONTINUING OPERATIONS

As a result of the foregoing, the Company had income from continuing operations, of $5.3 million for fiscal 2000, as compared to losses from continuing operations of $30.6 million for fiscal 1999.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

The results of operations of Delta V are presented as discontinued operations. Income from Delta V's discontinued operations was $600,000 for fiscal 2000, as a result of payments received from 3M for the licensing of the Company's intellectual property relating to vacuum-deposited polymer multilayer technology, as compared to losses of $9.0 million for fiscal 1999, including a loss on disposal of its discontinued operations of $8.5 million. The loss on disposal of discontinued operations included actual closing costs and operating losses incurred in the fourth quarter of fiscal 1999 of $2.2 million, a provision for anticipated closing costs of $1.6 million, $6.1 million related to the write off of goodwill and other intangible assets, and a reduction in other asset values of $1.6 million. These costs were partially offset by proceeds of $3.0 million received from 3M for the licensing of the Company's intellectual property relating to vacuum-deposited polymer multi-layer technology.

FISCAL 1999 VERSUS FISCAL 1998

REVENUES

Revenues for fiscal 1999 and 1998 of $55.0 million and $74.2 million, respectively, consisted of product sales, royalties, fees and other reimbursements. Revenues for fiscal 1999 decreased $19.2 million or 26% as compared to fiscal 1998. Product sales for fiscal 1999 were $47.9 million as compared to $60.8 million in fiscal 1998, a decrease of $12.9 million or 21%. The decrease was due primarily to a decrease of shipments to Heidelberg for direct imaging systems used in the Quickmaster DI, and a decrease in sales of custom printing press products. These decreases were partially offset by an increase in sales of the Company's proprietary digital media and consumable products. The revenues generated from the sale of the Company's PEARLdry and other consumable products were $37.1 million for fiscal 1999, an increase of $8.8 million or 31%, as compared to $28.3 million in fiscal 1998. These consumable product revenues included $17.2 million and $11.4 million for fiscal 1999 and 1998, respectively, sold under the Company's agreements with Heidelberg and its distributors.

Royalties and fees from licensees for fiscal 1999 of $7.0 million decreased $6.3 million or 47% as compared to royalties and fees of $13.3 million for fiscal 1998. Royalties decreased $7.0 million or 91% comparing fiscal 1999 to fiscal 1998 offset by an increase in engineering fees primarily from Fuji Photo Film Co., Ltd., of $634,000 or 11% in fiscal 1999. The decrease is primarily the result of the decreased shipments of direct imaging systems to Heidelberg for use in the Quickmaster DI.

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

COST OF PRODUCTS SOLD

Cost of products sold consists of the costs of material, labor and overhead as well as future warranty costs associated with product sales. Cost of products sold for fiscal 1999 were $33.3 million, a decrease of $13.3 million or 29% as compared to fiscal 1998. The gross margin increase to 30% for fiscal 1999 from 23% for fiscal 1998. This increase is primarily the result of economies related to increased manufacturing volumes of proprietary digital media and consumable products, a reduction in allowances provided as a result of product requirement changes and inventory obsolescence, offset by inefficiencies related to reduced manufacturing volumes of direct imaging systems sold to Heidelberg for use in its Quickmaster DI.

RESEARCH AND PRODUCT DEVELOPMENT

Research and product development expenses consist primarily of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct the Company's equipment and consumable product development efforts.

Research and product development expenses were $17.2 million or 31% of revenues for fiscal 1999 as compared to $15.0 million or 20% of fiscal 1998 revenues. The increase resulted principally from increased expenditures for labor and professional services related to the Company's continued development of products incorporating its PEARL and DI technologies. Included in these development efforts were significant expenditures for the Company's digital plate media and consumable products, as well as expenditures for its next generation ProFire integrated imaging system and other product development efforts. These increased expenditures were also a result of increased engineering programs related to the development contract with Fuji Photo Film Co., Ltd.

SALES, MARKETING AND CUSTOMER SUPPORT

Sales, marketing and customer support expenses consist primarily of payroll and related expenses for personnel, advertising and promotional expenses, and travel costs. Sales, marketing and customer support expenses were $5.9 million or 11% of revenues for fiscal 1999 compared to $5.6 million or 8% of fiscal 1998 revenues. The increase resulted primarily from increased expenditures for labor and professional services, and other related costs associated with the Company's attendance at trade shows and the continued expansion of its worldwide sales, distribution and customer support network.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of payroll and related expenses for personnel, and contracted professional services. General and administrative expenses for fiscal 1999 were $6.5 million or 12% of revenues compared to $9.3 million or 12% of fiscal 1998 revenues. The decrease of $2.8 million related primarily to decreases in expenditures for contracted professional services required to conduct the finance, information systems, and administrative functions of the Company, as well as, the reduction in the provision for uncollectable accounts. The Company recorded a charge of $2.2 million for certain disputed and uncollectable accounts in fiscal 1998.

PROVISION FOR THE SETTLEMENT OF SHAREHOLDER LITIGATION

The Company recorded a charge of $23.2 million in fiscal 1999 related to the proposed settlement of the class action and derivative lawsuits, filed in the United States District Court for the District of New Hampshire in 1996, on behalf of the Company's shareholders. The charge included the $22.9 million settlement and related administrative costs of $250,000.

OTHER INCOME AND EXPENSE

Other income was $539,000 or 1% of revenues for fiscal 1999 compared to $732,000 or 1% of revenues for fiscal 1998. The decrease of $193,000 was primarily the result of a decrease in average cash balances available for investment, as well as increased interest expense incurred on the Company's lease line of credit with Keybank National Association.

PROVISION FOR INCOME TAXES

The Company did not record provisions for or a charge in lieu of United States federal income taxes or state income taxes in fiscal 1999 or 1998, as a result of net operating losses incurred prior to tax deductions related to stock compensation.

LOSS FROM CONTINUING OPERATIONS

As a result of the foregoing, the Company incurred losses from continuing operations in fiscal 1999 of $30.6 million, as compared to losses from continuing operations of $1.6 million for fiscal 1998.

LOSS FROM DISCONTINUED OPERATIONS

The results of operations of Delta V are presented as discontinued operations. For fiscal 1999 the Company incurred a loss from discontinued operations of $448,000, as compared to a loss of $1.1 million for fiscal 1998. In addition, for fiscal 1999 the Company recorded a loss on disposal of its discontinued operations of $8.5 million. This included actual closing costs and operating losses incurred in the fourth quarter of fiscal 1999 of $2.2 million, a provision for anticipated closing costs of $1.6 million, $6.1 million related to the write off of goodwill and other intangible assets, and a reduction in other asset values of $1.6 million. These costs were partially offset by proceeds of $3.0 million received from 3M for the licensing of the Company's intellectual property relating to vacuum-deposited polymer multi-layer technology.

LIQUIDITY AND CAPITAL RESOURCES

At December 30, 2000, the Company had cash and cash equivalents of $12.0 million and working capital of $32.3 million as compared to cash and cash equivalents of $18.7 million and working capital of $25.4 million at January 1, 2000.

Net cash used for operating activities of continuing operations was $2.3 million for the fiscal year ended December 30, 2000, as a result of net income from continuing operations of $5.3 million, adjusted for non-cash items of depreciation and amortization of $6.7 million, offset by an increase in accounts receivable of $6.0 million reflecting higher sales volume, and increases in inventories of $4.8 million as a result of greater production requirements. Advances to suppliers and other current assets increased by $6.7 million, primarily reflecting advanced payments made in connection with certain supply agreements.

Net cash used for investing activities of continuing operations was $16.0 million for the fiscal year ended December 30, 2000, and consisted primarily of additions to property, plant and equipment used in the Company's business of $15.2 million. These additions included $1.8 million for additional plate manufacturing equipment which is expected to reduce the cost of manufacturing the Company's proprietary digital media and consumable products and enhance the Company's development capabilities, $4.4 million related to the construction of the second phase of its 55 Executive Drive facility, as well as $6.5 million in equipment purchases related to the manufacture of laser diodes at the Company's LaserTel subsidiary.

Net cash provided by financing activities during the fiscal year ended December 30, 2000 totaled $10.6 million, and consisted primarily of proceeds from the Company's lease line of credit and mortgage term loan of $10.0 million, as well as proceeds from the issuance of common stock of $2.0 million, offset by payments on the mortgage term loan and the lease line of credit of $1.3 million.

In June 2000, the Company borrowed the remaining $6.0 million under a $10.0 million lease line of credit facility from Keybank National Association. The $10.0 million in borrowings is secured by equipment valued at $13.4 million. The loan bears a variable rate of interest based upon the prime rate, currently 8.5% with a fixed rate conversion provision. Principal and interest under the lease line are payable in 84 monthly installments beginning on July 31, 2000 for the $6.0 million in borrowings. Payments on the initial $4.0 million borrowed in September 1999 commenced in October 1999. The Company has received a commitment for an additional $5.0 million lease line of credit from Keybank, which expires on April 30, 2001.

On October 30, 2000 the Company renewed its credit facilities with Citizens Bank New Hampshire ("Citizens"). These credit facilities, which expire in September 2002, include renewal of the current ten-year mortgage term loan in the amount of $6.9 million, an additional ten-year mortgage term loan in the amount of $4.0 million, and a revolving line of credit loan.

The ten-year mortgage term loan in the amount of $6.9 million bears a fixed rate of interest of 7.12% per year during the first five years, a variable rate of interest at the LIBOR rate plus 2%, (8.56% at December 30, 2000) for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments will be made on a basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued interest is due and payable on February 6, 2008.

The ten-year mortgage term loan in the amount of $4.0 million bears a fixed rate of interest equal to 7.95% per year during the first five years, a fixed rate of interest equal to United States Treasury Notes or Bills with a maturity date closest to the end of the second five years plus 225 basis points, for the remaining five years. During the first five years, principal and interest shall be paid in 60 monthly installments of $48,425. During the remaining five years, principal and interest payments will be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued and unpaid interest is due and payable on October 30, 2010. The ten-year mortgage term loans are secured by land and buildings with a cost of approximately $22.0 million.

The revolving line of credit loan, under which the Company may borrow $16.0 million, is subject to certain restrictions based on applicable percentages of accounts receivable and inventory, as defined by the loan agreement, and the amount of all letters of credit outstanding. The revolving line of credit loan is secured by substantially all of the Company's assets, with interest payable at the LIBOR rate plus 1.50% (8.06% at December 30, 2000). As of December 30, 2000, the Company had $6.0 million outstanding under a standby letter of credit, and $10.0 million available under the revolving line of credit loan.

Under the terms of the mortgage term loans, the lease line of credit and the revolving line of credit agreements, the Company is required to meet certain covenants on a quarterly and annual basis. At December 30, 2000 the Company was in compliance with all financial covenants.

The Company believes that existing, funds, cash flows from operations, and cash available under its revolving line of credit and lease line of credit should be sufficient to satisfy working capital requirements and capital expenditures for the next twelve months.

The Company's anticipated capital expenditures for fiscal 2001 are approximately $17.0 million, and primarily relate to building improvements and capital equipment for LaserTel's potential expansion. The Company is currently exploring various financing alternatives with respect to LaserTel's capital requirements, however there can be no assurance that the Company will obtain additional financing.

EFFECT OF INFLATION

Inflation has not had, and is not expected to have, a material impact upon the Company's operations.

NET OPERATING LOSS CARRYFORWARDS

As of December 30, 2000, the Company had net operating loss carryforwards totaling approximately $78.7 million of which $47.7 million resulted from stock compensation deductions for tax purposes relative to stock option plans and $31.0 million resulted from operating losses. To the extent net operating losses resulting from stock option plan compensation deductions become realizable, the benefit will be credited directly to additional paid in capital. The amount of the net operating loss carryforwards that may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company's common stock.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was adopted in fiscal 2000 and did not have a material impact on the Company's financial position or results of operations.

In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB No. 25" ("FIN No. 44"). FIN No. 44 clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting of an exchange of stock compensation awards in a business combination. In general, FIN No. 44 was effective July 1, 2000. The adoption of FIN No. 44 did not have a material impact on the Company's financial position or results of operations.

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

RISK FACTORS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the Company's expectations for its financial and operating performance in 2001, the need for additional capital to support operations and growth at the Company's LaserTel subsidiary, the adequacy of internal cash for the Company's operations, the Company's ability to supply sufficient product for anticipated demand, production delays associated with this demand, availability of component materials, management's plans and goals with regard to the Company's shipping and production capabilities, the availability of alternative suppliers and manufacturers, the strength of the Company's various strategic partnerships both on manufacturing and distribution, the ability of the Company to secure other strategic alliances and relationships, the Company's current plans for product development and the expected market acceptance of recently introduced products and the likely acceptance of planned future products, among others. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report. The words "looking forward," "looking ahead," "believe(s)," "should," "plan," "expect(s), "project(s)," "anticipate(s)", "may", "likely" "potential," "opportunity" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made and readers are advised to consider such forward-looking statements in light of the risks set forth below. Presstek undertakes no obligation to update any forward-looking statements contained in this Annual Report on Form 10-K.

References to "we", "us", "our" or "ours" refer to the Company and its subsidiaries.

WE ARE DEPENDENT ON OUR STRATEGIC ALLIANCES AND MANUFACTURING AND DISTRIBUTION RELATIONSHIPS AND OUR INABILITY TO DEVELOP NEW MARKET CHANNELS WITH NEW OR EXISTING STRATEGIC PARTNERS COULD HARM OUR BUSINESS. Our strategy to date has been, in part, to enter into strategic alliances with major companies in the graphic arts industry and other markets. This strategy has included, among other things, licensing our intellectual property, developing specialized products based on our proprietary technologies and manufacturing imaging systems for inclusion in other manufacturers' products. Our strategy has also involved identifying strategic partners to aid in developing new market channels for our products.

Such a strategy led to the development of an important long-term relationship with Heidelberg Druckmaschinen AG ("Heidelberg"). Since entering into our strategic alliance with Heidelberg, our sales of products to Heidelberg have constituted a material portion of our total revenues. For the fiscal year ended December 30, 2000, our sales to Heidelberg accounted for approximately 57% of our total revenues. There can be no assurance that our relationship with Heidelberg will continue. The loss of Heidelberg as a customer would materially adversely affect our business. In December 1999 we agreed with Heidelberg to enter into arbitration to resolve certain issues between us concerning on-press imaging. This arbitration is still in progress.

We are also dependent on other strategic partners, including Xerox, for future sales of both existing and planned products. This dependency means that the timetable for finalizing development, commercialization and distribution of both existing and planned products is dependent upon the needs and circumstances of our strategic partners. We have experienced and will continue to experience technical difficulties from time to time which may prevent us from meeting certain production and distribution targets. Any delay in meeting production and distribution targets with our strategic partners may harm our relationship with them and may cause them to terminate their relationship with us. They may terminate their relationship with us for circumstances beyond our control, including, factors unique to their business or their business decisions.

We are unable to control factors related to the business of our strategic partners. As an example, in March 2001, Adamovske Strojirny a. s. ("Adast"), a manufacturing partner of ours, announced that it has cash flow problems which could potentially affect delivery of our presses. Adast's inability to resolve their current short term financial situation could significantly reduce the number of our presses that are produced and shipped under this relationship, which could have a material adverse effect on our business.

As a result of the uncertainties surrounding many of our strategic partners, there can be no assurance that our existing strategic relationships will prove successful or that we will enter into additional strategic partnerships. There can be no assurance that our relationship with Xerox, Adast or any of our other strategic, manufacturing and distribution partners will be successful. The loss of Xerox, Adast or other principal customers or strategic partners could materially adversely affect our business.

WE ARE DEPENDENT ON THIRD PARTY SUPPLIERS FOR CRITICAL COMPONENTS AND OUR INABILITY TO MAINTAIN AN ADEQUATE SUPPLY OF ADVANCED LASER DIODES AND OTHER CRITICAL COMPONENTS COULD ADVERSELY EFFECT US. We are dependent on third party suppliers for critical components and our increased demand for these components may put strain on the ability of our third-party suppliers to deliver critical components in a timely manner. For example, our requirements for advanced technology laser diodes for use in products incorporating our PEARL and DI technology has increased and is expected to increase in the future. Although we have recently established LaserTel, a subsidiary that will focus its efforts on helping us meet our demand for laser diodes, we are still substantially dependent on third party manufacturers for our supply of laser diodes and other necessary components. If we are unable for any reason to secure an uninterrupted source of advanced laser diodes and other critical components at prices acceptable to us, our operations could be materially adversely affected. We cannot assure you that LaserTel will be able to manufacture advanced laser diodes in quantities that will fulfill our future needs. Likewise, we cannot assure you that we will be able to obtain alternative suppliers for our laser diodes or other critical components should our current supply channels prove ineffective.

WE HAVE A HISTORY OF RECENT LOSSES AND MAY INCUR FUTURE LOSSES. Although we achieved net income of $5.9 million for the fiscal year ended December 30, 2000, we sustained net losses of $39.6 million and $2.7 million during our fiscal years ended January 1, 2000 and January 2, 1999, respectively. We cannot assure you that we will continue to be profitable in the future or that we will not sustain significant losses in the future.

RECENTLY INTRODUCED PRODUCTS THAT INCORPORATE OUR TECHNOLOGY MAY NOT BE COMMERCIALLY SUCCESSFUL AND MAY NOT GAIN MARKET ACCEPTANCE. Achieving market acceptance for any products incorporating our technology requires substantial marketing and distribution efforts and expenditure of significant sums of money and allocation of significant resources, either by us, our strategic partners or both. We may not have sufficient resources to do so. Likewise, there can be no assurance that products recently introduced by our strategic partners, such as the DocuColor 233 DI and DocuColor 400 DI presses, or our recent new product offerings such as our Anthem(TM) plates and Dimension 400(TM) platesetter, will achieve widespread market acceptance or that any of our other current products or any future products that we may develop or any future products produced by others that incorporate our technologies will achieve market acceptance or become commercially successful.

OUR MANUFACTURING CAPABILITIES MAY BE INSUFFICIENT TO MEET THE DEMAND FOR OUR PRODUCTS. If demand for our products grow, our current manufacturing capabilities may be insufficient to meet this demand resulting in production delays and a failure to deliver products in a timely fashion. We may be forced to seek alternative manufacturers for our products. There can be no assurance that we will successfully be able to do so. As we introduce new products, we may face production and manufacturing delays due to technical and other unforeseen problems. Any manufacturing delay could have an adverse affect on our business and our revenues and may harm our relationships with our strategic partners.

OUR BUSINESS IS DEPENDENT ON GENERAL MARKET FACTORS AFFECTING OUR INDUSTRY AND THE ECONOMY AS A WHOLE. We are dependent on market conditions that affect our industry generally, and additionally, are also dependent on general economic and market conditions as a whole. A downturn in our industry or the economy as a whole, could have a materially adverse effect on our business.

THE EXPANSION OF OUR LASERTEL BUSINESS INTO AREAS OTHER THAN THE PRINTING BUSINESS MAY BE UNSUCCESSFUL. Our subsidiary, LaserTel, which was formed for the purpose of supplying us with laser diodes, is in the process of developing laser prototypes for the telecommunications, defense and medical industries. There can be no assurance that these prototypes will gain acceptance in these industries and likewise, there can be no assurance that these products will be commercially successful. Our executive team has limited experience in the telecommunications, defense and medical industries and there can be no assurance that LaserTel will be able to successfully exploit any opportunities that may arise.

OUR NEWLY INCORPORATED SUBSIDIARY, LASERTEL, MAY REQUIRE ADDITIONAL CAPITAL INFUSIONS FROM US. Our subsidiary, LaserTel, which was incorporated to help us meet our demand for laser diodes, may require a significant amount of capital investment by the Company in order to establish and maintain its operations. LaserTel's capital needs may exceed the Company's ability to provide such funds, requiring the Company to borrow against its credit facilities or seek to obtain outside financing for LaserTel's operations. This could have an adverse impact on our business.

OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO MAINTAIN AND PROTECT OUR PROPRIETARY RIGHTS. We have been issued a number of U.S. and foreign patents and we intend to register for additional patents where we deem appropriate. We also hold two registered trademarks and we may register additional trademarks where we deem appropriate. There can be no assurance, however, as to the issuance of any additional patents or trademarks or the breadth or degree of protection which our patents, trademarks or copyrights may afford us.

There is rapid technological development in the electronic image reproduction industries, resulting in extensive patent filings and a rapid rate of issuance of new patents. Although we believe that our technology has been independently developed and that the products we market do not infringe the patents or violate other proprietary rights of others, it is possible that such infringement of existing or future patents or violation of proprietary rights may occur. In such event, we may be required to modify our product designs or obtain a license. No assurance can be given that we would be able to do so in a timely manner, upon acceptable terms and conditions or even at all. The failure to do any of the foregoing could have a material adverse effect on us. Furthermore, there can be no assurance that we will have the financial or other resources necessary to successfully defend a patent infringement or proprietary rights violation action. Moreover, we may be unable, for financial or other reasons, to enforce our rights under any patents we may own. In August 1999 Creo Products Inc. filed an action in the United States District Court for the District of Delaware against us seeking a declaration that Creo's products do not and will not infringe any valid and enforceable claims of any of our patents in question. We have counter-claimed against Creo for patent infringement of certain of our patents. This action is ongoing. There can be no assurance that we will be successful in this action.

We also rely on proprietary know-how and employ various methods to protect the source codes, concepts, ideas and documentation of our proprietary software. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how or obtain access to our know-how or software codes, concepts, ideas and documentation. Although we have and expect to have confidentiality agreements with our employees and appropriate vendors, there can be no assurance that such arrangements will adequately protect our trade secrets.

WE FACE SUBSTANTIAL COMPETITION IN THE SALE OF OUR PRODUCTS. We compete with manufacturers of conventional presses and products utilizing existing plate-making technology, as well as presses and other products utilizing new technologies, including other types of direct-to-plate solutions such as companies that employ electrophotography as their imaging technology. Canon Inc., Indigo N.V., Xeikon N.V. and Xerox Corporation are companies that have introduced color electrophotographic copier products. Various companies are marketing product versions manufactured by these companies.

We are also aware that there is a direction in the graphic arts industry to create stand-alone computer-to-plate imaging devices for single and multi-color applications. Most of the major corporations in the graphic arts industry have developed and/or are developing and marketing off press computer-to-plate imaging systems. To date, devices manufactured by our competitors, for the most part, utilize printing plates that require a post imaging photochemical developing step, and in some cases, also require a heating process. Potential competitors in this area include, among others, Agfa Gevaert N.V., Dai Nippon Screen Manufacturing Ltd., Heidelberger Druckmaschinen AG, and Creo Products, Inc.

We also anticipate competition from printing plate manufacturing companies that manufacture, or have the potential to manufacture digital thermal plates. These companies include Agfa, Kodak Polychrome Graphics and Fuji Photo Film Co., Ltd.

Products incorporating our technologies can also be expected to face competition from conventional methods of printing and creating printing plates. Most of the companies marketing competitive products or with the potential to do so are well-established, have substantially greater financial, marketing and distribution resources than us and have established reputations for success in the development, sale and service of products. There can be no assurance that we will be able to compete successfully in the future.

WE MAY NOT BE ABLE TO ADEQUATELY RESPOND TO CHANGES IN TECHNOLOGY AFFECTING THE PRINTING INDUSTRY. Our continuing product development efforts have focused on refining and improving the performance of our PEARL and DI technology and our consumables and we anticipate that we will continue to do so. The printing and publishing industry has been characterized in recent years by rapid and significant technological changes and frequent new product introductions. Current competitors or new market entrants could introduce new or enhanced products with features which render our technologies, or products incorporating our technologies, obsolete or less marketable. Our ability to compete successfully will depend in large measure on our ability to maintain a technically competent research and development staff and to stay ahead of technological changes and advances in our industry. There can be no assurance that any refined or improved versions of current products or technologies or any new products that may be introduced by us in the future will be commercially successful.

ONGOING LITIGATION COULD HAVE AN ADVERSE IMPACT ON OUR BUSINESS. From time to time in the ordinary course of our business we may be subject to certain lawsuits. We are currently a defendant in a lawsuit commenced by PPG, Inc. claiming that equipment sold by our now discontinued Delta V subsidiary did not meet certain product specifications. Although we intend to vigorously defend this action, we could be adversely affected if the plaintiff were to prevail on its damage claim, which is in excess of $7.0 million. We are also a party in ongoing patent litigation with Creo Products Inc. There can be no assurance that we will be successful in this action, and any adverse result in this litigation will have a material adverse impact on our business.

THE LOSS OR UNAVAILABILITY OF OUR KEY PERSONNEL WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS. The success of Presstek is largely dependent on the personal efforts of Robert Hallman, our President and Chief Executive Officer, and Richard Williams, our Chairman and Chief Scientific Officer. We have entered into employment agreements with each of Mr. Hallman and Mr. Williams. The loss or interruption of the services of either Mr. Williams or Mr. Hallman could have a material adverse effect on our business and prospects.

Our success may also be dependent on our ability to hire and retain additional qualified engineering, technical, sales, marketing and other personnel. Competition for qualified personnel in our industry is intense, and there can be no assurance that we will be able to hire or retain additional qualified personnel.

OUR STOCK PRICE HAS BEEN AND COULD CONTINUE TO BE EXTREMELY VOLATILE. The market price of our common stock has been subject to significant fluctuations. The securities markets have experienced, and are likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, the trading price of our common stock could be subject to significant fluctuations in response to:

       -  actual or anticipated variations in our quarterly operating results;
       -  announcements by us or other industry participants,
       -  changes in national or regional economic conditions;
       - changes in securities analysts' estimates for us, our competitors' or our industry or our failure to meet analysts' expectations; and
       -  general market conditions.

CERTAIN FACTORS MAY HAVE A DEPRESSIVE EFFECT ON THE MARKET PRICE FOR OUR COMMON STOCK. As of March 15, 2001, we had 33,259,806 shares of our common stock outstanding. Approximately 30,540,000 of our shares are currently freely tradable without restriction under the Securities Act of 1933. All of the remaining shares have been held by their holders for over one year and are eligible for sale, subject, in some cases, to affiliate and other restrictions under Rule 144 of the Securities Act of 1933. The sale of a significant number of shares of common stock could adversely affect the market price of our common stock.

There are currently outstanding options to purchase approximately $3.2 million shares of our common stock at prices ranging from $5.88-$26.94 per share. Substantially all of these shares have been registered for resale and may be sold, subject, in some cases, to volume and other limitations under Rule 144 of the Securities Act of 1933. To the extent they are exercised or converted, the percentage ownership of existing stockholders will be diluted and our stock price could be adversely affected. This could also adversely affect the terms upon which we may be able to obtain additional equity capital in the future, since the holders of outstanding options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in the outstanding options.

In addition, in connection with the settlement of the consolidated class action involving us, we are obligated to issue an additional 808,050 shares of common stock. These shares, when issued, will not be restricted in the hands of the holders and thus, the holders will be able to immediately sell the shares. This could have a depressive effect on the market for our common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

The Company is exposed to market risk from changes in interest rates primarily as a result of its borrowing activities, and to a lesser extent, its investing activities. The majority of the Company's long-term borrowings are in fixed rate instruments, or variable rate instruments with fixed rate conversion provisions. The Company does not enter into interest rate swap agreements or other speculative or leveraged transactions. The Company currently has no material exposure to interest rate fluctuations on its short-term investments

The Company has limited exposure to foreign currency exchange rate risk as substantially all of its transactions are denominated in U.S. dollars. Some of the Company's customers and strategic partners are not located in the United States, however. As a result, the Company's customers and strategic partners are themselves subject to fluctuations in foreign exchange rates. If their home country currency were to decrease in value relative to the United States dollar, their ability to purchase and market the Company's products could be adversely affected and the Company's products may become less competitive to them. This may have an adverse impact on the Company's business. Likewise, some of the Company's suppliers are not located in the United States and thus, such suppliers are subject to foreign exchange rate risks in transactions with the Company. Decreases in the value of their home country currency versus that of the United States dollar could cause fluctuations in supply pricing which could have an adverse effect on the Company's business.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

The financial statements required by Item 8 of Form 10-K are referenced in Item 14 of this report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

Not applicable


PART III
--------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

The information required by this item will be set forth under the captions "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy statement that the Company expects to file with the Securities Exchange Commission within 120 days of the fiscal year ended December 30, 2000 for the Annual Meeting of Stockholders to be held on June 5, 2001 (the "Proxy Statement") and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

The information required by this item will be set forth under the caption "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The information required by this item will be set forth under the caption "Voting Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The information required by this item will be set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

(a)(1)    Financial Statements                                              Page

          Report of Independent Certified Public Accountants                 F-2

          Balance Sheets as of December 30, 2000, and January 1, 2000        F-3

          Statements of Operations for the fiscal years ended
            December 30, 2000, January 1, 2000, and January 2, 1999          F-4

          Statements of Changes in Stockholders' Equity for the
            fiscal years ended December 30, 2000, January 1, 2000
            and January 2, 1999                                              F-5

          Statements of Cash Flows for the fiscal years ended
            December 30, 2000, January 1, 2000, and January 2, 1999          F-6

          Notes to Financial Statements                                      F-7


(a)(2)    Financial Statement Schedule

          Schedule II-Valuation and Qualifying Accounts and Reserves        FS-1

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)    Exhibits

Exhibit
Number            Description
------            -----------

3(a) Amended and Restated Certificate of Incorporation of the Company, as amended. (Previously filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 29, 1996, hereby incorporated by reference.)

3(b) By-laws of the Company. (Previously filed as an exhibit with the Company's Form 10-K for the fiscal year ended December 30, 1995, filed March 29, 1996, hereby incorporated by reference.)

10(a) Confidentiality Agreement between the Company and Heidelberger Druckmaschinen A.G., effective December 7, 1989 as amended. (Previously filed as Exhibit 10(i) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, hereby incorporated by reference.)

10(b) Master Agreement effective January 1, 1991, by and between Heidelberger Druckmaschinen Aktiengesellschaft and the Company. (Previously filed as an exhibit to the Company's Form 8-K, dated January 1, 1991, hereby incorporated by reference.)

10(c) Technology License effective January 1, 1991, by and between Heidelberger Druckmaschinen Aktiengesellschaft and the Company. (Previously filed as an exhibit to the Company's Form 8-K, dated January 1, 1991, hereby incorporated by reference.)

10(d) Memorandum of Performance No. 3 dated April 27, 1993, to the Master Agreement, Technology License, and Supply Agreement between the Company and Heidelberger Druckmaschinen Aktiengesellschaft. (Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1993, hereby incorporated by reference.)

10(e) Modification to Memorandum of Performance No. 3 dated April 27, 1993, to the Master Agreement, Technology License, and Supply Agreement between the Company and Heidelberger Druckmaschinen Aktiengesellschaft. (Previously filed as an exhibit to the Company's Annual report on Form 10-K for the fiscal year ended December 31, 1994, hereby incorporated by reference.)

10(f)* Memorandum of Understanding No. 4 dated November 9, 1995, to the Master Agreement and Technology License and Supply Agreement between the Company and Heidelberger Druckmaschinen Aktiengesellschaft. (Previously filed as Exhibit 10.k to the Company's Form 10-K for the fiscal year ended December 30, 1995, filed March 29, 1996, hereby incorporated by reference.)

10(g) Lease relating to real property located at 9 Commercial St., Hudson, New Hampshire. (Previously filed as Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed March 31, 1997, hereby incorporated by reference.)

10(h) Lease relating to real property located at 18-20 Hampshire Dr., Hudson, New Hampshire. (Previously filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed March 31, 1997, hereby incorporated by reference.)

10(i)** Employment Agreement dated March 30, 1999 between the Company and Richard Williams. (Previously filed as Exhibit 10.L to the Company's Form 10-K for the fiscal year ended January 2, 1999, filed March 2, 1999, hereby incorporated by reference.)

10(j)** 1991 Stock Option Plan. (Previously filed as an exhibit to the Company's Annual report on Form 10-K for the fiscal year ended December 31, 1991, hereby incorporated by reference.)

10(k)** 1994 Stock Option Plan. (Previously filed as an exhibit to the Company's Annual report on Form 10-K for the fiscal year ended December 31, 1994, hereby incorporated by reference.)

10(l)**     Non-Employee Director Stock Option Plan. (Previously filed as
            Exhibit 10.0 to the Company's Form 10-K for the fiscal year ended January 2, 1999, filed March 2, 1999, hereby incorporated by reference.)

10(m)** 1997 Interim Stock Option Plan. (Previously filed as Exhibit 10.1 to the Company's Quarterly report on Form 10-Q for the quarter ended September 27, 1997, filed November 7, 1997, hereby incorporated by reference.)

10(n)* Memorandum of Understanding No. 5 dated March 7, 1997 between the Company and Heidelberger Druckmaschinen Aktiengesellschaft. (Previously filed as Exhibit 10.(T) to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed March 31, 1997, hereby incorporated by reference.)

10(o) Amendment to Loan Agreement between the Company and Citizens Bank, New Hampshire. (Previously filed as Exhibit 10.R to the Company's Form 10-K for the fiscal year ended January 2, 1999, filed March 2, 1999, hereby incorporated by reference.)

10(p) Replacement Revolving Line of Credit Promissory Note in favor of Citizens Bank, New Hampshire. (Previously filed as Exhibit 10.S to the Company's Form 10-K for the fiscal year ended January 2, 1999, filed March 2, 1999, hereby incorporated by reference.)

10(q)** 1998 Stock Incentive Plan. (Previously filed as Exhibit A to the Company's April 23, 1998 Proxy Statement, filed April 24, 1998, hereby incorporated by reference.)

10(r)** Employment Agreement by and between the Company and Robert W. Hallman. (Previously filed as Exhibit 10.1 to the Company's Quarterly report on Form 10-Q for the Quarter ended October 3, 1998, filed November 17, 1998, hereby incorporated by reference.)

10(s) Master Security agreement and related Promissory Note, by and between the Company and Keycorp Leasing, a Division of Key Corporate Capital, Inc., dated September 27, 1999. (Previously filed as
            Exhibit 10(s) to the Company's Form 10-Q for the quarter ended October 1, 1999, filed November 16, 1999, hereby incorporated by reference.)

10(t) Amendment to existing loan agreement with Citizens Bank, New Hampshire, dated, March 22, 2000. (Previously filed as Exhibit 10(t) to the Company's Form 10-K for the fiscal year ended January 1, 2000, filed March 31, 2000, hereby incorporated by reference.)

10(u) Amendment to existing loan agreement with Keybank Corporate Capital, Inc., dated March 28, 2000. (Previously filed as Exhibit 10(u) to the Company's Form 10-K for the fiscal year ended January 1, 2000, filed March 31, 2000, hereby incorporated by reference.)

10(v)* Master Supply and Distribution Agreement by and between Presstek, Inc. and Xerox Corporation dated September 22, 2000. (Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000, filed November 14, 2000, hereby incorporated by reference.)

10(w) Amendment to Loan Agreement and Related Loan Documents by and among Presstek, Inc., LaserTel, Inc., and Citizens Bank New Hampshire dated as of October 30, 2000. (Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000, filed November 14, 2000, hereby incorporated by reference.)

10(x) Guaranty Agreement by LaserTel, Inc., to the benefit of Citizens Bank New Hampshire made as of October 30, 2000. (Previously filed as
            Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000, filed November 14, 2000, hereby incorporated by reference.)

10(y) Term Note dated October 30, 2000 made by Presstek, Inc. in favor of Citizens Bank New Hampshire. (Previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000, filed November 14, 2000, hereby incorporated by reference.)

10(z) Security Agreement by and between LaserTel, Inc. and Citizens Bank New Hampshire dated October 30, 2000. (Previously filed as Exhibit
            10.5 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000, filed November 14, 2000, hereby incorporated by reference.)

10(aa) Assignment of Lease Agreement by and between Presstek, Inc. and Citizens Bank New Hampshire made as of October 30, 2000. (Previously filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000, filed November 14, 2000, hereby incorporated by reference.)

10(bb) Mortgage and Security Agreement between Presstek, Inc. and Citizens Bank New Hampshire dated October 30, 2000. (Previously filed as
            Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000, filed November 14, 2000, hereby incorporated by reference.)

10(cc) Replacement Revolving Line of Credit Promissory Note dated October 30, 2000 issued by Presstek, Inc. in favor of Citizens Bank New Hampshire. (Previously filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000, filed November 14, 2000, hereby incorporated by reference.)

10(dd) Stipulation of Settlement by and among Presstek, Inc. et al and Representative Plaintiffs (on behalf of themselves and each of the Class Members) dated March 23, 2000. (Previously filed as Exhibit
            10.9 to the Company's Quarterly Report on Form 10- Q for the Quarter ended September 30, 2000, filed November 14, 2000, hereby incorporated by reference.)

10(ee)** Amended and Restated Employment Agreement by and between the Company and Richard A Williams, dated May 25, 2000, superceding all other agreements between the Company and Richard A. Williams (filed herewith.)

10(ff)** Letter of Agreement between the Company and Robert W. Hallman, dated May 25, 2000, amending certain portions of the Employment Agreement by and between the Company and Robert W. Hallman, previously filed as Exhibit 10.1 to the Company's Quarterly report on Form 10-Q for the Quarter ended October 3, 1998, filed November 17, 1998 (filed herewith.)

21          Subsidiaries of the Company (filed herewith.)

23(a)       Consent of BDO Seidman, LLP (filed herewith.)

* The SEC has granted the Company's request of confidential treatment with respect to a portion of this exhibit.

**          Denotes management employment contracts or compensatory plans.


Item 14(b)  Reports of Form 8-K
            None

Item 14(c)  See Item 14(a)(3) above.

Item 14(d)  See Item 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PRESSTEK, INC.

Dated: March 30, 2001                         By: /s/ Robert W. Hallman
                                                  -----------------------
                                                  Robert W. Hallman
                                                  President and
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                           Date
---------                         -----                           ----
/s/ Richard A. Williams           Chairman of the Board           March 30, 2001
-----------------------------     and Chief Scientific Officer
Richard A. Williams

/s/ Robert W. Hallman             Chief Executive Officer,        March 30, 2001
-----------------------------     President, and Director
Robert W. Hallman                (Principal Executive Officer)

/s/ Dr. Lawrence Howard           Director                        March 30, 2001
-----------------------------
Dr. Lawrence Howard

/s/ Harold N. Sparks              Director                        March 30, 2001
-----------------------------
Harold N. Sparks

/s/ John W. Dreyer                Director                        March 30, 2001
-----------------------------
John W. Dreyer

/s/ John B. Evans                 Director                        March 30, 2001
-----------------------------
John B. Evans

/s/ Edward J. Marino              Director                        March 30, 2001
-----------------------------
Edward J. Marino

/s/ Michael D. Moffitt            Director                        March 30, 2001
-----------------------------
Michael D. Moffitt

/s/ Daniel S. Ebenstein, Esq.     Director                        March 30, 2001
-----------------------------
Daniel S. Ebenstein

/s/ Neil Rossen                   Chief Financial Officer         March 30, 2001
-----------------------------     (Principal Financial and
Neil Rossen                       Accounting Officer)

INDEX TO FINANCIAL STATEMENTS


                                                                            Page

Report of Independent Certified Public Accountants                           F-2

Balance Sheets as of December 30, 2000 and January 1, 2000                   F-3

Statements of Operations for the fiscal years ended
December 30, 2000, January 1, 2000 and January 2, 1999                       F-4

Statements of Changes in Stockholders' Equity for the fiscal
years ended December 30, 2000, January 1, 2000 and January 2, 1999           F-5

Statements of Cash Flows for the fiscal years ended December
30, 2000, January 1, 2000 and January 2, 1999                                F-6

Notes to Financial Statements                                                F-7

Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts and Reserves                FS-1

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Presstek, Inc.
Hudson, New Hampshire


We have audited the accompanying balance sheets of Presstek, Inc. as of December 30, 2000 and January 1, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Presstek, Inc. at December 30, 2000 and January 1, 2000, and the results of its operations and its cash flows for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


/s/ BDO SEIDMAN, LLP
    BDO SEIDMAN, LLP

New York, New York
February 13, 2001

PRESSTEK, INC.

BALANCE SHEETS                                                                DEC 30          Jan 1
(In thousands, except share data)                                              2000            2000
-----------------------------------------------------------------------     ----------      ----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                 $   11,972      $   18,653
  Accounts receivable, net of allowance for losses of $2,842
     and $3,302 in fiscal 2000 and 1999, respectively                           16,946          11,645
  Inventories                                                                   12,045           7,214
  Advances to suppliers                                                          6,455            --
  Other current assets                                                           1,147             859
-----------------------------------------------------------------------     ----------      ----------
          Total current assets                                                  48,565          38,371
-----------------------------------------------------------------------     ----------      ----------
PROPERTY, PLANT AND EQUIPMENT, NET                                              60,248          50,990
-----------------------------------------------------------------------     ----------      ----------
OTHER ASSETS:
  Patent application costs and license rights, net                               4,885           5,126
  Other                                                                          2,204             146
-----------------------------------------------------------------------     ----------      ----------
          Total other assets                                                     7,089           5,272
-----------------------------------------------------------------------     ----------      ----------
                TOTAL                                                       $  115,902      $   94,633
=======================================================================     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                         $    1,989      $    1,024
  Accounts payable and accrued expenses                                          8,476           8,788
  Accrued salaries and employee benefits                                         1,686           1,269
  Deferred revenues                                                              2,559             100
  Net current liabilities of discontinued operations                             1,568           1,817
-----------------------------------------------------------------------     ----------      ----------
          Total current liabilities                                             16,278          12,998
-----------------------------------------------------------------------     ----------      ----------
LONG-TERM DEBT, NET OF CURRENT PORTION                                          16,481           8,830
-----------------------------------------------------------------------     ----------      ----------
OTHER LONG-TERM  LIABILITIES                                                      --            22,950
-----------------------------------------------------------------------     ----------      ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized 1,000,000
     shares; no shares issued or outstanding                                      --              --
  Common stock, $.01 par value; authorized 75,000,000
     shares; issued and outstanding 34,027,981 shares at
     December 30, 2000; 32,515,651 shares at January 1, 2000                       340             325
  Additional paid-in capital                                                    96,685          69,312
  Retained earnings (deficit)                                                  (13,882)        (19,782)
-----------------------------------------------------------------------     ----------      ----------
          Total stockholders' equity                                            83,143          49,855
-----------------------------------------------------------------------     ----------      ----------
                TOTAL                                                       $  115,902      $   94,633
=======================================================================     ==========      ==========

See notes to financial statements

PRESSTEK, INC.

STATEMENTS OF OPERATIONS
(In thousands, except per share data)
                                                                     DEC 30        Jan 1         Jan 2
FOR THE FISCAL YEARS ENDED                                            2000          2000          1999
---------------------------------------------------------------     --------      --------      --------
REVENUES:
  Product sales                                                     $ 78,121      $ 47,948      $ 60,833
  Royalties and fees from licensees                                    9,173         7,016        13,332
---------------------------------------------------------------     --------      --------      --------
     Total revenues                                                   87,294        54,964        74,165
---------------------------------------------------------------     --------      --------      --------
COSTS AND EXPENSES:
  Cost of products sold                                               46,747        33,326        46,606
  Research and product development                                    15,897        17,190        14,994
  Sales, marketing and customer support                                9,613         5,934         5,620
  General and administrative                                           9,635         6,487         9,264
  Provision for settlement of shareholder litigation                    --          23,200          --
---------------------------------------------------------------     --------      --------      --------
     Total costs and expenses                                         81,892        86,137        76,484
---------------------------------------------------------------     --------      --------      --------
INCOME (LOSS) FROM OPERATIONS                                          5,402       (31,173)       (2,319)
---------------------------------------------------------------     --------      --------      --------
OTHER INCOME (EXPENSE):
  Dividend and interest, net                                             (99)          501           623
  Other, net                                                             147            38           109
---------------------------------------------------------------     --------      --------      --------
     Total other income, net                                              48           539           732
---------------------------------------------------------------     --------      --------      --------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                                  5,450       (30,634)       (1,587)

PROVISION FOR INCOME TAXES                                               150          --            --
---------------------------------------------------------------     --------      --------      --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                               5,300       (30,634)       (1,587)
---------------------------------------------------------------     --------      --------      --------
DISCONTINUED OPERATIONS:
  Income (loss) from discontinued operations                             600          (448)       (1,094)
  Loss on disposal of discontinued operations                           --          (8,534)         --
---------------------------------------------------------------     --------      --------      --------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                          $    600        (8,982)       (1,094)
---------------------------------------------------------------     --------      --------      --------
NET INCOME (LOSS)                                                   $  5,900      $(39,616)     $ (2,681)
===============================================================     ========      ========      ========
EARNINGS (LOSS) PER SHARE - BASIC:
  From continuing operations                                        $   0.16      $  (0.95)     $  (0.05)
===============================================================     ========      ========      ========
  From discontinued operations                                      $   0.02      $  (0.28)     $  (0.03)
===============================================================     ========      ========      ========
EARNINGS (LOSS) PER SHARE - BASIC                                   $   0.18      $  (1.23)     $  (0.08)
===============================================================     ========      ========      ========
EARNINGS (LOSS) PER SHARE - DILUTED:
  From continuing operations                                        $   0.15      $  (0.95)     $  (0.05)
===============================================================     ========      ========      ========
  From discontinued operations                                      $   0.02      $  (0.28)     $  (0.03)
===============================================================     ========      ========      ========
EARNINGS (LOSS) PER SHARE - DILUTED                                 $   0.17      $  (1.23)     $  (0.08)
===============================================================     ========      ========      ========
WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING - BASIC                                     32,826        32,336        31,986
===============================================================     ========      ========      ========
WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING - DILUTED                                   35,320        32,336        31,986
===============================================================     ========      ========      ========

See notes to financial statements

PRESSTEK, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except per share data)

FOR THE FISCAL YEARS ENDED DECEMBER 30, 2000, JANUARY 1, 2000 AND JANUARY 2, 1999
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                        ACCUMULATED
                                                                             ADDITIONAL     RETAINED       OTHER         TOTAL
                                                       COMMON STOCK            PAID-IN      EARNINGS   COMPREHENSIVE  STOCKHOLDERS'
                                                   SHARES        AMOUNT        CAPITAL      (DEFICIT)   INCOME (LOSS)    EQUITY
---------------------------------------------     --------      --------      --------      --------      --------      --------
BALANCE AT JANUARY 3, 1998                          31,867      $    319      $ 63,157      $ 22,515      $     (1)     $ 85,990
Comprehensive loss:
  Net loss for the fiscal year                                                                (2,681)                     (2,681)
  Other comprehensive loss:
     Unrealized gain on marketable securities                                                                    1             1
                                                                                                                        --------
Comprehensive loss for the fiscal year                                                                                    (2,680)
                                                                                                                        --------
Issuance of unregistered shares of common
  stock relative to the acquisition of Heath
  Custom Press, Inc. at $25.38 per share                94             1         2,406                                     2,407
Issuance of common stock relative to the
  exercise of incentive and non-qualified
  stock options at $2.85 - $10.94 per share            315             3         1,733           --            --          1,736
---------------------------------------------     --------      --------      --------      --------      --------      --------

BALANCE AT JANUARY 2, 1999                          32,276           323        67,296        19,834          --          87,453
Comprehensive loss:
  Net loss for the fiscal year                                                               (39,616)                    (39,616)
  Other comprehensive loss                                                                                                  --
                                                                                                                        --------
Comprehensive loss for the fiscal year                                                                                   (39,616)
                                                                                                                        --------
Issuance of unregistered shares of common
  stock relative to the acquisition of R/H
  Consulting, Inc. at $9.875 per share                 143             1         1,409                                     1,410
Issuance of common stock relative to the
  exercise of incentive and non-qualified
  stock options at $3.55 - $13.75 per share             97             1           607          --            --             608
---------------------------------------------     --------      --------      --------      --------      --------      --------

BALANCE AT JANUARY 1, 2000                          32,516           325        69,312       (19,782)         --          49,855
Comprehensive income:
  Net income for the fiscal year                                                               5,900                       5,900
  Other comprehensive income                                                                                                 --
                                                                                                                        --------
Comprehensive income for the fiscal year                                                                                   5,900
                                                                                                                        --------
Issuance of warrants to purchase 300,000
  shares of common stock in exchange for
  services rendered                                                              2,488                                     2,488
Issuance of unregistered shares of common
  stock relative to the settlement of the
  derivative lawsuit                                    61             1           949                                       950
Issuance of unregistered shares of common
  stock relative to the settlement of the
  class action lawsuit                               1,245            12        21,988                                    22,000
Issuance of common stock relative to the
  exercise of incentive and non-qualified
  stock options at $4.85 - $14.75 per share            206             2         1,948                                     1,950
---------------------------------------------     --------      --------      --------      --------      --------      --------
BALANCE AT DECEMBER 30, 2000                        34,028      $    340      $ 96,685      $(13,882)     $    --       $ 83,143
=============================================     ========      ========      ========      ========      ========      ========

See notes to financial statements

PRESSTEK, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

                                                                DEC 30        Jan 1         Jan 2
FOR THE FISCAL YEARS ENDED                                       2000          2000          1999
----------------------------------------------------------     --------      --------      --------
CASH FLOWS - OPERATING ACTIVITIES:
  Income (loss) from continuing operations                     $  5,300      $(30,634)     $ (1,587)
    Adjustments to reconcile income (loss) from
    continuing operations to net cash provided by
    operating activities of continuing operations:
       Depreciation and amortization                              6,653         5,682         4,049
       Provision for warranty and other costs                       862           290           679
       Provision for losses on accounts receivable                  686         1,790         4,655
       Provision for shareholder litigation settlement             --          22,950          --
       Other, net                                                    75            41            38
    Changes in operating assets and liabilities, net
    of effects from acquisitions:
       Decrease (increase) in accounts receivable                (5,987)        7,191         1,392
       Decrease (increase) in inventories                        (4,831)        2,510         4,093
       Decrease in costs and estimated earnings in
         excess of billings on uncompleted contracts               --            --             899
       Decrease (increase) in advances to suppliers
         and other current assets                                (6,743)          109          (538)
       Increase (decrease) in accounts payable and
         accrued expenses                                         1,329           100          (702)
       Increase in accrued salaries and employee
         benefits                                                   417           332           117
       Increase (decrease) in billings in excess of costs
         and estimated earnings on uncompleted contracts            (44)       (1,951)        1,995
----------------------------------------------------------     --------      --------      --------
  Net cash provided by (used in) operating activities
    of continuing operations                                     (2,283)        8,410        15,090
  Net cash provided by (used in) operating activities
    of discontinued operations                                      988        (7,196)          744
----------------------------------------------------------     --------      --------      --------
  Net cash provided by (used in) operating activities            (1,295)        1,214        15,834
----------------------------------------------------------     --------      --------      --------
CASH FLOWS - INVESTING ACTIVITIES:
    Investment in subsidiary, net of cash acquired                 --            (494)         --
    Purchases of property, plant and equipment                  (15,245)      (11,812)       (6,410)
    Proceeds from sale of land and equipment                         22           459           442
    Proceeds from sale of certain net assets of
       Heath Custom Press, Inc.                                    --            --             732
    Increase in other assets                                       (729)       (1,005)         (584)
    Sales and maturities of marketable securities                  --            --           1,000
----------------------------------------------------------     --------      --------      --------
  Net cash used in investing activities of
    continuing operations                                       (15,952)      (12,852)       (4,820)
  Net cash provided by investing activities of
    discontinued operations                                        --           7,215            85
----------------------------------------------------------     --------      --------      --------
  Net cash used in investing activities                         (15,952)       (5,637)       (4,735)
----------------------------------------------------------     --------      --------      --------
CASH FLOWS - FINANCING ACTIVITIES:
    Net proceeds from sale of common stock                        1,950           608         1,736
    Proceeds from mortgage term loan                              4,000          --           6,900
    Repayments of mortgage term loan                               (556)         (518)         (456)
    Proceeds from lease line of credit                            5,959         4,041          --
    Repayments of lease line of credit                             (787)         (112)         --
    Net payments of revolving line of credit                       --            --          (4,800)
    Payment of Heath Custom Press, Inc.'s
      revolving line of credit                                     --            --            (600)
----------------------------------------------------------     --------      --------      --------
    Net cash provided by financing activities                    10,566         4,019         2,780
----------------------------------------------------------     --------      --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (6,681)         (404)       13,879
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                    18,653        19,057         4,939
    Cash acquired from Heath Custom Press, Inc.                    --            --             239
----------------------------------------------------------     --------      --------      --------
CASH AND CASH EQUIVALENTS END OF PERIOD                        $ 11,972      $ 18,653      $ 19,057
==========================================================     ========      ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
       Interest                                                $    813      $    114      $    225
==========================================================     ========      ========      ========
       Income taxes                                            $     55      $   --        $    250
==========================================================     ========      ========      ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Warrants issued in exchange for consulting
       services rendered                                       $  2,488      $   --        $   --
==========================================================     ========      ========      ========
    Issuance of unregistered shares of common
       stock in settlement of the Derivative
       Lawsuit                                                 $    950      $   --        $   --
==========================================================     ========      ========      ========
    Issuance of unregistered shares of common
       stock in settlement of the Class Action
       Lawsuit                                                 $ 22,000      $   --        $   --
==========================================================     ========      ========      ========
    Common stock issued and net assets acquired
       relating to the acquisition of
       RH Consulting, Inc.                                     $   --        $  1,410      $   --
==========================================================     ========      ========      ========
    Common stock issued and net assets acquired
       relating to the acquisition of Heath
       Custom Press, Inc.                                      $   --        $   --        $  2,407
==========================================================     ========      ========      ========

See notes to financial statements

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

NATURE OF BUSINESS - Presstek, Inc. ("Presstek", or "the Company") is a leading developer of non-photographic, digital imaging and printing plate technologies for the printing and graphic arts industries. Presstek's products and applications incorporate PEARL(R) and DI(R) digital imaging technologies and utilize PEARL consumables for CTP and direct-to-press applications. The Company's patented DI and PEARL, thermal laser diode product family, enables its customers to produce high quality, full-color lithographic printed materials more quickly and cost efficiently.

In April 2000 the Company incorporated an Arizona subsidiary, LaserTel, Inc. ("LaserTel") for the purpose of securing its supply of laser diodes. LaserTel is located in the former Delta V Technologies, Inc. ("Delta V") facility in Tucson, Arizona. LaserTel operates as a subsidiary of Presstek, and is primarily engaged in the manufacture and development of the Company's high-powered laser diodes.

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

The divestiture of Delta V was recorded in the quarter ended October 2, 1999, and the financial statements for all periods reflect Delta V as a discontinued operation. See Note 3 of notes to the financial statements. All of the following notes, unless otherwise indicated, refer to the continuing operations of Presstek.

The Company operates in two reportable segments, the Digital Imaging Products segment and the LaserTel segment. The Digital Imaging Products segment is primarily engaged in the development, manufacture and sales of proprietary digital imaging systems and printing plate technologies for CTP and direct-to-press applications. The LaserTel segment is primarily engaged in the manufacture and development of Presstek's high-powered laser diodes. See Note 10 of notes to the financial statements.

PRINCIPLES OF CONSOLIDATION - The financial statements for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999, include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

FISCAL YEAR - The Company operates and reports on a 52/53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements include the 52 week fiscal years ended December 30, 2000 ("fiscal 2000"), January 1, 2000 ("fiscal 1999") and January 2, 1999 ("fiscal 1998").

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

Revenues from fixed-price and modified fixed-price development contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to the estimated total of direct costs for each contract. As contracts may extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revisions become known.

Deferred revenues include certain customer advances received as a result of the Company's supply and distribution agreements. These revenues are recognized as product is shipped or services are performed.

SHIPPING AND HANDLING COSTS - Shipping and handling costs billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as a cost of sales.

PRODUCT WARRANTIES - The Company warrants its products against defects in material and workmanship for a period of one year. Anticipated future warranty costs are accrued by a charge to expense as products are shipped and the related revenue recognized. At December 30, 2000 and January 1, 2000, accrued expenses included accrued warranty costs of $598,000 and $1.0 million.

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

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average numbers of shares of common stock outstanding during the period. Diluted earnings (loss) per share, is computed giving effect to all diluted potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options. For fiscal 1999 and 1998, potentially dilutive securities that related to shares issuable upon the exercise of stock options granted by the Company were excluded, as their effect was antidilutive. See Note 4 of notes to the financial statements.

CASH EQUIVALENTS AND MARKETABLE SECURITIES - For purposes of reporting cash flows, the Company considers all savings deposits, certificates of deposit, money market funds and deposits purchased, and short term investments with a maturity of three months or less to be cash equivalents. Marketable securities are classified as available for sale and are stated at fair market value. All unrealized gains and losses, if any, are recorded as a separate component of stockholders' equity. At December 30, 2000 and January 1, 2000 cash and cash equivalents consisted of cash balances on deposit and money market funds, and high-quality debt securities and commercial paper with a maturity of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments. The carrying amounts of the Company's bank borrowings under its lease line of credit agreement approximates fair value because the interest rates are based on floating rates identified by reference to market rates. The fair value of the Company's other long-term debt is estimated based on quoted market prices. At December 30, 2000 and January 1, 2000, the fair value of the Company's long-term debt approximated carrying value.

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consists primarily of cash equivalents and accounts receivable. The Company invests in high-quality money market instruments, securities of the U.S government, and high-quality corporate issues. Accounts receivable are generally unsecured and are derived from the Company's customers located around the world. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Concentration of credit risk with respect to accounts receivable results from a significant portion of the Company's receivables concentrated with two major customers. See Note 10 of notes to the financial statements.

INVENTORIES - Inventories are valued at the lower of cost or market value, with cost determined using the first-in, first-out method. At December 30, 2000 and January 1, 2000, inventories consisted of the following:

           (In thousands)            2000         1999
          ----------------         --------     --------
          Raw materials            $  3,800     $  1,915
          Work in process             5,082        3,055
          Finished goods              3,163        2,244
          ----------------         --------     --------
             Total                 $ 12,045     $  7,214
          ================         ========     ========

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost and are depreciated using a straight-line method for both financial reporting and for tax purposes over their estimated useful lives (ranging from 3 to 30 years). Leasehold improvements are amortized over the life of the lease for financial reporting purposes.

PATENT APPLICATION COSTS AND LICENSE RIGHTS - Patent application costs represent the expense of preparing and filing applications to patent the Company's proprietary technologies, in addition to certain patent and license rights obtained in the Company's acquisitions. Such costs are amortized over a period ranging from five to seven years, beginning on the date the patents or rights are issued or acquired. Amortization expense for fiscal 2000, 1999 and 1998, was $779,000, $516,000 and $453,000, respectively.

SOFTWARE DEVELOPMENT COSTS - Software development costs for products and certain product enhancements are capitalized subsequent to the establishment of their technological feasibility (as defined in Statement of Financial Accounting Standards No. 86) based upon the existence of working models of the products which are ready for initial customer testing. Costs incurred prior to such technological feasibility or subsequent to a product's general release to customers are expensed as incurred. During fiscal 2000, 1999 and 1998, the Company did not incur material costs subject to capitalization. Through fiscal 1996, the Company incurred and capitalized $895,000 million of costs subject to capitalization. Amortization of these costs commenced in fiscal 1995 when the related product was released to customers. Amortization expense reported for the fiscal years 1999 and 1998, were $40,000, and $80,000, respectively. There was no amortization expense for fiscal 2000. Amortization expense was based upon the ratio that current gross revenues bear to total estimated gross revenues, which was an amount greater than amortization on a straight-line method over the estimated economic life of the product from three to five years. As of January 1, 2000, all software development costs had been fully amortized.

LONG LIVED ASSETS - Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. As a result of the divestiture of Delta V, the Company recorded a charge of $6.1 million in fiscal 1999 related to the write-down of goodwill and other intangibles. No other write-downs were necessary for fiscal 2000, 1999 and 1998.

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

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS - In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was adopted in fiscal 2000 and did not have a material impact on the Company's financial position or results of operations.

In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB No. 25" ("FIN No. 44'). FIN No. 44 clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting of an exchange of stock compensation awards in a business combination. In general, FIN No. 44 was effective July 1, 2000. The adoption of FIN No. 44 did not have a material impact on the Company's financial position or results of operations.

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133; "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). SFAS No. 133 (as amended by SFAS No.
137) requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company does not presently enter into any transactions involving derivative financial instruments and, accordingly, does not anticipate the new standard will have any effect on its financial statements for the foreseeable future.

2.        BUSINESS ACQUISITIONS
          ---------------------

In November 1999 the Company acquired 100% of the stock of R/H. R/H was principally engaged in the research and development of laser imageable printing plates. R/H was purchased for $500,000 in cash and 142,855 shares of the Company's common stock. The excess of the purchase price paid over the book value of net assets acquired of $1.9 million has been allocated to the patents acquired. The acquisition was accounted for as a purchase and accordingly, the results of R/H's operations subsequent to November 1999 have been included in the financial statements for fiscal 2000 and for the fourth quarter of fiscal 1999. The results of R/H's operations for 1999 and 1998 would not have had a material impact on the Company's results of operations for the comparable periods.

In January 1998, the Company acquired 100% of the stock of Heath Custom Press, Inc. ("Heath"). Heath was engaged in the design and manufacture of custom printing presses. Heath was purchased for 94,865 unregistered shares of the Company's common stock. The purchase price of $2.4 million has been allocated to assets acquired and liabilities assumed based on the fair market value at the date of acquisition as follows: current assets, $2.2 million; patents, $1.8 million; long-term assets, $.2 million; other liabilities, $1.8 million. The acquisition was accounted for as a purchase and accordingly, the results of Heath's operations have been included in the Company's financial statements for the fiscal years 2000, 1999 and 1998.

In October 1998, the Company sold certain assets of Heath for $1.0 million, which approximated book value. The Company retained all rights to Heath's patents.

3.        DISCONTINUED OPERATIONS
          -----------------------

During fiscal 1999 the Company discontinued the operations of Delta V to allow the Company to further focus its efforts on the core business of digital imaging and plate manufacturing. Located in Tucson, Arizona, Delta V was engaged in the development, manufacture, and sale of vacuum deposition coating equipment for vacuum coating applications. The Company concluded the operations of Delta V at the end of fiscal 1999.

As a result of the divestiture of Delta V, the Company incurred an $8.5 million loss on disposal of discontinued operations for the fiscal year ended January 1, 2000. This included actual closing costs and operating losses incurred in the fourth quarter of fiscal 1999 of $2.2 million, a provision for anticipated closing costs of $1.6 million, $6.1 million related to the write off of goodwill and other intangible assets, a reduction in other asset values of $1.6 million. These costs were partially offset by proceeds of $3.0 million received from Minnesota Mining and Manufacturing Co. ("3M"), for the licensing of the Company's intellectual property relating to vacuum-deposited polymer multi-layer technology.

Delta V is reported separately as a discontinued operation, and prior periods have been restated in the Company's financials statements, related footnotes and the management's discussion and analysis to conform to this presentation.

Revenues and income from discontinued operations for fiscal 2000, 1999 and 1998 were as follows:

        (In thousands)                             2000       1999       1998
-----------------------------------------------   -------    -------    -------
Revenues                                          $  --      $ 7,248    $10,221
Costs and expenses                                   --        8,365     11,479
-----------------------------------------------   -------    -------    -------
Loss from operations                                 --       (1,117)    (1,258)
Other income                                          600        669        164
-----------------------------------------------   -------    -------    -------
Net Income (loss) from discontinued operations    $   600    $  (448)   $(1,094)
===============================================   =======    =======    =======

Net current liabilities of discontinued operations at December 30, 2000 and January 1, 2000 were as follows:

        (In thousands)                                2000       1999
--------------------------------------------------   -------    -------
Cash                                                 $  --      $   222
Accounts receivable                                     --          700
Other current assets                                    --            1
Accrual for anticipated closing costs                   --       (1,626)
Other current liabilities                             (1,568)    (1,114)
--------------------------------------------------   -------    -------
Net current liabilities of discontinued operations   $(1,568)   $(1,817)
==================================================   =======    =======

Net income from Delta V's discontinued operations of $600,000 for fiscal 2000 resulted from payments received from 3M for the licensing of the Company's intellectual property relating to vacuum-deposited polymer multi-layer technology. Net liabilities of discontinued operations represent primarily product warranties and other liabilities related to Delta V's equipment installations.

Land and building in Tucson, Arizona, included in net assets of discontinued operations in fiscal 1999, was reclassified to property, plant and equipment. This property is currently in use by LaserTel.

4.        EARNINGS (LOSS) PER SHARE
          -------------------------

The following represents the calculation of basic and diluted earnings (loss) per share for fiscal 2000, 1999 and 1998:

(In thousands, except per share data)                 2000          1999          1998
-----------------------------------------------    ----------    ----------    ----------
Income (loss) from continuing operations           $    5,300    $  (30,634)   $   (1,587)
Income (loss) from discontinued operations                600        (8,982)       (1,094)
-----------------------------------------------    ----------    ----------    ----------
Net income (loss)                                  $    5,900    $  (39,616)   $   (2,681)
===============================================    ==========    ==========    ==========
Weighted average common shares Outstanding -
   Basic                                               32,826        32,336        31,986
Effect of assumed conversion of stock options           2,494          --            --
-----------------------------------------------    ----------    ----------    ----------
Weighted average common shares Outstanding -
   Diluted                                             35,320        32,336        31,986
===============================================    ==========    ==========    ==========
Earnings (loss) per share - Basic:
   From continuing operations                      $     0.16    $    (0.95)   $    (0.05)
===============================================    ==========    ==========    ==========
   From discontinued operations                    $     0.02    $    (0.28)   $    (0.03)
===============================================    ==========    ==========    ==========
Earnings (loss) per share - Basic                  $     0.18    $    (1.23)   $    (0.08)
===============================================    ==========    ==========    ==========
Earnings (loss) per share - Diluted:
   From continuing operations                      $     0.15    $    (0.95)   $    (0.05)
===============================================    ==========    ==========    ==========
   From discontinued operations                    $     0.02    $    (0.28)   $    (0.03)
===============================================    ==========    ==========    ==========
Earnings (loss) per share - Diluted                $     0.17    $    (1.23)   $    (0.08)
===============================================    ==========    ==========    ==========

Options and warrants to purchase 318,250 shares of common stock at exercise prices ranging from $18.50 to $26.94 per share were outstanding during a portion of fiscal 2000. These options and warrants were not included in the computation of diluted earnings per share as the exercise prices of the options and warrants were greater than the average market price of the common shares. These options and warrants, which expire between January 26, 2010 and September 29, 2010, were all outstanding at the end of fiscal 2000.

All stock options outstanding have been excluded from the fiscal 1999 and 1998 calculation of diluted earnings per share, as their effect would be anti-dilutive.

5.        INCOME TAXES
          ------------

The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. The primary objectives of accounting for income taxes are to (a) recognize the amount of tax payable for the current fiscal year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company's financial statements or tax returns. The Company did not record a provision for or a charge in lieu of United States federal income taxes in fiscal 2000, as a result of net operating loss carryforwards incurred prior to tax deductions related to stock compensation. The Company did not record a provision for or a charge in lieu of United States federal income taxes or state income taxes in fiscal 1999 or 1998, as a result of net operating losses incurred prior to tax deductions related to stock compensation. The Company recorded a provision of $150,000 for state income taxes for fiscal 2000.

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax assets and liabilities consisted of the following at December 30, 2000 and January 1, 2000:

         (In thousands)                                    2000         1999
-----------------------------------------------------    --------     --------
Deferred tax assets:
   Net operating loss carryforwards                      $ 27,000     $ 18,500
   Tax credits                                              4,600        3,600
   Warranty provisions, litigation and other accruals       3,000       11,400
-----------------------------------------------------    --------     --------
          Gross deferred tax assets                        34,600       33,500
-----------------------------------------------------    --------     --------
Deferred tax liabilities:
   Amortizable and depreciable assets                         400          400
   Accumulated depreciation and amortization                5,000        5,100
-----------------------------------------------------    --------     --------
          Gross deferred tax liabilities                    5,400        5,500
-----------------------------------------------------    --------     --------
                                                           29,200       28,000
Less valuation allowance                                  (29,150)     (27,950)
-----------------------------------------------------    --------     --------
Deferred tax assets - net                                $     50     $     50
=====================================================    ========     ========

The $50,000 deferred tax asset was included in other current assets at December 30, 2000 and January 1, 2000. The valuation allowance increased $1.2 million and $15.2 million in fiscal 2000 and 1999, respectively.

The difference between income taxes at the United States federal income tax rate and the effective income tax rate was primarily a result of an increase in the valuation allowance for fiscal 2000, 1999 and 1998.

As of December 30, 2000, the Company had net operating loss carryforwards totaling approximately $78.7 million of which $47.7 million resulted from compensation deductions for tax purposes relative to stock option plans and $31.0 million resulted from operating losses. To the extent net operating losses resulting from stock option plan compensation deductions become realizable, the benefit will be credited directly to additional paid in capital. The amount of the net operating loss carryforwards that may be utilized to offset future taxable income, when earned, may be subject to certain limitations, based upon changes in the ownership of the Company's common stock.

The following is a breakdown of the net operating losses and their expiration dates:
                                       AMOUNT OF REMAINING NET
                                    OPERATING LOSS CARRYFORWARDS
          EXPIRATION DATE                  (In thousands)
          ---------------           ----------------------------
              2005                          $   2,240
              2006                              5,020
              2008                                 50
              2009                                500
              2010                              9,570
              2011                             22,710
              2012                              4,410
              2013                              1,080
              2014                             12,310
              2015                             20,850

In addition, the Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) of approximately $4.6 million which are available to offset future income tax liabilities when incurred.

6.        PROPERTY, PLANT AND EQUIPMENT, NET
          ----------------------------------

Property, plant and equipment, at cost consisted of the following at December 30, 2000 and January 1, 2000:

          (In thousands)                             2000         1999
          ------------------------------------     --------     --------
          Land and improvements                    $  2,038     $  2,038
          Buildings and leasehold improvements       26,711       20,474
          Production equipment and other             44,610       34,452
          Construction in progress                    6,450        8,341
          ------------------------------------     --------     --------
                                                     79,809       65,305
          Less accumulated depreciation             (19,561)     (14,315)
          ------------------------------------     --------     --------
                                                   $ 60,248     $ 50,990
          ====================================     ========     ========

The Company's construction in progress includes $1.2 million for additional plate manufacturing equipment for the Company's proprietary digital media and consumable products, additional test and related equipment totaling $1.1 million, as well as $4.2 million in equipment purchases related to the manufacture of laser diodes at the Company's LaserTel subsidiary. The Company anticipates completion of its current equipment construction in progress in the first half of 2001, with an estimated cost to complete of approximately $2.0 million.

7.        LONG-TERM DEBT
          --------------

Long-term debt consisted of the following at December 30, 2000 and January 1, 2000:
          (In thousands)                             2000         1999
          ------------------------------------     --------     --------
          Mortgage term loan                       $  9,369     $  5,925
          Lease line of credit                        9,101        3,929
          ------------------------------------     --------     --------
                                                     18,470        9,854
          Less current portion                       (1,989)      (1,024)
          ------------------------------------     --------     --------
                                                   $ 16,481     $  8,830
          ====================================     ========     ========

In June 2000, the Company borrowed the remaining $6.0 million under a $10.0 million lease line of credit facility from Keybank National Association. The $10.0 million in borrowings is secured by equipment valued at $13.4 million. The loan bears a variable rate of interest based upon the prime rate, currently 8.5% with a fixed rate conversion provision. Principal and interest under the lease line are payable in 84 monthly installments beginning on July 31, 2000 for the $6.0 million in borrowings. Payments on the initial $4.0 million borrowed in September 1999 commenced in October 1999. The Company has received a commitment for an additional $5.0 million lease line of credit from Keybank, which expires on April 30, 2001.

On October 30, 2000 the Company renewed its credit facilities with Citizens Bank New Hampshire ("Citizens"). These credit facilities, which expire in September 2002, include renewal of the current ten-year mortgage term loan in the amount of $6.9 million, an additional ten-year mortgage term loan in the amount of $4.0 million, and a revolving line of credit loan.

The ten-year mortgage term loan in the amount of $6.9 million bears a fixed rate of interest of 7.12% per year during the first five years, a variable rate of interest at the LIBOR rate plus 2%, (8.56% at December 30, 2000) for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments will be made on a basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued interest is due and payable on February 6, 2008.

The ten-year mortgage term loan in the amount of $4.0 million bears a fixed rate of interest equal to 7.95% per year during the first five years, a fixed rate of interest equal to United States Treasury Notes or Bills with a maturity date closest to the end of the second five years, plus 225 basis points for the remaining five years. During the first five years, principal and interest shall be paid in 60 monthly installments of $48,425. During the remaining five years, principal and interest payments will be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued and unpaid interest is due and payable on October 30, 2010.

The ten-year mortgage term loans are secured by land and buildings with a cost of approximately $22.0 million.

The revolving line of credit loan, under which the Company may borrow $16.0 million, is subject to certain restrictions based on applicable percentages of accounts receivable and inventory, as defined by the loan agreement, and the amount of all letters of credit outstanding. The revolving line of credit loan is secured by substantially all of the Company's assets, with interest payable at the LIBOR rate plus 1.50% (8.06% at December 30, 2000). As of December 30, 2000, the Company had $6.0 million outstanding under a standby letter of credit, and $10.0 million available under the revolving line of credit loan.

Under the terms of the mortgage term loans, the lease line of credit and the revolving line of credit agreements, the Company is required to meet certain covenants on a quarterly and annual basis. At December 30, 2000 the Company was in compliance with all financial covenants.

As of December 30, 2000, aggregate debt maturities for Long-Term Debt were as follows:

          (In thousands)
          ==============    ==============
               2001         $        1,989
               2002                  2,222
               2003                  2,380
               2004                  2,579
               2005                  2,797
            Thereafter               6,503
          --------------    --------------
                            $       18,470
          ==============    ==============

8.        STOCKHOLDERS' EQUITY
          --------------------

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

STOCK OPTION PLANS - As of December 30, 2000 the Company had four stock option plans in effect. The 1991 Stock Option Plan (the "1991 Plan"), the 1994 Stock Option Plan (the "1994 Plan"), the 1997 Interim Stock Option Plan (the "1997 Plan") and the 1998 Stock Incentive Plan (the "1998 Plan"). The 1988 Stock Option Plan (the "1988 Plan") expired on August 21, 1998. No future grants will be issued under this plan, however 8,100 shares remain outstanding and will expire according to the specified expiration terms under the individual grants.

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

DIRECTOR STOCK OPTION PLAN - The Company's Non-employee Director Stock Option Plan (the "Director Plan") allows only non-employee directors of the Company to receive grants under the plan. The plan provides that eligible directors automatically receive a grant of options to purchase 5,000 shares of common stock at fair market value upon first becoming a director and, thereafter, an annual grant, in January of each year, of options to purchase 2,500 shares at fair market value. Options granted under this plan become 100% exercisable after one year and terminate five years from date of grant.

The following table summarizes information about all stock options outstanding at December 30, 2000:

    OPTIONS OUTSTANDING                                              OPTIONS EXERCISABLE
-------------------------------------------------------------------------------------------------------
                                   WEIGHTED AVERAGE
RANGE OF            OUTSTANDING    REMAINING          WEIGHTED AVERAGE   EXERCISABLE    WEIGHTED AVERAGE
EXERCISE PRICES   AS OF 12/30/00   CONTRACTUAL YEARS   EXERCISE PRICE   AS OF 12/30/00   EXERCISE PRICE
---------------   --------------   -----------------   --------------   --------------   --------------
$ 4.96 - $ 7.77       664,026             8.1              $ 7.02           175,043           $ 7.10
$ 7.78                606,460             3.5              $ 7.78           606,460           $ 7.78
$ 7.79 - $12.50       596,100             5.5              $ 9.67           440,975           $ 9.82
$12.51 - $13.75       823,251             7.0              $13.74           622,301           $13.75
$13.76 - $26.94       503,000             8.3              $15.74           167,625           $15.46
                  --------------                                        --------------
                    3,192,837             6.5              $10.77         2,012,404           $10.65
                  ==============                                        ==============

Information concerning all stock option activity under the 1988, 1991, 1994, 1997, 1998 and the Director Plans for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999 is summarized as follows:

                                                                               WEIGHTED AVERAGE
                                   OPTION SHARES    OPTION PRICE PER SHARE     PRICE PER SHARE
--------------------------------   -------------    ----------------------     ---------------
Outstanding at January 3, 1998         3,032,680       $  2.85 - $49.62            $18.64
Granted                                1,503,000       $  7.19 - $25.00            $13.40
Exercised                               (314,844)      $  2.85 - $10.94            $ 5.51
Cancelled/Expired                     (1,719,800)      $  4.85 - $49.63            $26.96
--------------------------------   -------------    ----------------------     ---------------
Outstanding at January 2, 1999         2,501,036       $  3.55 - $44.75            $11.43
Granted                                  817,000       $  5.88 - $15.88            $ 7.16
Exercised                                (96,533)      $  3.55 - $13.75            $ 6.30
Cancelled/Expired                       (137,700)      $  5.50 - $44.75            $21.48
--------------------------------   -------------    ----------------------     ---------------
Outstanding at January 1, 2000         3,083,803       $  4.85 - $16.81            $10.01
Granted                                  399,000       $ 10.00 - $26.94            $16.13
Exercised                               (206,502)      $  4.85 - $14.75            $ 9.44
Cancelled/Expired                        (83,464)      $  6.00 - $22.75            $11.82
--------------------------------   -------------    ----------------------     ---------------
OUTSTANDING AT DECEMBER 30, 2000       3,192,837       $  5.88 - $26.94            $10.77
================================   =============    ======================     ===============

The incentive and non-qualified stock options summarized in the previous table were granted under various vesting schedules ranging from immediate to five years, with termination dates ranging from five to ten years from dates of grant and may be subject to earlier termination as provided in the plans.

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

The proceeds to the Company from stock options exercised during fiscal years 2000, 1999 and 1998, totaled $2.0 million, $608,000, and $1.7 million, respectively.

In addition to the above mentioned plans, as of December 30, 2000, the Company's LaserTel subsidiary had in effect a stock option plan, The LaserTel Inc. 2000 Stock Incentive Plan (the "LaserTel Plan"). The LaserTel Plan provides for the award of NQO's to employees and other key individuals of LaserTel and Presstek, to purchase up to 3,500,000 shares of LaserTel's common stock.

As of December 30, 2000, options to purchase 2,565,300 shares of LaserTel common stock had been granted at exercise prices ranging from $.10 to $.75, which represented the estimated fair market value of LaserTel's common stock at the time of grant. The options granted as of December 30, 2000 had a weighted average exercise price of $.11 per share. These options generally vest over a period of four years, with termination dates generally ten years from the date of grant and are subject to earlier termination as provided in the LaserTel Plan.

The LaserTel Plan contains a provision that in the event that a public offering of LaserTel's common stock has not occurred prior to a specified date during 2004, LaserTel is obligated to repurchase the outstanding and then exercisable options at the then fair market value of LaserTel's common stock (less the applicable exercise price for each option). Fair market value is to be determined by an independent third party.

In May 2000, the Company issued warrants to purchase 300,000 shares of common stock at a price of $20.81 in exchange for consulting services. These warrants were valued at $2.5 million, using the Black-Scholes pricing model. The valuation was recorded as a long-term asset, and is being amortized over the five year term of the consulting agreement. Amortization expense recorded in fiscal 2000 was $415,000.

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", requires the Company to provide pro forma disclosure of net income and earnings per share as if the optional fair value method had been applied to determine compensation costs for the Company's Stock Option plans. The Company has used the Black-Scholes option-pricing model to estimate the fair value of $11.81, $9.25, and $7.22, respectively, for each stock option issued in fiscal 2000, 1999 and 1998 using the following weighted average assumptions: a risk-free interest rate of 6.13%, 6.13%, and 5.11%; an expected option life of 6.61 years, 6.68 years, and 4.09 years; expected volatility of 75.95%, 79.6%, and 72.92%; and no dividends paid.

Accordingly, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated in the following table:

(In thousands, except per share data)       2000        1999        1998
------------------------------------      ---------   ---------   ---------
Net income (loss)
  As reported                             $   5,900   $ (39,616)  $  (2,681)
  Pro forma                               $   2,904   $ (60,981)  $  (9,036)
Earnings (loss) per share - Basic
  As reported                             $    0.18   $   (1.23)  $   (0.08)
  Pro forma                               $    0.09   $   (1.89)  $   (0.28)
Earnings (loss) per share - Diluted
  As reported                             $    0.17   $   (1.23)  $   (0.08)
  Pro forma                               $    0.08   $   (1.89)  $   (.028)

The above pro forma's net income (loss) and net income (loss) per share have no related tax benefit in fiscal 2000, fiscal 1999 or fiscal 1998.

On November 15, 2000 the Company issued 437,196 shares of common stock pursuant to the settlement of the Class Action Lawsuit. On August 2, 2000 the Company issued 60,582 shares of common stock pursuant to the settlement of the derivative lawsuit. The Company expects to distribute the remaining 808,050 shares of common stock in the fiscal year ending December 29, 2001. These shares have been recorded in the financial statements as if issued in fiscal 2000. See
Note 13 of notes to the financial statements.

In November 1999, the Company issued 142,855 shares of its common stock at $9.875 to acquire the net assets of R/H for an aggregate cost of $1.4 million, plus $500,000 paid to certain of its officers.

9.        RELATED PARTIES
          ---------------

During fiscal 2000, 1999 and 1998, the Company recorded sales of equipment and consumables to Pitman Company ("Pitman") of $15.4 million, $15.5 million and $13.7 million, respectively. At December 30, 2000 and January 1, 2000, the Company had accounts receivable from Pitman of $2.0 million and $2.4 million, respectively. John Dreyer, who has been a director of the Company since February 1996, was Pitman's Chairman of the Board and Chief Executive Officer at December 30, 2000.

On February 28, 1998, the Company made a loan to Robert E. Verrando in the amount of $200,000 at an interest rate of 8% per annum, with the principal and accrued interest payable on demand. At December 30, 2000 and January 1, 2000, $185,000 was due to the Company. Mr. Verrando was the President and Chief Operating Officer of the Company from February 1996 to January 1999 when he retired from these positions. He was Secretary of the Company from September 1998 to December 2000, and he served as a Director of the Company's Board of Directors from November 1987 to December 2000, when he resigned from these positions. Mr. Verrando remains an employee of the Company.

The Company paid Robert Howard for consulting services provided to the Company in the amount of $181,000 in fiscal 2000 and $133,000 in each of the fiscal years 1999 and 1998. Mr. Howard served as the Company's Chairman Emeritus from October 1998 to December 2000, when he resigned from this position. The Company had a payable to Mr. Howard of $12,000 for consulting services at January 1, 2000. The Company subleased certain of its office facilities as a tenant-at-will from Mr. Howard in fiscal 1998 of which payments totaled $38,000.

10.       SEGMENT INFORMATION
          -------------------

The Company operates in two reportable segments, the Digital Imaging Products segment and the LaserTel segment. The Digital Imaging Products segment is primarily engaged in the development, manufacture and sales of its proprietary digital imaging systems and printing plate technologies for CTP and direct-to-press applications. The LaserTel segment is primarily engaged in the manufacture and development of the

Company's high-powered laser diodes. The Company operated in one business segment for fiscal 1999 and fiscal 1998.

The accounting policies of the reportable segments are the same as those described in Note 1, "Summary of Significant Accounting Policies." Sales between the segments are recorded at prices which approximate pricing for sales conducted at an arm's length basis. The segments are measured on operating profits or losses before net interest income, minority interest and income taxes.

A summary of the Company's operations by segment for the year ended December 30, 2000 were as follows:
                                       Digital Imaging
         (In thousands)                    Products    LaserTel      Total
          ------------------------------------------------------------------
          Revenues                         $ 85,794    $  1,500     $ 87,294
          Inter-segment sales                  --           170          170
          Income (loss) from operations       7,555      (2,153)       5,402
          Total assets                      102,017      13,885      115,902
          Depreciation and amortization       6,517         136        6,653
          Capital expenditures                8,590       6,655       15,245

The geographic information included in the following table for fiscal 2000, 1999 and 1998 attributes revenues to the geographic locations based on the location of the Company's customer.

         (In thousands)                      2000        1999         1998
          ------------------------------------------------------------------
          Geographic Revenues:
             United States                 $ 28,544    $ 20,636     $ 23,243
             Germany                         39,333      14,100       40,824
             Japan                            4,769       8,106        4,912
             All Other                       14,648      12,122        5,186
          -----------------------------    --------    --------     --------
                                           $ 87,294    $ 54,964     $ 74,165
          =============================    ========    ========     ========

The Company's long term assets are located in the United States.

Revenues generated under the Company's agreements with Heidelberg and its distributors totaled $49.4 million, $21.6 million, and $42.1 million for fiscal 2000, 1999 and 1998, respectively. Accounts receivable from Heidelberg totaled $9.5 million and $6.5 million, respectively, at December 30, 2000 and January 1, 2000. Revenues generated under the Company's agreements with Pitman totaled $15.4 million, $15.5 million and $13.7 million for fiscal 2000, 1999 and 1998, respectively. Accounts receivable from Pitman totaled $2.0 million and $2.4 million, respectively, at December 30, 2000 and January 1, 2000. No other customer represented more than ten percent of the Company's revenues in fiscal 2000, 1999 and 1998.

11.       COMMITMENTS AND CONTINGENCIES
          -----------------------------

The Company leases a number of its facilities under non-cancelable operating leases, many of which contain renewal options. The agreements generally require minimum monthly rents, adjusted annually, plus a pro rata share of real estate taxes and certain other expenses. Total rental expenses as a result of these agreements were $424,000, $449,000, and $513,000 for fiscal 2000, 1999 and 1998, respectively.

As of December 30, 2000, future minimum lease payments under these agreements were as follows:

          2001                             $246,000
          2002                              274,000
          2003                              115,000
          ------------------------   --------------
          Total                            $635,000
          ========================   ==============

The Company has employment agreements with two key executive officers. The agreements provide for minimum salary levels, subject to periodic review by the Company's Board of Directors or Compensation Committee. The employment agreements also contain certain termination and change in control provisions, as defined in the agreements. The Company's maximum contingent liability under such agreements as of December 30, 2000 would be $2.4 million.

12.       HEIDELBERG AGREEMENTS
          ---------------------

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

The Heidelberg Agreements expire in December 2011 subject to certain early termination and extension provisions. Under these agreements, Heidelberg agreed to pay royalties to the Company based on the net sales prices of various specified types of Heidelberg presses on which the Company's PEARL Direct Imaging technology is used. Pursuant to the Heidelberg Agreements, Heidelberg has been provided with certain rights for use of the PEARL Direct Imaging technology for the Quickmaster DI format size. The Heidelberg Agreements have also been modified to provide Heidelberg with a fixed royalty rate for the Company's PEARL Direct Imaging systems used in the Quickmaster DI.

In fiscal 1998 and 1999 the Company materially reduced production levels of direct imaging systems used in the Quickmaster DI press, based on requirements from Heidelberg. The Company resumed production with initial low level shipments of its direct imaging systems late in the third quarter of fiscal 1999, and increased production levels in fiscal 2000 in line with the actual rate of Quickmaster DI's produced by Heidelberg.

13.       OTHER INFORMATION
          -----------------

In March 2000, the Company entered into an agreement with the plaintiffs in several class actions lawsuits consolidated under the common caption "Bill Berke, et al. v. Presstek, Inc., et al." in the United States District Court, District of New Hampshire to settle the class action lawsuit. The Company also executed a memorandum of understanding with respect to the settlement of the derivatives lawsuits, filed on behalf of the Company, one in the Chancery Court of the State of Delaware and the other in the United States District Court, District of New Hampshire. Under the terms of the class action settlement, $22.0 million, in the form of 1,245,246 shares of the Company's common stock, will be paid to the class. The Company issued 437,196 of such shares in the fourth quarter of fiscal 2000 and expects to distribute the remaining 808,050 shares of common stock in the fiscal year ending December 29, 2001. In the memorandum of understanding in the derivative litigation, the Company agreed to issue 60,582 shares of common stock and certain therapeutic improvements to its internal policies, some of which have already been instituted. The Company issued 60,582 of such shares in the third quarter of fiscal 2000. The Company recorded a charge of $23.2 million in the fourth quarter of fiscal 1999 related to the settlements, $22.9 million of which was recorded as a long-term liability.

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

In December of 1999 a complaint was filed by PPG, Inc. ("PPG") against Delta V in the United States District Court for the Western District of Pennsylvania alleging that Delta V sold to PPG certain vacuum coating equipment that did not meet certain product specifications. An amended complaint was filed in April of 2000. In the suit, PPG seeks damages in excess of $7.0 million. In addition to naming Delta V as a defendant in the complaint, PPG also named Presstek as a defendant, seeking damages from Presstek and attempting to hold Presstek liable for the alleged breach of contract by its subsidiary, Delta V, on a theory of indirect liability. Motions to dismiss for lack of venue have been filed, briefed and argued, and a decision on these motions is pending before the court. The Company intends to continue to vigorously defend this action.

14.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

=================================================================================================
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share data)
=================================================================================================
FISCAL 2000                                          Q1           Q2           Q3           Q4
----------------------------------------------    --------     --------     --------     --------
Total revenues                                    $ 19,035     $ 21,216     $ 22,038     $ 25,005
----------------------------------------------    --------     --------     --------     --------
Total costs and expenses                            18,743       20,648       20,309       22,192
----------------------------------------------    --------     --------     --------     --------
Net income (loss) from continuing operations           391          568        1,656        2,685
----------------------------------------------    --------     --------     --------     --------
Net income (loss) from discontinued operations        --           --           --            600
----------------------------------------------    --------     --------     --------     --------
Net income (loss)                                 $    391     $    568     $  1,656     $  3,285
----------------------------------------------    --------     --------     --------     --------
Earnings (loss) per share - Basic:
----------------------------------------------    --------     --------     --------     --------
     From continuing operations                   $   0.01     $   0.02     $   0.05     $   0.08
----------------------------------------------    --------     --------     --------     --------
     From discontinued operations                 $   0.00     $   0.00     $   0.00     $   0.02
----------------------------------------------    --------     --------     --------     --------
Earnings (loss) per share - Basic                 $   0.01     $   0.02     $   0.05     $   0.10
----------------------------------------------    --------     --------     --------     --------

----------------------------------------------    --------     --------     --------     --------
Earnings (loss) per share - Diluted:
----------------------------------------------    --------     --------     --------     --------
     From continuing operations                   $   0.01     $   0.02     $   0.05     $   0.08
----------------------------------------------    --------     --------     --------     --------
     From discontinued operations                 $   0.00     $   0.00     $   0.00     $   0.01
----------------------------------------------    --------     --------     --------     --------
Earnings (loss) per share - Diluted               $   0.01     $   0.02     $   0.05     $   0.09
----------------------------------------------    --------     --------     --------     --------

----------------------------------------------    --------     --------     --------     --------
Weighted average common shares outstanding -
     Basic                                          32,561       32,601       32,659       33,443
----------------------------------------------    --------     --------     --------     --------

----------------------------------------------    --------     --------     --------     --------
Weighted average common shares outstanding -
     Diluted                                        34,195       34,106       33,800       34,846
----------------------------------------------    --------     --------     --------     --------


FISCAL 1999                                          Q1           Q2           Q3           Q4
----------------------------------------------    --------     --------     --------     --------
Total revenues                                    $ 11,536     $ 12,246     $ 14,155     $ 17,027
----------------------------------------------    --------     --------     --------     --------
Total costs and expenses1                           14,881       15,296       16,051       39,909
----------------------------------------------    --------     --------     --------     --------
Net income (loss) from continuing operations        (3,097)      (2,928)      (1,778)     (22,831)
----------------------------------------------    --------     --------     --------     --------
Net income (loss) from discontinued operations(2)       13           94      (11,055)       1,966
----------------------------------------------    --------     --------     --------     --------
Net income (loss)                                 $ (3,084)    $ (2,834)    $(12,833)    $(20,865)
----------------------------------------------    --------     --------     --------     --------

----------------------------------------------    --------     --------     --------     --------
Earnings (loss) per share - Basic:
----------------------------------------------    --------     --------     --------     --------
     From continuing operations                   $  (0.10)    $  (0.09)    $  (0.06)    $  (0.70)
----------------------------------------------    --------     --------     --------     --------
     From discontinued operations                 $   0.00     $   0.00     $  (0.34)    $   0.06
----------------------------------------------    --------     --------     --------     --------
Earnings (loss) per share - Basic                 $  (0.10)    $  (0.09)    $  (0.40)    $  (0.64)
----------------------------------------------    --------     --------     --------     --------

----------------------------------------------    --------     --------     --------     --------
Earnings (loss) per share - Diluted:
----------------------------------------------    --------     --------     --------     --------
     From continuing operations                   $  (0.10)    $  (0.09)    $  (0.06)    $  (0.70)
----------------------------------------------    --------     --------     --------     --------
     From discontinued operations                 $   0.00     $   0.00     $  (0.34)    $   0.06
----------------------------------------------    --------     --------     --------     --------
Earnings (loss) per share - Diluted               $  (0.10)    $  (0.09)    $  (0.40)    $  (0.64)
----------------------------------------------    --------     --------     --------     --------

----------------------------------------------    --------     --------     --------     --------
Weighted average common shares
   outstanding - Basic                              32,298       32,311       32,317       32,417
----------------------------------------------    --------     --------     --------     --------

----------------------------------------------    --------     --------     --------     --------
Weighted average common shares
   outstanding - Diluted                            32,298       32,311       32,317       32,417
----------------------------------------------    --------     --------     --------     --------

1 Q4 Includes the provision for the proposed settlements with the plaintiffs in the class actions and derivative suits filed in 1996. See Note 13 of notes to the financial statements.
2 Relates to the operations of Delta V Technologies, Inc., which were divested in fiscal 1999. See Note 3 of notes to the financial statements.

PRESSTEK, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

                                                                             Charges
                                    Balance at   Charged to   Charged to       Add          Balance at
Fiscal                             Beginning of   Costs and  Other Account   (Deduct)         End of
Year        Description            Fiscal Year    Expenses    Describe       Describe      Fiscal Year
----    -----------------------    -----------    --------    --------    -------------    -----------
1998    Allowance for losses on
        accounts receivable          $  941        $5,006     $  169(3)      $(3,580)(1)     $ 2,536
====    =======================    ===========    ========    ========    =============    ===========

        Warranty reserve                883           679          --           (632)(2)         930
====    =======================    ===========    ========    ========    =============    ===========

1999    Allowance for losses on
        accounts receivable          $2,536        $2,240     $    --        $(1,474)(1)     $ 3,302
====    =======================    ===========    ========    ========    =============    ===========

        Warranty reserve                930           290          --           (263)(2)         957
====    =======================    ===========    ========    ========    =============    ===========

2000    Allowance for losses on
        accounts receivable          $3,302         $ 686     $    --          $1,146(1)     $ 2,842
====    =======================    ===========    ========    ========    =============    ===========

        Warranty reserve                957           862          --         (1,221)(2)         598
====    =======================    ===========    ========    ========    =============    ===========

(1)     Allowance for losses
(2)     Warranty expenditures
(3)     Heath Custom Press, Inc. Acquisition