Form 10-Q
period 2001-03-31
PRESSTEK INC /DE/
filed 2001-05-14
CIK 846876

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------
(Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended March 31, 2001

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from _______________ to _______________


                           COMMISSION FILE NO. 0-17541

                                 PRESSTEK, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                      02-0415170
           --------                                      ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

              55 EXECUTIVE DRIVE, HUDSON, NEW HAMPSHIRE 03051-4903
              ----------------------------------------------------
           (Address of principal executive offices including zip code)


Registrant's telephone number, including area code:           (603) 595-7000
                                                              --------------

              9 COMMERCIAL STREET, HUDSON, NEW HAMPSHIRE 03051-4903
              -----------------------------------------------------
       (Former address of principal executive offices including zip code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 7, 2001, there were 34,098,581 shares of the registrant's common stock, $.01 par value per share, outstanding.
================================================================================

PRESSTEK, INC.

INDEX

PART I         FINANCIAL INFORMATION                                     PAGE

   Item 1.     Financial Statements

               Balance Sheets as of March 31, 2001 (unaudited) and
               December 30, 2000                                          3

               Statements of Operations for the three months ended
               March 31, 2001 and April 1, 2000 (unaudited)               4

               Statements of Cash Flows for the three months ended
               March 31, 2001 and April 1, 2000 (unaudited)               5

               Notes to Financial Statements (unaudited)                  6

   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations              10

   Item 3.     Quantitative and Qualitative Disclosures
               About Market Risk                                          14

PART II        OTHER INFORMATION

   Item 1.     Legal Proceedings                                          15

   Item 2.     Changes in Securities and Use of Proceeds                  15

   Item 6.     Exhibits and Reports on Form 8-K                           15

Signatures                                                                16

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS
             --------------------

PRESSTEK, INC.

                                                                                           MAR 31            DEC 30
BALANCE SHEETS                                                                              2001              2000
(In thousands, except share data)                                                        (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                              $   7,794         $  11,972
   Accounts receivable, net of allowance for losses
     of $2,529 and $2,842 in fiscal 2001 and 2000, respectively                              16,217            16,946
   Inventories                                                                               14,295            12,045
   Advances to suppliers                                                                      7,105             6,455
   Other current assets                                                                         780             1,147
---------------------------------------------------------------------------------------------------------------------
         Total current assets                                                                46,191            48,565
---------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                           63,860            60,248
---------------------------------------------------------------------------------------------------------------------

OTHER ASSETS:
   Patent application costs and license rights, net                                           4,847             4,885
   Other                                                                                      2,094             2,204
---------------------------------------------------------------------------------------------------------------------
         Total other assets                                                                   6,941             7,089
---------------------------------------------------------------------------------------------------------------------
                 TOTAL                                                                    $ 116,992         $ 115,902
=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                                      $   2,136         $   1,989
   Accounts payable and accrued expenses                                                      9,992             8,476
   Accrued salaries and employee benefits                                                     2,135             1,686
   Deferred revenues                                                                            718             2,559
   Net current liabilities of discontinued operations                                         1,466             1,568
---------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                           16,447            16,278
---------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT, NET OF CURRENT PORTION                                                       15,901            16,481
---------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized
     1,000,000 shares; no shares issued or outstanding                                         --                --
   Common stock, $.01 par value; authorized 75,000,000 shares;
     issued and outstanding 34,098,581 shares at
     March 31, 2001; 34,027,981 shares at December 30, 2000                                     341               340
   Additional paid-in capital                                                                97,212            96,685
   Accumulated  deficit                                                                     (12,909)          (13,882)
---------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                          84,644            83,143
---------------------------------------------------------------------------------------------------------------------
                 TOTAL                                                                    $ 116,992         $ 115,902
=====================================================================================================================

See notes to financial statements

PRESSTEK, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
 (In thousands, except per share data)

                                                                                    MAR 31           APR 1
FOR THE THREE MONTHS ENDED                                                           2001             2000
------------------------------------------------------------------------------------------------------------
REVENUES:
   Product sales                                                                   $ 23,641         $ 17,107
   Royalties and fees from licensees                                                  2,124            1,928
------------------------------------------------------------------------------------------------------------
     Total revenues                                                                  25,765           19,035
------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
   Cost of products sold                                                             15,442           10,658
   Research and product development                                                   2,935            4,559
   Sales, marketing and customer support                                              3,140            1,665
   General and administrative                                                         3,072            1,861
------------------------------------------------------------------------------------------------------------
     Total costs and expenses                                                        24,589           18,743
------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                                1,176              292
------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE), NET:
   Dividend and interest, net                                                          (218)              99
   Other, net                                                                            15             --
------------------------------------------------------------------------------------------------------------
     Total other income (expense), net                                                 (203)              99
------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                              973              391
PROVISION FOR INCOME TAXES                                                             --               --
------------------------------------------------------------------------------------------------------------
NET INCOME                                                                         $    973         $    391
============================================================================================================

EARNINGS PER SHARE - BASIC                                                         $   0.03         $   0.01
============================================================================================================

EARNINGS PER SHARE - DILUTED                                                       $   0.03         $   0.01
============================================================================================================

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING - BASIC                                                    34,064           32,561
============================================================================================================
WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING - DILUTED                                                  34,621           34,195
============================================================================================================

See notes to financial statements

PRESSTEK, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                                                 MAR 31           APR 1
FOR THE THREE MONTHS ENDED                                                                        2001             2000
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS - OPERATING ACTIVITIES:
   Net Income                                                                                   $    973         $    391
       Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities of continuing operations:
        Depreciation and amortization                                                              2,053            1,572
        Provision for warranty and other costs                                                       442              188
        Provision for losses on accounts receivable                                                  300              300
        Other, net                                                                                    41               34
   Changes in operating assets and liabilities, net of effects from acquisitions:
        Decrease (increase) in accounts receivable                                                   429           (2,305)
        Increase in inventories                                                                   (2,250)          (1,527)
        Increase in advances to suppliers and other current assets                                  (283)            (381)
        Increase (decrease) in accounts payable and accrued expenses                               1,075             (647)
        Increase in accrued salaries and employee benefits                                           449              435
        Decrease in deferred revenue                                                              (1,841)            (100)
-------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) operating activities of continuing operations                    1,388           (2,040)
   Net cash used in operating activities of discontinued operations                                 (102)            (362)
-------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) operating activities                                             1,286           (2,402)
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS - INVESTING ACTIVITIES:
        Purchases of property, plant and equipment                                                (5,510)          (1,626)
        Increase in other assets                                                                     (49)            (193)
-------------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                          (5,559)          (1,819)
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS - FINANCING ACTIVITIES:
        Net proceeds from sale of common stock                                                       528              804
        Repayments of mortgage term loan                                                            (147)            (250)
        Repayments of lease line of credit                                                          (286)            --
-------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                          95              554
-------------------------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                             (4,178)          (3,667)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                                     11,972           18,653
-------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF PERIOD                                                         $  7,794         $ 14,986
=========================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
        Interest                                                                                $    341         $    266
=========================================================================================================================
        Income taxes                                                                            $     46         $     55
=========================================================================================================================
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Warrants issued in exchange for consulting services rendered                                 $   --           $     59
=========================================================================================================================

See notes to financial statements

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2001

1.    BASIS OF PRESENTATION
      ---------------------

Presstek, Inc. ("Presstek", or "the Company") is a manufacturer, developer, and marketer of non-photographic, digital imaging and printing plate technologies for the printing and graphic arts industries. Presstek's products and applications incorporate PEARL(R) and DI(R) digital imaging technologies and utilize PEARL consumables for computer-to-plate ("CTP") and direct-to-press applications. The Company's patented DI and PEARL thermal laser diode product family enables its customers to produce high quality, full-color lithographic printed materials more quickly and cost efficiently than conventional processes.

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the fiscal year ended December 30, 2000. The December 30, 2000 information has been derived directly from the annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2001.

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

The divestiture of Delta V was recorded in the quarter ended October 2, 1999, and the financial statements for all periods reflect Delta V as a discontinued operation. See Note 6 of notes to the financial statements. All of the following notes, unless otherwise indicated, refer to the continuing operations of Presstek.

The Company operates and reports on a 52/53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements include the thirteen week periods ended March 31, 2001 ("the first quarter of fiscal 2001") and April 1, 2000 ("the first quarter of fiscal 2000").

The Company operates in two reportable segments, the Digital Imaging Products segment and the LaserTel segment. The Digital Imaging Products segment is primarily engaged in the development, manufacture and sales of proprietary digital imaging systems and printing plate technologies for CTP and direct-to-press applications. The LaserTel segment is primarily engaged in the manufacture and development of Presstek's high-powered laser diodes. See Note 8 of notes to the financial statements.

2.    INVENTORIES
      -----------

Inventories are valued at the lower of cost or market value, with cost determined using the first-in, first-out method. At March 31, 2001 and December 30, 2000, inventories consisted of the following:

                                     MAR 31                DEC 30
      (In thousands)                   2001                  2000
      ----------------------- -------------------- ----------------------
      Raw materials                $  5,106              $  3,800
      Work in process                 5,285                 5,082
      Finished goods                  3,904                 3,163
      ----------------------- -------------------- ----------------------
          Total                    $ 14,295              $ 12,045
      ======================= ==================== ======================

3.    PROPERTY, PLANT AND EQUIPMENT, NET
      ----------------------------------

Property, plant and equipment, at cost consisted of the following at March 31, 2001 and December 30, 2000:

                                                  MAR 31      DEC 30
      (In thousands)                                2001        2000
      --------------------------------------- ----------- -----------

      Land and improvements                     $  2,038    $  2,038
      Buildings and leasehold improvements        26,928      26,711
      Production equipment and other              51,055      44,610
      Equipment in process                         5,255       6,450
      --------------------------------------- ----------- -----------
                                                  85,276      79,809
      Less accumulated depreciation              (21,416)    (19,561)
      --------------------------------------- ----------- -----------
                                                $ 63,860    $ 60,248
      ======================================= =========== ===========

4.    EARNINGS PER SHARE
      ------------------

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed giving effect to all diluted potential common shares that were outstanding during the period. Diluted potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants.

The following represents the calculation of basic and diluted earnings per share at March 31, 2001 and April 1, 2000:

                                                  MAR 31        APR 1
      (In thousands, except per share data)         2001         2000
      -------------------------------------- ------------ ------------

      -------------------------------------- ------------ ------------
      Net income                              $      973   $      391
      ====================================== ============ ============
      Weighted average common shares
         outstanding - Basic                      34,064       32,561
      Effect of assumed conversion
         of stock options                            557        1,634
      -------------------------------------- ------------ ------------
      Weighted average common shares
         outstanding - Diluted                    34,621       34,195
      ====================================== ============ ============
      Earnings per share - Basic              $     0.03   $     0.01
      ====================================== ============ ============
      Earnings per share - Diluted            $     0.03   $     0.01
      ====================================== ============ ============

Options and warrants to purchase 1,696,626 shares of common stock at exercise prices ranging from $11.69 to $26.94 per share were outstanding during a portion of the first quarter of fiscal 2001, but were not included in the computation of diluted earnings per share as the exercise prices of the options and warrants were greater than the average market price of the common shares. These options and warrants, which expire from January 2, 2002 through March 19, 2011, were all outstanding at March 31, 2001.

Options to purchase 3,250 shares of common stock at an exercise price of $26.94 per share were outstanding during a portion of the first quarter of fiscal 2000, but were not included in the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common shares. These options which expire on March 27, 2010 were all outstanding at April 1, 2000.

5.    INCOME TAXES
      ------------

The Company did not record a provision for or a charge in lieu of United States federal income taxes or state income taxes due to tax losses incurred for the first quarter of fiscal 2001 and the first quarter of fiscal 2000, prior to the deductions related to stock compensation.

6.    DISCONTINUED OPERATIONS
      -----------------------

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

Delta V was reported separately as a discontinued operation in prior periods. Net current liabilities of discontinued operations at March 31, 2001 and December 30, 2000 were $1.5 million and $1.6 million, respectively. The remaining net current liabilities of discontinued operations represent primarily product warranties and other liabilities related to Delta V's equipment installations.

7.    COMPREHENSIVE INCOME
      --------------------

Comprehensive income is comprised of net income and all changes in stockholder's equity except those due to investments by owners and distributions to owners, which for the Company includes unrealized gains on marketable securities. For the first quarter of fiscal 2001 and the first quarter of fiscal 2000 there were no differences between net income and comprehensive income.

8.    SEGMENT INFORMATION
      -------------------

The Company operates in two reportable segments, the Digital Imaging Products segment and the LaserTel segment. The Digital Imaging Products segment is primarily engaged in the development, manufacture and sales of its proprietary digital imaging systems and printing plate technologies for CTP and direct-to-press applications. The LaserTel segment is primarily engaged in the manufacture and development of the Company's high-powered laser diodes. The Company operated in one business segment for the first quarter of fiscal 2000.

A summary of the Company's operations by segment for the first quarter of fiscal 2001 were as follows:

                                       DIGITAL IMAGING
       (In thousands)                  PRODUCTS            LASERTEL     TOTAL
       ------------------------------- ---------------- ------------ --------

       Revenues                          $ 25,765       $       -    $ 25,765
       Inter-segment sales                      -             588         588
       Income (loss) from operations        3,965          (2,789)      1,176
       Total assets                        97,534          19,458     116,992
       Depreciation and amortization        1,842             211       2,053
       Capital expenditures                 1,270           4,240       5,510

9.    OTHER INFORMATION
      -----------------

In March 2000, the Company entered into an agreement with the plaintiffs in several class actions lawsuits consolidated under the common caption "Bill Berke, et al. v. Presstek, Inc., et al." in the United States District Court, District of New Hampshire to settle the class action lawsuit. The Company also executed a memorandum of understanding with respect to the settlement of the derivative lawsuits, filed on behalf of the Company, one in the Chancery Court of the State of Delaware and the other in the United States District Court, District of New Hampshire. Under the terms of the class action settlement, $22.0 million, in the form of 1,245,246 shares of the Company's common stock, was to be paid to the class. The Company issued 437,196 of such shares during the fourth quarter of fiscal 2000, and issued 808,050 of such shares during the first quarter of fiscal 2001. In the memorandum of understanding in the derivative litigation, the Company agreed to issue 60,582 shares of common stock and has agreed to certain therapeutic improvements to its internal policies, some of which have already been instituted. The Company issued 60,582 of such shares in the third quarter of fiscal 2000. As a result of these issuances, all shares of common stock required to be issued under both the class action settlement and the memorandum of understanding in the derivative litigation have been issued. The Company recorded a charge of $23.2 million in the fourth quarter of fiscal 1999 related to the settlements, $22.9 million of which was recorded as a long-term liability.

10.   RECENTLY ISSUED ACCOUNTING STANDARDS
      ------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS No. 133"), which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 (as amended by SFAS No. 137) is effective for fiscal years beginning after June 15, 2000 and therefore became effective for the Company in the current fiscal quarter. The Company does not presently enter into any transactions involving derivative financial instruments and, accordingly, does not anticipate the new standard will have any effect on its financial statements for the foreseeable future.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             -----------------------------------------------------------
             AND RESULTS OF OPERATIONS
             -------------------------

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the Company's expectations for its financial and operating performance in 2001, the need for additional capital to support operations and growth at the Company's LaserTel subsidiary, the adequacy of internal cash for the Company's operations, the strength of the Company's various strategic partnerships (both on manufacturing and distribution) and any other forward looking statements. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the risks of uncertainty and delays associated with launching new market channels with new distribution partners (including Xerox), the Company's dependency on its strategic partners (both on manufacturing and distribution), the impact of third-party suppliers and potential shortages of critical or sole-source component supplies, cash flow adequacy, manufacturing constraints or difficulties (as well as manufacturing difficulties experienced by our sub-manufacturing partners and their capacity constraints), the ability of the Company's LaserTel subsidiary to meet production demands and develop other markets for its laser prototypes, the risks of uncertainty of patent protection and the outcome of patent proceedings (including the Company's current patent litigation), the impact of general market factors in the printing industry generally and the economy as a whole, market acceptance of and demand for the Company's products and resulting revenues, the impact of competitive products and pricing, the ability of the Company to respond to changes in technology, litigation and other risks detailed in the Company's filings with the Securities and Exchange Commission including, without limitation, the Company's Annual Report on Form 10-K for the fiscal year ending December 30, 2000 and filed with the Commission on March 30, 2001. The words "looking forward," "looking ahead", "believe(s)," "should," "plan," "may," "expect(s)," "project(s), "anticipate(s)," "likely," "potential," "opportunity," and similar expressions, among others, identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Presstek undertakes no obligation to update any forward-looking statements contained in this Form 10-Q.

BACKGROUND

Presstek, Inc. (the "Company" or "Presstek"), incorporated in Delaware in 1987, is a manufacturer, developer, and marketer of non-photographic, digital imaging and printing plate technologies for the printing and graphic arts industries. Presstek's products and applications incorporate its patented, proprietary PEARL(R) and DI(R) digital imaging technologies and utilize PEARL consumables for computer-to-plate ("CTP") and direct-to-press applications. The Company's patented DI and PEARL thermal laser diode product family, enables its customers to produce high quality, full-color lithographic printed materials more quickly and cost effectively. In the late 1980's, the Company developed a direct imaging system that would allow digitally formatted file data to be used to image a plate directly on the printing press. Presstek's technology and products use thermal energy generated by lasers to reproduce digital files directly onto printing plates. This eliminates the daylight sensitive, photomechanical and chemical processes associated with other imaging methods.

The Company is also engaged in the development of additional PEARL and DI products that incorporate its patented, proprietary, digital imaging system and process-free thermal ablation printing plate technologies for CTP and direct-to-press applications.

In fiscal 2000, Presstek and Ryobi Limited ("Ryobi") of Japan completed the development of an A3 format size four-color sheet-fed press, which was introduced in May 2000, and is marketed by Ryobi as the 3404DI. During fiscal 2000 the Company entered into an agreement with Xerox Corporation ("Xerox") to supply Xerox with a series of three Presstek enabled DI presses and related consumables, which will be marketed, distributed and serviced worldwide on a co-branded basis. The products included in the Xerox relationship are four and five color versions of a B3 size sheet-fed press, which is marketed as the DocuColor 400 DI and an A3 size four-color sheet-fed press, which is marketed as the DocuColor 233 DI.

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

The Company operates and reports on a 52/53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements include the thirteen week periods ended March 31, 2001 ("the first quarter of fiscal
2001) and April 1, 2000 ("the first quarter of fiscal 2000").

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

RESULTS OF OPERATIONS

REVENUES

Revenues for the first quarter of fiscal 2001 of $25.8 million consisted of product sales, royalties, license fees and product development reimbursements. Revenues for the first quarter of fiscal 2001 increased $6.8 million or 36% as compared to $19.0 million for the first quarter of fiscal 2000. Revenues generated for the first quarter of fiscal 2001 and the first quarter of fiscal 2000 relate solely to the Digital Imaging Products segment.

Product sales for the first quarter of fiscal 2001 were $23.7 million as compared to $17.1 million for the first quarter of fiscal 2000, an increase of $6.6 million or 39%. The increase was due primarily to volume increases of presses shipped to Xerox, which are marketed by Xerox as the DocuColor 400DI and the DocuColor 233DI, as well as volume increases in shipments of direct imaging systems used in the Ryobi 3404DI. The Company also experienced volume increases in sales of its CTP Dimension platesetter products, and volume increases of the Company's thermal consumable products. The revenues generated from the sale of the Company's PEARLdry and other consumable products were $12.5 million for the first quarter of fiscal 2001, an increase of $2.9 million or 30%, as compared to $9.6 million for the first quarter of fiscal 2000. These consumable product revenues included $5.1 million and $3.6 million for the first quarter of fiscal 2001 and fiscal 2000, respectively, sold under the Company's agreements with Heidelberg and its distributors.

Royalties and fees from licensees for the first quarter of fiscal 2001 of $2.1 million increased $200,000 or 11% as compared to royalties and fees of $1.9 million for the first quarter of fiscal 2000. Royalties decreased $273,000 or 14% comparing the first quarter of fiscal 2001 to the first quarter of fiscal 2000, as a result of decreased shipments to Heidelberg of direct imaging systems used in the Quickmaster DI. This decrease was offset by an increase of $469,000 in license fees primarily due to distribution fees received from Xerox in the first quarter of fiscal 2001.

Revenues generated under the Company's agreements with Heidelberg and its distributors were $11.3 million in the first quarter of fiscal 2001, an increase of $500,000 or 5% from the first quarter of fiscal 2000 revenues of $10.8 million. Revenues from Heidelberg represented 44% and 57% of total revenues for the first quarter of fiscal 2001 and fiscal 2000, respectively. The Company anticipates revenue for direct imaging kits sold to Heidelberg for use in the Quickmaster DI to decrease by approximately 10%, with no gross margin impact, in the third quarter of fiscal 2001, as Heidelberg begins manufacturing certain non-strategic components of the direct imaging kit.

COST OF PRODUCTS SOLD

Cost of products sold consists of the costs of material, labor and overhead as well as future warranty costs associated with product sales. Cost of products sold for the Digital Imaging Products segment for the first quarter of fiscal 2001 was $13.5 million, an increase of $2.8 million or 26% as compared to $10.7 million for the first quarter of fiscal 2000 as a result of increased product shipments. The gross margin on product sales for the Digital Imaging Products segment increased to 43% for the first quarter of fiscal 2001, from 37% for the first quarter of fiscal 2000. This increase is primarily the result of the increase in press products shipped to Xerox, as well as the result of economies of scale related to increased manufacturing volumes of proprietary digital media and consumable products. Cost of products sold for the LaserTel segment for the first quarter of fiscal 2001 included $1.9 million in manufacturing costs.

RESEARCH AND PRODUCT DEVELOPMENT

Research and product development expenses consist primarily of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct the Company's equipment and consumable product development efforts. Research and product development expenses, all of which were related to the Digital Imaging Products segment, were $2.9 million or 11% of revenues for the first quarter of fiscal 2001 as compared to $4.6 million or 24% of revenues for the first quarter of fiscal 2000. The decrease of $1.7 million is primarily the result of reduced expenditures for parts and components associated with developing prototypes of the Company's products introduced in fiscal 2000.

SALES, MARKETING AND CUSTOMER SUPPORT

Sales, marketing and customer support expenses consist primarily of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs. Sales, marketing and customer support expenses for the Digital Imaging Products segment were $3.0 million, or 12% of revenues for the first quarter of fiscal 2001 as compared to $1.7 million or 9% of revenues for the first quarter of fiscal 2000. The increase of $1.3 million resulted primarily from increases in salaries as a result of head count growth and increases in professional services related to the Company's continued expansion of its worldwide sales, distribution and customer support network. Sales, marketing and customer support expenses for the LaserTel segment were $136,000 or 1% of revenues for the first quarter of fiscal 2001 and primarily include salaries and advertising expenses related to establishing the Lasertel segment.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of payroll and related expenses for personnel, and contracted professional services. General and administrative expenses for the Digital Imaging Products segment were $2.3 million or 9% of revenues for the first quarter of fiscal 2001, as compared to $1.9 million or 10% of revenues for the first quarter of fiscal 2000. The increase of $458,000 related primarily to increases in legal fees as a result of patent litigation, and increases in other professional services necessary to conduct the finance, information systems, and administrative functions. The general and administrative expenses for the LaserTel segment were $753,000 or 3% of revenues for the first quarter of fiscal 2001, and relate primarily to salaries and other professional services necessary to conduct the finance, information systems and administrative functions.

OTHER INCOME AND EXPENSE

Other expense net, was $203,000 or 1% of revenues for the first quarter of fiscal 2001 as compared to other income net, of $99,000 or 1% of revenues for the first quarter of fiscal 2000. Dividend and interest income was $123,000 for the first quarter of fiscal 2001 as compared to $283,000 for the first quarter of fiscal 2000. The decrease of $160,000 is primarily attributed to the decrease in average cash balances available for investments. Interest expense was $341,000 for the first quarter of fiscal 2001 as compared to $184,000 for the first quarter of fiscal 2000. The increase of $157,000 is primarily attributed to the increased borrowings related to the Company's lease line of credit facility with Keybank National Association.

PROVISION FOR INCOME TAXES

The Company did not record a provision for or a charge in lieu of United States federal income taxes or state income taxes due to tax losses incurred for the three months ended March 31, 2001 and April 1, 2000, prior to the deductions related to stock compensation.

NET INCOME

As a result of the foregoing, the Company had net income of $973,000 for the first quarter of fiscal 2001, as compared to net income of $391,000 for the first quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had cash and cash equivalents of $7.8 million and working capital of $29.8 million as compared to cash and cash equivalents of $12.0 million and working capital of $32.3 million at December 30, 2000. The decrease in cash of $4.2 million for the first quarter of fiscal 2001 was primarily attributable to cash used in investing activities of $5.6 million, offset by cash provided by operating activities of $1.4 million.

Net cash generated from operating activities was $1.4 million for the first quarter ended March 31, 2001, as a result of net income $973,000, adjusted for non-cash items of depreciation and amortization of $2.1 million and a decrease in accounts receivable of $429,000, offset by increases in inventories of $2.3 million as a result of greater production requirements, and increases in accounts payable and accrued expenses of $1.6 million. Advances to suppliers and other current assets increased by $283,000, primarily reflecting advanced payments made in connection with certain supply agreements. Deferred revenue decreased by $1.8 million as a result of product shipments in the first quarter of fiscal 2001, for which payment had been received in fiscal 2000.

Net cash used for investing activities was $5.6 million for the first quarter ended March 31, 2001, and consisted primarily of additions to property, plant and equipment used in the Company's business of $5.5 million. These additions included $4.2 million in equipment purchases related to the manufacture of laser diodes for the LaserTel segment.

Net cash provided by financing activities for the first quarter ended March 31, 2001 totaled $95,000, and consisted primarily of proceeds from the issuance of common stock upon the exercise of options of $528,000, offset by payments on the mortgage term loans and the lease line of credit of $433,000.

In June 2000, the Company borrowed the remaining $6.0 million under a $10.0 million lease line of credit facility from Keybank National Association. The $10.0 million in borrowings is secured by equipment valued at $13.4 million. The loan bears a variable rate of interest based upon the prime rate, currently 8.5% with a fixed rate conversion provision. Principal and interest under the lease line are payable in 84 monthly installments beginning on July 31, 2000 for the $6.0 million in borrowings. Payments on the initial $4.0 million borrowed in September 1999 commenced in October 1999. The Company has received an extension on a commitment for a $5.0 million lease line of credit from Keybank, which expires on April 30, 2002.

On October 30, 2000 the Company renewed its credit facilities with Citizens Bank New Hampshire ("Citizens"). These credit facilities, which expire in September 2002, included renewal of a ten-year mortgage term loan in the amount of $6.9 million, securing an additional ten-year mortgage term loan in the amount of $4.0 million, and securing a revolving line of credit loan in the amount of $16.0 million.

The ten-year mortgage term loan in the amount of $6.9 million bears a fixed rate of interest of 7.12% per year during the first five years, a variable rate of interest at the LIBOR rate plus 2%, (7.08% at March 31, 2001) for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments will be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued interest is due and payable on February 6, 2008.

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

Both ten-year mortgage term loans are secured by land and buildings with a cost of approximately $22.0 million.

The revolving line of credit loan, under which the Company may borrow $16.0 million, is subject to certain restrictions based on applicable percentages of accounts receivable and inventory, as defined by the loan agreement, and reduced by the amount of all letters of credit outstanding. The revolving line of credit loan is secured by substantially all of the Company's assets, with interest payable at the LIBOR rate plus 1.50% (6.58% at March 31, 2001). As of March 31, 2001, the Company had $8.0 million outstanding under standby letters of credit, and $8.0 million available under the revolving line of credit loan.

Under the terms of the mortgage term loans, the lease line of credit and the revolving line of credit agreements, the Company is required to meet certain covenants on a quarterly and annual basis. At March 31, 2001 the Company was in compliance with all financial covenants.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("SFAS No. 133"), which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 (as amended by SFAS No. 137) is effective for fiscal years beginning after June 15, 2000 and therefore became effective for the Company in the current fiscal quarter. The Company does not presently enter into any transactions involving derivative financial instruments and, accordingly, does not anticipate the new standard will have any effect on its financial statements for the foreseeable future.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
             ----------------------------------------------------------

The Company is exposed to market risk from changes in interest rates primarily as a result of its borrowing activities, and to a lesser extent, its investing activities. The majority of the Company's long-term borrowings are in fixed rate instruments, or variable rate instruments with fixed rate conversion provisions. The Company does not enter into interest rate swap agreements or other speculative or leveraged transactions. The Company currently has no material exposure to interest rate fluctuations on its short-term investments.

The Company has limited exposure to foreign currency exchange rate risk, as substantially all of its transactions are denominated in U.S. dollars. Some of the Company's customers and strategic partners are not located in the United States, however. As a result, these customers and strategic partners are themselves subject to fluctuations in foreign exchange rates. If their home country currency were to decrease in value relative to the United States dollar, their ability to purchase and market the Company's products could be adversely affected and the Company's products may become less competitive to them. This may have an adverse impact on the Company's business. Likewise, some of the Company's suppliers are not located in the United States and thus, such suppliers are subject to foreign exchange rate risks in transactions with the Company. Decreases in the value of their home country currency versus that of the United States dollar could cause fluctuations in supply pricing which could have an adverse effect on the Company's business.

PART II -    OTHER INFORMATION

Item 1.      Legal Proceedings

See Part I - Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 filed with the Commission on March 30, 2001 and
Note 9 of Notes to the Financial Statements of this Form 10Q for a description of certain legal proceedings pending against the Company and certain of its officers and directors. All of such information is hereby incorporated by reference in response to this item.

Item 2.      Changes in Securities and Use of Proceeds

(a)          None

(b)          None

(c) Pursuant to the terms of the settlement agreement related to the consolidated class action settlement, and in consideration for the execution of such settlement, the Company agreed to issue an aggregate of 1,245,246 shares of its common stock to the various class action plaintiffs and their lawyers. The number of shares was determined by calculating the aggregate number of shares of common stock of the Company obtained by dividing $11.0 million by the volume weighted average price of the Company's common stock for all trading days in April 2000 and the aggregate number of shares of common stock of the Company obtained by dividing $11.0 million by the volume weighted average price of the Company's common stock for all trading days in October 2000. In addition, in connection with the settlement of the derivative lawsuit initiated against the Company, the Company agreed to issue 60,582 shares of common stock. Thus between both the class action settlement and the derivative suit settlement, the Company agreed to issue, in the aggregate, 1,305,828 shares of common stock. On August 2, 2000 the Company issued 60,582 shares of common stock. On November 15, 2000 the Company issued 437,196 of these shares of common stock. On March 30, 2001 the Company issued the remaining 808,050 shares of common stock. All such shares were issued pursuant to an exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as the issuance of such shares was approved at a fairness hearing before the United States District Court of New Hampshire in June 2000.

(d)          None

Item 6.      Exhibits and Reports on Form 8-K

(a)          Exhibits
             NA

(b)          Reports on Form 8-K
             None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PRESSTEK, INC.
                                            (Registrant)


Date: May 14, 2001                          /s/ Robert W. Hallman
                                            ------------------------------------
                                            By: Robert W. Hallman
                                            President and
                                            Chief Executive Officer
                                            (Principal Executive and
                                            Duly Authorized Officer)


Date: May 14, 2001                          /s/ Neil Rossen
                                            ------------------------------------
                                            By: Neil Rossen
                                            Vice President,
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)