Form 10-Q
period 2001-06-30
PRESSTEK INC /DE/
filed 2001-08-14
CIK 846876

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)


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

As of August 9, 2001, there were 34,110,906 shares of the registrant's common stock, $.01 par value per share, outstanding.

================================================================================

PRESSTEK, INC.

INDEX




PART I        FINANCIAL INFORMATION                                         PAGE

   Item 1.    Financial Statements

              Balance Sheets as of June 30, 2001 (unaudited) and
              December 30, 2000                                               3

              Statements of Operations for the three and six months
              ended June 30, 2001 and July 1, 2000 (unaudited)                4

              Statements of Cash Flows for the three and six months
              ended June 30, 2001 and July 1, 2000 (unaudited)                5

              Notes to Financial Statements (unaudited)                       6

   Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  11

   Item 3.    Quantitative and Qualitative Disclosures
              About Market Risk                                              17


PART II       OTHER INFORMATION

   Item 1.    Legal Proceedings                                              17

   Item 4.    Submission of Matters to Vote of Security Holders              17

   Item 6.    Exhibits and Reports on Form 8-K                               18




Signatures                                                                   19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRESSTEK, INC.



                                                                             June 30      December 30
BALANCE SHEETS                                                                 2001           2000
(In thousands, except share data)                                          (UNAUDITED)
-----------------------------------------------------------------------     ---------      ---------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                 $   2,724      $  11,972
  Accounts receivable, net of allowance for losses of $2,778
     and $2,842 in fiscal 2001 and 2000, respectively                          21,052         16,946
  Inventories                                                                  18,106         12,045
  Advances to suppliers                                                         5,332          6,455
  Other current assets                                                          1,408          1,147
-----------------------------------------------------------------------     ---------      ---------
        Total current assets                                                   48,622         48,565
-----------------------------------------------------------------------     ---------      ---------

PROPERTY, PLANT AND EQUIPMENT, NET                                             63,573         60,248
-----------------------------------------------------------------------     ---------      ---------

OTHER ASSETS:
  Patent application costs and license rights, net                              4,820          4,885
  Other                                                                         1,963          2,204
-----------------------------------------------------------------------     ---------      ---------
        Total other assets                                                      6,783          7,089
-----------------------------------------------------------------------     ---------      ---------
               TOTAL                                                        $ 118,978      $ 115,902
=======================================================================     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes Payable                                                             $   2,269      $    --
  Current portion of long-term debt                                             2,270          1,989
  Accounts payable and accrued expenses                                         8,366          8,476
  Accrued salaries and employee benefits                                        1,863          1,686
  Deferred revenues                                                             2,729          2,559
  Net current liabilities of discontinued operations                            1,444          1,568
-----------------------------------------------------------------------     ---------      ---------
        Total current liabilities                                              18,941         16,278
-----------------------------------------------------------------------     ---------      ---------

LONG-TERM DEBT, NET OF CURRENT PORTION                                         15,245         16,481
-----------------------------------------------------------------------     ---------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized 1,000,000 shares;
     no shares issued or outstanding                                             --             --
  Common stock, $.01 par value; authorized 75,000,000 shares;
     issued and outstanding 34,104,581 shares at June 30, 2001;
     34,027,981 shares at December 30, 2000                                       341            340
  Additional paid-in capital                                                   97,255         96,685
  Accumulated  deficit                                                        (12,804)       (13,882)
-----------------------------------------------------------------------     ---------      ---------
        Total stockholders' equity                                             84,792         83,143
-----------------------------------------------------------------------     ---------      ---------
               TOTAL                                                        $ 118,978      $ 115,902
=======================================================================     =========      =========

See notes to financial statements

PRESSTEK, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
 For the Three and Six Months Ended
(In thousands, except per share data)

                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
-----------------------------------------------------     ----------------------      ----------------------
                                                          June 30        July 1       June 30        July 1
                                                            2001          2000          2001          2000
-----------------------------------------------------     --------      --------      --------      --------
REVENUES:
  Product sales                                           $ 24,908      $ 18,390      $ 48,549      $ 35,497
  Royalties and fees from licensees                          2,223         2,826         4,347         4,754
-----------------------------------------------------     --------      --------      --------      --------
    Total revenues                                          27,131        21,216        52,896        40,251
-----------------------------------------------------     --------      --------      --------      --------

COSTS AND EXPENSES:
  Cost of products sold                                     15,991        11,089        31,433        21,747
  Research and product development                           3,430         4,145         6,365         8,704
  Sales, marketing and customer support                      3,435         3,050         6,575         4,715
  General and administrative                                 3,819         2,364         6,891         4,225
-----------------------------------------------------     --------      --------      --------      --------
    Total costs and expenses                                26,675        20,648        51,264        39,391
-----------------------------------------------------     --------      --------      --------      --------

INCOME FROM OPERATIONS                                         456           568         1,632           860
-----------------------------------------------------     --------      --------      --------      --------

OTHER INCOME (EXPENSE), NET:
  Interest income (expense), net                              (312)            9          (530)          108
  Other, net                                                   (39)           56           (24)           56
-----------------------------------------------------     --------      --------      --------      --------
    Total other income (expense), net                         (351)           65          (554)          164
-----------------------------------------------------     --------      --------      --------      --------

INCOME BEFORE INCOME TAXES                                     105           633         1,078         1,024
PROVISION FOR INCOME TAXES                                    --              65          --              65
-----------------------------------------------------     --------      --------      --------      --------
NET INCOME                                                $    105      $    568      $  1,078      $    959
=====================================================     ========      ========      ========      ========
EARNINGS PER SHARE - BASIC                                $   0.00      $   0.02      $   0.03      $   0.03
=====================================================     ========      ========      ========      ========
EARNINGS PER SHARE - DILUTED                              $   0.00      $   0.02      $   0.03      $   0.03
=====================================================     ========      ========      ========      ========
WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING - BASIC                           34,101        32,601        34,083        32,581
=====================================================     ========      ========      ========      ========
WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING - DILUTED                         34,662        34,106        34,641        34,153
=====================================================     ========      ========      ========      ========

See notes to financial statements

PRESSTEK, INC.


STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                                     June 30       July  1
FOR THE SIX MONTHS ENDED                                                               2001          2000
--------------------------------------------------------------------------------     --------      --------
CASH FLOWS - OPERATING ACTIVITIES:
  Net Income                                                                         $  1,078      $    959
    Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities of continuing operations:
      Depreciation and amortization                                                     4,323         3,156
      Provision for warranty and other costs                                              983           385
      Provision for losses on accounts receivable                                         600           520
      Other, net                                                                           66            50
  Changes in operating assets and liabilities, net of effects from acquisitions:
      Increase in accounts receivable                                                  (4,708)       (2,964)
      Increase in inventories                                                          (6,061)       (2,770)
      Decrease (increase) in advances to suppliers and other current assets               862        (2,306)
      Increase (decrease) in accounts payable and accrued expenses                     (1,090)           69
      Increase in accrued salaries and employee benefits                                  177           259
      Increase (decrease) in deferred revenue                                             170          (100)
--------------------------------------------------------------------------------     --------      --------
  Net cash used in operating activities of continuing operations                       (3,600)       (2,742)
  Net cash used in operating activities of discontinued operations                       (124)          (85)
--------------------------------------------------------------------------------     --------      --------
  Net cash used in operating activities                                                (3,724)       (2,827)
--------------------------------------------------------------------------------     --------      --------
CASH FLOWS - INVESTING ACTIVITIES:
      Purchases of property, plant and equipment                                       (7,319)       (5,229)
      Increase in other assets                                                            (91)         (303)
--------------------------------------------------------------------------------     --------      --------
  Net cash used in investing activities                                                (7,410)       (5,532)
--------------------------------------------------------------------------------     --------      --------
CASH FLOWS - FINANCING ACTIVITIES:
      Net proceeds from sale of common stock                                              571         1,004
      Proceeds under line of credit                                                     2,269          --
      Proceeds under mortgage term loan                                                  --           5,959
      Repayments of mortgage term loan                                                   (375)         (272)
      Repayments of lease line of credit                                                 (579)         (230)
--------------------------------------------------------------------------------     --------      --------
  Net cash provided by financing activities                                             1,886         6,461
--------------------------------------------------------------------------------     --------      --------
DECREASE IN CASH AND CASH EQUIVALENTS                                                  (9,248)       (1,898)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                          11,972        18,653
--------------------------------------------------------------------------------     --------      --------
CASH AND CASH EQUIVALENTS END OF PERIOD                                              $  2,724      $ 16,755
================================================================================     ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the period for:
      Interest                                                                       $    694      $    444
================================================================================     ========      ========
      Income taxes                                                                   $     46      $     55
================================================================================     ========      ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Warrants issued in exchange for consulting services rendered                       $   --        $  2,488
================================================================================     ========      ========

See notes to financial statements

PRESSTEK, INC.


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2001

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

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the fiscal year ended December 30, 2000. The December 30, 2000 information has been derived directly from the annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2001.

In April 2000 the Company incorporated an Arizona subsidiary, Lasertel, Inc. ("Lasertel") for the purpose of securing its supply of laser diodes. Lasertel is located in the former Delta V Technologies, Inc. ("Delta V") facility in Tucson, Arizona. Delta V was discontinued in fiscal 1999. Lasertel operates as a subsidiary of Presstek, and is primarily engaged in the manufacture and development of the Company's high-powered laser diodes.

The Company operates and reports on a 52/53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements include the thirteen week period ended June 30, 2001 ("the second quarter of fiscal 2001") and July 1, 2000 ("the second quarter of fiscal 2000"), and the twenty six week period ended June 30, 2001 ("the first six months of fiscal 2001") and July 1, 2000 ("the first six months of fiscal 2000").

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

2.  INVENTORIES
    -----------

Inventories are valued at the lower of cost or market value, with cost determined using the first-in, first-out method. At June 30, 2001 and December 30, 2000, inventories consisted of the following:

                                         June 30              December 30
    (In thousands)                         2001                   2000
    -------------------------    ----------------------  ----------------------
    Raw materials                       $  4,969                $  3,800
    Work in process                        5,716                   5,082
    Finished goods                         7,421                   3,163
    -------------------------    ----------------------  ----------------------
       Total                            $ 18,106                $ 12,045
    =========================    ======================  ======================

3.  PROPERTY, PLANT AND EQUIPMENT, NET
    ----------------------------------

Property, plant and equipment, at cost consisted of the following at June 30, 2001 and December 30, 2000:

                                                 June 30       December 30
    (In thousands)                                 2001           2000
    --------------------------------------    -------------   -------------
    Land and improvements                      $   2,038       $   2,038
    Buildings and leasehold improvements          26,928          26,711
    Production equipment and other                52,772          44,610
    Equipment in process                           5,285           6,450
    --------------------------------------    -------------   -------------
                                                  87,023          79,809
    Less accumulated depreciation                (23,450)        (19,561)
    --------------------------------------    -------------   -------------
                                               $  63,573       $  60,248
    ======================================    =============   =============

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

The following represents the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2001 and July 1, 2000:

                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                            --------------------    --------------------
                                             June 30     July 1      June 30     July 1
    (In thousands, except per share data)     2001        2000        2001        2000
    ------------------------------------    --------    --------    --------    --------
    Net income                              $    105    $    568    $  1,078    $    959
    ====================================    ========    ========    ========    ========
    Weighted average common shares
       outstanding - Basic                    34,101      32,601      34,083      32,581
    Effect of assumed conversion
       of stock options                          561       1,505         558       1,572
    ------------------------------------    --------    --------    --------    --------
    Weighted average common shares
       outstanding - Diluted                  34,662      34,106      34,641      34,153
    ====================================    ========    ========    ========    ========
    Earnings per share - Basic              $   0.00    $   0.02    $   0.03    $   0.03
    ====================================    ========    ========    ========    ========
    Earnings per share - Diluted            $   0.00    $   0.02    $   0.03    $   0.03
    ====================================    ========    ========    ========    ========

Options and warrants to purchase 1,614,001 and 1,634,001 shares of common stock at exercise prices ranging from $11.75 to $26.94 per share were outstanding during a portion of the second quarter and first six months of fiscal 2001, respectively, but were not included in the computation of diluted earnings per share as the exercise prices of the options and warrants were greater than the average market price of the common shares. These options and warrants, which expire from January 2, 2002 through June 11, 2001, were all outstanding at June 30, 2001.

Options and warrants to purchase 307,250 and 306,750 shares of common stock at an exercise price of $20.25 to $26.94 per share were outstanding during a portion of the second quarter and first six months of fiscal 2000, respectively, but were not included in the computation of diluted earnings per share as the exercise prices of the options and warrants were greater than the average market price of the common shares. These options and warrants, which expire from February 23, 2002 through May 8, 2010, were all outstanding at July 1, 2000.

5.  INCOME TAXES
    ------------

The Company did not record a provision for or a charge in lieu of United States federal income taxes, due to tax losses incurred for the second quarter and first six months of fiscal 2001 and fiscal 2000 prior to deductions related to stock compensation.

The Company recorded a provision for state income taxes for the second quarter and first six months of fiscal 2000 in the amount of $65,000.

6.  DISCONTINUED OPERATIONS
    -----------------------

The Company concluded the operations of Delta V at the end of fiscal 1999. Located in Tucson, Arizona, Delta V was engaged in the development, manufacture, and sale of vacuum deposition coating equipment for vacuum coating applications.

Delta V was reported separately as a discontinued operation in prior periods. Net current liabilities of discontinued operations at June 30, 2001 and December 30, 2000 were $1.4 million and $1.6 million, respectively. The remaining net current liabilities of discontinued operations represent primarily product warranties and other liabilities related to Delta V's equipment installations.

7.  COMPREHENSIVE INCOME
    --------------------

Comprehensive income is comprised of net income and all changes in stockholder's equity except those due to investments by owners and distributions to owners, which for the Company includes unrealized gains on marketable securities. For the second quarter and first six months of fiscal 2001 and fiscal 2000 there were no differences between net income and comprehensive income.

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

A summary of the Company's operations by segment for the three and six months ended June 30, 2001 and July 1, 2000 were as follows:

                                       DIGITAL
                                       IMAGING
    (In thousands)                     PRODUCTS    LASERTEL      TOTAL
    --------------------------------   --------    --------     --------
    THREE MONTHS ENDED JUNE 30, 2001

    Revenues                           $ 27,128    $      3     $ 27,131
    Inter-segment sales                    --           624          624
    Income (loss) from operations         3,312      (2,856)         456

    THREE MONTHS ENDED JULY 1, 2000

    Revenues                           $ 21,216    $   --       $ 21,216
    Inter-segment sales                    --          --           --
    Income (loss) from operations         1,011        (443)         568

    SIX MONTHS ENDED JUNE 30, 2001

    Revenues                           $ 52,893    $      3     $ 52,896
    Inter-segment sales                    --         1,212        1,212
    Income (loss) from operations         7,277      (5,645)       1,632

    SIX MONTHS ENDED JULY 1, 2000

    Revenues                           $ 40,251    $   --       $ 40,251
    Inter-segment sales                    --          --           --
    Income (loss) from operations         1,303        (443)         860

9.  OTHER INFORMATION
    -----------------

In March 2000, the Company entered into an agreement with the plaintiffs in several class actions lawsuits consolidated under the common caption "Bill Berke, et al. v. Presstek, Inc., et al." in the United States District Court, District of New Hampshire to settle the class action lawsuit. The Company also executed a memorandum of understanding with respect to the settlement of the derivative lawsuits, filed on behalf of the Company, one in the Chancery Court of the State of Delaware and the other in the United States District Court, District of New Hampshire. Under the terms of the class action settlement, $22.0 million, in the form of 1,245,246 shares of the Company's common stock, was to be paid to the class. The Company issued 437,196 of such shares during the fourth quarter of fiscal 2000, and issued 808,050 of such shares during the first quarter of fiscal 2001. In the memorandum of understanding in the derivative litigation, the Company agreed to issue 60,582 shares of common stock and has agreed to certain therapeutic improvements to its internal policies, some of which have already been instituted. The Company issued 60,582 of such shares in the third quarter of fiscal 2000. As a result of these issuances, all required shares of common stock to be issued under both the class action settlement and the memorandum of understanding in the derivative litigation have been issued. The Company recorded a charge of $23.2 million in the fourth quarter of fiscal 1999 related to the settlements.

10. RECENTLY ISSUED ACCOUNTING STANDARDS
    ------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 (as amended by SFAS No. 137) is effective for fiscal years beginning after June 15, 2000 and therefore became effective for the Company in the first quarter of fiscal 2001. The Company does not presently enter into any transactions involving derivative financial instruments and accordingly, does not anticipate the new standard will have any effect on its financial statements for the foreseeable future.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), which supersedes APB Opinion No. 16, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company is currently reviewing the statement, but does not anticipate the new standard will have any effect on its financial statements.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS No. 142), which supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal 2002. The Company is currently reviewing the statement and has not yet determined the impact adoption of SFAS No. 142 will have on its financial statements.

11. SUBSEQUENT EVENT
    ----------------

In July 2001, the Company settled its outstanding arbitration proceedings with Heidelberg. Pursuant to the terms of the settlement, the Company and Heidelberg agreed that the licensing arrangements for the Heidelberg Quickmaster 46DI shall be non-exclusive. As a result of the recognition of the non-exclusivity of the license, the Company agreed to reduce the royalties payable by Heidelberg for imaging kits delivered in connection with the Heidelberg Quickmaster 46DI by approximately $9,000 per kit. This reduced royalty rate will become effective for kits delivered after May 1, 2002.

In addition, in consideration for the resolution of several issues that formed part of the arbitration proceedings between the Company and Heidelberg, Heidelberg agreed to make a one-time payment of $750,000 to the Company in the fourth quarter of 2001.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the Company's expectations for its financial and operating performance in 2001, the need for additional capital to support operations and growth at the Company's Lasertel subsidiary, the adequacy of internal cash for the Company's operations, the strength of the Company's various strategic partnerships (both on manufacturing and distribution), availability of component materials, management's plans and goals with respect to the Company's Lasertel subsidiary and any other forward looking statements. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the risks of uncertainty and delays associated with launching new market channels with new distribution partners (including Xerox), the Company's dependency on its strategic partners (both on manufacturing and distribution), the impact of third-party suppliers and potential shortages of critical or sole-source component supplies, cash flow adequacy, manufacturing constraints or difficulties (as well as manufacturing difficulties experienced by our sub-manufacturing partners and their capacity constraints), the ability of the Company's Lasertel subsidiary to supply high quality laser diodes to the Company, the ability of the Company's Lasertel subsidiary to align costs with its current activity levels, the anticipated capital requirements of the Company's Lasertel subsidiary, the risks of uncertainty of patent protection and the outcome of patent proceedings (including the Company's current patent litigation), the impact of general market factors in the printing industry generally and the economy as a whole, market acceptance of and demand for the Company's products and resulting revenues, the impact of competitive products and pricing, the Company's ability to meet production challenges due to increased sales, the ability of the Company to respond to changes in technology, litigation and other risks detailed in the Company's filings with the Securities and Exchange Commission including, without limitation, the Company's Annual Report on Form 10-K for the fiscal year ending December 30, 2000 and filed with the Commission on March 30, 2001. The words "looking forward," "looking ahead", "believe(s)," "should," "plan," "may," "expect(s)," "project(s)," "anticipate(s)," "likely," "potential," "opportunity," and similar expressions, among others, identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Presstek undertakes no obligation to update any forward-looking statements contained in this Form 10-Q.

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

In fiscal 2000, Presstek and Ryobi Limited ("Ryobi") of Japan completed the development of an A3 format size four-color sheet-fed press, which was introduced in May 2000, and is marketed by Ryobi as the 3404DI. During fiscal 2000 the Company entered into an agreement with Xerox Corporation ("Xerox") to supply Xerox with a series of three Presstek enabled DI presses and related consumables, which will be marketed, distributed and serviced worldwide on a co-branded basis. This agreement was amended in May 2001. The products included in the Xerox relationship are four and five color versions of a B3 size sheet-fed press, which is marketed as the DocuColor 400 DI and an A3 size four-color sheet-fed press, which is marketed as the DocuColor 233 DI.

In April 2001, the Company entered into a new agreement with Adamovske Strojirny a.s. ("Adast") pursuant to which Adast agreed to manufacture both the four color and five color B3 size sheet-fed presses.

In April 2000 the Company incorporated an Arizona subsidiary, Lasertel, Inc. ("Lasertel") for the purpose of securing its supply of laser diodes. Lasertel is located in the former Delta V Technologies, Inc. ("Delta V") facility in Tucson, Arizona, and is primarily engaged in the manufacture and development of the Company's high-powered laser diodes.

In June 2001, the Company announced a repositioning of its Lasertel subsidiary in order to reduce its costs and to focus its efforts on supplying high quality diodes to the Company. The repositioning occurred, in part, due to the unanticipated slowdown in the segment of the telecommunications market targeted by Lasertel. As a result, Lasertel has delayed its plans to market its laser products to the telecommunications industry but has continued its plans to develop laser prototypes for qualification in the defense and medical industries. There can be no assurance that any of these prototypes will be commercially successful or produce significant revenues for the Company or Lasertel.

The Company operates and reports on a 52/53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements include the thirteen week period ended June 30, 2001 ("the second quarter of fiscal 2001") and July 1, 2000 ("the second quarter of fiscal 2000"), and the twenty six week period ended June 30, 2001 ("the first six months of fiscal 2001") and July 1, 2000 ("the first six months of fiscal 2000").

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

RESULTS OF OPERATIONS

REVENUES

Revenues for the second quarter and first six months of fiscal 2001 of $27.1 million and $52.9 million, respectively, consisted of product sales, royalties, license fees and product development reimbursements. Revenues for the second quarter and first six months of fiscal 2001 increased $5.9 million or 28% and $12.6 million or 31% as compared to $21.2 million and $40.3 million for the second quarter and first six months of fiscal 2000. Revenues generated for the second quarter and first six months of fiscal 2001 and fiscal 2000 relate primarily to the Digital Imaging Products segment, as there were no material revenues generated by the Lasertel Segment for the second quarter and first six months of fiscal 2001 and fiscal 2000.

Product sales for the second quarter and first six months of fiscal 2001 were $24.9 million and $48.5 million respectively, compared to $18.4 million and $35.5 million for the second quarter and first six months of fiscal 2000, an increase of $6.5 million or 35% and $13.0 million or 37%, respectively. These increases were due primarily to volume increases of presses shipped to Xerox that are marketed as the DocuColor 400DI and the DocuColor 233DI, as well as volume increases in shipments of direct imaging systems used in the Ryobi 3404DI. The Company also experienced volume increases in sales of its Dimension platesetter products and thermal consumable products, which were offset in part by volume decreases of imaging kits sold to Heidelberg and used in the QM-DI. Revenues generated from the sale of the Company's PEARLdry and other consumable products were $11.1 million and $23.6 million for the second quarter and first six months of fiscal 2001, respectively, an increase of $377,000 or 4% and $3.3 million or 16%, as compared to $10.7 million and $20.2 million for the second quarter and first six months of fiscal 2000. Consumable product revenues sold under the Company's agreements with Heidelberg and its distributors included $5.7 million and $10.8 million for the second quarter and first six months of fiscal 2001, respectively, as compared to $4.2 million and $7.8 million for the comparable period in fiscal 2000.

Royalties and fees from licensees for the second quarter and first six months of fiscal 2001 of $2.2 million and $4.3 million respectively, decreased $603,000 or 21% and $407,000 or 9%, as compared to royalties and fees from licensees of $2.8 million and $4.8 million for the second quarter and first six months of fiscal 2000. Royalties decreased $562,000 or 25% and $835,000 or 20% for the second quarter and first six months of fiscal 2001 compared to the same periods of fiscal 2000, as a result of decreased shipments to Heidelberg of direct imaging systems used in the Quickmaster DI. The second quarter decrease also included a $41,000 decrease in fees from licensees. The decrease for the first six months of fiscal 2001 was offset by an increase of $428,000 in license fees primarily due to distribution fees received from Xerox.

Revenues generated under the Company's agreements with Heidelberg and its distributors were $12.4 million, a decrease of $600,000 or 5% for the second quarter of fiscal 2001 as compared to $13.0 million for the comparable period in fiscal 2000. Heidelberg revenues for the both the first six months of fiscal 2001 and fiscal 2000 were $23.8 million. Revenues from Heidelberg represented 45% and 59% of total revenues for the first six months of fiscal 2001 and fiscal 2000, respectively. The Company anticipates revenue for direct imaging kits sold to Heidelberg for use in the Quickmaster DI to decrease by approximately 10%, with no gross margin impact, in the third quarter of fiscal 2001, as Heidelberg begins manufacturing certain non-strategic components of the direct imaging kit.

In July 2001, the Company settled its outstanding arbitration proceedings with Heidelberg. Pursuant to the terms of the settlement, the Company and Heidelberg agreed that the licensing arrangements for the Heidelberg Quickmaster 46DI shall be non-exclusive. As a result of the recognition of the non-exclusivity of the license, the Company agreed to reduce the royalties payable by Heidelberg for imaging kits delivered in connection with the Heidelberg Quickmaster 46DI by approximately $9,000 per kit. This reduced royalty rate will become effective for kits delivered after May 1, 2002.

In addition, in consideration for the resolution of several issues that formed part of the arbitration proceedings between the Company and Heidelberg, Heidelberg agreed to make a one-time payment of $750,000 to the Company in the fourth quarter of 2001.

Specifically, pursuant to the terms of the settlement, the Company and Heidelberg agreed to license on a non-exclusive basis certain know-how and patent rights. The Company also licensed to Heidelberg the right to use the DI trademark in connection with its press and imaging products. Several other technical intellectual property issues were also resolved. The settlement did not resolve patent infringement claims between the parties with respect to the Heidelberg Speedmaster 74-DI press but established a mechanism to do so upon resolution of the Company's outstanding patent litigation with Creo Products, Inc.

COST OF PRODUCTS SOLD

Cost of products sold consists of the costs of material, labor and overhead as well as future warranty costs associated with product sales. Cost of products sold for the Digital Imaging Products segment were $14.0 million or 52% of revenue for the second quarter of fiscal 2001, an increase of $3.2 million or 30%, as compared to $10.8 million or 51% of revenue for the comparable period in fiscal 2000. Cost of products sold for the first six months of fiscal 2001 were $27.6 million or 52% of revenue, an increase of $6.1 million or 28%, as compared to $21.5 million or 53% of revenue for the comparable period in fiscal 2000. The gross margin on product sales for the Digital Imaging Products segment increased to 44% and 43% for the second quarter and first six months of fiscal 2001, respectively, compared to 40% and 39% for the second quarter and first six months of fiscal 2000, respectively. These gross margin increases are primarily the result of the increase in press products shipped to Xerox, as well as the result of economies of scale related to increased manufacturing volumes of proprietary digital media and consumable products. Cost of products sold for the Lasertel segment for the second quarter and first six months of fiscal 2001 included $1.9 million and $3.8 million, respectively, in manufacturing costs, as compared to $288,000 for the second quarter and first six months of fiscal 2000.

RESEARCH AND PRODUCT DEVELOPMENT

Research and product development expenses consist primarily of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct the Company's equipment and consumable product development efforts. Research and product development expenses, all of which were related to the Digital Imaging Products segment, were $3.4 million or 13% of revenue for the second quarter of fiscal 2001, a decrease of $715,000 as compared to $4.1 million or 19% of revenue for the comparable period in fiscal 2000. Research and product development expenses for the first six months of fiscal 2001 were $6.4 million or 12% of revenue, a decrease of $2.3 million as compared to $8.7 million or 22% of revenue for the comparable period in fiscal 2000. These decreases are primarily the result of reduced expenditures for parts and components associated with a reduction in the development of prototypes for the Company's products previously introduced in fiscal 2000.

SALES, MARKETING AND CUSTOMER SUPPORT

Sales, marketing and customer support expenses consist primarily of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs. Sales, marketing and customer support expenses for the Digital Imaging Products segment were $3.1 million or 11% of revenue for the second quarter of fiscal 2001, an increase of $100,000 as compared to $3.0 million or 14% of revenue for the comparable period in fiscal 2000. Sales, marketing and customer support expenses for the first six months of fiscal 2001 were $6.1 million, or 12% of revenue, an increase of $1.5 million as compared to $4.7 million or 12% of revenue for the comparable period in fiscal 2000. These increases resulted primarily from increases in salaries as a result of head count growth, and professional services related to the Company's continued expansion of its worldwide sales, distribution and customer support network. Sales and marketing expenses for the Lasertel segment were $291,000 and $427,000 or 1% of revenues for the second quarter and first six months of fiscal 2001, respectively, as compared to $55,000 for the second quarter and first six months of fiscal 2000. These increases resulted primarily from increases in salaries as a result of headcount growth, and increases in promotional and advertising expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of payroll and related expenses for personnel, and contracted professional services. General and administrative expenses for the Digital Imaging Products segment were $3.2 million or 12% of revenues for the second quarter of fiscal 2001, an increase of $900,000 as compared to $2.3 million or 11% of revenues for the comparable period in fiscal 2000. General and administrative expenses for the first six months of fiscal 2001 were $5.5 million or 10% of revenue, an increase of $1.4 million as compared to $4.1 million or 10% of revenue for the comparable period in fiscal 2000. These increases relate primarily to increases in legal fees as a result of patent litigation, and other professional services necessary to conduct the finance, information systems, and administrative functions of the Company. The general and administrative expenses for the Lasertel segment were $606,000 or 2% of revenue and $1.4 million or 3% of revenue for the second quarter and first six months of fiscal 2001, as compared to $100,000 for the second quarter and first six months of fiscal 2000. These increases resulted primarily from increases in salaries as a result of headcount growth.

OTHER INCOME AND EXPENSE

Other expense net, was $351,000 or 1% of revenues for the second quarter of fiscal 2001 as compared to other income net, of $65,000 or less than 1% of revenue for the comparable period in fiscal 2000. Other expense, net was $554,000 or 1% of revenue for the first six months of fiscal 2001 as compared to other income, net of $164,000 or less than 1% of revenue for the comparable period in fiscal 2000.

Interest income was $41,000 for the second quarter of fiscal 2001, a decrease of $152,000, as compared to $193,000 for the comparable period in fiscal 2000. Interest income for the first six months of fiscal 2001 was $164,000, a decrease of $312,000 as compared to $476,000 for the comparable period in fiscal 2000. These decreases are primarily attributed to the decrease in average cash balances available for investment. Interest expense was $353,000 for the second quarter of fiscal 2001, an increase of $165,000 as compared to $188,000 for the comparable period in 2000. Interest expense for the first six months of fiscal 2001 was $694,000, an increase of $327,000 as compared to $367,000 for the comparable period in fiscal 2000. These increases are primarily attributed to the increased borrowings related to the Company's lease line of credit facility with Keybank National Association, and its line of credit facility with Citizens Bank.

PROVISION FOR INCOME TAXES

The Company did not record a provision for or a charge in lieu of United States federal income taxes, due to tax losses incurred for the second quarter and first six months of fiscal 2001 and fiscal 2000 prior to deductions related to stock compensation.

The Company recorded a provision for state income taxes for the second quarter and six months of fiscal 2000 in the amount of $65,000.

NET INCOME

As a result of the foregoing, the Company had net income of $105,000 and $1.1 million for the second quarter and first six months of fiscal 2001, respectively, as compared to net income of $568,000 and $959,000 for the second quarter and first six months of fiscal 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had cash and cash equivalents of $2.7 million and working capital of $29.7 million as compared to cash and cash equivalents of $12.0 million and working capital of $32.3 million at December 30, 2000. The decrease in cash of $9.2 million for the first six months of fiscal 2001 was primarily attributable to cash used in operating and investing activities of $3.7 million and $7.4 million, respectively, offset by cash provided by financing activities of $1.9 million.

Net cash used in operating activities of $3.7 million for the six months ended June 30, 2001 resulted from net income of $1.1 million, non-cash items of depreciation and amortization of $4.3 million, and provisions for warranty and losses on accounts receivable of $983,000 and $600,000, respectively, offset by an aggregate increase of $10.8 million in accounts receivable and inventory as a result of greater production requirements. Advances to suppliers, which decreased $1.1 million reflecting receipt of product in connection with certain supply agreements, was offset by an increase in other current assets of $261,000. Deferred revenue increased by $170,000 as a result of prepayments for product shipments in connection with certain customer agreements.

Net cash used in investing activities of $7.4 million for the six months ended June 30, 2001 consisted primarily of additions to property, plant and equipment used in the Company's business. These additions included $5.4 million in equipment purchases related to the manufacture of laser diodes for the Lasertel segment.

Net cash provided by financing activities for the six months ended June 30, 2001 totaled $1.9 million, and consisted primarily of proceeds of $2.3 million from the Company's line of credit facility with Citizens Bank, as well as proceeds of $571,000 from the sale of common stock upon the exercise of options, offset by payments on the mortgage term loans and the lease line of credit of $954,000.

In June 2000, the Company borrowed the remaining $6.0 million under a $10.0 million lease line of credit facility from Keybank National Association. The $10.0 million in borrowings is secured by equipment valued at $13.4 million. The loan bears a variable rate of interest based upon the prime rate, currently 8.5% with a fixed rate conversion provision. Principal and interest under the lease line are payable in 84 monthly installments beginning on July 31, 2000 for the $6.0 million in borrowings. Payments on the initial $4.0 million borrowed in September 1999 commenced in October 1999. The Company has a commitment for a $5.0 million lease line of credit from Keybank, which expires on April 30, 2002.

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

The ten-year mortgage term loan in the amount of $6.9 million bears a fixed rate of interest of 7.12% per year during the first five years, a variable rate of interest at the LIBOR rate plus 2%, (5.86% at June 30, 2001) for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments will be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued interest is due and payable on February 6, 2008.

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

The revolving line of credit loan, under which the Company may borrow $16.0 million, is subject to certain restrictions based on applicable percentages of accounts receivable and inventory, as defined by the loan agreement, and reduced by the amount of all letters of credit outstanding. The revolving line of credit loan is secured by substantially all of the Company's assets, with interest payable at the LIBOR rate plus 1.50% (5.36% at June 30, 2001). As of June 30, 2001, the Company had $7.8 million outstanding under standby letters of credit, and $5.7 million available under the revolving line of credit loan.

Under the terms of the mortgage term loans, the lease line of credit and the revolving line of credit agreements, the Company is required to meet certain covenants on a quarterly and annual basis. At June 30, 2001 the Company was in compliance with all financial covenants.

Although the Company believes that existing funds, cash flows from operations, and cash available under its revolving line of credit and lease line of credit should be sufficient to satisfy working capital requirements and capital expenditures for the next twelve months, there can be no assurance that the Company will not require additional financing, or that such additional funding, if needed, will be available on acceptable terms.

EFFECT OF INFLATION

Inflation has not had, and is not expected to have, a material impact upon the Company's operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 (as amended by SFAS No. 137) is effective for fiscal years beginning after June 15, 2000 and therefore became effective for the Company in the first quarter of fiscal 2001. The Company does not presently enter into any transactions involving derivative financial instruments and, accordingly, does not anticipate the new standard will have any effect on its financial statements for the foreseeable future.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), which supersedes APB Opinion No. 16, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company is currently reviewing the statement, but does not anticipate the new standard will have any effect on its financial statements.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS No. 142), which supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal 2002. The Company is currently reviewing the statement and has not yet determined the impact adoption of SFAS No. 142 will have on its financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         -----------------------------------------------------------

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


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

In August 1999 Creo Products, Inc., ("Creo"), filed an action in the United States District Court for the District of Delaware against the Company asserting that Creo has a "reasonable apprehension that it will be sued by Presstek for infringement" of two of the Company's patents and seeking a declaration that Creo's products "do not and will not infringe any valid and enforceable claims" of the patents in question. In September 1999, the Company filed a counterclaim against Creo for patent infringement. The Company claims that Creo has infringed two direct imaging patents owned by the Company which were recently the subject of re-examination by the U. S. Patent and Trademark Office. This action went to trial before the court without a jury during the week of June 25, 2001, and the parties have submitted to the court proposed findings, briefs, and other related documents. The Company is currently awaiting a decision in this case.

In December of 1999 a complaint was filed by PPG, Inc. ("PPG") against Delta V in the United States District Court for the Western District of Pennsylvania alleging that Delta V sold to PPG certain vacuum coating equipment that did not meet certain product specifications. An amended complaint was filed in April of 2000. In the suit, PPG seeks damages in excess of $7.0 million. In addition to naming Delta V as a defendant in the complaint, PPG also named Presstek as a defendant, seeking damages from Presstek and attempting to hold Presstek liable for the alleged breach of contract by its subsidiary, Delta V, on a theory of indirect liability. Motions to dismiss for improper venue were denied, but venue was transferred to the United States District Court for the Middle District of Pennsylvania. Presstek (and Delta V) have answered the complaint and Delta V has asserted a counterclaim against PPG and a cross-claim against Circonix, a Delta V subcontractor for the vacuum coater project. The Company intends to continue to vigorously defend this action.

See also Part I - Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 filed with the Commission on March 30, 2001,
Part II - Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 filed with the Commission on May 14, 2001 and Note 9 of Notes to the Financial Statements of this Form 10Q. All of such information is hereby incorporated by reference in response to this item.

Item 4.   Submission of Matters to a Vote of Security Holders

(a) On June 5, 2001, the Company held its Annual Meeting of Stockholders.

(b) Not Applicable.

(c) At such meeting, the stockholders of the Company voted:

    (1) To elect eight (8) Directors to serve for the ensuing year. The votes cast were as follows:
                                       Votes     Votes                Broker Non
          Nominees        Votes For   Against  Withheld   Abstained      Votes
    -------------------  ----------   -------  --------   ---------   ----------
    Richard A. Williams  28,860,193     N/A     419,900       NA          N/A
    Robert W. Hallman    28,866,294     N/A     413,799       N/A         N/A
    Dr. Lawrence Howard  29,001,233     N/A     278,860       N/A         N/A
    John W. Dreyer       29,134,846     N/A     145,247       N/A         N/A
    Daniel S. Ebenstein  29,124,797     N/A     155,296       N/A         N/A
    John B. Evans        29,138,445     N/A     141,648       N/A         N/A
    Edward J. Marino     29,137,327     N/A     142,766       N/A         N/A
    Michael D. Moffitt   29,021,304     N/A     258,789       N/A         N/A

    (2) To ratify the selection of BDO Seidman, LLP, as the Company's independent auditors for the fiscal year ending December 29, 2001. The votes cast were as follows:
                                      Votes        Votes       Broker Non
       Votes For        Against     Withheld     Abstained       Votes
    ---------------     -------     --------     ---------     ----------
       29,148,539        49,263        N/A         82,291         N/A

(d) Not Applicable.



Item 6.   Exhibits and Reports on Form 8-K


(a) Exhibits

    10.1 Amended Master Supply and Distribution Agreement by and between Presstek, Inc. and Xerox Corporation dated May 11, 2001 (filed herewith).*

    10.2 Agreement between Presstek, Inc. and Adamovski Strojirny a.s. ("Adast") dated as of April 24, 2001 (filed herewith).*

* Confidential treatment requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(b) Reports on Form 8-K

    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   PRESSTEK, INC.
                                                   (Registrant)


Date: August 14, 2001                              /s/ Robert W. Hallman
                                                   ---------------------------
                                                   By: Robert W. Hallman
                                                   President and
                                                   Chief Executive Officer
                                                   (Principal Executive and
                                                   Duly Authorized Officer)


Date: August 14, 2001                              /s/ Neil Rossen
                                                   ---------------------------
                                                   By: Neil Rossen
                                                   Vice President,
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

EXHIBIT INDEX




      No.    Description
    ------   -----------

     10.1 Amended Master Supply and Distribution Agreement by and between Presstek, Inc. and Xerox Corporation dated May 11, 2001
             (filed herewith).*


     10.2 Agreement between Presstek, Inc. and Adamovski Strojirny a.s. ("Adast") dated as of April 24, 2001 (filed herewith).*




* Confidential Treatment requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.