Form 10-Q
period 2001-09-29
PRESSTEK INC /DE/
filed 2001-11-13
CIK 846876

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

   X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  ---   Exchange Act of 1934 for the quarterly period ended September 29, 2001

                                       OR

        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________


                           COMMISSION FILE NO. 0-17541


                                 PRESSTEK, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                      02-0415170
--------------------------------            ------------------------------------
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


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

As of November 7, 2001, there were 34,110,906 shares of the registrant's common stock, $.01 par value per share, outstanding.
================================================================================

PRESSTEK, INC.

INDEX

PART I        FINANCIAL INFORMATION                                         PAGE

   Item 1.    Financial Statements

              Balance Sheets as of September 29, 2001 (unaudited) and
              December 30, 2000                                               3

              Statements of Operations for the three and nine months ended
              September 29, 2001 and September 30, 2000 (unaudited)           4

              Statements of Cash Flows for the nine months ended
              September 29, 2001 and September 30, 2000 (unaudited)           5

              Notes to Financial Statements (unaudited)                       6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            11

   Item 3.    Quantitative and Qualitative Disclosures About
              Market Risk                                                    17

PART II       OTHER INFORMATION

   Item 1.    Legal Proceedings                                              17

   Item 6.    Exhibits and Reports on Form 8-K                               18


Signatures                                                                   19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------

PRESSTEK, INC.
                                                     SEPTEMBER 29   December 30
BALANCE SHEETS                                               2001          2000
(In thousands, except share data)                     (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                            $  2,672       $ 11,972
   Accounts receivable, net of allowance for losses
     of $2,840 and $2,842 in fiscal 2001 and 2000,
     respectively                                         20,693         16,946
   Inventories                                            18,763         12,045
   Advances to suppliers                                   3,599          6,455
   Other current assets                                      985          1,147
--------------------------------------------------------------------------------
         Total current assets                             46,712         48,565
--------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                        63,005         60,248
--------------------------------------------------------------------------------

OTHER ASSETS:
   Patent application costs and license rights, net        4,619          4,885
   Other                                                   1,834          2,204
--------------------------------------------------------------------------------
         Total other assets                                6,453          7,089
--------------------------------------------------------------------------------
                 TOTAL                                  $116,170       $115,902
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                                        $  2,533       $      -
   Current portion of long-term debt                       2,307          1,989
   Accounts payable and accrued expenses                   9,710          8,476
   Accrued salaries and employee benefits                  2,060          1,686
   Deferred revenues                                       1,453          2,559
   Net current liabilities of discontinued operations      1,433          1,568
--------------------------------------------------------------------------------
         Total current liabilities                        19,496         16,278
--------------------------------------------------------------------------------

LONG-TERM DEBT, NET OF CURRENT PORTION                    14,655         16,481
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized
     1,000,000 shares; no shares issued or outstanding         -              -
   Common stock, $.01 par value; authorized
     75,000,000 shares; issued and outstanding
     34,110,906 shares at September 29, 2001;
     34,027,981 shares at December 30, 2000                  341            340
   Additional paid-in capital                             97,298         96,685
   Accumulated  deficit                                  (15,620)       (13,882)
--------------------------------------------------------------------------------
         Total stockholders' equity                       82,019         83,143
--------------------------------------------------------------------------------
                 TOTAL                                  $116,170       $115,902
================================================================================

See notes to financial statements

PRESSTEK, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
 For the Three and Nine Months Ended
(In thousands, except per share data)

                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
---------------------------------------------------------------------------------------------------
                                              SEPTEMBER 29  September 30  SEPTEMBER 29  September 30
                                                  2001          2000          2001          2000
---------------------------------------------------------------------------------------------------
REVENUES:
   Product sales                               $   24,283    $   19,609    $   72,832    $   55,106
   Royalties and fees from licensees                2,041         2,429         6,388         7,183
---------------------------------------------------------------------------------------------------
     Total revenues                                26,324        22,038        79,220        62,289
---------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
   Cost of products sold                           18,551        12,031        49,984        33,778
   Research and product development                 2,778         3,379         9,143        12,083
   Sales, marketing and customer support            3,653         2,347        10,228         7,062
   General and administrative                       3,806         2,552        10,697         6,777
---------------------------------------------------------------------------------------------------
     Total costs and expenses                      28,788        20,309        80,052        59,700
---------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                      (2,464)        1,729          (832)        2,589
---------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE), NET:
   Interest income (expense), net                    (327)          (48)         (857)           60
   Other, net                                         (25)           60           (49)          116
---------------------------------------------------------------------------------------------------
     Total other income (expense), net               (352)           12          (906)          176
---------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                  (2,816)        1,741        (1,738)        2,765
PROVISION FOR INCOME TAXES                              -            85             -           150
---------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                              $   (2,816)   $    1,656    $   (1,738)   $    2,615
===================================================================================================
EARNINGS (LOSS) PER SHARE - BASIC              $    (0.08)   $     0.05    $    (0.05)   $     0.08
===================================================================================================
EARNINGS (LOSS) PER SHARE - DILUTED            $    (0.08)   $     0.05    $    (0.05)   $     0.08
===================================================================================================
WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING - BASIC                  34,109        32,659        34,091        32,607
===================================================================================================
WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING - DILUTED                34,109        33,800        34,091        34,066
===================================================================================================

See notes to financial statements

PRESSTEK, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                                        SEPTEMBER 29         September 30
FOR THE NINE MONTHS ENDED                                                                       2001                 2000
--------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                                                                     $    (1,738)         $     2,615
       Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities of continuing operations:
        Depreciation and amortization                                                          6,623                4,900
        Provision for warranty and other costs                                                 3,053                  784
        Provision for losses on accounts receivable                                              900                  870
        Other, net                                                                                94                   84
   Changes in operating assets and liabilities, net of effects from acquisitions:
        Increase in accounts receivable                                                       (4,647)              (4,853)
        Increase in inventories                                                               (6,718)              (2,831)
        Decrease (increase) in advances to suppliers and other current assets                  3,018               (4,101)
        Decrease in accounts payable and accrued expenses                                     (1,815)              (2,207)
        Increase in accrued salaries and employee benefits                                       374                  560
        Increase (decrease) in deferred revenue                                               (1,106)                  69
--------------------------------------------------------------------------------------------------------------------------
   Net cash used in operating activities of continuing operations                             (1,962)              (4,110)
   Net cash used in operating activities of discontinued operations                             (135)                (141)
--------------------------------------------------------------------------------------------------------------------------
   Net cash used in operating activities                                                      (2,097)              (4,251)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS - INVESTING ACTIVITIES:
        Purchases of property, plant and equipment                                            (8,855)              (9,553)
        Decrease (increase) in other assets                                                       13                 (440)
--------------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                      (8,842)              (9,993)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS - FINANCING ACTIVITIES:
        Net proceeds from sale of common stock                                                   614                 1918
        Proceeds under line of credit                                                          2,533                    -
        Proceeds under lease line of credit                                                        -                5,959
        Repayments of mortgage term loan                                                        (630)                (412)
        Repayments of lease line of credit                                                      (878)                (506)
--------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                   1,639                6,959
--------------------------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                         (9,300)              (7,285)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                                 11,972               18,653
--------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF PERIOD                                                  $     2,672          $    11,368
==========================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
        Interest                                                                         $     1,051          $       673
==========================================================================================================================
        Income taxes                                                                     $       121          $        55
==========================================================================================================================
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Warrants issued in exchange for consulting services rendered                          $         -          $     2,488
==========================================================================================================================

See notes to financial statements

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 29, 2001

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

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the fiscal year ended December 30, 2000. The December 30, 2000 information has been derived directly from the annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring. Operating results for the three and nine months ended September 29, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2001.

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

The Company operates and reports on a 52/53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements include the thirteen week period ended September 29, 2001 ("the third quarter of fiscal 2001") and September 30, 2000 ("the third quarter of fiscal 2000"), and the thirty-nine week period ended September 29, 2001 ("the first nine months of fiscal 2001") and September 30, 2000 ("the first nine months of fiscal 2000").

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

2. INVENTORIES
   -----------
Inventories are valued at the lower of cost or market value, with cost determined using the first-in, first-out method. At September 29, 2001 and December 30, 2000, inventories consisted of the following:

                                      SEPTEMBER 29              December 30
           (In thousands)                     2001                     2000
           ----------------------------------------------------------------
           Raw materials                  $  4,362                 $  3,800
           Work in process                   5,391                    5,082
           Finished goods                    9,010                    3,163
           ----------------------------------------------------------------
               Total                      $ 18,763                 $ 12,045
           ================================================================

3. PROPERTY, PLANT AND EQUIPMENT, NET
   ----------------------------------
Property, plant and equipment, at cost consisted of the following at September 29, 2001 and December 30, 2000:

                                                  SEPTEMBER 29      December 30
           (In thousands)                                 2001             2000
           ---------------------------------------------------------------------
           Land and improvements                     $   2,038        $   2,038
           Buildings and leasehold improvements         27,424           26,711
           Production equipment and other               56,456           44,610
           Equipment in process                          2,631            6,450
           ---------------------------------------------------------------------
                                                        88,549           79,809
           Less accumulated depreciation               (25,544)         (19,561)
           ---------------------------------------------------------------------
                                                      $ 63,005         $ 60,248
           =====================================================================

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

The following represents the calculation of basic and diluted earnings per share for the three and nine months ended September 29, 2001 and September 30, 2000:

                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      SEPTEMBER 29    September 30    SEPTEMBER 29    September 30
(In thousands, except per share data)                         2001            2000            2001            2000
------------------------------------------------------------------------------------------------------------------
Net income (loss)                                        $  (2,816)      $   1,656      $   (1,738)      $   2,615
==================================================================================================================
 Weighted average common shares
   Outstanding - Basic                                      34,109          32,659          34,091          32,607
 Effect of assumed conversion
   of stock options                                              -           1,141               -           1,459
------------------------------------------------------------------------------------------------------------------
 Weighted average common shares
   Outstanding - Diluted                                    34,109          33,800          34,091          34,066
==================================================================================================================
 Earnings (loss) per share - Basic                       $   (0.08)      $    0.05      $    (0.05)       $   0.08
==================================================================================================================
 Earnings (loss) per share - Diluted                     $   (0.08)      $    0.05      $    (0.05)       $   0.08
==================================================================================================================

Options and warrants to purchase 2,268,476 and 1,760,726 shares of common stock at exercise prices ranging from $8.75 to $26.94 per share were outstanding during a portion of the third quarter and the first nine months of fiscal 2001, respectively, but were not included in the computation of diluted earnings per share as the exercise prices of the options and warrants were greater than the average market price of the common shares. These options and warrants, which expire from February 23, 2002 through July 30, 2011, were all outstanding at September 29, 2001.

Options and warrants to purchase 339,250 and 307,250 shares of common stock at exercise prices ranging from $16.44 to $26.94 per share were outstanding during a portion of the third quarter and the first nine months of fiscal 2000, respectively, but were not included in the computation of diluted earnings per share as the exercise prices of the options and warrants were greater than the average market price of the common shares. These options and warrants, which expire from May 18, 2008 through September 29, 2010, were all outstanding at September 30, 2000.

5. INCOME TAXES
   ------------
The Company did not record a provision for or a charge in lieu of United States federal income taxes, due to tax losses incurred for the third quarter and the first nine months of fiscal 2001 and fiscal 2000 prior to deductions related to stock compensation.

The Company did not record a provision for or a charge in lieu of state income taxes, due to tax losses incurred for the third quarter and the first nine months of fiscal 2001. The Company recorded a provision for state income taxes for the third quarter and the first nine months of fiscal 2000 in the amount of $85,000 and $150,000, respectively.

6. DISCONTINUED OPERATIONS
   -----------------------
The Company concluded the operations of Delta V at the end of fiscal 1999. Located in Tucson, Arizona, Delta V was engaged in the development, manufacture, and sale of vacuum deposition coating equipment for vacuum coating applications.

Delta V was reported separately as a discontinued operation in prior periods. Net current liabilities of discontinued operations at September 29, 2001 and December 30, 2000 were $1.4 million and $1.6 million, respectively. The remaining net current liabilities of discontinued operations represent primarily product warranties and other liabilities related to Delta V's equipment installations.

7. COMPREHENSIVE INCOME
   --------------------
Comprehensive income is comprised of net income and all changes in stockholder's equity except those due to investments by owners and distributions to owners, which for the Company includes unrealized gains on marketable securities. For the third quarter and the first nine months of fiscal 2001 and fiscal 2000 there were no differences between net income and comprehensive income.

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

A summary of the Company's operations by segment for the three and nine months ended September 29, 2001 and September 30, 2000 were as follows:

                                               DIGITAL
                                               IMAGING
    (In thousands)                            PRODUCTS     LASERTEL        TOTAL
    ----------------------------------------------------------------------------
    THREE MONTHS ENDED SEPTEMBER 29, 2001
    Revenues                                 $ 26,299     $     25     $ 26,324
    Inter-segment sales                             -        1,300        1,300
    Income (loss) from operations                (162)      (2,302)      (2,464)

    THREE MONTHS ENDED SEPTEMBER 30, 2000
    Revenues                                 $ 22,038     $      -     $ 22,038
    Inter-segment sales                             -            -            -
    Income (loss) from operations               2,752       (1,023)       1,729

    NINE MONTHS ENDED SEPTEMBER 29, 2001
    Revenues                                 $ 79,192     $     28     $ 79,220
    Inter-segment sales                             -        2,512        2,512
    Income (loss) from operations               7,115       (7,947)        (832)

    NINE MONTHS ENDED SEPTEMBER 30, 2000
    Revenues                                 $ 62,289     $      -     $ 62,289
    Inter-segment sales                             -            -            -
    Income (loss) from operations               4,055       (1,466)       2,589

9. OTHER INFORMATION
   -----------------
In March 2000, the Company entered into an agreement with the plaintiffs in several class actions lawsuits consolidated under the common caption "Bill Berke, et al. v. Presstek, Inc., et al." in the United States District Court, District of New Hampshire to settle the class action lawsuit. The Company also executed a memorandum of understanding with respect to the settlement of the derivative lawsuits, filed on behalf of the Company, one in the Chancery Court of the State of Delaware and the other in the United States District Court, District of New Hampshire. Under the terms of the class action settlement, $22.0 million, in the form of 1,245,246 shares of the Company's common stock, was to be paid to the class. The Company issued 437,196 of such shares during the fourth quarter of fiscal 2000, and issued 808,050 of such shares during the first quarter of fiscal 2001. In the memorandum of understanding in the derivative litigation, the Company agreed to issue 60,582 shares of common stock and has agreed to certain therapeutic improvements to its internal policies. The Company issued the 60,582 shares in the third quarter of fiscal 2000. As a result of these issuances, all required shares of common stock to be issued under both the class action settlement and the memorandum of understanding in the derivative litigation have been issued. The Company recorded a charge of $23.2 million in the fourth quarter of fiscal 1999 related to the settlements.

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

In August 1999 Creo Products, Inc., ("Creo"), filed an action in the United States District Court for the District of Delaware against the Company asserting that Creo has a "reasonable apprehension that it will be sued by Presstek for infringement" of two of the Company's patents and seeking a declaration that Creo's products "do not and will not infringe any valid and enforceable claims" of the patents in question. In September 1999, the Company filed a counterclaim against Creo for patent infringement. The Company claimed that Creo infringed two direct imaging patents owned by the Company which were recently the subject of re-examination by the U.S. Patent and Trademark Office. This action went to trial before the court without a jury during the week of June 25, 2001. The court issued a decision on September 11, 2001, in which it affirmed the validity and enforceability of the Company's on-press imaging patents, but held that the current Creo DOP System did not infringe the patents. The Company disagrees with the Court's conclusion on infringement. Creo has appealed the Court's decision that the patents are valid and enforceable, and the Company has cross-appealed the finding of non-infringement by the current Creo DOP System.

10. RECENTLY ISSUED ACCOUNTING STANDARDS
    ------------------------------------
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), which supersedes APB Opinion No. 16, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company is currently reviewing the provisions of SFAS 141, but does not anticipate the new standard will have any effect on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS No. 142), which supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal 2002. The Company is currently reviewing the provisions of SFAS 142, but does not anticipate the new standard will have any effect on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------
"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the Company's expectations for its financial and operating performance in 2001, the adequacy of cash for the Company's operations, the strength of the Company's various strategic partnerships (both on manufacturing and distribution), availability of component materials, management's plans and goals with respect to the Company's Lasertel subsidiary and any other forward looking statements. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the risks of uncertainty and delays associated with launching new market channels with new distribution partners (including Xerox), the Company's dependency on its strategic partners (both on manufacturing and distribution), the impact of third-party suppliers and potential shortages of critical or sole-source component supplies, cash flow adequacy, manufacturing constraints or difficulties (as well as manufacturing difficulties experienced by our sub-manufacturing partners and their capacity constraints), risks associated with new product introductions, including the risk of increased warranty expenditures, the ability of the Company's Lasertel subsidiary to supply high quality laser diodes to the Company, the ability of the Company's Lasertel subsidiary to align costs with its current activity levels, the anticipated capital requirements of the Company's Lasertel subsidiary, the risks of uncertainty of patent protection and the outcome of patent proceedings (including the Company's current patent litigation), the impact of general market factors in the printing industry generally and the economy as a whole, market acceptance of and demand for the Company's products and resulting revenues, the impact of competitive products and pricing, the Company's ability to meet production challenges due to increased sales, the ability of the Company to respond to changes in technology, litigation and other risks detailed in the Company's filings with the Securities and Exchange Commission including, without limitation, the Company's Annual Report on Form 10-K for the fiscal year ending December 30, 2000 and filed with the Commission on March 30, 2001. The words "looking forward," "looking ahead", "believe(s)," "should," "plan," "may," "expect(s)," "project(s)," "anticipate(s)," "likely," "potential," "opportunity," and similar expressions, among others, identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Presstek undertakes no obligation to update any forward-looking statements contained in this Form 10-Q.

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

During fiscal 2000 the Company entered into an agreement with Xerox Corporation ("Xerox") to supply Xerox with a series of three Presstek enabled DI presses and related consumables, which will be marketed, distributed and serviced on a co-branded basis, as amended in May and September 2001. The products included in the Xerox relationship are four and five color versions of a B3 size sheet-fed press, which is marketed as the DocuColor 400 DI and an A3 size four-color sheet-fed press, which is marketed as the DocuColor 233 DI.

In April 2001, the Company entered into a new agreement with Adamovske Strojirny a.s. ("Adast") pursuant to which Adast agreed to manufacture both the four color and five color B3 size sheet-fed presses.

In October 2001, the Company signed a memorandum of understanding with Koenig & Bauer, AG ("KBA"), an international supplier of printing presses, of Wurzburg, Germany. Under the terms of the memorandum, KBA is expected to market and sell the 46 Karat press, an A3 format size four-color sheet-fed press, in certain geographic markets. In addition, KBA is expected to distribute and sell the Dimension400 computer-to-plate system, and the Company's Anthem plate in Europe.

In April 2000, the Company incorporated an Arizona subsidiary, Lasertel, Inc. ("Lasertel") for the purpose of manufacturing and supplying its supply of laser diodes. Lasertel is located in the former Delta V Technologies, Inc. ("Delta V") facility in Tucson, Arizona, and is primarily engaged in the manufacture and development of the Company's high-powered laser diodes. In June 2001, the Company announced a repositioning of its Lasertel subsidiary in order to reduce its costs and to focus its efforts on supplying high quality diodes to the Company. In recent months, the Company has intensified this focus. As a result, Lasertel has delayed its plans to market its laser products to the telecommunications industry but has continued its plans to develop laser prototypes for qualification in the defense, medical and graphics industries. There can be no assurance that any of these prototypes, if and when marketed, will be commercially successful or produce significant revenues for the Company or Lasertel.

The Company operates and reports on a 52/53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements include the thirteen week period ended September 29, 2001 ("the third quarter of fiscal 2001") and September 30, 2000 ("the third quarter of fiscal 2000"), and the thirty-nine week period ended September 29, 2001 ("the first nine months of fiscal 2001") and September 30, 2000 ("the first nine months of fiscal 2000").

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

RESULTS OF OPERATIONS

REVENUES

Revenues for the third quarter and the first nine months of fiscal 2001 of $26.3 million and $79.2 million, respectively, consisted of product sales, royalties, license fees and product development reimbursements. Revenues for the third quarter and the first nine months of fiscal 2001 increased $4.3 million or 19% and $16.9 million or 27% as compared to $22.0 million and $62.3 million for the third quarter and the first nine months of fiscal 2000. Revenues generated for the third quarter and the first nine months of fiscal 2001 and fiscal 2000 relate primarily to the Digital Imaging Products segment, as there were no material revenues generated by the Lasertel segment for the third quarter and the first nine months of fiscal 2001 and fiscal 2000.

Product sales for the third quarter and the first nine months of fiscal 2001 were $24.3 million and $72.8 million, an increase of $4.7 million or 24% and $17.7 million or 32%, as compared to $19.6 million and $55.1 million for the third quarter and the first nine months of fiscal 2000, respectively. These increases were due primarily to volume increases of presses shipped to Xerox that are marketed as the DocuColor 400DI and the DocuColor 233DI, volume increases in shipments of direct imaging systems used in the Ryobi 3404DI, as well as volume increases in sales of the Company's Dimension platesetter products. These increases were offset in part by volume and price decreases of imaging kits sold to Heidelberg and used in the Quickmaster DI. Prices of kits sold to Heidelberg decreased by approximately 10%, with no gross margin impact, in the third quarter of fiscal 2001, as Heidelberg began manufacturing certain non-strategic components of the direct imaging kit.

Revenues generated from the sale of the Company's PEARLdry and other consumable products were $10.9 million for the third quarter of fiscal 2001, a decrease of $813,000 or 7% as compared to $11.6 million for the third quarter of fiscal 2000. The decrease reflects a reduction in print demand as a result of the general economic slowdown. Consumable revenues were $34.5 million for the nine months ended September 29, 2001, an increase of $2.5 million or 8%, as compared to the same period in fiscal 2000. This increase is as a result of the increase in the installed base of equipment using the Company's proprietary consumable products. Consumable product revenues sold under the Company's agreements with Heidelberg and its distributors included $4.7 million and $15.5 million for the third quarter and the first nine months of fiscal 2001, respectively, as compared to $5.1 million and $12.9 million for the comparable period in fiscal 2000.

Royalties and fees from licensees for the third quarter and the first nine months of fiscal 2001 of $2.0 million and $6.4 million respectively, decreased $389,000 or 16% and $796,000 or 11%, as compared to royalties and fees from licensees of $2.4 million and $7.2 million for the third quarter and the first nine months of fiscal 2000. Royalties decreased $655,000 or 31% and $1.5 million or 24% for the third quarter and the first nine months of fiscal 2001 compared to the same periods of fiscal 2000, as a result of decreased shipments to Heidelberg of direct imaging systems used in the Quickmaster DI. These decreases were offset by increases of $266,000 and $695,000 in fees from licensees for the third quarter and the first nine months of fiscal 2001, respectively, primarily due to distribution fees received from Xerox.

Revenues generated under the Company's agreements with Heidelberg and its distributors were $9.3 million, a decrease of $4.2 million or 31% for the third quarter of fiscal 2001 as compared to $13.5 million for the comparable period in fiscal 2000. Heidelberg revenues for the first nine months of fiscal 2001 were $33.0 million compared to $37.2 million for the comparable period in fiscal 2000. Revenues from Heidelberg represented 42% and 60% of total revenues for the first nine months of fiscal 2001 and fiscal 2000, respectively.

In July 2001, the Company settled its outstanding arbitration proceedings with Heidelberg. Pursuant to the terms of the settlement, the Company and Heidelberg agreed that the licensing arrangements for the Heidelberg Quickmaster 46DI shall be non-exclusive. As a result of the recognition of the non-exclusivity of the license, the Company agreed to reduce the royalty payable by Heidelberg for imaging kits delivered in connection with the Heidelberg Quickmaster 46DI by approximately $9,000 per kit. This reduced royalty rate will become effective for kits delivered after May 1, 2002.

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

COST OF PRODUCTS SOLD

Cost of products sold consists of the costs of material, labor and overhead as well as future warranty costs associated with product sales. Cost of products sold for the Digital Imaging Products segment were $16.3 million or 62% of revenue for the third quarter of fiscal 2001, an increase of $5.0 million or 44%, as compared to $11.3 million or 51% of revenue for the comparable period in fiscal 2000. Cost of products sold for the first nine months of fiscal 2001 were $43.9 million or 55% of revenue, an increase of $11.1 million or 34%, as compared to $32.8 million or 53% of revenue for the comparable period in fiscal 2000. The gross margin on product sales for the Digital Imaging Products segment decreased to 33% for the third quarter of fiscal 2001, as compared to 39% for the third quarter of fiscal 2000. The gross margin decrease is primarily the result of reduced manufacturing volumes of proprietary digital media and consumable products, as well as increased warranty expenditures for customer service related to product performance issues of the Company's Dimension platesetter products. The gross margin on product sales for the Digital Imaging Products segment increased to 40% for the first nine months of fiscal 2001 as compared to 39% for the first nine months of fiscal 2000 primarily as a result of the increase in press products shipped to Xerox. Cost of products sold for the Lasertel segment for the third quarter and the first nine months of fiscal 2001 included $2.2 million and $6.1 million, respectively, in manufacturing costs, as compared to $697,000 and $985,000 for the third quarter and the first nine months of fiscal 2000, respectively. These increases reflect increases in salaries as a result of headcount additions, depreciation, and other costs associated with the manufacture of laser diodes for the Company.

RESEARCH AND PRODUCT DEVELOPMENT

Research and product development expenses consist primarily of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct the Company's equipment and consumable product development efforts. Research and product development expenses, all of which were related to the Digital Imaging Products segment, were $2.8 million or 11% of revenue for the third quarter of fiscal 2001, a decrease of $601,000 as compared to $3.4 million or 15% of revenue for the comparable period in fiscal 2000. Research and product development expenses for the first nine months of fiscal 2001 were $9.1 million or 12% of revenue, a decrease of $3.0 million as compared to $12.1 million or 19% of revenue for the comparable period in fiscal 2000. These decreases are primarily the result of reduced expenditures for parts and components associated with a reduction in the development of prototypes for the Company's products previously introduced in fiscal 2000.

SALES, MARKETING AND CUSTOMER SUPPORT

Sales, marketing and customer support expenses consist primarily of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs. Sales, marketing and customer support expenses for the Digital Imaging Products segment were $3.4 million or 13% of revenue for the third quarter of fiscal 2001, an increase of $1.4 million as compared to $2.0 million or 9% of revenue for the comparable period in fiscal 2000. Sales, marketing and customer support expenses for the first nine months of fiscal 2001 were $9.6 million, or 12% of revenue, an increase of $2.5 million as compared to $7.1 million or 11% of revenue for the comparable period in fiscal 2000. The increases resulted primarily from increases in salaries as a result of head count growth, and promotional and travel expenditures incurred as a result of the Company's attendance at the Print 2001 trade show, held in Chicago during the month of September. Sales and marketing expenses for the Lasertel segment were $237,000 and $664,000 or 1% of revenues for the third quarter and the first nine months of fiscal 2001, respectively, as compared to $388,000 for the third quarter and the first nine months of fiscal 2000. These increases resulted primarily from increases in salaries as a result of headcount growth, and increases in promotional and advertising expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of payroll and related expenses for personnel, and contracted professional services. General and administrative expenses for the Digital Imaging Products segment were $3.2 million or 12% of revenues for the third quarter of fiscal 2001, an increase of $1.1 million as compared to $2.2 million or 10% of revenues for the comparable period in fiscal 2000. General and administrative expenses for the first nine months of fiscal 2001 were $8.8 million or 11% of revenue, an increase of $2.5 million as compared to $6.3 million or 10% of revenue for the comparable period in fiscal 2000. These increases relate primarily to increases in legal fees as a result of conducting the trial phase of the Company's patent litigation with Creo Products, Inc., and other professional services necessary to conduct the finance, information systems, and administrative functions of the Company. The general and administrative expenses for the Lasertel segment were $561,000 and $1.9 million or 2% of revenue for the third quarter and the first nine months of fiscal 2001, respectively, as compared to $381,000 and $481,000 for the third quarter and the first nine months of fiscal 2000, respectively. These increases resulted primarily from increases in salaries as a result of headcount growth.

OTHER INCOME AND EXPENSE

Other expense net, was $352,000 or 1% of revenues for the third quarter of fiscal 2001 as compared to other income net, of $12,000 or less than 1% of revenue for the comparable period in fiscal 2000. Other expense, net was $906,000 or 1% of revenue for the first nine months of fiscal 2001 as compared to other income, net of $176,000 or less than 1% of revenue for the comparable period in fiscal 2000.

Interest income was $26,000 for the third quarter of fiscal 2001, a decrease of $232,000, as compared to $258,000 for the comparable period in fiscal 2000. Interest income for the first nine months of fiscal 2001 was

$190,000, a decrease of $543,000 as compared to $733,000 for the comparable period in fiscal 2000. These decreases are primarily the result of the decrease in average cash balances available for investment. Interest expense was $357,000 for the third quarter of fiscal 2001, an increase of $51,000 as compared to $306,000 for the comparable period in 2000. Interest expense for the first nine months of fiscal 2001 was $1.1 million, an increase of $378,000 as compared to $673,000 for the comparable period in fiscal 2000. These increases are primarily attributed to the increased borrowings related to the Company's lease line of credit facility with Keybank National Association, and its mortgage loan and line of credit facility with Citizens Bank.

PROVISION FOR INCOME TAXES

The Company did not record a provision for or a charge in lieu of United States federal income taxes, due to tax losses incurred for the third quarter and the first nine months of fiscal 2001 and fiscal 2000 prior to deductions related to stock compensation.

The Company did not record a provision for or a charge in lieu of state income taxes, due to tax losses incurred for the third quarter and the first nine months of fiscal 2001. The Company recorded a provision for state income taxes for the third quarter and the first nine months of fiscal 2000 in the amount of $85,000 and $150,000, respectively.

NET INCOME (LOSS)

As a result of the foregoing, the Company had net loss of $2.8 million and $1.7 million for the third quarter and the first nine months of fiscal 2001, respectively, as compared to net income of $1.7 million and $2.6 million for the third quarter and the first nine months of fiscal 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 29, 2001, the Company had cash and cash equivalents of $2.7 million and working capital of $27.2 million as compared to cash and cash equivalents of $12.0 million and working capital of $32.3 million at December 30, 2000. The decrease in cash of $9.3 million for the first nine months of fiscal 2001 was primarily attributable to cash used in operating and investing activities of $2.1 million and $8.9 million, respectively, offset by cash provided by financing activities of $1.6 million.

Net cash used in operating activities of $2.1 million for the nine months ended September 29, 2001 resulted from net losses of $1.7 million, increases in accounts receivable of $4.6 million related to increased sales, and increases in inventories of $6.7 million, as a result of increased production requirements, offset by non-cash items of depreciation and amortization of $6.6 million, and provisions for warranty and losses on accounts receivable of $3.1 million and $900,000, respectively. Advances to suppliers decreased $2.9 million reflecting receipt of product in connection with certain supply agreements. Deferred revenue decreased $1.1 million as a result of product shipments in connection with certain prepayments related to customer agreements.

Net cash used in investing activities of $8.9 million for the nine months ended September 29, 2001 consisted primarily of additions to property, plant and equipment used in the Company's business. These additions included $6.7 million in equipment purchases used in the manufacture of laser diodes for the Lasertel segment.

Net cash provided by financing activities for the nine months ended September 29, 2001 totaled $1.6 million, and consisted primarily of proceeds of $2.5 million from the Company's line of credit facility with Citizens Bank, as well as proceeds of $614,000 from the sale of common stock upon the exercise of options, offset by payments on the mortgage term loans and the lease line of credit of $1.5 million.

In June 2000, the Company borrowed the remaining $6.0 million under a $10.0 million lease line of credit facility from Keybank National Association, ("Keybank"). The $10.0 million in borrowings is secured by equipment valued at $13.4 million. The loan bears a variable rate of interest based upon the prime rate, currently 5.0% with a fixed rate conversion provision. Principal and interest under the lease line are payable in 84 monthly installments beginning on July 31, 2000 for the $6.0 million in borrowings. Payments on the initial $4.0 million borrowed in September 1999 commenced in October 1999. The Company has a commitment for a $5.0 million lease line of credit from Keybank, which expires on April 30, 2002.

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

The ten-year mortgage term loan in the amount of $6.9 million bears a fixed rate of interest of 7.12% per year during the first five years, a variable rate of interest at the LIBOR rate plus 2%, (4.63% at September 29, 2001) for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments will be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued interest is due and payable on February 6, 2008.

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

The revolving line of credit loan, under which the Company may borrow $16.0 million, is subject to certain restrictions based on applicable percentages of accounts receivable and inventory, as defined by the loan agreement, and reduced by the amount of all letters of credit outstanding. The revolving line of credit loan is secured by substantially all of the Company's assets, with interest payable at the LIBOR rate plus 1.50% (4.13% at September 29, 2001). As of September 29, 2001, the Company had $7.8 million outstanding under standby letters of credit, and $5.7 million available under the revolving line of credit loan.

Under the terms of the mortgage term loans, the lease line of credit and the revolving line of credit agreements, the Company is required to meet certain financial covenants. These financial covenants, which were recently amended, contain, among other restrictions, certain liquidity and cash flows coverage covenants. After giving effect to the amendments, the Company is in compliance with all financial covenants.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), which supersedes APB Opinion No. 16, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after we reported June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after we reported June 30, 2001. The Company is currently reviewing the provisions of SFAS 141, but does not anticipate the new standard will have any effect on its financial statements.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS No. 142), which supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal 2002. The Company is currently reviewing the provisions of SFAS 142, but does not anticipate the new standard will have any effect on its financial statements.

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


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 1999 Creo Products, Inc., ("Creo"), filed an action in the United States District Court for the District of Delaware against the Company asserting that Creo has a "reasonable apprehension that it will be sued by Presstek for infringement" of two of the Company's patents and seeking a declaration that Creo's products "do not and will not infringe any valid and enforceable claims" of the patents in question. In September 1999, the Company filed a counterclaim against Creo for patent infringement. The Company claimed that Creo infringed two direct imaging patents owned by the Company which were recently the subject of re-examination by the U.S. Patent and Trademark Office. This action went to trial before the court without a jury during the week of June 25, 2001. The court issued a decision on September 11, 2001, in which it affirmed the validity and enforceability of the Company's on-press imaging patents, but held that the current Creo DOP System did not infringe the patents. The Company disagrees with the Court's conclusion on infringement. Creo has appealed the Court's decision that the patents are valid and enforceable, and the Company has cross-appealed the finding of non-infringement by the current Creo DOP System.

In December of 1999 a complaint was filed by PPG, Inc. ("PPG") against Delta V in the United States District Court for the Western District of Pennsylvania alleging that Delta V sold to PPG certain vacuum coating equipment that did not meet certain product specifications. An amended complaint was filed in April of 2000. In the suit, PPG seeks damages in excess of $7.0 million. In addition to naming Delta V as a defendant in the complaint, PPG also named Presstek as a defendant, seeking damages from Presstek and attempting to hold Presstek liable for the alleged breach of contract by its subsidiary, Delta V, on a theory of indirect liability. Motions to dismiss for improper venue were denied, but venue was transferred to the United States District Court for the Middle District of Pennsylvania. Presstek (and Delta V) have answered the complaint and Delta V has asserted a counterclaim against PPG and a cross-claim against Circonix, a Delta V subcontractor for the vacuum coater project. A motion by Circonix to dismiss PPG's complaint was denied and Circonix has subsequently filed an interlocutory appeal. In addition, on October 29, 2001, Circonix filed cross-claims against Presstek and Delta V. The Company intends to continue to vigorously defend this action.

See also Part I - Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 filed with the Commission on March 30, 2001,
Part II - Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 filed with the Commission on May 14, 2001, Part II - Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 14, 2001, and Note 9 of Notes to the Financial Statements of this Form 10Q. All of such information is hereby incorporated by reference in response to this item.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        10.1 Amendment No. 4 to the Master Security Agreement by and between Presstek, Inc. and Key Equipment Finance, a Division of Key Corporate Capital, Inc. dated September 26, 2001 (filed herewith).

        10.2 Amendment to Loan Agreement and Related Documents by and between Presstek, Inc. and Citizens' Bank New Hampshire dated as of October 19, 2001 (filed herewith).

        10.3 Settlement Agreement made as of July 13, 2001 by and between Heidelberger Druckmaschinen Aktiengesellschaft and Presstek, Inc. (filed herewith). *

        10.4 Letter Agreement dated September 19, 2001 between Xerox Corporation and Presstek, Inc. amending the Amended Master Supply and Distribution Agreement by and among Presstek, Inc. and Xerox Corporation dated May 11, 2001 (filed herewith). *

         * Confidential treatment requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.




(b)     Reports on Form 8-K

        None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PRESSTEK, INC.
                                          (Registrant)


Date: November 13, 2001                   /s/ Robert W. Hallman
                                          ---------------------------------
                                          By: Robert W. Hallman
                                          President and
                                          Chief Executive Officer
                                          (Principal Executive and
                                          Duly Authorized Officer)


Date: November 13,  2001                  /s/ Neil Rossen
                                          ---------------------------------
                                          By: Neil Rossen
                                          Vice President,
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

EXHIBIT INDEX


             No.     Description
             ---     -----------

        10.1 Amendment No. 4 to the Master Security Agreement by and between Presstek, Inc. and Key Equipment Finance, a Division of Key Corporate Capital, Inc. dated September 26, 2001 (filed herewith).

        10.2 Amendment to Loan Agreement and Related Documents by and between Presstek, Inc. and Citizens' Bank New Hampshire dated as of October 19, 2001 (filed herewith).

        10.3 Settlement Agreement made as of July 13, 2001 by and between Heidelberger Druckmaschinen Aktiengesellschaft and Presstek, Inc. (filed herewith). *

        10.4 Letter Agreement dated September 19, 2001 between Xerox Corporation and Presstek, Inc. amending the Amended Master Supply and Distribution Agreement by and among Presstek, Inc. and Xerox Corporation dated May 11, 2001 (filed herewith). *

         * Confidential treatment requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.