Form 10-K
period 2001-12-29
PRESSTEK INC /DE/
filed 2002-03-29
CIK 846876

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 29, 2001

                                       OR

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                           COMMISSION FILE NO. 0-17541
                           ---------------------------

                                 PRESSTEK, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     02-0415170
-------------------------------              ----------------------------------
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

                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 15, 2002, was approximately $188,000,000.

As of March 15, 2002, there were 34,124,231 shares of the registrant's common stock outstanding.

                      Documents Incorporated by Reference:

Parts of the definitive Proxy Statement (which is expected to be filed within 120 days after the Company's fiscal year end) for the Registrant's Annual Meeting of Stockholders to be held on June 14, 2002 are incorporated by reference into Part III of this Form 10-K.
================================================================================

PART I

ITEM 1. BUSINESS
        --------

GENERAL

Presstek, Inc. (the "Company", "Presstek", "we" or "us") is a manufacturer, developer and marketer of digital laser imaging and chemistry-free plate technologies for the printing and graphic arts industries. Presstek's products and applications incorporate its patented Direct Imaging (DI(R)) technologies and consumables for computer-to-plate ("CTP") and direct-to-press applications. The Company's patented DI thermal laser diode product family enables its customers to produce high quality, full-color lithographic printed materials more quickly and cost effectively than conventional methods. Using digital information and high-powered semiconductor laser diodes to create images in its proprietary printing plate materials, Presstek's patented DI technologies are marketed to leading press manufacturers and used in the Company's Dimension series of CTP systems. Presstek's Dimension CTP systems incorporate its proprietary ProFire(TM) laser imaging technology and use its chemistry free printing plate, Anthem(TM). Presstek's DI technology eliminates photographic darkrooms, film, and chemical processing, which results in reduced turnaround time and lowers the cost of production for commercial printers.

Presstek's abbreviated CTP workflow and automated DI printing technology not only complement digital publishing technology, they also help printers meet the short-run color demands of the marketplace. By significantly increasing the efficiency with which jobs are prepared for print, Presstek technology makes shorter printing runs feasible at lower costs. The Company's technology utilizes the offset lithographic method of applying ink to paper that is universally accepted by printers and consumers, and produces the versatile, high-quality characteristics they require.

BUSINESS OVERVIEW

Beginning in the late 1980's, the Company developed a direct imaging system that allows digitally formatted file data to be used to image a plate directly on the printing press. Presstek's technology and products use thermal energy generated by lasers to reproduce digital files directly onto printing plates, without the daylight sensitive, photomechanical and chemical processes associated with other imaging methods. The Company's development work ultimately led to the commercialization of its patented DI imaging technology. This direct imaging technology is currently being used in a variety of both on-press and off-press applications. This capability provides a number of new applications for direct imaging systems and proprietary thermal-based digital media and consumable printing plates.

In April 2000 the Company incorporated an Arizona subsidiary, Lasertel, Inc. ("Lasertel") for the purpose of securing its supply of laser diodes. Lasertel is located in Tucson, Arizona, and is primarily engaged in the manufacture and development of the Company's high-powered laser diodes. In June 2001, the Company announced a repositioning of its Lasertel subsidiary in order to reduce its costs and to focus its efforts on supplying high quality diodes to the Company. As a result, Lasertel has narrowed its plans to market its laser products to the telecommunications industry but has continued to develop laser prototypes for qualification in the defense, medical, and graphics industries. There can be no assurance, however that any of these prototypes, if and when marketed, will be commercially successful or produce significant revenues for the Company or Lasertel.

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

Information about the Company's business segments and geographic information are included in Note 12 of notes to the financial statements.

The Company, incorporated in Delaware in 1987, has its principal offices at 55 Executive Drive, Hudson, New Hampshire, 03051. The Company's general telephone number is 603-595-7000, and its web site can be found at www.presstek.com.

THE COMPANY'S DI DIGITAL IMAGING SYSTEMS

Presstek's DI products use thermal energy generated by lasers to image thermal printing plates. This thermal imaging process utilizes the heat from lasers to remove the top surface of the plate to create an ink receptive image, or to reveal a water receptive surface in the case of a positive writing plate. Because it is daylight-safe, thermal imaging eliminates the need for safelights and darkrooms, which are required in systems that employ visible light lasers and photosensitive plates. Because DI relies on a physical reaction of the laser and plate materials, rather than a chemical reaction, Presstek's thermal technology also eliminates post-imaging chemical processing. Freedom from the constraints of other imaging methods allows the Company to apply its technology within the limited confines of a printing press, and accommodates the highly automated features of today's DI presses. It is the interaction of the essential components of lasers, plate materials, and press design, working in concert, which results in the improved efficiencies and performance of Presstek's proprietary products.

The Company's DI digital imaging system is composed of a series of solid state semiconductor laser diodes held in a fixed array that can range in size, depending on the application, from as few as 8 diodes to as many as 32 or more diodes. Each diode is under computer control and can be turned off and on at high speeds, usually measured in microseconds. When the diode is turned on, it creates a miniature, precise, beam of high-power, infrared laser light. The beam is focused on a specific area on the surface of the thermal printing plate causing this area of the plate to instantaneously heat up, creating an image by ablation. This ablation effect creates an ink-receptive surface, or a water receptive surface in the case of positive writing plates. This laser-based imaging concept is used on both the Company's direct-to-press and CTP systems.

While many companies have experience using lasers in computer-to-plate, or CTP applications, Presstek's multiple laser diode arrays have been working more reliably and at lower operating costs in the harsh environments of on-press imaging. Since 1993, Presstek has shipped over 135,000 laser diodes and experienced a failure rate of less than 1%.

The Company's next-generation DI technology, the ProFire integrated imaging system, introduced in May 2000, integrates the lasers, laser drivers, digital electronics, and motion control into one modular package design that can be adapted to many CTP devices or direct imaging presses. The ProFire system has three major components: the FirePower(TM) laser diode system, made up of unique four-beam laser diodes and laser drivers, the integrated motion system that controls the placement of the laser diodes, and the FireStation(TM) digital controller and data server. This modular system allows the Company to expand the number of diodes mounted on a fixed array, increasing image size, speed and overall imaging performance. FirePower lasers are incorporated in Presstek's ProFire imaging modules, which combine lasers, electronics and motion control in a compact package for efficient manufacturing and ease of incorporation into DI press designs and CTP systems. The compact ProFire unit fits within the side rails of most printing presses, and is more easily incorporated into CTP products for off-press imaging. The Company's current generation of semiconductor lasers has quadrupled the output of preceding lasers for faster imaging times and improved accuracy. Presstek's Lasertel subsidiary assures the Company of a steady supply of lasers and the scientific expertise to advance its technology.

The Company continues to develop and commercialize its DI digital imaging systems for on-press applications. There can be no assurance, however, that the Company will be able to successfully commercialize additional products that incorporate this technology.

THE DIMENSION CTP PRODUCT LINE

The Dimension platesetter is a CTP imaging device that can image both the Company's wet and dry thermal plates in an A3 (2-page), A2 (4-page) or A1 (8-page) format size. The Dimension utilizes Presstek's ProFire direct imaging technology, and can produce completely imaged printing plates, ready to be mounted on a printing press, within 3 to 5 minutes depending on the plate size. Presstek's thermal ablative plates employ chemical-free processing. Presstek's Anthem plates for CTP require only a rinse with water after imaging and they are ready to print. This simplified workflow results not only in higher levels of automation and repeatability, but in lower cost per finished plate and smaller overall work space requirements for platemaking operation. For the broad base of installed conventional printing presses, the Dimension series of CTP systems is designed to allow printers to realize many of the benefits of DI before investing in a new digital press.

The Company continues to develop and commercialize its CTP systems. There can be no assurance, however, that the Company will be able to successfully commercialize these or other products, or enter into any additional arrangements which will result in the broader distribution of its Dimension product line.

THE COMPANY'S DI AND CTP PRINTING PLATES

The Company's DI and CTP printing plates are available in waterless form, such as PEARLdry(R) Plus for the Quickmaster DI, the Ryobi 3404DI, the Karat 46 DI, and the DocuColor 233 and 400 DI, or Anthem, the Company's wet offset thermal plate for CTP imaging. All of these plates are based on the Company's proprietary thermal ablation imaging technology, where the plates respond to heat and not to light. Presstek's plates are imaged by the ablation of a special metalized layer that is heated by the laser light source. The Company's plate materials have a wide infrared spectral sensitivity range (800 to 1200 nanometers) and can be used with a variety of semiconductor diode laser imaging systems with sufficient power to ablate the surface layers. These plates also utilize unique chemically free processing methods.

The current PEARLdry Plus plate is a second-generation product based on the Company's PEARLdry technology. The plate uses a specially formulated silicone material that is coated over the metalized infrared absorbing layer. Environmentally friendly, thin-film deposition processes produce the ultra-thin film coatings that facilitate ablative imaging without excessive residue and are the foundation of the Company's PEARLdry Plus plates for waterless printing. The silicone layer is oleophobic and when the imaging laser causes the ablation process to occur, the resulting hole created by the laser in the metal layer becomes ink receptive. Presstek's PEARLdry Plus spooled plates are used in a number of highly automated DI presses. The Dimension CTP platesetter and other direct-to-plate systems also are able to image the Company's PEARLdry Plus plate.

The Company's Anthem plate is the first in what the Company believes will be a family of plates for wet offset lithography. Anthem plates for CTP feature Presstek's patented polymer-ceramic technology and combine ablative imaging and chemically free cleaning with run lengths of up to 100,000 impressions. The Anthem plate runs with a wide range of fountain chemistry and inks and can be imaged on many thermal CTP systems. The product durability is built in as part of the manufacturing process, providing consistent performance and wide latitude. Anthem's market includes a broad base of installed conventional wet offset presses, currently the largest segment of the printing industry. The Company believes this wet offset plate product has broad market potential due to the compatibility with a wide variety of print conditions that Anthem enjoys. There can be no assurance however, that printers currently equipped with conventional wet offset presses will purchase CTP systems that use Anthem plates.

In early 2002 the Company announced a new process-free plate product development program, Applause. This plate is expected to be available for both on-press and off-press applications, with run lengths up to 100,000 impressions. The Company is expected to demonstrate a prototype of this plate at the IPEX 2002 trade show in the United Kingdom. As this product is currently in development, there can be no assurance that Presstek will successfully complete development or commercialize this product.

The Company continues to develop thermal consumable plate products that can be imaged by both its own DI systems as well as high-energy laser-based CTP and direct-to-press systems offered by companies such as Creo Inc. and others. There can be no assurance however, that the Company will be able to successfully commercialize products that incorporate this technology.

THE COMPANY'S SEMICONDUCTOR LASER DIODE PRODUCTS

The Company's high-powered semiconductor laser diode products are designed to achieve greater imaging speed and resolution, without adding to the size and cost of the diode array. The graphic arts industry requires lasers with a high degree of power, uniformity, and reliability at a low unit cost. Presstek believes its FirePower semi-conductor laser diode not only changes the standards in the graphic arts markets, but is a new innovation to the semiconductor laser industry as well. Each FirePower diode quadruples laser power by sending the output of four optical fibers through a single lens assembly. Writing speed and accuracy are increased without additional space and costs. These four-channel lasers also incorporate a number of packaging innovations that reduce the size of the device and facilitate incorporation into the ProFire imaging module.

Lasertel is also developing laser prototypes for qualification in the defense and medical industries. There can be no assurance, however, that any of these prototypes, if and when marketed, will be commercially successful or produce significant revenues for the Company or Lasertel.

MANUFACTURING

The Company operates manufacturing sites in Hudson, New Hampshire and Tucson, Arizona.

Presstek's DI and CTP systems are manufactured at the Company's facility located at 55 Executive Drive in Hudson, New Hampshire. The Company uses a number of outside vendors who supply many of the products' components and assemblies, which are assembled by the Company into completed systems - either computer-to-press, direct imaging systems used in the Quickmaster DI, the Ryobi 3404DI, DocuColor 233 DI and 400 DI, or CTP imaging systems, such as the Dimension. These systems use semiconductor laser diode devices built to the Company's specifications and currently supplied by the Company's Lasertel subsidiary in Tucson, Arizona. The Company believes there are other sources available to manufacture the laser diodes to specification, if required in the future.

The Company's PEARLdry Plus plate products are also manufactured at its Hudson facility, using equipment which includes the Company's thin film vacuum deposition coater, plate converting and finishing equipment, and an atmospheric coater. The Company's Anthem thermal plate is currently manufactured by one source under an existing supply agreement. The Company may enter into manufacturing agreements with third parties as it more vertically integrates the manufacturing of its digital plate products, and believes there currently are other sources available to manufacture these consumable products.

The Company's Lasertel subsidiary operates a 75,000 square foot facility located in Tucson, Arizona. The facility includes 10,000 square feet of clean room space and complete process equipment for semiconductor laser manufacturing. Lasertel's manufacturing process begins with a state-of-the-art molecular beam epitaxy reactor which grows the crystal wafers, and extends through the final polishing techniques for the optical fiber.

Some of the Company's products are manufactured under agreements with two press manufacturers, located in the Czech Republic and Japan. The Company believes there are other sources available to manufacture these products; however, if the supply of these presses were to be delayed, or import restrictions from these countries be imposed, the Company's ability to ship products in a timely manner could be adversely affected. The Company's manufacturer in the Czech Republic joined in a bankruptcy petition filed by its creditors in February 2002, which could adversely affect the Company.

MARKETING, DISTRIBUTION AND CUSTOMER SUPPORT

The Company's sales strategy is designed to distribute Presstek DI and CTP products and the related consumables to customers through "direct" distribution via independent distributors, or by way of "indirect" distribution using strategic partnerships with original equipment manufacturers ("OEM's").

To meet its direct distribution strategy, the Company has established a worldwide distribution network through which it markets and sells its CTP equipment and PEARL and Anthem thermal plate products. The network currently includes approximately 32 independent graphic arts dealers in 18 countries, including three national distributors, the Pitman Company, Enovation Corporation, and xpedx Graphic Systems, and several regional dealers in the United States. The Company also markets and sells its DI consumable products through its Presstek.com web site. The Company has also entered into OEM arrangements or reseller relationships with respect to the Ryobi 3404DI, the DocuColor 233 DI and 400 DI, and related consumables with companies such as Xerox and Ryobi. These agreements permit these OEM resellers to sell PEARL and DI-based equipment and consumable product under their own label.

By using this approach to distribution, the Company has attempted to maximize the number of systems using Presstek technology, which require Presstek consumables. Additionally, the Company has developed a fully staffed, global service team dedicated to servicing the products delivered through the distribution systems.

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

STRATEGY, BACKGROUND AND STRATEGIC RELATIONSHIPS

The Company's business strategy is based in part on strategic alliances and relationships with companies in the printing and graphic arts industry. This strategy includes licensing intellectual property; specialized product development based on the Company's proprietary technologies; the manufacture of imaging systems for inclusion in other manufacturers' products; and the manufacture and marketing of the Company's own proprietary thermal plate materials for use in Presstek's and other manufacturers' imaging hardware and printing presses.

HEIDELBERGER DRUCKMASCHINEN AG

This strategy led to the development of an important and long-term relationship with Heidelberger Druckmaschinen AG ("Heidelberg"), one of the world's largest manufacturers of printing presses and printing equipment, based in Germany. This relationship was formalized with the signing of a Master Agreement and a Technology License Agreement (the "Heidelberg Agreements") in January 1991, which covered the integration of the DI technology into various presses manufactured by Heidelberg. The manufacture of components, at specified rates, for these presses and the commercialization of such presses are also covered by the agreements.

Under the Heidelberg Agreements, Heidelberg is required to pay royalties to the Company based on the net sales prices of various specified types of Heidelberg presses on which the Company's DI technology is used. Heidelberg has been provided with certain rights for use of the DI technology for the Quickmaster DI format size. The Heidelberg Agreements expire in December 2011 subject to certain early termination and extension provisions.

In July 2001, the Company settled its outstanding arbitration proceedings with Heidelberg. Under the terms of the settlement, the Company and Heidelberg agreed that the licensing arrangements for the Heidelberg Quickmaster 46DI shall be non-exclusive. Also under the terms of the settlement, the Company agreed to reduce the royalty payable by Heidelberg for imaging kits delivered with the Heidelberg Quickmaster 46DI by approximately $9,000 per kit. This reduced royalty rate will become effective for imaging kits delivered after May 1, 2002.

In addition, in consideration for the resolution of certain issues that formed part of the arbitration proceedings, Heidelberg made a one-time payment of $750,000 to the Company in the fourth quarter of 2001.

Additionally, pursuant to the terms of the settlement, the Company and Heidelberg agreed to license on a non-exclusive basis certain know-how and patent rights. The Company also licensed to Heidelberg the right to use the DI trademark in connection with its press and imaging products. The settlement did not resolve patent infringement claims between the parties with respect to the Heidelberg Speedmaster 74-DI press but established a mechanism to do so upon resolution of the Company's outstanding patent litigation with Creo Inc.. For a description of the action with Creo Inc., see Item 3, Legal Proceedings.

Sales to Heidelberg represented approximately 42%, 57%, and 39% of revenues for fiscal 2001, 2000 and 1999, respectively. The loss of Heidelberg as a customer would have a material adverse effect on the Company's business and results of operations.

OTHER STRATEGIC RELATIONSHIPS: RYOBI, XEROX, KOENIG & BAUER, KODAK-POLYCHROME GRAPHICS, SAKURAI, AND ADAST

In addition to its association with Heidelberg, the Company has also developed and expanded business relationships with other companies in the industry. Certain of these relationships involve new products that became available late in fiscal 2000 and in fiscal 2001.

In fiscal 2000, Presstek and Ryobi Limited ("Ryobi") of Japan completed the development of an A3 format size four-color sheet-fed press, which was introduced in May 2000, and is marketed by Ryobi as the 3404DI. Incorporating Presstek's dual plate cylinder concept, this press also features the Company's internal automated plate cylinder design, ProFire technology, and PEARLdry spooled plates. The small format of this press is designed to appeal to quick printers, in-plant printers, and copy centers looking to expand their services with offset color printing. As of December 31, 2001, there were approximately 70 of these presses installed worldwide.

In September 2000, the Company entered into a supply and distribution agreement with Xerox Corporation ("Xerox") to supply a series of three Presstek enabled DI presses and related consumables. Under this agreement, as amended in May 2001 through February 2002, Xerox will market, distribute and service these presses and consumables in certain geographic markets on a co-branded basis.

The products included in the Xerox Agreement are four and five color versions of a B3 format sheet-fed press. These presses, which were introduced in May 2000, incorporate the Company's internal automated plate cylinder design, ProFire technology, and PEARLdry spooled plates, and serve the needs of a large number of commercial printing applications. The five-color press is designed to give printers the flexibility to produce custom versions, custom colors, and special finishes within a single print run. Xerox markets these presses as the DocuColor 400 DI. Also included in the Xerox Agreement is an A3 format size four-color sheet-fed press which is marketed by Xerox as the DocuColor 233 DI.

According to the modified terms of the Xerox Agreement, Xerox has non-exclusive worldwide marketing and sales rights to the DocuColor 400 DI presses and semi-exclusive sales and distribution rights in the United States and Canada to the DocuColor 233 DI. The Agreement also covers the distribution of PEARLdry spooled printing plates. The Company's relationship with Xerox is in its early stages. There was a delay in the delivery of presses to Xerox versus what had been planned under the original terms of the Xerox Agreement. Initial press shipments, customer support training programs and other activities are progressing, but at this time, the Company has no material volume of press shipments to Xerox planned for fiscal 2002. Sales to Xerox represented approximately 14% of revenues for fiscal 2001. As part of the agreement with Xerox, the Company obtained UL certification from Underwriters Laboratories for the DocuColor 400DI in November 2001 and for the DocuColor 233DI in March 2002.

In December 2001, the Company signed an agreement with Koenig & Bauer, AG ("KBA"), an international supplier of printing presses, of Wurzburg, Germany. Under the terms of the agreement, KBA will market and sell the 46 Karat press, an A3 format size four-color sheet-fed DI press, in certain geographic markets. Similar to the Heidelberg, Ryobi, and Xerox presses that use PEARLdry spooled plates, the 46 Karat delivers fully automated plate advancing, imaging, ink presetting, and printing. In addition, KBA is expected to distribute and sell the Dimension400 computer-to-plate system, and the Company's Anthem plate in Europe. KBA also manufactures and markets a digital offset press, the 74 Karat, which uses Presstek's direct imaging and PEARLdry plates, and related intellectual property under license. Regulations regarding chemical waste and disposal, the new European economy, the suitability of DI for printing variable quantities in different languages, and increasing investment in the Eastern European countries are all anticipated to have a positive effect on the sales of DI presses in Europe. PEARLdry Plus plates for the 46 Karat will be marketed directly by KBA and through Presstek's European distributor network.

In December 2001, the Company entered into an agreement with Kodak-Polychrome Graphics ("KPG") of Japan, granting KPG certain exclusive rights to sell products using Presstek's chemical-free thermal plate technology in Japan, through its own dealer network and under its own brand name. The program is expected to begin in the first half of 2002.

In 2000, the Company entered into an agreement with Sakurai Graphic Systems ("Sakurai") of Japan to provide its ProFire DI technology for Sakurai's larger format multicolor offset press. When used in DI mode, this press will also use the Company's no process plate media. Press manufacturer Sakurai completed development of its Sakurai Oliver 574EPII DI press and began beta testing in 2001. This multi-color press provides conventional wet offset printing, plus an option to run in DI mode, so printers can choose the optimal imaging method for each job. Presstek is currently developing Applause, a new wet offset plate that requires no processing, for use on the Oliver 574EPII DI and other hybrid DI presses. The Company expects that this product will encourage the development of future hybrid presses. The Sakurai press is currently in beta testing, however there can be no assurance that the Company will successfully commercialize this product.

In April 2001, the Company entered into a new agreement with Adamovske Strojirny a.s. ("Adast") pursuant to which Adast agreed to manufacture both the four color and five color B3 size sheet-fed presses for sale by Presstek. In late February 2002, Adast announced it had joined in a bankruptcy petition filed by its creditors. A bankruptcy trustee was appointed in early March 2002. Adast has indicated that it is continuing to operate under bankruptcy protection and that it is in negotiations with various parties to obtain interim financing. While the Company has an adequate supply of Adast presses and spare parts to meet the projected needs of its customers in the near term, there can be no assurance that Adast's bankruptcy will not have an adverse impact on the Company.

The Company is pursuing other business relationships that it believes may result in broader use of the Company's digital imaging and printing plate technologies, in existing as well as new applications. There can be no assurance, however, that the Company, any Company product or any products incorporating the Company's technology will be able to compete successfully in these markets.

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

As of March 15, 2002, the Company and its subsidiaries have in force 105 U.S. patents, (including 3 design patents), 102 foreign patents, and had received notices of allowance for 12 additional patents consisting of 2 U.S. and 10 foreign. These patents, which expire from 2008 through 2022, are all believed to be material to Presstek's business. The Company has applied for and is pursuing its applications for 21 additional U.S. patents and 121 foreign patents. The Company also holds four registered trademarks, DI, Dimension, PEARLdry, and PEARL. The Company anticipates that it will apply for additional patents, trademarks, and copyrights, as deemed appropriate. There can be no assurance as to the issuance of any such patents or trademarks or the breadth or degree of protection which the Company's patents, trademarks or copyrights may afford the Company.

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

The Company intends to rely on proprietary know-how and to employ various methods to protect its source code, concepts, trade secrets, ideas and documentation of its proprietary software and laser diode technology. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how or obtain access to the Company's know-how or software codes, concepts, trade secrets, ideas, and documentation.

Although the Company has and expects to have confidentiality agreements with its employees and appropriate vendors, there can be no assurance that such arrangements will adequately protect the Company's trade secrets and proprietary know how.

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

In the area of direct imaging and the short-run, on-demand market, potentially competitive companies use electrophotographic technology, sometimes referred to as xerography, as the basis of their product lines. These companies include, among others, Canon Inc., Hewlett Packard Company, Heidelberg, and Xerox. IBM and Agfa Gevaert N. V. are also marketing product versions manufactured by these companies. These electrophotographic imaging systems use either wet or dry toners to create one to four color images on paper and typically offer resolutions of between 400 and 1200 dots per inch.

The Company is aware that most of the major entities in the graphic arts industry have developed and/or are developing and marketing, off-press CTP imaging systems. To date, these devices, for the most part, utilize printing plates that require a post imaging photochemical developing step and/or other post processing steps such as heat treatment. Potential competitors in this area include, among others, Agfa-Gevaert N.V., Creo Inc., DaiNippon Screen Mfg., Ltd., Heidelberg, combinations of these companies, and other smaller or lesser-known companies. The Company's Dimension CTP, off-press plate imaging system is, in the Company's opinion, a further technological advancement because it eliminates the need for post chemical processing. The Company believes however, that some of the graphic arts companies mentioned above are working on or have developed other plate concepts that would eliminate the need for post image chemical processing.

The Company also anticipates competition from printing plate companies that manufacture, or have the potential to manufacture digital thermal plates. Such companies include, among others, Agfa-Gevaert N.V., KPG, and Fuji Photo Film Co., Ltd.

Products incorporating the Company's technologies can also be expected to face competition from products using conventional methods of creating and printing printing plates. While these methods are considered by the Company to be more costly, less efficient and are not as environmentally conscious as those being implemented by the Company, they do offer their users the ability to continue to employ their existing means of print and plate production. Companies offering these more traditional means and methods are also refining these technologies to make them more acceptable to the market.

Most of the companies marketing competitive products or with the potential to do so are well established, have substantially greater financial, marketing and distribution resources than the Company or Lasertel, and have established records in the development, sale and service of products. Lasertel's products also can be expected to face competition from a number of companies marketing competitive high-powered laser diode products such as Coherent Inc. and JDS Uniphase Corporation. There can be no assurance that the Company or Lasertel, any of their products or any products incorporating the Company's technology will be able to compete successfully in the future.

RESEARCH AND DEVELOPMENT

Research and product development expenses, related to the Company's continued development of products incorporating its DI technologies, including its semiconductor laser diodes, were $11.7 million, $15.9 million and $17.2 million in fiscal 2001, 2000 and 1999 respectively.

BACKLOG

As of March 15, 2002, the Company had a backlog of products and royalties under contract aggregating approximately $22.4 million compared to a backlog of approximately $25.8 million as of March 19, 2001. Substantially all backlog of products as of March 15, 2002 is expected to ship in 2002.

EMPLOYEES

As of March 15, 2002, the Company and its Lasertel subsidiary had 313 employees. Of these 313 employees, 87 are engaged primarily in engineering, research and development, 43 are engaged in sales, marketing and customer support; 142 are engaged primarily in manufacturing, manufacturing engineering and quality control; and 41 are engaged primarily in corporate management, administration and finance. None of the Company's employees is represented by a labor union. The Company considers its relationship with its employees to be good.

GLOSSARY

Set forth below is a glossary of certain terms used in this report:

     A1 (8-page)                     a printing term referring to a standard
                                     paper size capable of printing eight 8.5" x
                                     11" pages on a sheet of paper

     A2 (4-page)                     a printing term referring to a standard
                                     paper size capable of printing four 8.5" x
                                     11" pages on a sheet of paper

     A3/B3 (2-page)                  a printing term referring to a standard
                                     paper size capable of printing two 8.5" x
                                     11" pages on a sheet of paper

     Ablation a controlled detachment/vaporization caused by a thermal event. This process is used during the imaging of the Company's PEARL(R) and Anthem(TM) consumables

     Anthem(TM)                      the Company's line of wet offset digital
                                     plates with a unique polymer-ceramic
                                     construction

     Computer-to-plate (CTP)         a general term referring to the exposure of
     (direct-to-plate)               lithographic plate material from a digital
                                     database, off-press

     Direct Imaging (DI(R))          Presstek's registered trademark for digital
                                     imaging systems that allow image carriers
                                     (film and plates) to be imaged from a
                                     digital database, on- and off-press

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

     Infrared light lying outside of the visible spectrum beyond its red-end, characterized by longer wavelengths; used in the Company's thermal imaging process

     Large format                    a printing term referring to printing
                                     layouts that include four or more pages on a single sheet of paper

     Lithography                     printing from a single plane surface under
                                     the principle that the image area carries ink and the non-image area does not, and that ink and water do not mix

     Off-press                       making a printing plate from either an
                                     analog or digital source independent of the press on which it will be used

     Oleophilic/Oleophobic           used in printing to describe whether a
                                     material will be ink receptive (oleophilic) or reject ink (oleophobic)

     On-demand                       a manufacturing philosophy which when
                                     applied to printing provides faster
                                     service, shorter run lengths and less
                                     inventory

     On-press the use of Presstek's direct imaging technologies to make a plate directly from a digital file on the press

     PEARL(R) the name associated with Presstek's first generation laser imaging technologies and related products and consumables

     ProFire(TM) imaging systems     the Presstek components require to convert
                                     a conventional printing press into a direct imaging press, including laser diode arrays, computers, electronics

     Dimension(R)                    the Company's product line of CTP,
                                     off-press platemaking equipment

     Platemaking                     the process of applying a printable image
                                     to a printing plate

     Prepress graphic arts operations and methodologies that occur prior to the printing process; typically these include photography, scanning, image assembly, color correction, exposure of image carriers (film and/or plate), proofing and processing

     Quickmaster DI                  the second generation of direct imaging,
                                     waterless presses, highly automated with roll-fed PEARLdry Plus plate material, a joint development effort between Heidelberg and Presstek

     Semiconductor laser diode       a high-powered, infrared imaging technology
                                     employed in the DI imaging systems

     Short-run markets/printing      a graphic arts classification used to
                                     denote an emerging trend for lower print quantities

     Thermal a method of digitally exposing a material via the heat generated from a laser beam

     Vacuum deposition process       a technology to accurately, uniformly coat
                                     substrates in a controlled environment

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

The Company also owns a 75,000 square foot facility in Tucson, Arizona, which is leased by the Company's Lasertel subsidiary. The properties owned by the Company in Hudson, New Hampshire and Tucson, Arizona are secured by two ten-year mortgage term loans in the principal amount of $6.9 and $4.0 million, respectively. These properties were acquired for an aggregate cost of $22.0 million.

The Company leases approximately 50,000 square feet of property at 18 Hampshire Drive in Hudson, New Hampshire for its equipment and consumable product research and development operations. The lease of these premises expires in May 2003. The base rent, subject to adjustment annually is currently $21,875 per month, plus a pro rata share of real estate taxes, utilities, and certain other expenses.

The Company believes its facilities are in good condition and are adequate for its current operations.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

In March 2000, the Company entered into an agreement with the plaintiffs in several class actions lawsuits consolidated under the common caption "Bill Berke, et al. v. Presstek, Inc., et al." in the United States District Court, District of New Hampshire to settle the class action lawsuit. The Company also executed a memorandum of understanding with respect to the settlement of the derivatives lawsuits, filed on behalf of the Company, one in the Chancery Court of the State of Delaware and the other in the United States District Court, District of New Hampshire. Under the terms of the class action settlement, $22.0 million, in the form of 1,245,246 shares of the Company's common stock, was to be paid to the class. The Company issued 808,050 of such shares in the first quarter of fiscal 2001 and issued 437,196 of such shares in the fourth quarter of fiscal 2000. In the memorandum of understanding in the derivative litigation, the Company agreed to issue 60,582 shares of common stock and agreed to certain therapeutic improvements to its internal policies. The Company issued the 60,582 shares in the third quarter of fiscal 2000. As a result of these issuances, all required shares of common stock to be issued under both the class action settlement and the memorandum of understanding in the derivative litigation have been issued. The Company recorded a charge of $23.2 million in the fourth quarter of fiscal 1999 related to the settlements. See Note 15 of notes to the financial statements and Item 5 of Part II of this report.

In August 1999 Creo Inc., ("Creo"), filed an action in the United States District Court for the District of Delaware against the Company asserting that Creo has a "reasonable apprehension that it will be sued by Presstek for infringement" of two of the Company's patents and seeking a declaration that Creo's products "do not and will not infringe any valid and enforceable claims" of the patents in question. In September 1999, the Company filed a counterclaim against Creo for patent infringement. The Company claimed that Creo infringed two direct imaging patents owned by the Company which had recently been the subject of re-examination by the U.S. Patent and Trademark Office. This action went to trial before the court without a jury during the week of June 25, 2001. The court issued a decision on September 11, 2001, in which it affirmed the validity and enforceability of the Company's on-press imaging patents, but held that the current Creo DOP System did not infringe the patents. The Company disagrees with the Court's conclusion on infringement. Creo has appealed the Court's decision that the patents are valid and enforceable, and the Company has cross-appealed the finding of non-infringement by the current Creo DOP System.

In December of 1999 a complaint was filed by PPG, Inc. ("PPG") against Delta V Technologies, Inc. ("Delta V") in the United States District Court for the Western District of Pennsylvania alleging that Delta V sold to PPG certain vacuum coating equipment that did not meet certain product specifications. An amended complaint was filed in April of 2000. In the suit, PPG seeks damages in excess of $7.0 million. In addition to naming Delta V as a defendant in the complaint, PPG also named Presstek as a defendant, seeking damages from Presstek and attempting to hold Presstek liable for the alleged breach of contract by its subsidiary, Delta V, on a theory of indirect liability. Motions to dismiss for improper venue were denied, but venue was transferred to the United States District Court for the Middle District of Pennsylvania. Presstek (and Delta V) have answered the complaint and Delta V has asserted a counterclaim against PPG and a cross-claim against Circonix, a Delta V subcontractor for the vacuum coater project. A motion by Circonix to dismiss PPG's complaint was denied and Circonix has subsequently filed an interlocutory appeal. In addition, on October 29, 2001, Circonix filed cross-claims against Presstek and Delta V. On February 1, 2002, Circonix filed a voluntary petition of bankruptcy in the United States Bankruptcy Court, staying the litigation of the claims against Circonix. The Company intends to continue to vigorously defend this action.

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

     FISCAL YEAR ENDED DECEMBER 29, 2001        HIGH      LOW
     ---------------------------------------- -------- --------
     First quarter                             $14.44   $ 8.75
     Second quarter                             15.21     8.88
     Third quarter                              12.50     3.51
     Fourth quarter                              9.94     4.67

     FISCAL YEAR ENDED DECEMBER 30, 2000        HIGH      LOW
     ---------------------------------------- -------- --------
     First quarter                             $28.75   $12.75
     Second quarter                             24.25    15.13
     Third quarter                              21.50    10.88
     Fourth quarter                             19.81     5.88

On March 15, 2002 there were 3,309 holders of record of the Company's common stock.

DIVIDEND POLICY

To date, the Company has not paid any cash dividends on its common stock. The payment of cash dividends in the future is within the discretion of the Company's Board of Directors, and will depend upon the Company's earnings, its capital requirements and financial condition and other relevant factors. The Board of Directors does not intend to declare any cash dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations.

ISSUANCE OF UNREGISTERED SECURITIES

Pursuant to the terms of the settlement agreement related to the consolidated class action settlement, and in consideration for the execution of such settlement, the Company agreed to issue an aggregate of 1,245,246 shares of its common stock to the various class action plaintiffs and their lawyers. The number of shares was determined by calculating the aggregate number of shares of common stock of the Company obtained by dividing $11.0 million by the volume weighted average price of the Company's common stock for all trading days in April 2000 and the aggregate number of shares of common stock of the Company obtained by dividing $11.0 million by the volume weighted average price of the Company's common stock for all trading days in October 2000. In addition, in connection with the settlement of the derivative lawsuit initiated against the Company, the Company agreed to issue 60,582 shares of common stock. Thus between both the class action settlement and the derivative suit settlement, the Company agreed to issue, in the aggregate, 1,305,828 shares of common stock. On August 2, 2000 the Company issued 60,582 shares of common stock. On November 15, 2000 the Company issued 437,196 of these shares of common stock. On March 30, 2001, the Company issued the remaining 808,050 shares of common stock. All such shares were issued pursuant to an exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as the issuance of such shares was approved at a fairness hearing before the United States District Court of New Hampshire in June 2000.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

The following selected financial data of the Company has been derived from the financial statements of the Company, appearing elsewhere herein (except for the statements of operations data for the fiscal years ended January 2, 1999 and January 3, 1998 and the balance sheet data at January 1, 2000, January 2, 1999 and January 3, 1998, which is not included in such financial statements). All references to common shares and earnings (loss) per share data have been restated retroactively to reflect the fiscal 1997 stock split, effected in the form of a stock dividend.

SELECTED FINANCIAL DATA

STATEMENTS OF OPERATIONS
(In thousands, except per share data)
                                                             DEC 29         Dec 30          Jan 1          Jan 2          Jan 3
FOR THE FISCAL YEARS ENDED                                     2001           2000           2000           1999           1998
-------------------------------------------------------  -------------- -------------- -------------- -------------- --------------
REVENUES:                                                 $ 102,303      $  87,294      $  54,964      $  74,165      $  89,793
-------------------------------------------------------  -------------- -------------- -------------- -------------- --------------
COSTS AND EXPENSES:
   Cost of products sold                                     64,395         46,747         33,326         46,606         43,854
   Engineering and product development                       11,719         15,897         17,190         14,994         10,539
   Sales, marketing and customer support                     13,004          9,613          5,934          5,620          4,302
   General and administrative(1)                             15,802          9,635          6,487          9,264          5,279
   Provision for settlement of shareholder litigation(2)          -              -         23,200              -              -
-------------------------------------------------------  -------------- -------------- -------------- -------------- --------------
Total costs and expenses                                    104,920         81,892         86,137         76,484         63,974
-------------------------------------------------------  -------------- -------------- -------------- -------------- --------------
INCOME (LOSS) FROM OPERATIONS                                (2,617)         5,402        (31,173)        (2,319)        25,819
-------------------------------------------------------  -------------- -------------- -------------- -------------- --------------
OTHER INCOME (EXPENSE):
   Interest, net                                             (1,136)           (99)           501            623            374
   Other, net                                                   (63)           147             38            109           (244)
-------------------------------------------------------  -------------- -------------- -------------- -------------- --------------
Other income (expense), net                                  (1,199)            48            539            732            130
-------------------------------------------------------  -------------- -------------- -------------- -------------- --------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                     (3,816)         5,450        (30,634)        (1,587)        25,949
PROVISION FOR INCOME TAXES(3)                                     -            150              -              -          9,460
-------------------------------------------------------  -------------- -------------- -------------- -------------- --------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                     (3,816)         5,300        (30,634)        (1,587)        16,489
DISCONTINUED OPERATIONS:(4)
   Income (loss) from discontinued operations                     -            600           (448)        (1,094)        (2,117)
   Loss on disposal of discontinued operations                    -              -         (8,534)             -              -
-------------------------------------------------------  -------------- -------------- -------------- -------------- --------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                        -            600         (8,982)        (1,094)        (2,117)
-------------------------------------------------------  -------------- -------------- -------------- -------------- --------------
NET INCOME (LOSS)                                         $  (3,816)     $   5,900      $ (39,616)     $  (2,681)     $  14,372
=======================================================  ============== ============== ============== ============== ==============
EARNINGS (LOSS) PER SHARE - BASIC:
   From continuing operations                             $   (0.11)     $    0.16      $   (0.95)     $   (0.05)     $    0.53
   From discontinued operations                           $    0.00      $    0.02      $   (0.28)     $   (0.03)     $   (0.07)
-------------------------------------------------------  -------------- -------------- -------------- -------------- --------------
EARNINGS (LOSS) PER SHARE - BASIC                         $   (0.11)     $    0.18      $   (1.23)     $   (0.08)     $    0.46
=======================================================  ============== ============== ============== ============== ==============
EARNINGS (LOSS) PER SHARE - DILUTED:
   From continuing operations                             $   (0.11)     $    0.15      $   (0.95)     $   (0.05)     $    0.50
   From discontinued operations                           $    0.00      $    0.02      $   (0.28)     $   (0.03)     $   (0.06)
-------------------------------------------------------  -------------- -------------- -------------- -------------- --------------
EARNINGS (LOSS) PER SHARE - DILUTED                       $   (0.11)     $    0.17      $   (1.23)     $   (0.08)     $    0.44
=======================================================  ============== ============== ============== ============== ==============
WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING - BASIC                            34,096         32,826         32,336         31,986         31,300
=======================================================  ============== ============== ============== ============== ==============
WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING - DILUTED                          34,096         35,320         32,336         31,986         32,695
=======================================================  ============== ============== ============== ============== ==============

BALANCE SHEET DATA
AS OF                                                        DEC 29         Dec 30          Jan 1          Jan 2          Jan 3
(in thousands)                                                 2001           2000           2000           1999           1998
-------------------------------------------------------  -------------- -------------- -------------- -------------- --------------
Working capital                                           $  26,741      $  32,287      $  25,373      $  37,080      $  32,962
Total assets                                                106,844        115,902         94,633        106,670         99,655
Long-term debt, including short-term portion                 16,398         18,470          9,854          6,444          4,800
Other long-term liabilities                                       -              -         22,950              -              -
Stockholders' equity                                         79,985         83,143         49,855         87,453         85,990

(1) Includes a $2.1 million write-off recorded in fiscal 2001 for pre-payments made as a result of a supplier's bankruptcy petition in 2002.

(2) Provision for the proposed settlements with the plaintiffs in the class actions and related derivative suits filed in 1996. See Note 15 of notes to the financial statements.

(3) Tax expense in fiscal 1997 represented charges in lieu of income taxes, although no tax was payable as a result of stock compensation deductions. Accordingly, no tax benefit was recorded in fiscal 1998, fiscal 1999, or fiscal 2001. See Note 9 of notes to the financial statements.

(4) Relates to the operations of Delta V Technologies, Inc., which were shut-down in fiscal 1999. See Note 3 of notes to the financial statements.

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

BACKGROUND

Presstek, Inc. (the "Company" or "Presstek"), incorporated in Delaware in 1987, is a manufacturer, developer and marketer of digital laser imaging and chemistry-free plate technologies for the printing and graphic arts industries. Presstek's products and applications incorporate its patented Direct Imaging (DI(R)) technologies and consumables for computer-to-plate ("CTP") and direct-to-press applications. The Company's patented DI thermal laser diode product family enables its customers to produce high quality, full-color lithographic printed materials more quickly and cost effectively than conventional methods. Using digital information and high-powered semiconductor laser diodes to create images in its proprietary printing plate materials, Presstek's patented DI technologies are marketed to leading press manufacturers and used in the Company's Dimension series of CTP systems. Presstek's Dimension systems incorporate its proprietary ProFire(TM) laser imaging technology and use its complementary chemistry-free thermal printing plate, Anthem(TM). Presstek's DI technology eliminates photographic darkrooms, film, and chemical processing, which results in reduced turnaround time and lowers the cost of production for commercial printers.

The Company is also engaged in the development of additional DI products that incorporate its patented, proprietary, digital imaging system and process-free thermal ablation printing plate technologies for CTP and direct-to-press applications.

The Company operates and reports on a 52/53 week fiscal year, ending on the Saturday closest to December 31. Accordingly, the financial statements include the 52 week fiscal years ended December, 29, 2001 ("fiscal 2001"), December 30, 2000 ("fiscal 2000") and January 1, 2000 ("fiscal 1999").

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

Presstek's management's discussion and analysis of its financial condition and results of operations are based upon Presstek's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Presstek evaluates its estimates, including those related to product returns, bad debts, inventories, income taxes, warranty obligations, and litigation. Presstek bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Presstek believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

REVENUE RECOGNITION

Presstek records revenue for product sales and related royalties at the time of shipment, net of estimated returns, which are adjusted periodically based upon historical rates of return. Certain fees and other reimbursements are recognized as revenue when the related services have been performed or the revenues otherwise earned. Revenues from fixed-price and modified fixed-price research and development contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date compared to the estimated total of direct costs for each contract. As contracts may extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revisions become known.

BAD DEBT

Presstek maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Presstek's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

PRODUCT WARRANTIES

Presstek provides for the estimated cost of product warranties at the time revenue is recognized. While Presstek engages in product quality programs and processes, Presstek's warranty obligation is affected by product failure rates, material usage and service costs incurred in correcting a product failure. Should actual product failure rates, material usage or service costs differ from Presstek's estimates, revisions to the estimated warranty liability would be required.

INVENTORY

Presstek's write-downs for excess and obsolete inventory are primarily based upon forecasted demand for its products. If actual demand is less favorable than what has been projected by management, additional inventory write-downs may be required.

RESULTS OF OPERATIONS

FISCAL 2001 VERSUS FISCAL 2000

REVENUES

The Company's revenues of $102.3 million and $87.3 million for fiscal 2001 and 2000 respectively, were primarily related to the Digital Imaging Products segment, and consisted of product sales, royalties, and license fees. Revenues for fiscal 2001 increased $15.0 million or 17% as compared to fiscal 2000.

Product sales for fiscal 2001 were $93.6 million as compared to $78.1 million for fiscal 2000, an increase of $15.5 million or 20%. This increase in product sales was due primarily to volume increases of presses shipped to Xerox and marketed as the DocuColor 400DI and the DocuColor 233DI, volume increases in shipments of direct imaging systems used in the Ryobi 3404DI, as well as volume increases in sales of the Company's Dimension computer-to-plate imaging products. These increases were offset in part by volume and price decreases of imaging kits sold to Heidelberg and used in the Quickmaster DI. Prices of kits sold to Heidelberg decreased by approximately 10%, with minimal gross margin impact, commencing in the third quarter of fiscal 2001, as Heidelberg began manufacturing certain non-strategic components of the direct imaging kit. Revenues generated from the sale of the Company's consumable products were $46.9 million for fiscal 2001, an increase of $2.0 million or 4%, as compared to $44.9 million for fiscal 2000. This increase is a result of the increase in the installed base of equipment using the Company's proprietary consumable products. These consumable product revenues included $20.9 million and $18.7 million for fiscal 2001 and 2000, respectively, sold under the Company's agreements with Heidelberg and its distributors. The Lasertel segment's third party revenues were not material in fiscal 2001. In addition, the Lasertel segment booked a $1.5 million revenue reversal in the fourth quarter of fiscal 2001 related to a sale recorded in fiscal 2000, which was reversed as a result of a customer return related to product quality.

Royalties and license fees decreased $500,000 or 5% for fiscal 2001, to $8.7 million as compared to royalties and license fees of $9.2 million for fiscal 2000. Royalties decreased $2.1 million or 27% comparing fiscal 2001 to fiscal 2000, as a result of decreased shipments to Heidelberg of direct imaging systems used in the Quickmaster DI. This decrease was offset by an increase of $1.7 million in fees from licensees primarily as a result of distribution fees received from Xerox and settlement fees received from Heidelberg in connection with the settlement of outstanding arbitration proceedings with Heidelberg.

Revenues generated under the Company's agreements with Heidelberg and its distributors decreased $6.8 million or 14% to $42.6 million, or 42% of total revenues for fiscal 2001, as compared to $49.4 million, or 57% of total revenues for fiscal 2000.

In connection with the settlement of its outstanding arbitration proceedings with Heidelberg, the Company agreed to reduce the royalty payable by Heidelberg for imaging kits delivered in connection with the Heidelberg Quickmaster 46DI by approximately $9,000 per kit. This reduced royalty rate will become effective for imaging kits delivered after May 1, 2002.

COST OF PRODUCTS SOLD

Cost of products sold consists of the costs of material, labor and overhead, shipping and handling costs and warranty expenses. Cost of products sold for the Digital Imaging Products segment for fiscal 2001 were $57.6 million, an increase of $13.5 million or 31% as compared to $44.1 million for fiscal 2000. The gross margin on product sales for the Digital Imaging Products segment decreased to 39% for fiscal 2001 from 42% for fiscal 2000, primarily as a result of the lower margins on press and Dimension CTP products, and increased warranty expenses associated with a new product introduction. Cost of products sold for the Lasertel segment were $6.8 million for fiscal 2001 as compared to $2.6 million for fiscal 2000, respectively. The increase of $4.2 million for fiscal 2001 reflects a full year of costs incurred by the Lasertel segment and includes increases in salaries, as a result of headcount additions, depreciation, and other costs associated with the increased manufacturing volume of laser diodes for the Company.

RESEARCH AND PRODUCT DEVELOPMENT

Research and product development expenses consist primarily of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct the Company's equipment and consumable product development efforts. Research and product development expenses, all of which are incurred by the Digital Imaging Products segment, decreased $4.2 million to $11.7 million or 11% of its revenues for fiscal 2001, as compared to $15.9 million or 18% of the Digital Imaging Products' fiscal 2000 revenues. The decrease is primarily the result of reduced expenditures for parts and components, as well as a reduction of professional services contracted externally for the development of prototypes of the Company's products previously introduced in fiscal 2000 at the industry's major trade show, Drupa. The Company's product development cycle centers around major industry trade shows, such as Drupa held every four or five years. As a result, the Company's research and product development expenses vary in accordance with its product development cycle. The Company believes its research and development expenses for fiscal 2002 will approximate fiscal 2001 levels.

SALES, MARKETING AND CUSTOMER SUPPORT

Sales, marketing and customer support expenses consist primarily of payroll and related expenses for personnel, advertising, trade shows and other promotional expenses, and travel costs related to the Company's sales, marketing and customer support activities. Sales, marketing and customer support expenses for the Digital Imaging Products segment increased $2.7 million to $12.3 million, or 12% of its fiscal 2001 revenues, compared to $9.6 million or 11% of its fiscal 2000 revenues. The increase related primarily to increases in salaries and related expenses as a result of headcount growth required for the Company's expansion of its customer support organization, and increased expenditures for promotional activities related to the Company's digital imaging press products. Sales and marketing expenses for the Lasertel segment increased to $747,000 for fiscal 2001 as compared to $23,000 for fiscal 2000. The increase for fiscal 2001 reflects a full year of costs incurred for the Lasertel segment, and relates primarily to increases in salaries as a result of headcount growth and increases in promotional activities and advertising expenses to support Lasertel's expanded marketing activities in the defense, medical and graphics industries.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of payroll and related expenses for personnel, and contracted professional services to conduct the finance, information systems, human resources, and executive activities of the Company. General and administrative expenses also include outside legal and accounting fees and the provision for bad debts. General and administrative expenses for the Digital Imaging Products segment increased $4.8 million to $13.4 million or 13% of fiscal 2001 revenues compared to $8.6 million or 10% of fiscal 2000 revenues. The increase relates primarily to increases in legal fees as a result of conducting the trial phase of the Company's patent litigation with Creo Inc., as well as a $2.1 million write-off for prepayments made to Adast, a supplier of B3 size sheet-fed presses. Adast joined in a bankruptcy petition filed by its creditors in February 2002. The general and administrative expenses for the Lasertel segment increased $1.4 million, to $2.4 million for fiscal 2001 as compared to $1.0 million for fiscal 2000. The increase for fiscal 2001 reflects a full year of costs for the Lasertel segment, and resulted primarily from increases in salaries and benefits as a result of headcount growth, and to support Lasertel's expanded information systems, administration and finance requirements.

OTHER INCOME (EXPENSE), NET

Other income (expense), net includes primarily interest income and expense. Other expense, net increased $1.2 million, to $1.2 million or 1% of revenues for fiscal 2001 compared to other income, net, of $48,000 or 1% of revenues for fiscal 2000. Interest income decreased $639,000, to $231,000 for fiscal 2001 as compared to $870,000 for fiscal 2000. The decrease is primarily attributed to the decrease in average cash balances available for investment and the decrease in interest rates for the period. Interest expense increased $400,000, to $1.4 million as compared to $1.0 million for the comparable period in fiscal 2000. The increase is primarily attributed to the increased borrowings related to the Company's lease line of credit facility with Keybank National Association, and its mortgage loan and line of credit facility with Citizens Bank, offset by lower interest rates.

PROVISION FOR INCOME TAXES

The Company did not record a provision for federal or state income taxes in fiscal 2001 or 1999, due to net operating losses. The Company did not record a provision for federal income taxes in fiscal 2000 as a result of utilization of net operating loss carryforwards. The Company recorded a provision of $150,000 for state income taxes in fiscal 2000.

INCOME (LOSS) FROM CONTINUING OPERATIONS

As a result of the foregoing, the Company had a loss from continuing operations, of $3.8 million for fiscal 2001, as compared to income from continuing operations of $5.3 million for fiscal 2000.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

In fiscal 1999, the Company shut-down the operations of its Delta V subsidiary. Located in Tucson, Arizona, Delta V was engaged in the development, manufacture, and sale of vacuum deposition coating equipment for vacuum coating applications. The Company shut down the operations of Delta V as of the end of the fiscal 1999. As a result the Company booked an $8.5 million loss on disposal of discontinued operations in fiscal 1999. This included actual closing costs and operating losses incurred in the fourth quarter of fiscal 1999 of $2.2 million, a provision for anticipated closing costs of $1.6 million, $6.1 million related to the write off of goodwill and other intangible assets, and a write off of other assets of $1.6 million. These costs were partially offset by proceeds of $3.0 million received from Minnesota Mining and Manufacturing Co., ("3M") for the licensing of Delta V's intellectual property relating to vacuum-deposited polymer multi-layer technology. Delta V is reported separately as a discontinued operation, and prior periods have been restated in the Company's financial statements, related footnotes and the management's discussion and analysis to conform to this presentation.

The results of operations of Delta V are presented as discontinued operations. Income from Delta V's discontinued operations were $600,000 for fiscal 2000, as a result of payments received from 3M for the licensing of the Company's intellectual property relating to vacuum-deposited polymer multi-layer technology. There was no income or loss from discontinued operations in fiscal 2001.

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

INCOME (LOSS) FROM CONTINUING OPERATIONS

As a result of the foregoing, the Company had income from continuing operations, of $5.3 million for fiscal 2000, as compared to a loss from continuing operations of $30.6 million for fiscal 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 29, 2001, the Company had cash and cash equivalents of $2.5 million and working capital of $26.7 million as compared to cash and cash equivalents of $12.0 million and working capital of $32.3 million at December 30, 2000.

The $9.5 million reduction in cash in fiscal 2001 resulted primarily from investments in capital equipment of $9.6 million primarily to fund the startup of its Lasertel subsidiary, cash used in financing activities of $447,000, offset by cash provided by operating activities of continuing operations of $977,000.

Net cash provided by operating activities of continuing operations was $977,000 for the fiscal year ended December 29, 2001, as a result of net losses from continuing operations of $3.8 million, increases in accounts receivable of $2.1 million reflecting increased sales volume, and increases in inventories of $5.8 million reflecting an increase in presses purchased as a result of the Company's agreements with certain of its customers, as well as increased production requirements, decreases in accounts payable, accrued expenses and deferred revenues of $8.6 million, offset by non-cash items of depreciation and amortization of $9.0 million, other non-cash items of $1.0 million, provisions for warranty costs and losses on accounts receivable of $4.9 million, and a decrease in advances to suppliers and other current assets of $6.5 million. The decrease in advances to suppliers was as a result of product receipts for which the Company made advanced payments in connection with certain supply agreements, as well as a $2.1 million write-off of prepayments made to a supplier who joined in a bankruptcy petition filed by its creditors in February 2002.

Net cash used in investing activities of continuing operations was $10.0 million for the fiscal year ended December 29, 2001, and consisted primarily of additions to property, plant and equipment used in the Company's business of $9.7 million, and increases in other assets of $320,000. These additions included $7.0 million in equipment purchases related to the manufacture of laser diodes at the Company's Lasertel subsidiary.

Net cash used in financing activities during the fiscal year ended December 29, 2001 totaled $447,000, and consisted primarily of payments on the mortgage term loans and lease line of credit of $2.1 million, offset by proceeds from the Company's line of credit of $967,000, as well as proceeds from the issuance of common stock in connection with stock option exercises of $658,000.

The Company's long term debt consists of two mortgage term loans from Citizens Bank New Hampshire ("Citizens"), and a lease line of credit facility from Keybank National Association ("Keybank").

The first mortgage term loan is a fiscal 1998 ten-year mortgage term loan from Citizens in the amount of $6.9 million and bears a fixed rate of interest of 7.12% per year during the first five years, and a variable rate of interest at the LIBOR rate plus 2%, (3.88% at December 29, 2001) for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments will be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued interest is due and payable on February 6, 2008.

The second mortgage term loan is a fiscal 2000 ten-year mortgage term loan in the amount of $4.0 million and bears a fixed rate of interest equal to 7.95% per year during the first five years, a fixed rate of interest equal to United States Treasury Notes or Bills with a maturity date closest to the end of the second five years, plus 225 basis points for the remaining five years. During the first five years, principal and interest payments will be made in 60 monthly installments including principal of $34,993 plus interest. During the remaining five years, principal and interest payments will be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued and unpaid interest is due and payable on October 30, 2010.

The two mortgage term loans are secured by land and buildings with a cost of approximately $22.0 million.

The Company also has in place a $15.0 million lease line of credit facility from Keybank pursuant to a 1999 loan agreement. In fiscal 2000, and fiscal 1999, the Company borrowed $6.0 million and $4.0 million, respectively, against the lease line of credit facility. The $10.0 million in borrowings to date is secured by equipment with a book value at December 29, 2001 of $13.4 million. This loan bears a variable rate of interest based upon the revolving prime rate, (currently 4.75%) with a fixed rate conversion provision. Principal and interest under the lease line are payable in 84 monthly installments which began in July 31, 2000 for the $6.0 million in borrowings, and October 1999 for the initial $4.0 million in borrowings. The Company has available an additional $5.0 million lease line of credit from Keybank, which expires on April 30, 2002.

In addition to the mortgage term loans and the lease line of credit the Company has a revolving line of credit loan, which expires in September 2002 with Citizens under which the Company may borrow up to $16.0 million. The revolving line of credit is subject to a borrowing base formula based on eligible accounts receivable and inventories, as defined by the loan agreement, and reduced by the amount of all letters of credit outstanding. The revolving line of credit loan is secured by substantially all of the Company's assets, with interest payable at the LIBOR rate plus 1.50% (3.38% at December 29, 2001). As of December 29, 2001, the Company had $7.8 million outstanding under a standby letter of credit, and $7.2 million available under the revolving line of credit loan, subject to the borrowing base formula.

Under the terms of the mortgage term loans, the lease line of credit and the revolving line of credit agreements, the Company is required to meet various restrictive covenants on a quarterly and annual basis, including maximum funded debt to EBITDA and minimum fixed charge coverage covenants. The Company was not in compliance with these two covenants at December 29, 2001 as a result of the $2.1 million write-off for pre-payments made to Adast. In March 2002, the Company received notice from its lenders waiving non-compliance with these covenants. See note 16 of notes to the financial statements.

The Company has future contractual payments primarily related to debt, royalty obligations, and operating leases, from 2002 through 2010. The Company's future commitments under its credit facilities total $16.4 million at December 29, 2001, of which $2.3 million will be paid in 2002. The future commitments under the Company's royalty agreement with Fuji Photo Film Co., Ltd., total $13.0 million at December 29, 2001, of which $1.4 million is expected to be paid in 2002. The Company also has future minimum rental commitments under various non-cancelable operating leases of $407,000 at December 29, 2001. The related lease agreements expire on various dates over the next three years. The Company expects to make payments of $279,000 under its non-cancelable operating lease agreements during 2002.

Although the Company believes that existing funds, cash flows from operations, and cash available under its revolving line of credit and lease line of credit should be sufficient to satisfy working capital requirements and capital expenditures through the term of its current loan agreement, there can be no assurance that the Company will be able to renew its existing loan agreement, will not require additional financing, or that such additional financing, if needed, will be available on acceptable terms.

The Company's anticipated capital expenditures for fiscal 2002 are approximately $4.0 million, and primarily relate to the purchase of capital equipment to be used in the production of the Company's DI and CTP equipment and consumable products.

EFFECT OF INFLATION

Inflation has not had, and is not expected to have, a material impact upon the Company's operations.

NET OPERATING LOSS CARRYFORWARDS

As of December 29, 2001, the Company had net operating loss carryforwards totaling approximately $93.0 million, of which $64.3 million resulted from stock option compensation deductions for tax purposes and $28.7 million from operating losses. To the extent net operating losses resulting from stock option compensation deductions become realizable, the benefit will be credited directly to additional paid in capital. The amount of the net operating loss carryforwards that may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of the Company's common stock.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which supersedes APB Opinion No. 16, "Business Combinations". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 are effective for transactions accounted for using the purchase method that are completed after June 30, 2001.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" ("SFAS 142"), which supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS 142 is effective for fiscal 2002. The Company will adopt SFAS 142 in fiscal 2002. The Company has not yet determined the impact the adoption of SFAS 142 will have on its financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact the adoption of SFAS 143 will have on its financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company is required to adopt SFAS 144 in fiscal 2002. The Company has not yet determined the impact the adoption of SFAS 144 will have on its financial statements.

RISK FACTORS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

Certain statements contained in this Annual Report to Stockholders and in the Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the Company's expectations for its financial and operating performance in 2002 and beyond, the adequacy of internal cash and working capital for the Company's operations, the Company's ability to supply sufficient product for anticipated demand, production delays associated with this demand, availability of component materials, management's plans and goals with regard to the Company's shipping and production capabilities, the availability of alternative suppliers and manufacturers, management's plans and goals for the Company's Lasertel subsidiary, the expected capital requirements of Lasertel, the ability of Lasertel to generate positive cash flows in the near term, the strength of the Company's various strategic partnerships both on manufacturing and distribution, the ability of the Company to secure other strategic alliances and relationships, the expected impact of the Adast bankruptcy on the Company, the Company's expectations regarding its strategy for growth, the Company's expectations and plans regarding market penetration and expansion of its products and technology, the Company's expectations regarding the sale of its products and use of its technology, the Company's current plans for product development and the expected market acceptance of recently introduced products and the likely acceptance of planned future products, and the Company's expectations regarding performance of existing, planned and recently introduced products, among others. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report. The words "looking forward," "looking ahead," "believe(s)," "should," "plan," "expect(s)", "project(s)," "anticipate(s)", "may", "likely," "potential," "opportunity" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made and readers are advised to consider such forward-looking statements in light of the risks set forth below. Presstek undertakes no obligation to update any forward-looking statements contained in this Annual Report to Stockholders and the Annual Report on Form 10-K.

References to "we", "us", "our" or "ours" refer to the Company and its subsidiaries.

WE ARE SUBSTANTIALLY DEPENDENT ON HEIDELBERG FOR A MATERIAL PORTION OF OUR REVENUE AND THE LOSS OF HEIDELBERG AS A CUSTOMER WOULD ADVERSELY EFFECT OUR BUSINESS. We have had an important long-term relationship with Heidelberg. Since entering into our strategic alliance with Heidelberg, our sales of products to Heidelberg have constituted a material portion of our total revenues. For the fiscal year ended December 29, 2001, our sales to Heidelberg accounted for approximately 42% of our total revenues. There can be no assurance that our relationship with Heidelberg will continue. The loss of Heidelberg as a customer would adversely affect our business. In July 2001, we settled our outstanding arbitration proceedings with Heidelberg. Pursuant to the terms of the settlement, the Company and Heidelberg agreed that the licensing arrangements for the Heidelberg Quickmaster 46DI shall be non-exclusive. As a result of the recognition of the non-exclusivity of the license, the Company agreed to reduce the royalty payable by Heidelberg for imaging kits delivered in connection with the Heidelberg Quickmaster 46DI by approximately $9,000 per kit. This reduced royalty rate will become effective for kits delivered after May 1, 2002. Not all of our issues with Heidelberg were resolved, however. The settlement did not resolve patent infringement claims between the parties with respect to the Heidelberg Speedmaster 74-DI press but established a mechanism to do so upon resolution of the Company's outstanding patent litigation with Creo Inc. There can be no assurance that our outstanding patent litigation with Creo Inc. will be resolved on terms acceptable to us or that will result in a benefit to us under our settlement agreement with Heidelberg. In addition, there can be no assurance that we will not have similar disputes with Heidelberg in the future and likewise, there can be no assurance that any disputes that do arise will be resolved in our favor.

WE ARE SUBSTANTIALLY DEPENDENT ON OUR STRATEGIC ALLIANCES AND MANUFACTURING AND DISTRIBUTION RELATIONSHIPS TO DEVELOP AND GROW OUR BUSINESS AND THE LOSS OR FAILURE OF ONE OR MORE OF OUR STRATEGIC PARTNERS COULD SIGNIFICANTLY HARM OUR BUSINESS. Our strategy to date has been, in part, to enter into strategic alliances with major companies in the graphic arts industry and other markets. This strategy has included, among other things, licensing our intellectual property, developing specialized products based on our proprietary technologies and manufacturing imaging systems for inclusion in other manufacturers' products. Our strategy has also involved identifying strategic manufacturing and distribution partners to aid in developing new market channels for our products. This strategy led to the development of our relationship with Heidelberg. It also led to the development of relationships with other strategic partners, including Xerox, KBA, Ryobi, KPG, Sakurai and Adast for which we are dependent on for future sales of both existing and planned products. This dependency means that the timetable for finalizing development, commercialization and distribution of both existing and planned products is dependent upon the needs and circumstances of our strategic partners. We have experienced and will continue to experience technical difficulties from time to time, which may prevent us from meeting certain production and distribution targets. Any delay in meeting production and distribution targets with our strategic partners may harm our relationship with them and may cause them to terminate their relationship with us. They may terminate their relationship with us for circumstances beyond our control, including factors unique to their business or their business decisions. In addition, our strategic partners may not develop markets for our products at the pace or in the manner we expect, which may have an adverse effect on our business.

We are also unable to control factors related to the business of our strategic partners. As an example, in February 2002, Adast, a manufacturing partner of ours, announced that it had joined a bankruptcy petition filed by its creditors. As a result of this development, the Company adjusted its fiscal 2001 fourth quarter net income and balance sheet to include an additional write-off of approximately $2.1 million to cover prepayments made to Adast for work-in progress. As a result of this charge, the Company was not in compliance with its loan covenants at December 29, 2001. There can be no assurance that Adast's bankruptcy will not have an adverse impact on the Company.

Likewise, there can be no assurance that similar events will not occur with our other strategic partners.

As a result of the uncertainties surrounding many of our strategic partners, there can be no assurance that our existing strategic relationships will prove successful. There can be no assurance that our relationships with Xerox, KBA, Ryobi, Sakurai or KPG or any of our other strategic, manufacturing and distribution partners will be successful. The loss of Xerox, KBA, Ryobi, Sakurai, KPG or other principal customers or strategic partners could materially adversely affect our business.

While we continue to explore possibilities for additional strategic relationships and alliances, there can be no assurance we will be successful in this regard. Our failure to develop new relationships and alliances could have a significant adverse effect on our business.

WE ARE DEPENDENT ON THIRD PARTY SUPPLIERS FOR CRITICAL COMPONENTS AND OUR INABILITY TO MAINTAIN AN ADEQUATE SUPPLY OF ADVANCED LASER DIODES AND OTHER CRITICAL COMPONENTS COULD ADVERSELY AFFECT US. We are dependent on third party suppliers for critical components and our increased demand for these components may put strain on the ability of our third-party suppliers to deliver critical components in a timely manner. For example, our requirements for advanced technology laser diodes for use in products incorporating our DI technology has increased and is expected to increase in the future. Although we have established Lasertel to help us meet our demand for laser diodes, we are still dependent on other third party manufacturers for our supply of other necessary components. If we are unable for any reason to secure an uninterrupted source of other critical components at prices acceptable to us, our operations could be materially adversely affected. We cannot assure you that Lasertel will be able to manufacture advanced laser diodes in quantities that will fulfill our future needs, or with manufacturing volumes or yields that will make our operation cost effective. Likewise, we cannot assure you that we will be able to obtain alternative suppliers for our laser diodes or other critical components should our current supply channels prove ineffective.

WE HAVE A HISTORY OF LOSSES AND MAY INCUR FUTURE LOSSES. Although we achieved net income of $5.9 million for the fiscal year ended December 30, 2000, we sustained net losses of $3.8 million, $39.6 million and $2.7 million during our fiscal years ended December 29, 2001, January 1, 2000 and January 2, 1999, respectively. We cannot assure you that we will be profitable or that we will not sustain significant losses in the future.

RECENTLY INTRODUCED PRODUCTS THAT INCORPORATE OUR TECHNOLOGY MAY NOT BE COMMERCIALLY SUCCESSFUL AND MAY NOT GAIN MARKET ACCEPTANCE. Achieving market acceptance for any products incorporating our technology requires substantial marketing and distribution efforts and expenditure of significant sums of money and allocation of significant resources, either by us, our strategic partners or both. We may not have sufficient resources to do so. Additionally, there can be no assurance that products introduced by our strategic partners, such as the DocuColor 233 DI, DocuColor 400 DI and the 46 Karat DI presses, or our new product offerings such as our Anthem(TM) plates, Dimension 400(TM) and Dimension 800(TM) platesetters, will achieve widespread market acceptance or that any of our other current products or any future products that we may develop or any future products produced by others that incorporate our technologies will achieve market acceptance or become commercially successful.

RECENTLY INTRODUCED PRODUCTS THAT INCORPORATE OUR TECHNOLOGY MAY RESULT IN SUBSTANTIAL SUPPORT COSTS AND WARRANTY EXPENDITURES. Introducing new products carries substantial risk. While we do substantial testing on our new products before introducing them to our customers, no amount of testing can replace or approximate actual field conditions at our customer locations. As a result, when we introduce new products we can incur increased expenditures in ensuring that the new product meets and performs in accordance with its specifications. We can not, however, always estimate precisely the expected costs that may arise out of new product installations. As an example of this, we incurred increased warranty and support costs in fiscal 2001 due to unanticipated product performance issues associated with our new Dimension product line. There can be no assurance that we will not incur increased warranty, support and other costs associated with new product introductions in the future. In addition, the occurrence of these expenditures may have an adverse effect on our business and financial condition.

OUR MANUFACTURING CAPABILITIES MAY BE INSUFFICIENT TO MEET THE DEMAND FOR OUR PRODUCTS. If demand for our products grows, our current manufacturing capabilities may be insufficient to meet this demand resulting in production delays and a failure to deliver products in a timely fashion. We may be forced to seek alternative manufacturers for our products. There can be no assurance that we will successfully be able to do so. As we introduce new products, we may face production and manufacturing delays due to technical and other unforeseen problems. Any manufacturing delay could have an adverse effect on our business and our revenues and may harm our relationships with our strategic partners.

OUR BUSINESS IS DEPENDENT ON GENERAL MARKET FACTORS AFFECTING OUR INDUSTRY AND THE ECONOMY AS A WHOLE. We are dependent on market conditions that affect our industry generally, and additionally, are also dependent on general economic and market conditions as a whole. A downturn in our industry or the economy as a whole could have a materially adverse effect on our business.

THE EXPANSION OF LASERTEL INTO AREAS OTHER THAN THE PRODUCTION OF LASER DIODES FOR OUR PRINTING BUSINESS MAY BE UNSUCCESSFUL. Lasertel, which was formed for the purpose of supplying us with laser diodes, has also explored other markets for its laser technology. These efforts to develop other markets were scaled back, in part, in June 2001, as we announced a repositioning of Lasertel in order to reduce its costs and focus its efforts on supplying us with high quality laser diodes. While the plans to market its laser products to the telecommunications industry were delayed, Lasertel has continued its plans to develop laser prototypes for qualification in the defense, medical and graphics industries. There can be no assurance that these prototypes will gain acceptance in these industries and likewise, there can be no assurance that these products will be commercially successful. Our executive team has limited experience in the telecommunications, defense and medical industries and there can be no assurance that Lasertel will be able to successfully exploit any opportunities that may arise.

LASERTEL MAY REQUIRE ADDITIONAL WORKING CAPITAL INFUSIONS FROM US, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS. Our subsidiary, Lasertel, was established to help us meet our demand for laser diodes. Lasertel has required and may continue to require a significant amount of capital investment by the Company in order to fund its operations. For the fiscal year ended December 29,2001, Lasertel recorded a net loss of $11.3 million. Lasertel continues to require us to advance cash and resources in order to ensure its continued operation. Lasertel's capital and working capital needs may exceed the Company's ability to provide such funds, requiring the Company to borrow against its credit facilities or seek to obtain outside financing for Lasertel's operations. This could have a material adverse effect on our business.

OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO MAINTAIN AND PROTECT OUR PROPRIETARY RIGHTS. We have been issued a number of U.S. and foreign patents and we intend to register for additional patents where we deem appropriate. We also hold four registered trademarks and we may register additional trademarks where we deem appropriate. There can be no assurance, however, as to the issuance of any additional patents or trademarks or the breadth or degree of protection which our patents, trademarks or copyrights may afford us.

There is rapid technological development in the electronic image reproduction industries, resulting in extensive patent filings and a rapid rate of issuance of new patents. Although we believe that our technology has been independently developed and that the products we market do not infringe the patents or violate other proprietary rights of others, it is possible that such infringement of existing or future patents or violation of proprietary rights may occur. In such event, we may be required to modify our product designs or obtain a license. No assurance can be given that we would be able to do so in a timely manner, upon acceptable terms and conditions or even at all. The failure to do any of the foregoing could have a material adverse effect on us. Furthermore, there can be no assurance that we will have the financial or other resources necessary to successfully defend a patent infringement or proprietary rights violation action. Moreover, we may be unable, for financial or other reasons, to enforce our rights under any patents we may own. As an example of the cost and uncertainty of patent litigation, in August 1999 Creo Inc. filed an action in the United States District Court for the District of Delaware against us seeking a declaration that Creo's products do not and will not infringe any valid and enforceable claims of any of our patents in question. We counter-claimed against Creo for patent infringement of certain of our patents. The matter went to trial in June 2001 and in September 2001, the court affirmed the validity and enforceability of our on-press imaging patents, but held that the current Creo DOP System did not infringe on our patents. We disagreed with the court on this finding of non-infringement. Creo has subsequently appealed the court's decision that the patents are valid and enforceable, and we cross-appealed the finding of non-infringement by the Creo DOP system. The appeal and cross-appeal are ongoing. There can be no assurance that we will be successful in this action. In addition, there can be no assurance that in pursuing this action, there will not be a financial impact to our business. We incurred higher than expected legal expenses in fiscal 2001 due to this litigation, and we may continue to incur elevated legal expenses in the future in connection with this action.

We also rely on proprietary know-how and employ various methods to protect the source codes, concepts, trade secrets, ideas and documentation relating to our proprietary software and laser diode technology. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how or obtain access to our know-how or software codes, concepts, trade secrets, ideas and documentation. Although we have and expect to have confidentiality agreements with our employees and appropriate vendors, there can be no assurance that such arrangements will adequately protect our trade secrets and proprietary know how.

WE FACE SUBSTANTIAL COMPETITION IN THE SALE OF OUR PRODUCTS. We compete with manufacturers of conventional presses and products utilizing existing plate-making technology, as well as presses and other products utilizing new technologies, including other types of direct-to-plate solutions such as companies that employ electrophotography as their imaging technology. Canon Inc., Hewlett Packard Company, Heidelberg and Xerox Corporation are companies that have introduced color electrophotographic copier products. Various companies are marketing product versions manufactured by these companies.

We are also aware that there is a direction in the graphic arts industry to create stand-alone computer-to-plate imaging devices for single and multi-color applications. Most of the major corporations in the graphic arts industry have developed and/or are developing and marketing off press computer-to-plate imaging systems. To date, devices manufactured by our competitors, for the most part, utilize printing plates that require a post imaging photochemical developing step, and in some cases, also require a heating process. Potential competitors in this area include, among others, Agfa Gevaert N.V., Dai Nippon Screen Manufacturing Ltd., Heidelberg, and Creo Inc.

We also anticipate competition from printing plate manufacturing companies that manufacture, or have the potential to manufacture digital thermal plates. These companies include Agfa Gevaert N.V., KPG and Fuji Photo Film Co., Ltd.

Products incorporating our technologies can also be expected to face competition from conventional methods of printing and creating printing plates. Most of the companies marketing competitive products or with the potential to do so are well established, have substantially greater financial, marketing and distribution resources than us and have established reputations for success in the development, sale and service of products. There can be no assurance that we will be able to compete successfully in the future.

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

ONGOING LITIGATION COULD HAVE AN ADVERSE IMPACT ON OUR BUSINESS. From time to time in the ordinary course of our business we may be subject to certain lawsuits. We are currently a defendant in a lawsuit commenced by PPG, Inc. claiming that equipment sold by our now discontinued Delta V subsidiary did not meet certain product specifications. Although we intend to vigorously defend this action, we could be adversely affected if the plaintiff were to prevail on its damage claim, which is in excess of $7.0 million. We are also a party in ongoing patent litigation with Creo Inc. There can be no assurance that we will be successful in this action, and any adverse result in this litigation will have a material adverse impact on our business.

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

OUR STOCK PRICE HAS BEEN AND COULD CONTINUE TO BE EXTREMELY VOLATILE. The market price of our common stock has been subject to significant fluctuations. The securities markets have experienced, and are likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, the trading price of our common stock could be subject to significant fluctuations in response to:

     - actual or anticipated variations in our quarterly operating results;
     - announcements by us or other industry participants,
     - changes in national or regional economic conditions;
     - changes in securities analysts' estimates for us, our competitors' or our industry or our failure to meet analysts' expectations; and
     - general market conditions.

CERTAIN FACTORS MAY HAVE A DEPRESSIVE EFFECT ON THE MARKET PRICE FOR OUR COMMON STOCK. As of March 15, 2002, we had 34,124,231 shares of our common stock outstanding. Approximately 31,298,703 of our shares are currently freely tradable without restriction under the Securities Act of 1933. All of the remaining shares are eligible for sale, subject, in some cases, to affiliate and other restrictions under Rule 144 of the Securities Act of 1933. The sale of a significant number of these shares of common stock could adversely affect the market price of our common stock.

There are currently outstanding options to purchase approximately 3.3 million shares of our common stock at prices ranging from $5.50 - $26.94 per share. Substantially all of these shares have been registered for resale and may be sold, subject, in some cases, to volume and other limitations under Rule 144 of the Securities Act of 1933. To the extent they are exercised or converted, the percentage ownership of existing stockholders will be diluted and our stock price could be adversely affected. This could also adversely affect the terms upon which we may be able to obtain additional equity capital in the future, since the holders of outstanding options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in the outstanding options.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

Not applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

The information required by this item will be set forth under the captions "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy statement that the Company expects to file with the Securities Exchange Commission within 120 days of the fiscal year ended December 29, 2001 for the Annual Meeting of Stockholders to be held on June 14, 2002 (the "Proxy Statement") and such information is incorporated herein by reference.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

(a)(1)     Financial Statements                                            Page

             Report of Independent Certified Public Accountants             F-2

             Balance Sheets as of December 29, 2001 and December 30, 2000   F-3

             Statements of Operations for the fiscal years ended
             December 29, 2001, December 30, 2000, and January 1, 2000      F-4

             Statements of Changes in Stockholders' Equity for the fiscal years ended December 29, 2001, December 30, 2000, and
             January 1, 2000                                                F-5

             Statements of Cash Flows for the fiscal years ended
             December 29, 2001, December 30, 2000, and January 1, 2000      F-6

             Notes to Financial Statements                                  F-7

(a)(2)     Financial Statement Schedule

             Schedule II-Valuation and Qualifying Accounts and Reserves    FS-1

           All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)     Exhibits

Exhibit
Number     Description

3 (a) Amended and Restated Certificate of Incorporation of the Company, as amended. (Previously filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 29, 1996, hereby incorporated by reference.)

3 (b) By-laws of the Company. (Previously filed as an exhibit with the Company's Form 10-K for the fiscal year ended December 30, 1995, filed March 29, 1996, hereby incorporated by reference.)

10 (a) Confidentiality Agreement between the Company and Heidelberger Druckmaschinen A.G., effective December 7, 1989 as amended. (Previously filed as Exhibit 10(i) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, hereby incorporated by reference.)

10 (b) Master Agreement effective January 1, 1991, by and between Heidelberger Druckmaschinen Aktiengesellschaft and the Company. (Previously filed as an exhibit to the Company's Form 8-K, dated January 1, 1991, hereby incorporated by reference.)

10 (c) Technology License effective January 1, 1991, by and between Heidelberger Druckmaschinen Aktiengesellschaft and the Company. (Previously filed as an exhibit to the Company's Form 8-K, dated January 1, 1991, hereby incorporated by reference.)

10 (d) Memorandum of Performance No. 3 dated April 27, 1993, to the Master Agreement, Technology License, and Supply Agreement between the Company and Heidelberger Druckmaschinen Aktiengesellschaft. (Previously filed as an exhibit to the Company's 31

             Quarterly Report on Form 10-Q for the quarter Ended June 30, 1993, hereby incorporated by reference.)

10 (e) Modification to Memorandum of Performance No. 3 dated April 27, 1993, to the Master Agreement, Technology License, and Supply Agreement between the Company and Heidelberger Druckmaschinen Aktiengesellschaft. (Previously filed as an exhibit to the Company's Annual report on Form 10-K for the fiscal year ended December 31, 1994, hereby incorporated by reference.)

10 (f)* Memorandum of Understanding No. 4 dated November 9, 1995, to the Master Agreement and Technology License and Supply Agreement between the Company and Heidelberger Druckmaschinen Aktiengesellschaft. (Previously filed as Exhibit 10.k to the Company's Form 10-K for the fiscal year ended December 30, 1995, filed March 29, 1996, hereby incorporated by reference.)

10 (g) Lease relating to real property located at 18-20 Hampshire Dr., Hudson, New Hampshire. (Previously filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed March 31, 1997, hereby incorporated by reference.)

10 (h)** 1991 Stock Option Plan. (Previously filed as an exhibit to the Company's Annual report on Form 10-K for the fiscal year ended December 31, 1991, hereby incorporated by reference.)

10 (i)** 1994 Stock Option Plan. (Previously filed as an exhibit to the Company's Annual report on Form 10-K for the fiscal year ended December 31, 1994, hereby incorporated by reference.)

10 (j)**     Non-Employee Director Stock Option Plan. (Previously filed as
             Exhibit 10.0 to the Company's Form 10-K for the fiscal year ended January 2, 1999, filed March 2, 1999, hereby incorporated by reference.)

10 (k)** 1997 Interim Stock Option Plan. (Previously filed as Exhibit 10.1 to the Company's Quarterly report on Form 10-Q for the quarter ended September 27, 1997, filed November 7, 1997, hereby incorporated by reference.)

10 (l)** 1998 Stock Incentive Plan. (Previously filed as Exhibit A to the Company's April 23, 1998 Proxy Statement, filed April 24, 1998, hereby incorporated by reference.)

10 (m)* Memorandum of Understanding No. 5 dated March 7, 1997 between the Company and Heidelberger Druckmaschinen Aktiengesellschaft. (Previously filed as Exhibit 10.(T) to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 filed March 31, 1997, hereby incorporated by reference.)

10 (n) Amendment to Loan Agreement between the Company and Citizens Bank, New Hampshire. (Previously filed as Exhibit 10.R to the Company's Form 10-K for the fiscal year ended January 2, 1999, filed March 2, 1999, hereby incorporated by reference.)

10 (o)** Employment Agreement by and between the Company and Robert W. Hallman. (Previously filed as Exhibit 10.1 to the Company's Quarterly report on Form 10-Q for the quarter ended October 3, 1998, filed November 17, 1998, hereby incorporated by reference.)

10 (p) Master Security agreement and related Promissory Note, by and between the Company and KeyCorp Leasing, a Division of Key Corporate Capital, Inc., dated September 27, 1999. (Previously filed as Exhibit 10(s) to the Company's Form 10-Q for the quarter ended October 1, 1999, filed November 16, 1999, hereby incorporated by reference.)

10 (q) Amendment to existing loan agreement with Citizens Bank, New Hampshire, dated, March 22, 2000. (Previously filed as Exhibit 10(t) to the Company's Form 10-K for the fiscal year ended January 1, 2000, filed March 31, 2000, hereby incorporated by reference.)

10 (r) Amendment to existing loan agreement with Keybank Corporate Capital, Inc., dated March 28,

             2000. (Previously filed as Exhibit 10(u) to the Company's Form 10-K for the fiscal year ended January 1, 2000, filed March 31, 2000, hereby incorporated by reference.)

10 (s)* Master Supply and Distribution Agreement by and between Presstek, Inc. and Xerox Corporation dated September 22, 2000. (Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000, hereby incorporated by reference.)

10 (t) Amendment to Loan Agreement and Related Loan Documents by and among Presstek, Inc., Lasertel, Inc., and Citizens Bank New Hampshire dated as of October 30, 2000. (Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000, hereby incorporated by reference.)

10 (u) Guaranty Agreement by Lasertel, Inc., to the benefit of Citizens Bank New Hampshire made as of October 30, 2000. (Previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000, hereby incorporated by reference.)

10 (v) Term Note dated October 30, 2000 made by Presstek, Inc. in favor of Citizens Bank New Hampshire. (Previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10- Q for the quarter ended September 30, 2000, filed November 14, 2000, hereby incorporated by reference.)

10 (w) Security Agreement by and between Lasertel, Inc. and Citizens Bank New Hampshire dated October 30, 2000. (Previously filed as Exhibit
             10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000, hereby incorporated by reference.)

10 (x) Assignment of Lease Agreement by and between Presstek, Inc. and Citizens Bank New Hampshire made as of October 30, 2000. (Previously filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000, hereby incorporated by reference.)

10 (y) Mortgage and Security Agreement between Presstek, Inc. and Citizens Bank New Hampshire dated October 30, 2000. (Previously filed as
             Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000, hereby incorporated by reference.)

10 (z) Replacement Revolving Line of Credit Promissory Note dated October 30, 2000 issued by Presstek, Inc. in favor of Citizens Bank New Hampshire. (Previously filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000, hereby incorporated by reference.)

10 (aa) Stipulation of Settlement by and among Presstek, Inc. et al and Representative Plaintiffs (on behalf of themselves and each of the Class Members) dated March 23, 2000. (Previously filed as Exhibit
             10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000, hereby incorporated by reference.)

10 (bb)**    Amended and Restated Employment Agreement by and between the
             Company and Richard A Williams, dated May 25, 2000, superceding all other agreements between the Company and Richard A. Williams.
             (Previously filed as Exhibit 10(ee) to the Company's Annual Report on Form 10-K for the fiscal year ended December 20, 2000, filed
             March 30, 2001, hereby incorporated by reference.)

10 (cc)**    Letter of Agreement between the Company and Robert W. Hallman, dated May 25, 2000, amending certain portions of the Employment
             Agreement by and between the Company and Robert W. Hallman, previously filed as Exhibit 10.1 to the Company's Quarterly report on Form 10-Q for the quarter ended October 3, 1998, filed November
             17, 1998. (Previously filed as Exhibit 10(ff) to the Company's
             Annual Report on Form 10-K for the fiscal year ended December 30, 2000, filed March 30, 2001, hereby incorporated by reference.)

10 (dd)* Amended Master Supply and Distribution Agreement by and between Presstek, Inc. and Xerox Corporation dated May 11, 2001. (Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed Augusr 14, 2001, hereby incorporated by reference.)

10 (ee)* Agreement between Presstek, Inc. and Adamovski Strojirny a.s. dated as of April 24, 2001. (Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed August 14, 2001, hereby incorporated by reference.)

10 (ff) Amendment No. 4 to the Master Security Agreement by and between Presstek, Inc. and Key Equipment Finance, a Division of Key Corporate Capital, Inc. dated September 26, 2001. (Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001, filed November 13, 2001, hereby incorporated by reference.)

10 (gg) Amendment to Loan Agreement and Related Documents by and between Presstek, Inc. and Citizens' Bank New Hampshire dated as of October 19, 2001. (Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001, filed November 13, 2001, hereby incorporated by reference.)

10 (hh)* Settlement Agreement made as of July 13, 2001 by and between Heidelberger Druckmaschinen Aktiengesellschaft and Presstek, Inc. (Previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001, filed November 13, 2001, hereby incorporated by reference.)

10 (ii)* Letter Agreement dated September 19, 2001 between Xerox Corporation and Presstek, Inc. amending the Amended Master Supply and Distribution Agreement by and among Presstek, Inc. and Xerox Coroporation dated May 11, 2001. (Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001, filed November 13, 2001, hereby incorporated by reference)

21           Subsidiaries of the Company (filed herewith.)

23 (a)       Consent of BDO Seidman, LLP (filed herewith.)

* The SEC has granted the Company's request of confidential treatment with respect to a portion of this exhibit.

**           Denotes management employment contracts or compensatory plans.

Item 14 (b)    Reports on Form 8-K None

Item 14 (c)    See Item 14 (a) (3) above.

Item 14 (d)    See Item 14 (a) (2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       PRESSTEK, INC.
Dated: March 29, 2002                                  By: /s/ Robert W. Hallman
                                                       Robert W. Hallman
                                                       President and
                                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                            Date

/s/ Richard A. Williams          Chairman of the Board            March 29, 2002
---------------------------      and Chief Scientific Officer
Richard A. Williams

/s/ Robert W. Hallman            Chief Executive Officer,         March 29, 2002
---------------------------      President, and Director
Robert W. Hallman                (Principal Executive Officer)


/s/ Dr. Lawrence Howard          Director                         March 29, 2002
---------------------------
Dr. Lawrence Howard

/s/ John W. Dreyer               Director                         March 29, 2002
---------------------------
John W. Dreyer

/s/ John B. Evans                Director                         March 29, 2002
---------------------------
John B. Evans

/s/ Edward J. Marino             Director                         March 29, 2002
---------------------------
Edward J. Marino

/s/ Michael D. Moffitt           Director                         March 29, 2002
---------------------------
Michael D. Moffitt

/s/ Daniel S. Ebenstein, Esq.    Director                         March 29, 2002
---------------------------
Daniel S. Ebenstein, Esq.


/s/ Diane L. Bourque             Vice President, Controller       March 29, 2002
---------------------------      and Assistant Secretary
Diane L. Bourque                 (Principal Financial and
                                 Accounting Officer)

INDEX TO FINANCIAL STATEMENTS
                                                                         Page

Report of Independent Certified Public Accountants                        F-2


Balance Sheets as of December 29, 2001 and December 30, 2000              F-3


Statements of Operations for the fiscal years ended December 29, 2001,
December 30, 2000, and January 1, 2000                                    F-4


Statements of Changes in Stockholders' Equity for the fiscal years
ended December 29, 2001, December 30, 2000 and January 1, 2000            F-5


Statements of Cash Flows for the fiscal years ended December 29, 2001,
December 30, 2000, January 1, 2000                                        F-6

Notes to Financial Statements                                             F-7


Financial Statement Schedule:


Schedule II - Valuation and Qualifying Accounts and Reserves              FS-1

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Presstek, Inc.
Hudson, New Hampshire

We have audited the accompanying balance sheets of Presstek, Inc. as of December 29, 2001 and December 30, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Presstek, Inc. at December 29, 2001 and December 30, 2000, and the results of its operations and its cash flows for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.




/s/ BDO SEIDMAN, LLP
BDO SEIDMAN, LLP

New York, New York
February 16, 2002, except for Note 16, as to which the date is March 19, 2002

PRESSTEK, INC.

BALANCE SHEETS                                                                                     Dec 29           Dec 30
(In thousands, except share data)                                                                    2001             2000
--------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                    $   2,492        $  11,972
   Accounts receivable, net of allowance for losses
     of $2,420 and $2,842 in fiscal 2001 and 2000, respectively                                    18,117           16,946
   Inventories                                                                                     17,818           12,045
   Advances to suppliers                                                                              303            6,455
   Other current assets                                                                               815            1,147
--------------------------------------------------------------------------------------------------------------------------
          Total current assets                                                                     39,545           48,565
--------------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                                 61,235           60,248
--------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS:
   Patent application costs and license rights, net                                                 4,358            4,885
   Other                                                                                            1,706            2,204
--------------------------------------------------------------------------------------------------------------------------
          Total other assets                                                                        6,064            7,089
--------------------------------------------------------------------------------------------------------------------------

                    TOTAL                                                                       $ 106,844        $ 115,902
==========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                                                                                $     967        $       -
   Current portion of long-term debt                                                                2,343            1,989
   Accounts payable                                                                                 2,067            6,695
   Accrued expenses                                                                                 4,399            3,467
   Deferred revenues                                                                                1,507            2,559
   Net current liabilities of discontinued operations                                               1,521            1,568
--------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                                12,804           16,278
--------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT, NET OF CURRENT PORTION                                                             14,055           16,481
--------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized
     1,000,000 shares; no shares issued or outstanding                                                  -                -
   Common stock, $.01 par value; authorized 75,000,000 shares;
     Issued and outstanding 34,115,906 shares at
     December 29, 2001; 34,027,981 shares at December 30, 2000                                        341              340
   Additional paid-in capital                                                                      97,342           96,685
   Retained deficit                                                                               (17,698)         (13,882)
--------------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                               79,985           83,143
--------------------------------------------------------------------------------------------------------------------------
                    TOTAL                                                                       $ 106,844        $ 115,902
==========================================================================================================================

See notes to financial statements

PRESSTEK, INC.

STATEMENTS OF OPERATIONS
(In thousands, except per share data)
                                                                                            DEC 29         Dec 30         Jan 1
FOR THE FISCAL YEARS ENDED                                                                   2001           2000           2000
---------------------------------------------------------------------------------------------------------------------------------
REVENUES:
   Product sales                                                                          $  93,566      $  78,121      $  47,948
   Royalties and fees from licensees                                                          8,737          9,173          7,016
---------------------------------------------------------------------------------------------------------------------------------
     Total revenues                                                                         102,303         87,294         54,964
---------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
   Cost of products sold                                                                     64,395         46,747         33,326
   Research and product development                                                          11,719         15,897         17,190
   Sales, marketing and customer support                                                     13,004          9,613          5,934
   General and administrative                                                                15,802          9,635          6,487
   Provision for settlement of shareholder litigation                                             -              -         23,200
---------------------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                                                               104,920         81,892         86,137
---------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                                                (2,617)         5,402        (31,173)
---------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest, net                                                                             (1,136)           (99)           501
   Other, net                                                                                   (63)           147             38
---------------------------------------------------------------------------------------------------------------------------------
     Total other income (expense), net                                                       (1,199)            48            539
---------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                                                       (3,816)         5,450        (30,634)

PROVISION FOR INCOME TAXES                                                                        -            150              -
---------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                                     (3,816)         5,300        (30,634)
---------------------------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS:
   Income (loss) from discontinued operations                                                     -            600           (448)
   Loss on disposal of discontinued operations                                                    -              -         (8,534)
---------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                                        -            600         (8,982)
---------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                                         $  (3,816)     $   5,900      $ (39,616)
=================================================================================================================================

EARNINGS (LOSS) PER SHARE - BASIC:
   From continuing operations                                                             $   (0.11)     $    0.16      $   (0.95)
   From discontinued operations                                                           $    0.00      $    0.02      $   (0.28)
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE - BASIC                                                         $   (0.11)     $    0.18      $   (1.23)
=================================================================================================================================

EARNINGS (LOSS) PER SHARE - DILUTED:
   From continuing operations                                                             $   (0.11)     $    0.15      $   (0.95)
   From discontinued operations                                                           $    0.00      $    0.02      $   (0.28)
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE - DILUTED                                                       $   (0.11)     $    0.17      $   (1.23)
=================================================================================================================================

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING - BASIC                                                            34,096         32,826         32,336
=================================================================================================================================
WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING - DILUTED                                                          34,096         35,320         32,336
=================================================================================================================================

See notes to financial statements

PRESSTEK, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001, DECEMBER 30, 2000 AND JANUARY 1, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              ADDITIONAL   RETAINED       TOTAL
                                                                          COMMON STOCK         PAID-IN     EARNINGS   STOCKHOLDERS'
                                                                       SHARES       AMOUNT     CAPITAL     (DEFICIT)     EQUITY
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 2, 1999                                             32,276     $    323     $ 67,296    $ 19,834     $ 87,453

Net loss for the fiscal year                                                                                (39,616)     (39,616)
Issuance of unregistered shares of common
   stock relative to the acquisition of
   R/H Consulting, Inc.                                                   143            1        1,409                    1,410
Issuance of common stock relative to the
   exercise of incentive and non-qualified stock options                   97            1          607                      608
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 1, 2000                                             32,516          325       69,312     (19,782)      49,855

Net income for the fiscal year                                                                                5,900        5,900
Issuance of warrants to purchase 300,000
   shares of common stock                                                                         2,488                    2,488
Issuance of unregistered shares of
   common stock to settle the derivative lawsuit                           61            1          949                      950
Issuance of unregistered shares of common
   stock to settle the class action lawsuit                             1,245           12       21,988                   22,000
Issuance of common stock relative to the
   exercise of incentive and non-qualified stock options                  206            2        1,948                    1,950
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 30, 2000                                           34,028          340       96,685     (13,882)      83,143

Net loss for the fiscal year                                                                                 (3,816)      (3,816)
Issuance of common stock relative to the exercise of
   incentive and non-qualified stock options                               88            1          657                      658
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 29, 2001                                           34,116     $    341     $ 97,342    $(17,698)    $ 79,985
====================================================================================================================================

See notes to financial statements

PRESSTEK, INC.

STATEMENTS OF CASH FLOWS
(In thousands)
                                                                                              DEC 29         Dec 30       Jan 1
FOR THE FISCAL YEARS ENDED                                                                     2001           2000         2000
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS - OPERATING ACTIVITIES:
   Income (loss) from continuing operations                                                 $ (3,816)     $  5,300      $(30,634)
     Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
         Depreciation and amortization                                                         9,003         6,653         5,682
         Provision for warranty and other costs                                                3,877           862           290
         Provision for losses on accounts receivable                                             990           686         1,790
         Provision for shareholder litigation settlement                                           -             -        22,950
         Other, net                                                                              995           324            41
   Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                                           (2,161)       (5,987)        7,191
         Decrease (increase) in inventories                                                   (5,773)       (4,831)        2,510
         Decrease (increase) in advances to suppliers and other current assets                 6,484        (6,743)          109
         Increase (decrease) in accounts payable                                              (4,628)        1,702        (1,818)
         Increase (decrease) in accrued expenses                                              (2,942)       (2,415)        2,150
         Increase (decrease) in deferred revenues                                             (1,052)        2,459           100
         Decrease in billings in excess of costs and estimated earnings
           on uncompleted contracts                                                                -           (44)       (1,951)
------------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) operating activities of continuing operations                  977        (2,034)        8,410
   Net cash provided by (used in) operating activities of discontinued operations                (47)          988        (7,196)
------------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) operating activities                                           930        (1,046)        1,214
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS - INVESTING ACTIVITIES:
         Acquisitions, net of cash acquired                                                        -             -          (494)
         Property, plant and equipment purchases                                              (9,643)      (15,245)      (11,812)
         Proceeds from sale of land and equipment                                                  -            22           459
         Increase in other assets                                                               (320)         (978)       (1,005)
------------------------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities of continuing operations                             (9,963)      (16,201)      (12,852)
   Net cash provided by investing activities of discontinued operations                            -             -         7,215
------------------------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                      (9,963)      (16,201)       (5,637)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS - FINANCING ACTIVITIES:
         Net proceeds from stock option exercises                                                658         1,950           608
         Proceeds from mortgage term loan                                                          -         4,000             -
         Repayments of mortgage term loan                                                       (890)         (556)         (518)
         Proceeds from lease line of credit                                                        -         5,959         4,041
         Repayments of lease line of credit                                                   (1,182)         (787)         (112)
         Proceeds from revolving line of credit                                                  967             -             -
------------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities                                          (447)       10,566         4,019
------------------------------------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                         (9,480)       (6,681)         (404)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                                 11,972        18,653        19,057
------------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF PERIOD                                                     $  2,492      $ 11,972      $ 18,653
====================================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
         Interest                                                                           $  1,367      $    813      $    114
====================================================================================================================================
         Income taxes                                                                       $    121      $     55      $      -
====================================================================================================================================
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Warrants issued in exchange for consulting services rendered                             $      -      $  2,488      $      -
====================================================================================================================================
   Issuance of unregistered shares of common stock in settlement of
     the Derivative Lawsuit                                                                 $      -      $    950      $      -
====================================================================================================================================
   Issuance of unregistered shares of common stock in settlement of
     the Class Action Lawsuit                                                               $      -      $ 22,000      $      -
====================================================================================================================================
   Common stock issued and net assets acquired relating
     to the acquisition of R/H Consulting, Inc.                                             $      -      $      -      $  1,410
====================================================================================================================================

See notes to financial statements

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

NATURE OF BUSINESS - Presstek, Inc. ("Presstek", or "the Company") is a manufacturer, developer and marketer of digital laser imaging and chemistry-free plate technologies for the printing and graphic arts industries. Presstek's products and applications incorporate its patented DI(R) direct imaging technologies and consumables for computer-to-plate, ("CTP") and direct-to-press applications.

In April 2000, the Company incorporated an Arizona subsidiary Lasertel, Inc. ("Lasertel") and established operations for the purpose of securing its supply of laser diodes. Lasertel is primarily engaged in the manufacture and development of the Company's high-powered laser diodes.

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

PRINCIPLES OF CONSOLIDATION - The financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated.

As a result of a strategic decision to exit the vacuum coating deposition equipment business, the shut-down of Delta V was recorded in the quarter ended October 2, 1999, and the financial statements for all periods reflect Delta V as a discontinued operation. All of the following notes, unless otherwise indicated, refer to the continuing operations of Presstek.

FISCAL YEAR - The Company operates and reports on a 52/53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements include the 52 week fiscal years ended December 29, 2001, ("fiscal 2001"), December 30, 2000 ("fiscal 2000") and January 1, 2000 ("fiscal 1999").

USE OF ESTIMATES - The Company prepares its financial statements in conformity with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Many of the Company's estimates and assumptions used in the financial statements relate to the Company's products, which are subject to rapid technological change. It is possible that changes may occur in the near term that would affect management's estimates with respect to the carrying values of inventories, property plant and equipment and patents.

CASH EQUIVALENTS - For purposes of reporting cash flows, the Company considers all savings deposits, certificates of deposit, money market funds and deposits purchased, and short term investments with a maturity of three months or less to be cash equivalents. At December 29, 2001 and December 30, 2000 cash and cash equivalents consisted of cash balances on deposit and money market funds.

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, accounts receivable and advances to suppliers. The Company invests in high-quality money market instruments, securities of the U.S government, and high-quality corporate issues. Accounts receivable and advances to suppliers are generally unsecured and are derived from the Company's customers and suppliers located around the world. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Concentration of credit risk with respect to accounts receivable results from a significant portion of the Company's receivables concentrated with three major customers.

INVENTORIES - Inventories are valued at the lower of cost or market value, with cost determined using the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost and are depreciated using a straight-line method over their estimated useful lives (ranging from 3 to 30 years). Leasehold improvements are amortized over the life of the lease.

PATENT APPLICATION COSTS AND LICENSE RIGHTS - Patent application costs represent the cost of preparing and filing applications to patent the Company's proprietary technologies, in addition to certain patent and license rights obtained in the Company's acquisitions. Such costs are amortized over a period ranging from five to seven years, beginning on the date the patents or rights are issued or acquired. Amortization expense relating to patent application costs and license rights for fiscal 2001, 2000 and 1999, was $780,000, $779,000 and $516,000, respectively.

SOFTWARE DEVELOPMENT COSTS - Software development costs for products and certain product enhancements are capitalized subsequent to the establishment of their technological feasibility (as defined in Statement of Financial Accounting Standards No. 86) based upon the existence of working models of the products which are ready for initial customer testing. Costs incurred prior to such technological feasibility or subsequent to a product's general release to customers are expensed as incurred. During fiscal 2001, 2000 and 1999, the Company did not incur material costs subject to capitalization. Amortization expense reported in fiscal 1999 was $40,000. There was no amortization expense for fiscal years 2001 or 2000. Amortization expense was based upon the ratio that current gross revenues bear to total estimated gross revenues, which was an amount greater than amortization on a straight-line method over the estimated economic life of the product from three to five years. As of January 1, 2000, all software development costs had been fully amortized.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments. The carrying amounts of the Company's bank borrowings under its lease line of credit agreement approximates fair value because the interest rates are based on floating rates identified by reference to market rates. At December 29, 2001 and December 30, 2000, the fair value of the Company's long-term debt approximated carrying value.

RECLASSIFICATION - Certain prior fiscal years' accounts have been reclassified for comparative purposes.

STOCK-BASED COMPENSATION - The Company accounts for stock options granted to employees under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as permitted by Statement of Financial Accounting Standards No. 123, ("SFAS 123") "Accounting for Stock-Based Compensation." APB 25 provides for compensation cost to be recognized over the vesting period of the options based on the difference, if any, between the fair market value of the Company's stock and the option price on the grant date. SFAS 123 requires companies that follow APB 25 to provide pro forma disclosure of the effect of applying the optional fair value method.

REVENUE RECOGNITION -The Company records revenue for product sales and related royalties at the time of shipment, net of estimated returns. Certain fees and other reimbursements are recognized as revenue when the related services have been performed or the revenues otherwise earned. Revenues from fixed-price and modified fixed-price research and development contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to the estimated total of direct costs for each contract. As contracts may extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revisions become known.

Deferred revenues include certain customer advances received as a result of the Company's supply and distribution agreements. These revenues are recognized as product is shipped or services are performed.

SHIPPING AND HANDLING COSTS - Shipping and handling costs billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as a cost of sales.

PRODUCT WARRANTIES - The Company warrants its products against defects in material and workmanship generally for a period of one year. Anticipated future warranty costs are accrued by a charge to expense as products are shipped and the related revenue recognized. At December 29, 2001 and December 30, 2000, accrued expenses included accrued warranty costs of $793,000 and $598,000, respectively.

RESEARCH AND DEVELOPMENT COSTS - Research and development costs are expensed as incurred for financial reporting purposes.

COMPREHENSIVE INCOME - The Company accounts for Comprehensive Income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes in stockholders' equity except those due to investments by owners. Net income (loss) was the same as comprehensive income (loss) for all periods presented herein.

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average numbers of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all potential dilutive common shares that were outstanding during the period. Potential dilutive common shares consist of the incremental common shares issuable upon the exercise of stock options. For fiscal 2001 and fiscal 1999 potentially dilutive securities that related to shares issuable upon the exercise of stock options granted by the Company were excluded, as their effect was antidilutive.

LONG LIVED ASSETS - Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. As a result of the divestiture of Delta V, the Company recorded a charge of $6.1 million in fiscal 1999 related to the write-down of goodwill and other intangibles. No other write-downs were necessary for fiscal 2001, 2000 and 1999.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which supersedes APB Opinion No. 16, "Business Combinations". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 are effective for transactions accounted for using the purchase method that are completed after June 30, 2001.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" ("SFAS 142"), which supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS 142 is effective for fiscal 2002. The Company will adopt SFAS 142 in fiscal 2002. The Company has not yet determined the impact the adoption of SFAS 142 will have on its financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact the adoption of SFAS 143 will have on its financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company is required to adopt SFAS 144 as of December 30, 2001, however, the Company has not yet determined the impact the adoption of SFAS 144 will have on its financial statements.

2.    BUSINESS ACQUISITION
      --------------------

In November 1999 the Company acquired 100% of the stock of R/H Consulting, Inc. ("R/H"). R/H was principally engaged in the research and development of laser imageable printing plates. R/H was purchased for $500,000 in cash and 142,855 shares of the Company's common stock. The excess of the purchase price paid over the book value of net assets acquired of $1.9 million has been allocated to the patents acquired. The acquisition was accounted for as a purchase and accordingly, the results of R/H's operations subsequent to November 1999 have been included in the financial statements for fiscal 2001, fiscal 2000 and the fourth quarter of fiscal 1999. The results of R/H's operations were not material for 1999, and therefore pro forma information has not been presented.

3.    DISCONTINUED OPERATIONS
      -----------------------

During fiscal 1999 the Company discontinued the operations of Delta V to allow the Company to focus its efforts on the core business of digital imaging and plate manufacturing. Located in Tucson, Arizona, Delta V was engaged in the development, manufacture, and sale of vacuum deposition coating equipment for vacuum coating applications. The Company shut-down the operations of Delta V at the end of fiscal 1999.

As a result of the shut-down of Delta V, the Company booked an $8.5 million loss on disposal of discontinued operations for fiscal 1999. This included actual closing costs and operating losses incurred in the fourth quarter of fiscal 1999 of $2.2 million, a provision for anticipated closing costs of $1.6 million, $6.1 million related to the write off of goodwill and other intangible assets, and a write-off of other assets of $1.6 million. These costs were partially offset by proceeds of $3.0 million received from Minnesota Mining and Manufacturing Co. ("3M"), for the licensing of the Company's intellectual property relating to vacuum-deposited polymer multi-layer technology.

Delta V is reported as a discontinued operation for all periods presented herein.

Revenues and net income (loss) from discontinued operations for fiscal 2000 and fiscal 1999 were as follows:

            (In thousands)                                                             2000                1999
            ------------------------------------------------------------------------------------------------------------
            Revenues                                                                $      -            $  7,248
            Costs and expenses                                                             -               8,365
            ------------------------------------------------------------------------------------------------------------
            Loss from operations                                                           -              (1,117)
            Other income                                                                 600                 669
            ------------------------------------------------------------------------------------------------------------
            Net Income (loss) from discontinued operations                          $    600            $   (448)
            ============================================================================================================

There were no revenues or costs from discontinued operations during fiscal 2001. Net current liabilities of discontinued operations at December 29, 2001 and December 30, 2000 were $1.5 million and $1.6 million, respectively. The remaining net current liabilities of discontinued operations represent primarily product warranties and other liabilities related to Delta V's equipment installations.

Net income from Delta V's discontinued operations of $600,000 for the fiscal year 2000 resulted from subsequent payments received from 3M for the licensing of the Company's intellectual property relating to vacuum-deposited polymer multi-layer technology.

4. INVENTORIES
   -----------


Inventories consisted of the following at December 29, 2001 and December 30, 2000:

            (In thousands)                                                                  2001                    2000
            ------------------------------------------------------------------------------------------------------------------------
            Raw materials                                                                 $  4,458               $  3,800
            Work in process                                                                  4,530                  5,082
            Finished goods                                                                   8,830                  3,163
            ------------------------------------------------------------------------------------------------------------------------
            Total inventories                                                              $17,818                $12,045
            ========================================================================================================================

5.    PROPERTY, PLANT AND EQUIPMENT, NET
      ----------------------------------



Property, plant and equipment, net consisted of the following at December 29, 2001 and December 30, 2000:

            (In thousands)                                                                2001                      2000
            ------------------------------------------------------------------------------------------------------------------------
            At cost:
            Land and improvements                                                      $   2,038                $   2,038
            Buildings and leasehold improvements                                          26,245                   26,711
            Production equipment and other                                                49,147                   39,673
            Office furniture and equipment                                                 5,119                    4,937
            Construction in progress                                                           -                    6,450
            ------------------------------------------------------------------------------------------------------------------------
                                                                                          82,549                   79,809
            Less accumulated depreciation                                                (21,314)                 (19,561)
            ------------------------------------------------------------------------------------------------------------------------
            Total property, plant and equipment, net                                    $ 61,235                 $ 60,248
            ========================================================================================================================

Certain property and equipment is pledged as security for long-term debt. See Note 7 of notes to the financial statements.

6.    ACCRUED EXPENSES
      ----------------


Accrued expenses consisted of the following at December 29, 2001 and December 30, 2000:

            (In thousands)                                                               2001                     2000
            ------------------------------------------------------------------------------------------------------------------------
            Accrued payroll and benefits                                               $ 1,811                   $ 1,957
            Accrued warranty                                                               793                       598
            Other current liabilities                                                    1,795                       912
            ------------------------------------------------------------------------------------------------------------------------
            Total accrued expenses                                                     $ 4,399                   $ 3,467
            ========================================================================================================================

7.    LONG-TERM DEBT
      --------------


Long-term debt consisted of the following at December 29, 2001 and December 30, 2000:

            (In thousands)                                                                2001                     2000
            ------------------------------------------------------------------------------------------------------------------------
            Mortgage term loans                                                      $   8,480                 $   9,369
            Lease line of credit                                                         7,918                     9,101
            ------------------------------------------------------------------------------------------------------------------------
                                                                                        16,398                    18,470
               Less current portion                                                     (2,343)                   (1,989)
            ------------------------------------------------------------------------------------------------------------------------
            Total long-term debt                                                      $ 14,055                  $ 16,481
            ========================================================================================================================

The Company's long term debt consists of two mortgage term loans from Citizens Bank New Hampshire ("Citizens"), and a lease line of credit facility from Keybank National Association ("Keybank").

The first mortgage term loan is a 1998 ten-year mortgage term loan from Citizens in the amount of $6.9 million and bears a fixed rate of interest of 7.12% per year during the first five years, and a variable rate of interest at the LIBOR rate plus 2%, (3.88% at December 29, 2001) for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments will be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued interest is due and payable on February 6, 2008.

The second mortgage term loan is a 2000 ten-year mortgage term loan in the amount of $4.0 million and bears a fixed rate of interest equal to 7.95% per year during the first five years, a fixed rate of interest equal to United States Treasury Notes or Bills with a maturity date closest to the end of the second five years, plus 225 basis points for the remaining five years. During the first five years, principal and interest payments will be made in 60 monthly installments including principal of $34,993 plus interest. During the remaining five years, principal and interest payments will be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued and unpaid interest is due and payable on October 30, 2010.

The two mortgage term loans are secured by land and buildings with a cost of approximately $22.0 million.

The Company also has in place a $15.0 million lease line of credit facility from Keybank pursuant to a 1999 loan agreement. In fiscal 2000 and fiscal 1999, the Company borrowed $6.0 million and $4.0 million, respectively, against the lease line of credit facility. The $10.0 million in borrowings to date is secured by equipment with a book value at December 29, 2001 of $13.4 million. This loan bears a variable rate of interest based upon the revolving prime rate, (currently 4.75%) with a future fixed rate conversion provision. Principal and interest under the lease line are payable in 84 monthly installments which began in July 2000 for the $6.0 million in borrowings, and October 1999 for the initial $4.0 million in borrowings. The Company has available an additional $5.0 million lease line of credit from Keybank, which expires on April 30, 2002.

In addition to the mortgage term loans and the lease line of credit the Company has a revolving line of credit loan with Citizens, which expires in September 2002, under which the Company may borrow $16.0 million. The revolving line of credit is subject to a borrowing base formula based on eligible accounts receivable and inventories, as defined by the loan agreement, and reduced by the amount of all letters of credit outstanding. The revolving line of credit loan is secured by substantially all of the Company's assets, with interest payable at the LIBOR rate plus 1.50% (3.38% at December 29, 2001). As of December 29, 2001, the Company had $7.8 million outstanding under a standby letter of credit, and $7.2 million available under the revolving line of credit loan, subject to the borrowing base formula.

Under the terms of the mortgage term loans, the lease line of credit and the revolving line of credit agreements, the Company is required to meet various restrictive covenants on a quarterly and annual basis, including maximum funded debt to EBITDA and minimum fixed charge coverage covenants. The Company was not in compliance with these two covenants at December 29, 2001. See note 16 of notes to the financial statements.

As of December 29, 2001, aggregate debt maturities for long-term debt were as follows:

            (In thousands)
            -------------------------------------------------------------------
                    2002                                 $  2,343
                    2003                                    2,548
                    2004                                    2,634
                    2005                                    2,852
                    2006                                    2,833
                    Thereafter                              3,188
            -------------------------------------------------------------------
            Total long-term debt maturities               $16,398
            ===================================================================

8.    STOCKHOLDERS' EQUITY
      --------------------

PREFERRED STOCK - The Company's certificate of incorporation empowers the Board of Directors, without stockholder approval, to issue up to 1,000,000 shares of $.01 par value preferred stock, with dividend, liquidation, conversion, and voting or other rights to be determined upon issuance by the Board of Directors.

EMPLOYEE STOCK OPTION PLANS - As of December 29, 2001 the Company had three stock option plans in effect, namely, the 1994 Stock Option Plan (the "1994 Plan"), the 1997 Interim Stock Option Plan (the "1997 Plan") and the 1998 Stock Incentive Plan (the "1998 Plan"). The 1988 Stock Option Plan (the "1988 Plan") expired on August 21, 1998, and the 1991 Stock Option Plan (the "1991 Plan") expired on August 18, 2001. No future grants will be issued under these plans, however 8,100 and 480,000 shares respectively, remain outstanding and will expire according to the specified expiration terms under the individual grants.

The 1994 Plan provides for the award of options, to key employees and other persons, to purchase up to 2,500,000 shares of the Company's common stock. Options granted under this plan may be either Incentive Stock Options ("ISOs") or Nonqualified Options ("NQOs"). Generally, ISOs may only be granted to employees of the Company, at an exercise price of not less than fair market value of the stock at the date of grant. NQOs may be granted to any person, at any exercise price not less than par value, within the discretion of the Board of Directors or a committee appointed by the Board of Directors ("Committee"). The 1997 Plan provides for the award of options to key employees and other persons, to purchase up to 250,000 shares of the Company's common stock. Only NQOs may be granted under this plan.

Under the 1997 and 1994 Plans, any options granted will generally become exercisable in increments over a period not to exceed ten years from the date of grant, to be determined by the Board of Directors or Committee. These options generally will expire not more than ten years from the date of grant.

The 1998 Plan provides for the award (collectively "awards") of stock options, restricted stock, deferred stock, and other stock based awards to officers, directors, employees, and other key persons. A total of 3,000,000 shares of common stock, subject to anti-dilution adjustments have been reserved under this plan. Options under the 1998 Plan become exercisable upon the earlier of a date set by the Board of Directors or Committee at the time of grant or the close of business on the day before the tenth anniversary of the stock options' date of grant. Options become exercisable the day before the fifth anniversary of the date of grant in the case of an ISO.

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

The following table summarizes information about all stock options outstanding at December 29, 2001:

   OPTIONS OUTSTANDING                                                                          OPTIONS EXERCISABLE
----------------------------------------------------------------------------------------------------------------------------------
                                               WEIGHTED AVERAGE
RANGE OF                 OUTSTANDING               REMAINING         WEIGHTED AVERAGE       EXERCISABLE         WEIGHTED AVERAGE
EXERCISE PRICES          AS OF 12/29/01        CONTRACTUAL YEARS      EXERCISE PRICE       AS OF 12/29/01       EXERCISE PRICE
----------------------------------------------------------------------------------------------------------------------------------
$ 5.50 - $ 7.25              556,926                7.5                  $  6.71               218,451              $  6.85
$ 7.26 - $ 7.78              709,960                2.8                  $  7.73               675,585              $  7.74
$ 7.79 - $ 9.93              545,125                4.1                  $  9.24               405,562              $  9.44
$ 9.94 - $13.50              268,350                6.9                   $11.39                91,725               $11.13
$13.51 - $13.75              760,626                5.1                   $13.75               708,026               $13.75
$13.76 - $26.94              464,500                5.3                   $15.77               261,125               $15.41
                    ----------------------                                               -------------------
                           3,305,487                5.0                   $10.62             2,360,474               $10.73
                    ======================                                               ===================

Information concerning all stock option activity under the 1988, 1991, 1994, 1997, 1998 and the Director Plans for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000 is summarized as follows:

                                                                                                              WEIGHTED AVERAGE
                                                        OPTION SHARES         OPTION PRICE PER SHARE          PRICE PER SHARE
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at January 2, 1999                           2,501,036                $  3.55 - $44.75                 $ 11.43
Granted                                                    817,000                $  5.88 - $15.88                 $  7.16
Exercised                                                  (96,533)               $  3.55 - $13.75                 $  6.30
Cancelled/Expired                                         (137,700)               $  5.50 - $44.75                 $ 21.48
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 2000                           3,083,803                $  4.85 - $16.81                 $ 10.01
Granted                                                    399,000                $ 10.00 - $26.94                 $ 16.13
Exercised                                                 (206,502)               $  4.85 - $14.75                 $  9.44
Cancelled/Expired                                          (83,464)               $  6.00 - $22.75                 $ 11.82
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 30, 2000                         3,192,837                $  5.88 - $26.94                 $ 10.77
Granted                                                    331,500                $  5.50 - $14.95                 $  9.15
Exercised                                                  (87,925)               $  6.50 - $ 8.00                 $  7.40
Cancelled/Expired                                         (130,925)               $  6.88 - $21.00                 $ 12.60
------------------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 29, 2001                         3,305,487                $  5.50 - $26.94                 $ 10.62
====================================================================================================================================

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

The proceeds to the Company from stock options exercised during fiscal years 2001, 2000, and 1999, totaled $658,000, $2.0 million, and $608,000, respectively.

In addition to the above mentioned plans, as of December 29, 2001, the Company's Lasertel subsidiary has in place a stock option plan, the Lasertel Inc. 2000 Stock Incentive Plan (the "Lasertel Plan"). The Lasertel Plan, as amended in fiscal 2001, provides for the award of NQO's to employees and other key individuals of Lasertel and Presstek, to purchase up to 2,100,000 shares of Lasertel's common stock. These options generally vest over a period of four years, with termination dates generally ten years from date of grant and are subject to earlier termination as provided in the Lasertel Plan.

In fiscal 2001, Lasertel granted options to purchase 297,450 shares of Lasertel's common stock at exercise prices ranging from $0.15 to $1.00 per share, which represented the estimated fair value of Lasertel's common stock at the time of grant. Also in fiscal 2001, Lasertel cancelled 1,548,394 options. At December 29, 2001 there were 1,236,744 options outstanding with a weighted average exercise price of $0.16 per share. The proceeds to Lasertel from stock options exercised during fiscal year 2001 totaled $8,000.

In fiscal 2000, Lasertel granted options to purchase 2,565,300 shares of Lasertel common stock at exercise prices ranging from $.10 to $.75, which represented the estimated fair value of Lasertel's common stock at the time of grant. The options granted as of December 30, 2000 had a weighted average exercise price of $.11 per share. No options were exercised in fiscal 2000.

The Lasertel Plan contains a provision that in the event that a public offering of Lasertel's common stock has not occurred prior to a specified date during 2004, Lasertel is obligated to repurchase, at their then fair value, all of the Lasertel common stock issued and outstanding as a result of the exercise of the options under the Lasertel Plan, provided such shares of Lasertel common stock have been issued and outstanding for at least six months. Fair value is to be determined by an independent third party.

In May 2000, the Company issued warrants to purchase 300,000 shares of common stock at a price of $20.81 in exchange for consulting services. These warrants were valued at $2.5 million, using the Black-Scholes pricing model. The valuation was recorded as a long-term asset, and is being amortized over the five-year term of the consulting agreement. Amortization expense recorded in fiscal years 2001 and 2000 was $498,000 and $415,000, respectively.

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", requires the Company to provide pro forma disclosure of net income and earnings per share as if the optional fair value method had been applied to determine compensation costs for the Company's Stock Option plans. The Company has used the Black-Scholes option-pricing model to estimate the fair value of $5.60, $11.81, and $9.25, respectively, for each stock option issued in fiscal 2001, 2000, and 1999 using the following weighted average assumptions: a risk-free interest rate of 4.95%, 6.13%, and 6.13%; an expected option life of 6.29, 6.61 years and 6.68 years; expected volatility of 71.76%, 75.95%, and 79.6%; and no dividends paid.

Accordingly, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated in the following table:

            (In thousands, except per share data)                    2001                   2000                  1999
            ---------------------------------------------------------------------------------------------------------------------
            Net income (loss)
               As reported                                       $  (3,816)            $    5,900             $  (39,616)
               Pro forma                                         $  (4,920)            $    2,904             $  (60,981)
            Earnings (loss) per share - Basic
               As reported                                       $   (0.11)            $     0.18             $    (1.23)
               Pro forma                                         $   (0.14)            $     0.09             $    (1.89)
            Earnings (loss) per share - Diluted
               As reported                                       $   (0.11)            $     0.17             $    (1.23)
               Pro forma                                         $   (0.14)            $     0.08             $    (1.89)

The above pro forma net income (loss) and net income (loss) per share do not consider any related tax benefit in fiscal 2001, 2000 or 1999.

On March 30, 2001 and November 15, 2000, the Company issued 808,050 and 437,196 shares of common stock, respectively, pursuant to the settlement of the Class Action Lawsuit. On August 2, 2000 the Company issued 60,582 shares of common stock pursuant to the settlement of the Derivative Lawsuit. These shares have been recorded in the financial statements as if issued in fiscal 2000. See Note 15 of notes to the financial statements.

In November 1999, the Company issued 142,855 shares of its common stock at $9.875 to acquire the net assets of R/H for an aggregate cost of $1.4 million, plus $500,000 paid to certain of its officers.

9.    INCOME TAXES
      ------------

The Company utilizes an asset and liability approach for differences in financial accounting and reporting for income taxes. The primary objectives of accounting for income taxes are to (a) recognize the amount of tax payable for the current fiscal year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company's financial statements or tax returns.

The Company did not record a provision for income taxes in fiscal 2001 or 1999 due to operating losses. The Company did not record a provision for income taxes in fiscal 2000 as a result of utilization of net operating loss carryforwards. The Company recorded a provision of $150,000 for state income taxes for fiscal 2000.

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Deferred tax assets and liabilities consisted of the following at December 29, 2001 and December 30, 2000:

            (In thousands)                                                              2001                2000
            -------------------------------------------------------------------------------------------------------------
            Deferred tax assets:
                Net operating loss carryforwards                                     $ 32,100            $ 27,000
                Tax credits                                                             4,800               4,600
                Warranty provisions, litigation and other accruals                      3,100               3,000
            -------------------------------------------------------------------------------------------------------------
                     Gross deferred tax assets                                         40,000              34,600
            -------------------------------------------------------------------------------------------------------------
            Deferred tax liabilities:
                Amortizable and depreciable assets                                        100                 400
                Accumulated depreciation and amortization                               3,700               5,000
            -------------------------------------------------------------------------------------------------------------
                     Gross deferred tax liabilities                                     3,800               5,400
            -------------------------------------------------------------------------------------------------------------
                                                                                       36,200              29,200
            Less valuation allowance                                                  (36,200)            (29,150)
            -------------------------------------------------------------------------------------------------------------
            Deferred tax assets - net                                                $      -            $     50
            =============================================================================================================

The $50,000 deferred tax asset was included in other current assets at December 30, 2000. The valuation allowance increased $7.1 million, $1.2 million and $15.2 million in fiscal 2001, 2000 and 1999, respectively.

The difference between income taxes at the United States federal income tax rate and the effective income tax rate was primarily a result of an increase in the valuation allowance for fiscal 2001, 2000, and 1999.

As of December 29, 2001, the Company had net operating loss carryforwards totaling approximately $93.0 million, of which $64.3 million resulted from compensation deductions for tax purposes relating to stock option compensation and $28.7 million resulted from operating losses. To the extent net operating losses resulting from stock option compensation deductions become realizable, the benefit will be credited directly to additional paid in capital. The amount of the net operating loss carryforwards that may be utilized to offset future taxable income, when earned, may be subject to certain limitations, based upon changes in the ownership of the Company's common stock.

The following is a breakdown of the net operating losses and their expiration dates:

                                               AMOUNT OF REMAINING NET
                                             OPERATING LOSS CARRYFORWARDS
             EXPIRATION DATE                        (In thousands)
      ------------------------------- ----------------------------------------

                   2005                               $  2,240
                   2006                                  5,020
                   2008                                     50
                   2009                                    500
                   2010                                  9,570
                   2011                                 22,710
                   2012                                 20,670
                   2013                                  1,080
                   2014                                 12,310
                   2015                                  5,000
                   2016                                 13,900

In addition, the Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) of approximately $4.8 million which are available to offset future income tax liabilities when incurred.

10.   EARNINGS (LOSS) PER SHARE
      -------------------------

The following represents the calculation of basic and diluted earnings (loss) per share for fiscal 2001, 2000 and 1999:

            (In thousands, except per share data)                                2001                2000                 1999
            ------------------------------------------------------------------------------------------------------------------------
            Income (loss) from continuing operations                       $      (3,816)         $    5,300         $   (30,634)
            Income (loss) from discontinued operations                                 -                 600              (8,982)
            ------------------------------------------------------------------------------------------------------------------------
            Net income (loss)                                              $      (3,816)         $    5,900         $   (39,616)
            ========================================================================================================================
             Weighted average common shares
               outstanding - Basic                                                34,096              32,826              32,336
             Effect of assumed conversion
               of stock options                                                        -               2,494                   -
            ------------------------------------------------------------------------------------------------------------------------
             Weighted average common shares
               outstanding - Diluted                                              34,096              35,320              32,336
            ========================================================================================================================
            Earnings (loss) per share - Basic:
                 From continuing operation                                 $       (0.11)         $     0.16         $     (0.95)
                 From discontinued operations                              $        0.00          $     0.02         $     (0.28)
            ------------------------------------------------------------------------------------------------------------------------
            Earnings (loss) per share - Basic                              $       (0.11)         $     0.18         $     (1.23)
            ========================================================================================================================
            Earnings (loss) per share - Diluted:
                 From continuing operations                                $       (0.11)         $     0.15         $     (0.95)
                 From discontinued operations                              $        0.00          $     0.02         $     (0.28)
            ------------------------------------------------------------------------------------------------------------------------
            Earnings (loss) per share - Diluted                            $       (0.11)         $     0.17         $     (1.23)
            ========================================================================================================================

All stock options outstanding have been excluded from the fiscal 2001 and 1999 calculations of diluted earnings per share, as their effect would be anti-dilutive.

Options and warrants to purchase 318,250 shares of common stock at exercise prices ranging from $18.50 to $26.94 per share were not included in the computation of diluted earnings per share for fiscal 2000, as the exercise prices of the options and warrants were greater than the average market price of the common shares. These options and warrants, which expire between January 26, 2010 and September 29, 2010, were all outstanding at the end of fiscal 2000.

11.   RELATED PARTIES
      ---------------

During fiscal 2001, 2000 and 1999, the Company recorded sales of equipment and consumables to Pitman Company ("Pitman") of $14.3 million, $15.4 million and $15.5 million, respectively. At December 29, 2001 and December 30, 2000, the Company had accounts receivable from Pitman of $2.5 million and $2.0 million, respectively. John Dreyer, who has been a director of the Company since February 1996, was Chairman of the Board and Chief Executive Officer and a director of Pitman during the reporting period and retired in 2001.

On February 28, 1998 the Company made a loan to Robert E. Verrando in the original amount of $200,000 at an interest rate of 8% per annum, with the principal and accrued interest payable on demand. Due to the Company as a result of the loan, and included in other current assets on December 29, 2001 and December 30, 2000 was $202,000 and $185,000, respectively. Mr. Verrando was the President and Chief Operating Officer of the Company from February 1996 to January 1999 when he retired from these positions. He was Secretary of the Company from September 1998 to December 2000, and he served as a Director of the Company's Board of Directors from November 1987 to December 2000, when he resigned from these positions. Mr. Verrando was an employee of the Company until December 28, 2001.

The Company paid R.H. Ventures, Inc., ("RH"), $144,000 for consulting services provided to the Company in fiscal 2001. Mr. Robert Howard, an executive of RH served as the Company's Chairman Emeritus from October 1998 to December 2000, when he resigned from this position. The Company paid Mr. Howard $181,000 in fiscal 2000 and $133,000 in fiscal 1999.

12.   SEGMENT INFORMATION AND MAJOR CUSTOMERS
      ---------------------------------------

The Company operates in two reportable segments, the Digital Imaging Products segment and the Lasertel segment. The Digital Imaging Products segment is primarily engaged in the development, manufacture and sales of its proprietary digital imaging systems and printing plate technologies for CTP and direct-to-press applications. The Lasertel segment is primarily engaged in the manufacture and development of the Company's high-powered laser diodes. The Company operated in one business segment for fiscal 1999 and as a result, no segment information is provided.

The accounting policies of the reportable segments are consistent with those of the Company. Sales between the segments are recorded at prices which approximate pricing for sales conducted at an arm's length basis. The segments are measured on operating profits or losses before net interest income, minority interest and income taxes.

A summary of the Company's operations by segment for the years ended December 29, 2001 and December, 30, 2000 were as follows:

(In thousands)                            DIGITAL IMAGING
                                             PRODUCTS                LASERTEL          INTER-SEGMENT              TOTAL
------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 29, 2001
NET REVENUES                                   $103,717              $  2,046            $  (3,460)              $102,303
INCOME (LOSS) FROM OPERATIONS                     8,745               (11,362)                                     (2,617)
TOTAL ASSETS                                     83,805                23,039                                     106,844
DEPRECIATION AND AMORTIZATION                     7,205                 1,798                                       9,003
CAPITAL EXPENDITURES                              2,636                 7,007                                       9,643

Year ended December 30, 2000
Net revenues                                   $ 85,794              $  1,670            $    (170)              $ 87,294
Income (loss) from operations                     7,555                (2,153)                                      5,402
Total assets                                    102,017                13,885                                     115,902
Depreciation and amortization                     6,517                   136                                       6,653
Capital expenditures                              8,590                 6,655                                      15,245

The geographic information included in the following table for fiscal 2001, 2000 and 1999 attributes revenues to the geographic locations based on the location of the Company's customer.

            (In thousands)                        2001                    2000                   1999
            ------------------------------------------------------------------------------------------------------
            Geographic Revenues:
               United States                   $ 39,948                $ 28,544               $ 20,636
               Germany                           32,738                  39,333                 14,100
               Japan                             13,410                   4,769                  8,106
               All Other                         16,207                  14,648                 12,122
            ------------------------------------------------------------------------------------------------------
            Total revenues                     $102,303                $ 87,294               $ 54,964
            ======================================================================================================

The Company's long-lived assets are located in the United States.

Revenues generated under the Company's agreements with Heidelberg and its distributors, Pitman Company and Xerox Corporation, totaled $42.6 million, $14.3 million and $14.2 million, respectively for fiscal 2001, with accounts receivable balances of $5.9 million, $2.5 million and $4.7 million, respectively, at December 29, 2001.

Revenues generated under the Company's agreements with Heidelberg and its distributors, and Pitman Company totaled $49.4 million, $15.4 million, respectively for fiscal 2000, with accounts receivable balances of $9.5 million and $2.0 million, respectively, at December 30, 2000. Revenues generated under the Company's agreements with Heidelberg and its distributors, and Pitman Company totaled $21.6 million, $15.5 million, respectively for fiscal 1999. No other customer represented more than ten percent of the Company's revenues in fiscal 2001, 2000 and 1999.

13.   COMMITMENTS AND CONTINGENCIES
      -----------------------------

The Company leases a number of its facilities under non-cancelable operating leases, many of which contain renewal options. The agreements generally require minimum monthly rents, adjusted annually, plus a pro rata share of real estate taxes and certain other expenses. Total rental expenses as a result of these agreements were $473,000, $424,000, and $449,000 for fiscal 2001, 2000 and 1999, respectively.

As of December 29, 2001, future minimum lease payments under these agreements were as follows:

               2002                              $ 279,000
               2003                                124,000
               2004                                  4,000
            ---------------------------------------------------
               Total                             $ 407,000
            ===================================================

The Company has employment agreements with certain key executive officers. The agreements provide for minimum salary levels, subject to periodic review by the Company's Board of Directors or Compensation Committee. The employment agreements also contain certain termination and change in control provisions, as defined in the agreements. The Company's maximum contingent liability under such agreements as of December 29, 2001 would be $1.7 million.

The Company entered into an agreement in fiscal 2000 with Fuji Photo Film Co., Ltd. ("Fuji"), whereby minimum royalty payments to Fuji are required based on specified sales volumes of the Company's A3 format size four-color sheet-fed press. The agreement provides for payment of a total of $14.0 million in royalties, of which a minimum of $6.0 million is required to be paid by June 2005. The remaining commitment under the agreement is payable at specified rates based on units shipped. The Company's maximum remaining liability under the royalty agreement is $13.0 million as of December 29, 2001.

14.   HEIDELBERG AGREEMENTS
      ---------------------

In January 1991, the Company entered into a Master Agreement and a Technology License Agreement (collectively referred to as the "Heidelberg Agreements") with Heidelberg. Heidelberger Druckmaschinen AG ("Heidelberg"), one of the world's largest manufacturers of printing presses and printing equipment, based in Germany, which covered the integration of the DI technology into various presses manufactured by Heidelberg.

Under the Heidelberg Agreements, Heidelberg is required to pay royalties to the Company based on the net sales prices of various specified types of Heidelberg presses on which the Company's DI technology is used. Heidelberg has been provided with certain rights for use of the DI technology for the Quickmaster DI format size. The Heidelberg Agreements expire in December 2011 subject to certain early termination and extension provisions.

In July 2001, the Company settled its outstanding arbitration proceedings with Heidelberg. Under the terms of the settlement, the Company and Heidelberg agreed that the licensing arrangements for the Heidelberg Quickmaster 46DI shall be non-exclusive. Also under the terms of the settlement, the Company agreed to reduce the royalty payable by Heidelberg for imaging kits delivered with the Heidelberg Quickmaster 46DI by approximately $9,000 per kit. This reduced royalty rate will become effective for imaging kits delivered after May 1, 2002.

In addition, in consideration for the resolution of certain issues related to prior lost revenue that formed part of the arbitration proceedings, Heidelberg made a one-time payment of $750,000 to the Company in the fourth quarter of 2001.

Additionally, pursuant to the terms of the settlement, the Company and Heidelberg agreed to license on a non-exclusive basis certain know-how and patent rights. The Company also licensed to Heidelberg the right to use the DI trademark in connection with its press and imaging products. The settlement did not resolve patent infringement claims between the parties with respect to the Heidelberg Speedmaster 74-DI press but established a mechanism to do so upon resolution of the Company's outstanding patent litigation with Creo Products, Inc. For a description of the action with Creo Products, Inc., see Item 3, Legal Proceedings.

15.   OTHER INFORMATION
      -----------------

In March 2000, the Company entered into an agreement with the plaintiffs in several class actions lawsuits consolidated under the common caption "Bill Berke, et al. v. Presstek, Inc., et al." in the United States District Court, District of New Hampshire to settle the class action lawsuit. The Company also executed a memorandum of understanding with respect to the settlement of the derivatives lawsuits, filed on behalf of the Company, one in the Chancery Court of the State of Delaware and the other in the United States District Court,

District of New Hampshire. Under the terms of the class action settlement, $22.0 million, in the form of 1,245,246 shares of the Company's common stock, was to be paid to the class. The Company issued 808,050 of such shares in the first quarter of fiscal 2001 and issued 437,196 of such shares in the fourth quarter of fiscal 2000. In the memorandum of understanding in the derivative litigation, the Company agreed to issue 60,582 shares of common stock and agreed to certain therapeutic improvements to its internal policies. The Company issued the 60,582 shares in the third quarter of fiscal 2000. As a result of these issuances all shares of common stock required to be issued under both the class action settlement and the memorandum of understanding in the derivative litigation have been issued. These shares were recorded as issued in fiscal 2000. The Company recorded a charge of $23.2 million in the fourth quarter of fiscal 1999 related to the settlements.

In August 1999 Creo Inc., ("Creo"), filed an action in the United States District Court for the District of Delaware against the Company asserting that Creo has a "reasonable apprehension that it will be sued by Presstek for infringement" of two of the Company's patents and seeking a declaration that Creo's products "do not and will not infringe any valid and enforceable claims" of the patents in question. In September 1999, the Company filed a counterclaim against Creo for patent infringement. The Company claimed that Creo infringed two direct imaging patents owned by the Company which had recently been the subject of re-examination by the U.S. Patent and Trademark Office. This action went to trial before the court without a jury during the week of June 25, 2001. The court issued a decision on September 11, 2001, in which it affirmed the validity and enforceability of the Company's on-press imaging patents, but held that the current Creo DOP System did not infringe the patents. The Company disagrees with the Court's conclusion on infringement. Creo has appealed the Court's decision that the patents are valid and enforceable, and the Company has cross-appealed the finding of non-infringement by the current Creo DOP System.

In December of 1999 a complaint was filed by PPG, Inc. ("PPG") against Delta V in the United States District Court for the Western District of Pennsylvania alleging that Delta V sold to PPG certain vacuum coating equipment that did not meet certain product specifications. An amended complaint was filed in April of 2000. In the suit, PPG seeks damages in excess of $7.0 million. In addition to naming Delta V as a defendant in the complaint, PPG also named Presstek as a defendant, seeking damages from Presstek and attempting to hold Presstek liable for the alleged breach of contract by its subsidiary, Delta V, on a theory of indirect liability. Motions to dismiss for improper venue were denied, but venue was transferred to the United States District Court for the Middle District of Pennsylvania. Presstek (and Delta V) have answered the complaint and Delta V has asserted a counterclaim against PPG and a cross-claim against Circonix, a Delta V subcontractor for the vacuum coater project. A motion by Circonix to dismiss PPG's complaint was denied and Circonix has subsequently filed an interlocutory appeal. In addition, on October 29, 2001, Circonix filed cross-claims against Presstek and Delta V. On February 1, 2002, Circonix filed a voluntary petition of bankruptcy in the United States Bankruptcy Court, staying the litigation of the claims against Circonix. The Company intends to continue to vigorously defend this action.

16.   SUBSEQUENT EVENTS
      -----------------

In late February 2002, Adamovski Strojirny, a.s. (Adast) of the Czech Republic, the Company's supplier of its B3-size sheet-fed press, joined in a bankruptcy petition filed by its creditors on February 27, 2002. As a result the Company booked a $2.1 million write-off in the fourth quarter of fiscal 2001 to cover any exposure related to advances made by the Company to obtain equipment. As a result of this charge, the Company was not in compliance with its loan covenants at December 29, 2001, but has subsequently received notice from its lenders waiving the Company's non-compliance.

17.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      -------------------------------------------

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share data)
FISCAL 2001                                      Q1         Q2         Q3          Q4
Total revenues                             $ 25,765   $ 27,131   $ 26,324    $ 23,083(1)
Total costs and expenses                     24,589     26,675     28,788      24,868(2)
Net income (loss)                          $    973   $    105   $ (2,816)   $ (2,078)
=====================================================================================
Earnings (loss) per share - Basic          $   0.03   $   0.00   $  (0.08)   $  (0.06)
=====================================================================================
Earnings (loss) per share - Diluted        $   0.03   $   0.00   $  (0.08)   $  (0.06)
=====================================================================================
Weighted average common shares
   Outstanding - Basic                       34,064     34,101     34,109      34,111
=====================================================================================
Weighted average common shares
   outstanding - Diluted                     34,621     34,662     34,109      34,111
=====================================================================================


Fiscal 2000                                      Q1         Q2         Q3          Q4
-------------------------------------------------------------------------------------

Total revenues                             $ 19,035   $ 21,216   $ 22,038    $ 25,005
Total costs and expenses                     18,743     20,648     20,309      22,192
Net income from continuing operations           391        568      1,656       2,685
Net income from discontinued operations           -          -          -         600(3)
Net income                                 $    391   $    568   $  1,656    $  3,285
=====================================================================================
Earnings per share - Basic:
      From continuing operations           $   0.01   $   0.02   $   0.05    $   0.08
      From discontinued operations         $   0.00   $   0.00   $   0.00    $   0.02
-------------------------------------------------------------------------------------
Earnings per share - Basic                 $   0.01   $   0.02   $   0.05    $   0.10
=====================================================================================
Earnings per share - Diluted:
      From continuing operations           $   0.01   $   0.02   $   0.05    $   0.08
      From discontinued operations         $   0.00   $   0.00   $   0.00    $   0.01
-------------------------------------------------------------------------------------
Earnings per share - Diluted               $   0.01   $   0.02   $   0.05    $   0.09
=====================================================================================
Weighted average common shares
   outstanding - Basic                       32,561     32,601     32,659      33,443
=====================================================================================
Weighted average common shares
   outstanding - Diluted                     34,195     34,106     33,800      34,846
=====================================================================================


 (1) Includes a $1.5 million sales reversal related to a return of a shipment by the Company's Lasertel subsidiary.

 (2) Includes a $2.1 million write-off recorded in fiscal 2001 against pre-payments made as a result of a supplier's bankruptcy petition in 2002.

 (3) Relates to the operations of Delta V Technologies, Inc., which were shut-down in fiscal 1999. See Note 3 of notes to the financial statements.

PRESSTEK, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

                                                                                CHARGED TO            CHARGES
                                            BALANCE AT       CHARGED TO           OTHER                 ADD           BALANCE AT
FISCAL                                     BEGINNING OF       COSTS AND           ACCOUNT             (DEDUCT)          END OF
YEAR         DESCRIPTION                   FISCAL YEAR        EXPENSES           DESCRIBE             DESCRIBE        FISCAL YEAR
-----------------------------------------------------------------------------------------------------------------------------------
1999    Allowance for losses on
        accounts receivable                $ 2,536           $ 2,240          $     -            $(1,474) (1)         $ 3,302
===================================================================================================================================

        Warranty reserve                       930              290                 -               (263) (2)             957
===================================================================================================================================

2000    Allowance for losses on
        accounts receivable                $ 3,302           $  686           $     -            $(1,146) (1)         $ 2,842
===================================================================================================================================

        Warranty reserve                       957              862                 -             (1,221) (2)             598
===================================================================================================================================

===================================================================================================================================
2001    Allowance for losses on
        accounts receivable                $ 2,842           $  990           $     -            $(1,412) (1)         $ 2,420
===================================================================================================================================

===================================================================================================================================
        Warranty reserve                       598            3,877                 -             (3,682) (2)             793
===================================================================================================================================

(1)     Allowance for losses

(2)     Warranty expenditures

                     (This page intentionally left blank.)