Form 10-Q
period 2002-03-30
PRESSTEK INC /DE/
filed 2002-05-14
CIK 846876

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended March 30, 2002

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
                                                            --------------

       ------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)

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

As of May 7, 2002, there were 34,124,231 shares of the registrant's common stock, $.01 par value per share, outstanding.

================================================================================

PRESSTEK, INC.

INDEX

PART I       FINANCIAL INFORMATION                                        PAGE

   Item 1.   Financial Statements

             Balance Sheets as of March 30, 2002 (unaudited) and
             December 29, 2001                                              3

             Statements of Operations for the three months ended
             March 30, 2002 and March 31, 2001 (unaudited)                  4

             Statements of Cash Flows for the three months ended
             March 30, 2002 and March 31, 2001 (unaudited)                  5

             Notes to Financial Statements (unaudited)                      6

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     11

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk    18

PART II      OTHER INFORMATION

   Item 1.   Legal Proceedings                                             19

   Item 6.   Exhibits and Reports on Form 8-K                              19

Signatures                                                                 20

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

PRESSTEK, INC.

                                                                                      MAR 30            DEC 29
BALANCE SHEETS                                                                         2002              2001
(In thousands, except share data)                                                   (UNAUDITED)
----------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                         $   7,835         $   2,492
   Accounts receivable, net of allowance for losses
     of $2,083 and $2,420 in fiscal 2002 and 2001, respectively                         16,128            18,117
   Inventories                                                                          17,530            17,818
   Advances to suppliers                                                                  --                 303
   Other current assets                                                                  1,095               815
----------------------------------------------------------------------------------------------------------------
          Total current assets                                                          42,588            39,545
----------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                      58,953            61,235
----------------------------------------------------------------------------------------------------------------

OTHER ASSETS:
   Patent application costs and license rights, net                                      4,276             4,358
   Other                                                                                 1,579             1,706
----------------------------------------------------------------------------------------------------------------
          Total other assets                                                             5,855             6,064
----------------------------------------------------------------------------------------------------------------

                    TOTAL                                                            $ 107,396         $ 106,844
================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                                                                     $    --           $     967
   Current portion of long-term debt                                                     2,381             2,343
   Accounts payable                                                                      3,830             2,067
   Accrued expenses                                                                      5,926             5,920
   Deferred revenues                                                                     1,593             1,507
----------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                     13,730            12,804
----------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT, NET OF CURRENT PORTION                                                  13,445            14,055
----------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized
     1,000,000 shares; no shares issued or outstanding                                    --                --
   Common stock, $.01 par value; authorized 75,000,000 shares;
     issued and outstanding 34,124,231 shares at
     March 30, 2002; 34,115,906 shares at December 29, 2001                                341               341
   Additional paid-in capital                                                           97,395            97,342
   Accumulated  deficit                                                                (17,515)          (17,698)
----------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                    80,221            79,985
----------------------------------------------------------------------------------------------------------------
                    TOTAL                                                            $ 107,396         $ 106,844
================================================================================================================

See notes to financial statements

PRESSTEK, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
 (In thousands, except per share data)

                                                                                        MAR 30           MAR 31
FOR THE THREE MONTHS ENDED                                                               2002             2001
----------------------------------------------------------------------------------------------------------------
REVENUES:
   Product sales                                                                       $ 19,347         $ 23,641
   Royalties and fees from licensees                                                      1,450            2,124
----------------------------------------------------------------------------------------------------------------
     Total revenues                                                                      20,797           25,765
----------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
   Cost of products sold                                                                 12,528           15,442
   Research and product development                                                       3,119            2,935
   Sales, marketing and customer support                                                  2,438            3,140
   General and administrative                                                             2,328            3,072
----------------------------------------------------------------------------------------------------------------
     Total costs and expenses                                                            20,413           24,589
----------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                                      384            1,176
----------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest, net                                                                           (231)            (218)
   Other, net                                                                                30               15
----------------------------------------------------------------------------------------------------------------
     Total other income (expense)                                                          (201)            (203)
----------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                                  183              973
PROVISION FOR INCOME TAXES                                                                 --               --
----------------------------------------------------------------------------------------------------------------
NET INCOME                                                                             $    183         $    973
================================================================================================================

EARNINGS PER SHARE - BASIC                                                             $   0.01         $   0.03
================================================================================================================

EARNINGS PER SHARE - DILUTED                                                           $   0.01         $   0.03
================================================================================================================

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC                                                                     34,122           34,064
================================================================================================================
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - DILUTED                                                                   34,164           34,621
================================================================================================================

See notes to financial statements

PRESSTEK, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                                        MAR 30           MAR 31
FOR THE THREE MONTHS ENDED                                                               2002             2001
----------------------------------------------------------------------------------------------------------------
CASH FLOWS - OPERATING ACTIVITIES:

   Net Income                                                                          $    183         $    973
     Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                       2,447            2,053
      Provision for warranty and other costs                                                 39              442
      Provision for losses on accounts receivable                                          --                300
      Other, net                                                                            109              165
     Changes in operating assets and liabilities:
      Accounts receivable                                                                 1,989              429
      Inventories                                                                           288           (2,250)
      Advances to suppliers and other current assets                                         23             (283)
      Accounts payable                                                                    1,763              857
      Accrued expenses                                                                      (27)             565
      Deferred revenue                                                                       86           (1,841)
      Other assets                                                                         (139)            (173)
----------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                              6,761            1,237
----------------------------------------------------------------------------------------------------------------

CASH FLOWS - INVESTING ACTIVITIES:
      Property, plant and equipment purchases                                              (100)          (5,510)
      Proceeds from sale of equipment                                                       169             --
----------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) investing activities                                       69           (5,510)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS - FINANCING ACTIVITIES:
      Net proceeds from stock option exercises                                               53              528
      Repayments of revolving line of credit                                               (967)            --
      Repayments of mortgage term loan                                                     (262)            (147)
      Repayments of lease line of credit                                                   (311)            (286)
----------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities                                   (1,487)              95
----------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          5,343           (4,178)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                             2,492           11,972
----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF PERIOD                                                $  7,835         $  7,794
================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
      Interest                                                                         $    245         $    341
================================================================================================================
      Income taxes                                                                     $   --           $     46
================================================================================================================

See notes to financial statements

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 30, 2002

1.   BASIS OF PRESENTATION
     ---------------------
Presstek, Inc. (the "Company" or "Presstek", ) is a manufacturer, developer and marketer of digital laser imaging and chemistry-free plate technologies for the printing and graphic arts industries. Presstek's products and applications incorporate its patented Direct Imaging (DI(R)) technologies and consumables for computer-to-plate ("CTP") and direct-to-press applications.

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

The Company operates and reports on a 52/53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements include the thirteen week periods ended March 30, 2002 ("the first quarter of fiscal 2002") and March 31, 2001 ("the first quarter of fiscal 2001").

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the fiscal year ended December 29, 2001. The December 29, 2001 information has been derived directly from the annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring. Operating results for the three months ended March 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2002.

Certain accounts in the March 31, 2001 financial statements have been reclassified for comparative purposes to conform to the presentation in the March 30, 2002 financial statements.

2.   INVENTORIES
     -----------
Inventories consisted of the following at March 30, 2002 and December 29, 2001:

     (In thousands)                                    2002            2001
     ------------------------------------------- --------------- ---------------
     Raw materials                                  $   5,119       $   4,458
     Work in process                                    4,775           4,530
     Finished goods                                     7,636           8,830
     ------------------------------------------- --------------- ---------------
          Total inventories                         $  17,530       $  17,818
     =========================================== =============== ===============

3.   PROPERTY, PLANT AND EQUIPMENT, NET
     ----------------------------------
Property, plant and equipment, net consisted of the following at March 30, 2002 and December 29, 2001:

     (In thousands)                                    2002            2001
     ------------------------------------------- --------------- ---------------
     At cost:
     Land and improvements                          $   2,038       $   2,038
     Buildings and leasehold improvements              26,245          26,245
     Production equipment and other                    48,812          49,147
     Office furniture and equipment                     5,132           5,119
     ------------------------------------------- --------------- ---------------
                                                       82,227          82,549
     Less accumulated depreciation                    (23,274)        (21,314)
     ------------------------------------------- --------------- ---------------
        Total, property, plant and equipment, net   $  58,953       $  61,235
     =========================================== =============== ===============

4.   ACCRUED EXPENSES
     ----------------
Accrued expenses consisted of the following at March 30, 2002 and December 29, 2001:

     (In thousands)                                    2002            2001
     ------------------------------------------- --------------- ---------------
     Accrued payroll and benefits                   $   2,219       $   1,811
     Accrued warranty                                     593             793
     Net current liabilities of
       discontinued operations                          1,507           1,521
     Other current liabilities                          1,607           1,795
     ------------------------------------------- --------------- ---------------
        Total accrued expenses                      $   5,926       $   5,920
     =========================================== =============== ===============

5.   LONG-TERM DEBT
     --------------
Long-term debt consisted of the following at March 30, 2002 and December 29, 2001:

     (In thousands)                                    2002            2001
     ------------------------------------------- --------------- ---------------
     Mortgage term loans                            $   8,218       $   8,480
     Lease line of credit                               7,608           7,918
     ------------------------------------------- --------------- ---------------
                                                       15,826          16,398
     Less current portion                              (2,381)         (2,343)
     ------------------------------------------- --------------- ---------------
     Total long-term debt, net of current portion   $  13,445       $  14,055
     =========================================== =============== ===============

In addition to the mortgage term loans and the lease line of credit, the Company has a revolving line of credit loan with Citizens Bank New Hampshire, which expires in September 2002 under which the Company may borrow $16.0 million. The revolving line of credit is subject to a borrowing base formula based on eligible accounts receivable and inventories, as defined by the loan agreement, and reduced by the amount of all letters of credit outstanding. The revolving line of credit loan is secured by substantially all of the Company's assets, with interest payable at the LIBOR rate plus 1.50% (3.38% at March 30, 2002). As of March 30, 2002, the Company had $7.8 million outstanding under a standby letter of credit, and $8.2 million available under the revolving line of credit loan, subject to the borrowing base formula.

Under the terms of the mortgage term loans, the lease line of credit and the revolving line of credit agreements, the Company is required to meet various restrictive covenants on a quarterly and annual basis, including maximum funded debt to EBITDA and minimum fixed charge coverage covenants. The Company was not in compliance with these two covenants at March 30, 2002 as a result of the $2.1 million write-off related to advances made to Adast, recorded in December 2001. In March 2002, the Company received notice from its lenders waiving the non-compliance with these covenants for the first quarter of fiscal 2002 and amending the terms of certain covenants for the second quarter of fiscal 2002.

6.   INCOME TAXES
     ------------
The Company did not record a provision for income taxes as a result of the utilization of net operating loss carryforwards for the first quarters of fiscal 2002 and fiscal 2001.

7.   EARNINGS PER SHARE
     ------------------
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed giving effect to all diluted potential common shares that were outstanding during the period. Diluted potential common shares consist of the incremental common shares issuable upon exercise of stock options and warrants that have an exercise price that is less than the average market price of the common shares for the period.

The basic and diluted earnings per share at March 30, 2002 and March 31, 2001:

     (In thousands, except per share data)                   2002       2001
     ---------------------------------------------------- ---------- ----------
     Net income                                           $      183 $      973
     ==================================================== ========== ==========
     Weighted average common shares
        Outstanding - Basic                                   34,122     34,064
     Effect of assumed conversion
        of stock options                                          42        557
     ---------------------------------------------------- ---------- ----------
     Weighted average common shares
       Outstanding - Diluted                                  34,164     34,621
     ==================================================== ========== ==========
     Earnings per share - Basic                           $     0.01 $     0.03
     ==================================================== ========== ==========
     Earnings per share - Diluted                         $     0.01 $     0.03
     ==================================================== ========== ==========

Options and warrants to purchase 2,662,161 shares of common stock at exercise prices ranging from $6.94 to $26.94 per share were outstanding during a portion of the first quarter of fiscal 2002, but were not included in the computation of diluted earnings per share as the exercise prices of the options and warrants were greater than the average market price of the common shares. These options and warrants, which expire from December 31, 2002 through March 26, 2012, were all outstanding at March 30, 2002.

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

8.   COMPREHENSIVE INCOME
     --------------------
Comprehensive income is comprised of net income and all changes in stockholder's equity except those due to investments by owners and distributions to owners. For the first quarters of fiscal 2002 and fiscal 2001 there were no differences between net income and comprehensive income.

9.   SEGMENT INFORMATION
     -------------------
The Company operates in two reportable segments, the Digital Imaging Products segment and the Lasertel segment. The Digital Imaging Products segment is primarily engaged in the development, manufacture and sales of its proprietary digital imaging systems and printing plate technologies for CTP and direct-to-press applications. The Lasertel segment is primarily engaged in the manufacture and development of the Company's high-powered laser diodes.

The accounting policies of the reportable segments are consistent with those of the Company. Sales between the segments are recorded at prices which approximate pricing for sales conducted at an arm's length basis. The segments are measured on operating profits or losses before net interest income, minority interest and income taxes.

A summary of the Company's operations by segment for the first quarter of fiscal 2002 and the first quarter of fiscal 2001 were as follows:

                                       DIGITAL
                                       IMAGING               INTER-
(In thousands)                         PRODUCTS   LASERTEL   SEGMENT     TOTAL
----------------------------------     --------   --------   -------   --------

FIRST QUARTER ENDED MARCH 30, 2002
----------------------------------
NET REVENUES                           $ 20,797   $    292   $  (292)  $ 20,797
INCOME (LOSS) FROM OPERATIONS             2,011     (1,627)                 384
TOTAL ASSETS                             84,024     23,372              107,396
DEPRECIATION AND AMORTIZATION             1,820        627                2,447
CAPITAL EXPENDITURES                         82         18                  100

First quarter ended March 31, 2001
----------------------------------
Net revenues                           $ 25,765   $    588   $  (588)  $ 25,765
Income (loss) from operations             3,965     (2,789)               1,176
Total assets                             97,534     19,458              116,992
Depreciation and amortization             1,842        211                2,053
Capital expenditures                      1,270      4,240                5,510


10.  RECENTLY ISSUED ACCOUNTING STANDARDS
     ------------------------------------
Effective December 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" ("SFAS 142"), which supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS 142 is effective for fiscal 2002. The adoption of SFAS 142 has had no impact on the Company's results of operations or financial position.

Effective December 30, 2001, the Company also adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The adoption of SFAS 144 has had no impact on the Company's results of operations or financial position.

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

11.  SUBSEQUENT EVENTS
     -----------------
In April 2002 the Company entered into a Separation Agreement and Release (the "Hallman Agreement") with Robert W. Hallman, former President and Chief Executive Officer of the Company. Pursuant to the Hallman Agreement, effective as of April 30, 2002, Mr. Hallman resigned from all positions held by him with the Company and any of its subsidiaries, including his position as a Director of Presstek. Under the Hallman Agreement, the Company agreed to pay Mr. Hallman a separation payment equal to three times his current annual salary. The separation payment is payable bi-weekly over 36 months until May 2005. In addition, under the Hallman Agreement, the Company agreed to amend four of Mr. Hallman's outstanding stock options granted under the Company's 1994 Stock Option Plan and 1998 Stock Incentive Plan. In particular, the options were amended to provide that, as of April 30, 2002, all of the shares underlying such options are fully vested and immediately exercisable and that each of the options will remain exercisable by Mr. Hallman until their expiration date. In consideration for the payments and other benefits under the Hallman Agreement, Mr. Hallman agreed for a period of five (5) years commencing on April 30, 2002, not to engage in any business activity on behalf of an entity which is a direct competitor of the Company and agreed not to recruit, solicit or offer employment to any employee of the Company. The Company will record a charge of $1.2 million in the second quarter of fiscal 2002 relating to the severance payments under the Hallman Agreement.

On May 1, 2002, the Company borrowed an additional $3.0 million against its lease line of credit facility with Keybank National Association. This borrowing bears a fixed rate of interest of 6.09% per annum, adjusted for the LIBOR index, plus 425 basis points. Principal and interest is due and payable in sixty equal monthly installments of $58,126, beginning on June 1, 2002. This borrowing is secured by certain of the Company's equipment valued at $5.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the Company's expectations for its financial and operating performance in 2002 and beyond, the adequacy of internal cash for the Company's operations, the ability of the Company to manage its working capital and inventory levels, availability of component materials, management's plans and goals with regard to the Company's shipping and production capabilities, management's plans and goals for the Company's Lasertel subsidiary, the expected capital requirements of Lasertel, expected sales of the Company's products, the ability of Lasertel to generate positive cash flows in the near term, the strength of the Company's various strategic partnerships both on manufacturing and distribution, the expected impact of the Adast bankruptcy on the Company, among others. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors that could cause or contribute to such differences include continued support from the Company's banks, the Company's ability to receive waivers from its banks for any debt covenant violations, the Company's dependency on its strategic partners (both on manufacturing and distribution), shortages of critical or sole-source component supplies, the availability and quality of Lasertel's laser diodes, manufacturing constraints or difficulties, (as well as manufacturing difficulties experienced by our sub-manufacturing partners and their capacity constraints), the impact of general market factors in the print industry generally and the economy as a whole, market acceptance of and demand for the Company's products and resulting revenues and other risks detailed in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 on file with the Securities and Exchange Commission, as well as those discussed elsewhere in this report. The words "looking forward," "looking ahead," "believe(s)," "should," "plan," "expect(s)," "project(s)," "anticipate(s)," "may," "likely," "potential," "opportunity" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made and readers are advised to consider such forward-looking statements in light of the risks discussed above. Presstek undertakes no obligation to update any forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

The Company operates and reports on a 52/53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements include the thirteen week periods ended March 30, 2002 ("the first quarter of fiscal 2002") and March 31, 2001 ("the first quarter of fiscal 2001").

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

STRATEGIC RELATIONSHIPS

In December 2001, the Company signed an agreement with Koenig & Bauer, AG ("KBA"), an international supplier of printing presses, of Wurzburg, Germany. Under the terms of the agreement, KBA is to market and sell the 46 Karat press, an A3 format size four-color sheet-fed DI press, in certain geographic markets. Similar to the Heidelberg, Ryobi, and Xerox presses that use PEARLdry spooled plates, the 46 Karat delivers fully automated plate advancing, imaging, ink presetting, and printing. In addition, KBA is expected to distribute and sell the Dimension400 computer-to-plate system, and the Company's Anthem plate in Europe. KBA also manufactures and markets a digital offset press, the 74 Karat, which uses Presstek's direct imaging and PEARLdry plates, and related intellectual property under license. Regulations regarding chemical waste and disposal, the new European economy, the suitability of DI for printing variable quantities in different languages, and increasing investment in the Eastern European countries are all anticipated to have a positive effect on the sales of DI presses in Europe. PEARLdry Plus plates for the 46 Karat will be marketed directly by KBA and through Presstek's European distributor network.

In April 2001, the Company entered into an agreement with Adamovske Strojirny a.s. ("Adast") pursuant to which Adast agreed to manufacture both the four color and five color B3 size sheet-fed presses for sale by Presstek. In late February 2002, Adast announced it had joined in a bankruptcy petition filed by its creditors. A bankruptcy trustee was appointed in early March 2002. Adast has indicated that it is continuing to operate under bankruptcy protection and that it is in negotiations with various parties to obtain interim financing. While the Company has an adequate supply of Adast presses and spare parts to meet the projected needs of its customers in the near term, there can be no assurance that Adast's bankruptcy will not have an adverse impact on the Company.

RESULTS OF OPERATIONS

REVENUES

The Company's revenues of $20.8 million and $25.8 million for the first quarter of fiscal 2002 and fiscal 2001, respectively, were related to the Digital Imaging Products segment, and consisted of product sales, installation and customer support revenues, royalties and license fees. The Lasertel segment reported no third party revenues for the first quarters of fiscal 2002 or 2001.

Product sales for the first quarter of fiscal 2002 were $19.4 million as compared to $23.7 million for the first quarter of fiscal 2001, a decrease of $4.3 million or 18%. This decrease in product sales was due primarily to volume and price decreases of direct imaging kits sold to Heidelberg Druckmaschinen AG ("Heidelberg") for use in the Quickmaster DI, volume decreases of press shipments to Xerox Corporation for the DocuColor 233DI and the DocuColor 400DI. Effective in the third quarter of 2001, prices of direct imaging kits sold to Heidelberg were reduced approximately 10%. These decreases were partially offset by volume increases of direct imaging kits sold to Ryobi Limited for use in the Ryobi 3404DI, as well as volume increases of the Company's CTP Dimension platesetter products and thermal consumable products. The revenues generated from the sale of the Company's PEARLdry and other consumable products were $13.7 million for the first quarter of fiscal 2002, an increase of $1.2 million or 9.6%, as compared to $12.5 million for the first quarter of fiscal 2001. These consumable product revenues included $5.8 million and $5.1 million for the first quarter of fiscal 2002 and fiscal 2001, respectively, sold under the Company's agreements with Heidelberg and its distributors.

Royalties and fees from licensees for the first quarter of fiscal 2002 of $1.5 million decreased $674,000 or 32% as compared to royalties and fees of $2.1 million for the first quarter of fiscal 2001. Royalties decreased $1.0 million or 62% comparing the first quarter of fiscal 2002 to the first quarter of fiscal 2001, primarily as a result of decreased shipments to Heidelberg of direct imaging systems used in the Quickmaster DI.

Revenues generated under the Company's agreements with Heidelberg and its distributors were $7.9 million in the first quarter of fiscal 2002, a decrease of $3.4 million or 30% from revenues of $11.3 million for the first quarter of fiscal 2001. Revenues from Heidelberg represented 38% and 44% of total revenues for the first quarter of fiscal 2002 and fiscal 2001, respectively.

In connection with the settlement of its outstanding arbitration proceedings with Heidelberg, the Company agreed to reduce the royalty payable by Heidelberg for imaging kits delivered in connection with the Heidelberg Quickmaster 46 DI by approximately $9,000 per kit. This reduced royalty rate will become effective for imaging kits delivered after May 1, 2002.

COST OF PRODUCTS SOLD

Cost of products sold consists of the costs of material, labor and overhead, shipping and handling costs and warranty expenses. Cost of products sold for the Digital Imaging Products segment for the first quarter of fiscal 2002 was $11.6 million as compared to $13.5 million for the first quarter of fiscal 2001, a decrease of $1.9 million or 14%. The gross margin on product sales for the Digital Imaging Products segment decreased to 40% for the first quarter of fiscal 2002, from 43% for the first quarter of fiscal 2001. This decrease was primarily a result of the decrease in shipments of direct imaging kits sold to Heidelberg for use in the Quickmaster DI, and lower margins for the Company's Dimension CTP products.

Cost of products sold for the Lasertel segment for the first quarter of fiscal 2002 were $900,000, as compared to $1.9 million in the first quarter of fiscal 2001. The decrease of $1.0 million or 53% was primarily as a result of reduced salaries and benefits related to head count reductions in the first quarter of fiscal 2002.

RESEARCH AND PRODUCT DEVELOPMENT

Research and product development expenses consist primarily of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct the Company's equipment and consumable product development efforts. Research and product development expenses for the Digital Imaging Products segment were $2.8 million or 13% of revenues for the first quarter of fiscal 2002 as compared to $2.9 million or 11% of revenues for the first quarter of fiscal 2001. The decrease of $100,000 relates primarily to reduced salaries as a result of head count reductions in the first quarter of fiscal 2002, as well as reduced professional and contracted services as part of the Company's cost reduction programs put into place in the third quarter of fiscal 2001. These reductions were offset by an increase in spending for parts and supplies related to ongoing development programs. The Company's product development cycle centers around major industry trade shows, such as Drupa held every four of five years. As a result, the Company's research and product development expenses vary in accordance with its product development cycle.

Research and product development expenses for the Lasertel segment were $263,000 or 1% of revenues for the first quarter of fiscal 2002. These expenses related primarily to salaries, benefits, and the costs of parts and supplies to support Lasertel's research activities in the graphics industry. Research and product development expenses were negligible for the Lasertel segment in the first quarter of fiscal 2001.

SALES, MARKETING AND CUSTOMER SUPPORT

Sales, marketing and customer support expenses consist primarily of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs related to the Company's sales, marketing and customer support activities. Sales, marketing and customer support expenses for the Digital Imaging Products segment were $2.4 million, or 12% of revenues for the first quarter of fiscal 2002 as compared to $3.0 million or 12% of revenues for the first quarter of fiscal 2001. The decrease of $600,000 relates primarily to reduced salaries, benefits, and related travel costs as a result of head count reductions in the first quarter of fiscal 2002, as well as reduced professional and contracted services.

Sales, marketing and customer support expenses for the Lasertel segment were $83,000 or less than 1% of revenues for the first quarter of fiscal 2002 as compared to $136,000 or less than 1% of revenues for the first quarter of fiscal 2001. These expenses relate primarily to salaries, benefits and advertising expenses to support Lasertel's marketing activities in the defense, medical and graphics industries. The decrease of $53,000 relates primarily to reduced salaries and benefits as a result of head count reductions in the first quarter of fiscal 2002.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of payroll and related expenses for personnel, and contracted professional services necessary to conduct the finance, information systems, human resources and administrative activities of the Company. General and administrative expenses for the Digital Imaging Products segment were $2.0 million or 10% of revenues for the first quarter of fiscal 2002, as compared to $2.3 million or 9% of revenues for the first quarter of fiscal 2001. The decrease of $300,000 relates primarily to decreases in legal fees as a result of the settlement of the Company's arbitration proceedings with Heidelberg in July 2001.

General and administrative expenses for the Lasertel segment were $338,000 or 1% of revenues for the first quarter of fiscal 2002 as compared to $753,000 or 3% of revenues for the first quarter of fiscal 2001. The decrease of $415,000 relates primarily to reduced salaries and benefits as a result of head count reductions in the first quarter of fiscal 2002.

OTHER INCOME (EXPENSE)

Other income (expense) includes primarily interest income and expense. Other expense, net was $201,000 or 1% of revenues for the first quarter of fiscal 2002 as compared to other expense, net of $203,000 or 1% of revenues for the first quarter of fiscal 2001. Interest income was $14,000 for the first quarter of fiscal 2002 as compared to $123,000 for the first quarter of fiscal 2001. The decrease of $109,000 is primarily attributed to the decrease in interest rates for the period. Interest expense was $245,000 for the first quarter of fiscal 2002 as compared to $341,000 for the first quarter of fiscal 2001. The decrease of $96,000 is primarily attributed to lower interest rates on borrowings.

PROVISION FOR INCOME TAXES

The Company did not record a provision for income taxes as a result of the utilization of net operating loss carryforwards for the first quarters of fiscal 2002 and fiscal 2001.

NET INCOME

As a result of the foregoing, the Company had net income of $183,000 for the first quarter of fiscal 2002, as compared to net income of $973,000 for the first quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

At March 30, 2002, the Company had cash and cash equivalents of $7.8 million and working capital of $28.9 million as compared to cash and cash equivalents of $2.5 million and working capital of $26.7 million at December 29, 2001. The increase in cash of $5.3 million for the first quarter of fiscal 2002 was primarily attributable to strict working capital management. Cash provided by operating activities during the quarter of $6.8 million was offset in part by cash used to repay borrowings of $1.5 million.

Net cash provided by operating activities was $6.8 million for the first quarter of fiscal 2002, primarily as a result of net income of $183,000, non-cash items of depreciation and amortization of $2.4 million, decreases in accounts receivable and inventories of $2.0 million and $288,000, respectively, and decreases in accounts payable of $1.8 million.

Net cash provided by investing activities was $69,000 for the first quarter ended March 30, 2002, and consisted of equipment purchases used in the Company's business of $100,000, offset by proceeds of $169,000 received for the sale of equipment used in the Company's business.

Net cash used in financing activities was $1.5 million for the first quarter ended March 30, 2002, and consisted primarily of repayments of the Company's mortgage term loan and other credit facilities of $1.5 million, offset by the proceeds received from stock option exercises of $53,000.

The Company's long term debt consists of two mortgage term loans from Citizens Bank New Hampshire ("Citizens"), and a lease line of credit facility from Keybank National Association ("Keybank").

The first mortgage term loan is a fiscal 1998 ten-year mortgage term loan from Citizens in the amount of $6.9 million and bears a fixed rate of interest of 7.12% per year during the first five years, and a variable rate of interest at the LIBOR rate plus 2%, (3.88% at March 30, 2002) for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments will be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued interest is due and payable on February 6, 2008.

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

The Company also has in place a $13.0 million lease line of credit facility from Keybank pursuant to a 1999 loan agreement. The Company originally had in place a $15.0 million lease line of credit from Keybank, but $2.0 million of such available credit expired on April 30, 2002. In fiscal 2000 and fiscal 1999, the Company borrowed $6.0 million and $4.0 million, respectively, against the lease line of credit facility. On May 1, 2002, the Company borrowed an additional $3.0 million against this line. The $13.0 million in borrowings to date is secured by equipment with a cost at March 30, 2002 of $18.4 million. The first $10.0 million in borrowings bears a variable rate of interest based upon the revolving prime rate, (currently 4.75%) with a fixed rate conversion provision. Principal and interest under the first $10.0 million in borrowings under the lease line are payable in 84 monthly installments which began in October 1999 for the initial $4.0 million in borrowings, and in July 2000 for the next $6.0 million in borrowings.

The additional $3.0 million in borrowings bears a fixed rate of interest of 6.09% per annum, adjusted for the LIBOR index, plus 425 basis points. Principal and interest is due and payable in sixty equal monthly installments of $58,126, beginning on June 1, 2002.

In addition to the mortgage term loans and the lease line of credit the Company has a revolving line of credit loan with Citizens, which expires in September 2002, under which the Company may borrow up to $16.0 million. The revolving line of credit is subject to a borrowing base formula based on eligible accounts receivable and inventories, as defined by the loan agreement, and reduced by the amount of all letters of credit outstanding. The revolving line of credit loan is secured by substantially all of the Company's assets, with interest payable at the LIBOR rate plus 1.50% (3.38% at March 30, 2002). As of March 30, 2002, the Company had $7.8 million outstanding under a standby letter of credit, and $8.2 million available under the revolving line of credit loan, subject to the borrowing base formula.

Under the terms of the mortgage term loans, the lease line of credit and the revolving line of credit agreements, the Company is required to meet various restrictive covenants on a quarterly and annual basis, including maximum funded debt to EBITDA and minimum fixed charge coverage covenants. The Company was not in compliance with these two covenants at March 30, 2002 as a result of the $2.1 million write-off related to advances made to Adast recorded in December 2001. In March 2002, the Company received notice from its lenders waiving the non-compliance with these covenants for the first quarter of fiscal 2002 and amending certain covenants for the second quarter of fiscal 2002.

The Company has future contractual payments primarily related to debt, royalty obligations, and operating leases, from 2002 through 2010. The Company's future commitments under its credit facilities total $15.8 million at March 30, 2002, of which $1.7 million will be paid in 2002. The future commitments under the Company's royalty agreement with Fuji Photo Film Co., Ltd., total $12.5 million at March 30, 2002, of which $1.2 million is expected to be paid in 2002. The Company also has future minimum rental commitments under various non-cancelable operating leases of $339,000 at March 30, 2002. The related lease agreements expire on various dates over the next three years. The Company expects to make payments of $211,000 under its non-cancelable operating lease agreements for the remainder of fiscal 2002.

Although the Company believes that existing funds, cash flows from operations, and cash available under its revolving line of credit and lease line of credit should be sufficient to satisfy working capital requirements and capital expenditures through the term of its current loan agreement, there can be no assurance that the Company will be able to renew its existing loan agreement, will not require additional financing, or that such additional financing, if needed, will be available on acceptable terms. Likewise there can be no assurance that the Company will be able to manage its working capital and elevated inventory levels successfully.

The Company's anticipated capital expenditures for fiscal 2002 are approximately $4.0 million, and primarily relate to the purchase of capital equipment to be used in the production of the Company's DI and CTP equipment and consumable products.

EFFECT OF INFLATION

Inflation has not had, and is not expected to have, a material impact upon the Company's operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective December 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" ("SFAS 142"), which supersedes APB Opinion No. 17, "Intangible

Assets". SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS 142 is effective for fiscal 2002. The adoption of SFAS 142 has had no impact on the Company's results of operations or financial position.

Effective December 30, 2001, the Company also adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The adoption of SFAS 144 has had no impact on the Company's results of operations or financial position.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Part I - Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 filed with the Commission on March 29, 2002 for a description of certain legal proceedings pending against the Company. All of such information is hereby incorporated by reference in response to this item.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    10.1 Resignation Agreement and General Release by and between Presstek, Inc. and Neil M. Rossen, dated November 14, 2001 and effective as of December 31, 2001 (Filed herewith).

(b) Reports on Form 8-K

    None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PRESSTEK, INC.
                                        (Registrant)


Date: May 14, 2002                      /s/ Edward J. Marino
                                        ---------------------------
                                        By: Edward J. Marino
                                        President and
                                        Chief Executive Officer
                                        (Principal Executive and
                                        Duly Authorized Officer)


Date: May 14, 2002                      /s/ Moosa E. Moosa
                                        ---------------------------
                                        By: Moosa E. Moosa
                                        Vice President of Finance,
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)