Form 10-Q
period 2002-06-29
PRESSTEK INC /DE/
filed 2002-08-13
CIK 846876

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)


 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 for the quarterly period ended June 29, 2002

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
                                                              --------------

     ----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

As of August 08, 2002, there were 34,125,481 shares of the registrant's common stock, $.01 par value per share, outstanding.

PRESSTEK, INC.

INDEX

PART I      FINANCIAL INFORMATION                                          PAGE

   Item 1.  Financial Statements

            Balance Sheets as of June 29, 2002 (unaudited) and
            December 29, 2001                                                3

            Statements of Operations for the three and six months ended
            June 29, 2002 and June 30, 2001 (unaudited)                      4

            Statements of Cash Flows for the six months ended June 29,
            2002 and June 30, 2001 (unaudited)                               5

            Notes to Financial Statements (unaudited)                        6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   11

   Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk                                               18

PART II     OTHER INFORMATION

   Item 1.  Legal Proceedings                                               19

   Item 4.  Submission of Matters to a Vote of Security Holders             19

   Item 6.  Exhibits and Reports on Form 8-K                                19

Signatures                                                                  21

PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PRESSTEK, INC.

                                                                             JUNE 29  December 29
BALANCE SHEETS                                                                  2002         2001
(In thousands, except share data)                                        (UNAUDITED)
----------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                $  12,931     $   2,492
  Accounts receivable, net of allowance for losses
    of $2,220 and $2,420 in fiscal 2002 and 2001, respectively                12,927        18,117
  Inventories                                                                 16,828        17,818
  Advances to suppliers                                                           --           303
  Other current assets                                                         1,096           815
----------------------------------------------------------------------------------------------------
        Total current assets                                                  43,782        39,545
----------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                            55,501        61,235
----------------------------------------------------------------------------------------------------

OTHER ASSETS:
  Patent application costs and license rights, net                             4,140         4,358
  Other                                                                          121         1,706
----------------------------------------------------------------------------------------------------
        Total other assets                                                     4,261         6,064
----------------------------------------------------------------------------------------------------

               TOTAL                                                       $ 103,544     $ 106,844
====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                                            $      --     $     967
  Current portion of long-term debt                                            2,954         2,343
  Accounts payable                                                             4,425         2,067
  Accrued expenses                                                            10,320         5,920
  Deferred revenues                                                            1,932         1,507
----------------------------------------------------------------------------------------------------
        Total current liabilities                                             19,631        12,804
----------------------------------------------------------------------------------------------------

LONG-TERM DEBT, NET OF CURRENT PORTION                                        15,205        14,055
----------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
    1,000,000 shares; no shares issued or outstanding                             --            --
  Common stock, $.01 par value; authorized 75,000,000 shares;
    Issued and outstanding 34,125,481 shares at
    June 29, 2002; 34,115,906 shares at December 29, 2001                        341           341
  Additional paid-in capital                                                  97,403        97,342
  Accumulated deficit                                                        (29,036)      (17,698)
----------------------------------------------------------------------------------------------------
        Total stockholders' equity                                            68,708        79,985
----------------------------------------------------------------------------------------------------
               TOTAL                                                       $ 103,544     $ 106,844
====================================================================================================


See notes to financial statements

PRESSTEK, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Six Months Ended
(In thousands, except per share data)

                                                                THREE MONTHS ENDED        SIX MONTHS ENDED
-----------------------------------------------------------------------------------------------------------------
                                                                JUNE 29      June 30      JUNE 29      June 30
                                                                   2002         2001         2002         2001
-----------------------------------------------------------------------------------------------------------------
REVENUES:
  Product sales                                                $ 17,675     $ 24,908     $ 37,022     $ 48,549
  Royalties and fees from licensees                               1,618        2,223        3,068        4,347
-----------------------------------------------------------------------------------------------------------------
    Total revenues                                               19,293       27,131       40,090       52,896
-----------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
  Cost of products sold                                          15,755       15,991       28,283       31,433
  Research and product development                                2,606        3,430        5,725        6,365
  Sales, marketing and customer support                           3,104        3,435        5,542        6,575
  General and administrative                                      3,151        3,819        5,479        6,891
  Special charges                                                 5,961           --        5,961           --
-----------------------------------------------------------------------------------------------------------------
    Total costs and expenses                                     30,577       26,675       50,990       51,264
-----------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                   (11,284)         456      (10,900)       1,632
-----------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE), NET:
  Interest,  net                                                   (224)        (312)        (455)        (530)
  Other, net                                                        (13)         (39)          17          (24)
-----------------------------------------------------------------------------------------------------------------
    Total other expense, net                                       (237)        (351)        (438)        (554)
-----------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                               (11,521)         105      (11,338)       1,078

PROVISION FOR INCOME TAXES                                           --           --           --           --

NET INCOME (LOSS)                                              $(11,521)    $    105     $(11,338)    $  1,078
=================================================================================================================

EARNINGS (LOSS) PER SHARE -- BASIC:                            $  (0.34)    $   0.00     $  (0.33)    $   0.03
=================================================================================================================

EARNINGS (LOSS) PER SHARE -- DILUTED                           $  (0.34)    $   0.00     $  (0.33)    $   0.03
=================================================================================================================

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING -- BASIC                               34,125       34,101       34,123       34,083
=================================================================================================================
WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING -- DILUTED                             34,125       34,662       34,123       34,641
=================================================================================================================


See notes to financial statements

PRESSTEK, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                                    JUNE 29     June 30
FOR THE SIX MONTHS ENDED                                                               2002        2001
-----------------------------------------------------------------------------------------------------------
CASH FLOWS -- OPERATING ACTIVITIES:

  Net Income (loss)                                                                $(11,338)    $  1,078
     Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
       Depreciation and amortization                                                  4,907        4,323
       Provision for warranty and other costs                                           352          983
       Special charges and discontinued programs                                     10,696           --
       Provision for losses on accounts receivable                                      282          600
       Other, net                                                                       232           66
  Changes in operating assets and liabilities:
       Accounts receivable                                                            4,915       (4,708)
       Inventories                                                                   (1,722)      (6,061)
       Advances to suppliers and other current assets                                    22          862
       Accounts payable                                                               2,358          376
       Accrued expenses                                                                (916)      (1,413)
       Deferred revenue                                                                 424          170
       Other assets                                                                    (229)         (91)
-----------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) operating activities                                 9,983       (3,815)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS -- INVESTING ACTIVITIES:
       Purchases of property, plant and equipment                                      (600)      (7,319)
       Proceeds from sale of equipment                                                  203           --
-----------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                                (397)      (7,319)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS -- FINANCING ACTIVITIES:
       Net proceeds from stock option exercises                                          61          571
       Proceeds under line of credit                                                     --        2,269
       Repayments under line of credit                                                 (967)          --
       Repayments of mortgage term loan                                                (527)        (375)
       Proceeds under lease line of credit                                            3,000           --
       Repayments of lease line of credit                                              (714)        (579)
-----------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                             853        1,886
-----------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     10,439       (9,248)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                         2,492       11,972
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF PERIOD                                            $ 12,931     $  2,724
===========================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
       Interest                                                                    $    518     $    694
===========================================================================================================
       Income taxes                                                                $     --     $     46
===========================================================================================================

See notes to financial statements

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 29, 2002

1.   BASIS OF PRESENTATION

Presstek, Inc. (the "Company" or "Presstek") is a manufacturer, developer and marketer of digital laser imaging and chemistry-free plate technologies for the printing and graphic arts industries. Presstek's products and applications incorporate its patented Direct Imaging (DI(R)) technologies and consumables for computer-to-plate ("CTP") and direct-to-press applications.

The Company also operates Lasertel, Inc. ("Lasertel"), a subsidiary located in Tucson, Arizona. Lasertel is primarily engaged in the manufacture and development of the Company's high-powered laser diodes.

The Company operates in two reportable segments, the Digital Imaging Products segment and the Lasertel segment. The Digital Imaging Products segment is primarily engaged in the development, manufacture and sale of proprietary digital imaging systems and printing plate technologies for CTP and direct-to-press applications. The Lasertel segment is primarily engaged in the manufacture and development of Presstek's high-powered laser diodes.

The Company operates and reports on a 52/53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements include the thirteen-week periods ended June 29, 2002 ("the second quarter of fiscal 2002") and June 30, 2001 ("the second quarter of fiscal 2001"), and the twenty-six week periods ended June 29, 2002 ("the first six months of fiscal 2002"), and June 30, 2001 ("the first six months of fiscal 2001").

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the fiscal year ended December 29, 2001. The December 29, 2001 information has been derived directly from the annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring. Operating results for the three and six months ended June 29, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2002.

Certain accounts in the June 30, 2001 financial statements have been reclassified for comparative purposes to conform to the presentation in the June 29, 2002 financial statements.

2.   INVENTORIES

Inventories consisted of the following at June 29, 2002 and December 29, 2001:


                                                           JUNE 29   December 29
(In thousands)                                                2002          2001
--------------------------------------------------------------------------------
Raw materials                                              $ 5,570       $ 4,458
Work in process                                              5,373         4,530
Finished goods                                               5,885         8,830
--------------------------------------------------------------------------------
   Total inventories                                       $16,828       $17,818
================================================================================

The June 29, 2002 inventories reflect a write-down of $2.7 million for inventory related to certain discontinued programs.

3.   PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following at June 29, 2002 and December 29, 2001:

                                                            JUNE 29  December 29
(In thousands)                                                2002          2001
--------------------------------------------------------------------------------
At cost:
Land and improvements                                      $  2,038     $  2,038
Buildings and leasehold improvements                         26,245       26,245
Production equipment and other                               47,325       49,147
Office furniture and equipment                                5,331        5,119
--------------------------------------------------------------------------------
                                                             80,939       82,549
Less accumulated depreciation                               (25,438)     (21,314)
--------------------------------------------------------------------------------
    Total property, plant and equipment, net               $ 55,501     $ 61,235
================================================================================

The June 29, 2002 property, plant and equipment balances reflect a write-down of $1.7 million for equipment and leasehold improvements as a result of the consolidation of facilities.

4.   ACCRUED EXPENSES

Accrued expenses consisted of the following at June 29, 2002 and December 29, 2001:

                                                           JUNE 29  December 29
         (In thousands)                                       2002         2001
-------------------------------------------------------------------------------
Accrued payroll and benefits                               $ 1,918       $1,811
Accrued warranty                                               669          793
Accrued special charges and discontinued programs            4,711           --
Net current liabilities of discontinued operations           1,496        1,521
Other current liabilities                                    1,526        1,795
-------------------------------------------------------------------------------
    Total accrued expenses                                 $10,320       $5,920
===============================================================================

5.   LONG-TERM DEBT

Long-term debt consisted of the following at June 29, 2002 and December 29, 2001:

                                                           JUNE 29  December 29
(In thousands)                                                2002         2001
--------------------------------------------------------------------------------
Mortgage term loans                                       $  7,953     $  8,480
Lease line of credit                                        10,206        7,918
--------------------------------------------------------------------------------
                                                            18,159       16,398
Less current portion                                        (2,954)      (2,343)
--------------------------------------------------------------------------------
    Total long-term debt, net of current portion          $ 15,205     $ 14,055
================================================================================

In addition to the mortgage term loans and the lease line of credit, the Company has a revolving line of credit loan with Citizens Bank New Hampshire, ("Citizens") which expires in September 2002, under which the Company may borrow a maximum of $16.0 million. The revolving line of credit is subject to a borrowing base formula based on eligible accounts receivable and inventories, as defined by the loan agreement, and reduced by the amount of all letters of credit outstanding. The revolving line of credit loan is secured by substantially all of the Company's assets, with interest payable at the LIBOR rate plus 1.50% (3.36% at June 29, 2002). As of June 29, 2002, the Company had $10.5 million available under the revolving line of credit loan, reduced by $6.5 million outstanding under standby letters of credit. The Company received a commitment letter from Citizens extending its revolving line of credit loan through October 2003.

On May 1, 2002, the Company borrowed an additional $3.0 million against its lease line of credit facility with Keybank National Association. The borrowing is secured by certain equipment valued at $5.0 million, with interest payable at the LIBOR rate plus 4.25% (6.11% at June 29, 2002). Principal and interest is due and payable in sixty equal monthly installments of $58,126, beginning on June 1, 2002.

Under the terms of the mortgage term loans, the lease line of credit and the revolving line of credit agreements, the Company is required to meet various restrictive covenants on a quarterly and annual basis, including maximum funded debt to EBITDA and minimum fixed charge coverage covenants. The Company's lenders waived the terms of certain covenants for the second quarter of fiscal 2002. As a result of the losses recorded in the second quarter of fiscal 2002, however, the Company was not in compliance with the amended covenants at June 29, 2002. In July 2002, the Company received waivers from its lenders concerning the non-compliance with these covenants for the second quarter of fiscal 2002.

6.   INCOME TAXES

The Company did not record a provision for income taxes, as a result of tax losses incurred in the second quarter and first six months of fiscal 2002.

The Company did not record a provision for income taxes, as a result of the utilization of net operating loss carry forwards in the second quarter and first six months of fiscal 2001.

7.   EARNINGS PER SHARE

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

The following represents the calculation of basic and diluted earnings (loss) per share for the three and six months ended June 29, 2002 and June 30, 2001:

                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          JUNE 29     June 30     JUNE 29     June 30
(In thousands, except per share data)                        2002        2001        2002        2001
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
Net income (loss)                                        $(11,521)    $   105    $(11,338)    $ 1,078
-----------------------------------------------------------------------------------------------------
 Weighted average common shares
         Outstanding -- Basic                              34,125      34,101      34,123      34,083
 Effect of assumed conversion
  of stock options                                             --         561          --         558
-----------------------------------------------------------------------------------------------------
 Weighted average common shares
  Outstanding -- Diluted                                   34,125      34,662      34,123      34,641

 Earnings (loss) per share -- Basic:                     $  (0.34)    $  0.00    $  (0.33)    $  0.03
=====================================================================================================
 Earnings (loss) per share -- Diluted:                   $  (0.34)    $  0.00    $  (0.33)    $  0.03
=====================================================================================================

All options and warrants outstanding during the second quarter and first six months of fiscal 2002 were not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

Options and warrants to purchase 1,614,001 and 1,634,001 shares of common stock at exercise prices ranging from $11.75 to $26.94 per share were outstanding during a portion of the second quarter and first six months of fiscal 2001, respectively, but were not included in the computation of diluted earnings per share as the exercise prices of the options and warrants were greater than the average market price of the common shares. These options and warrants which, expire from January 2, 2002 through June 11, 2011, were all outstanding at June 30, 2001.

8.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and all changes in stockholder's equity except those due to investments by owners and distributions to owners. For the second quarter and first six months of both fiscal 2002 and fiscal 2001 there were no differences between net income (loss) and comprehensive income (loss).

9.   SEGMENT INFORMATION

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

The accounting policies of the reportable segments are consistent with those of the Company. Sales between the segments are recorded at prices which approximate pricing for sales conducted at an arm's length basis. The segments are measured on operating profits or losses before net interest income, minority interest and income taxes. As a result of product returns related to the Company's high-powered laser diodes, the Company's Lasertel segment reported negative revenues for the second quarter of fiscal 2002.

A summary of the Company's operations by segment for the three and six months ended June 29, 2002 and June 30, 2001 were as follows:

                                    DIGITAL
                                    IMAGING                    INTER-
(In thousands)                      PRODUCTS     LASERTEL      SEGMENT        TOTAL
---------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 29, 2002
Revenues                            $ 19,292     $    (58)    $      59     $ 19,293
Loss from operations                  (8,664)      (2,620)                   (11,284)
Total assets                          80,673       22,871                    103,554
Depreciation and amortization          1,789          671                      2,460
Capital expenditures                     304          196                        500

THREE MONTHS ENDED JUNE 30, 2001
Revenues                            $ 27,128     $    627     $    (624)    $ 27,131
Income (loss) from operations          3,312       (2,856)                       456
Total assets                          97,970       21,008                    118,978
Depreciation and amortization          1,865          405                      2,270
Capital expenditures                     644        1,165                      1,809

SIX MONTHS ENDED JUNE 29, 2002
Revenues                            $ 40,089     $    234     $    (233)    $ 40,090
Loss from operations                  (6,653)      (4,247)                   (10,900)
Total assets                          80,673       22,871                    103,544
Depreciation and amortization          3,609        1,298                      4,907
Capital expenditures                     386          214                        600

SIX MONTHS ENDED JUNE 30, 2001
Revenues                            $ 52,893     $  1,215     $  (1,212)    $ 52,896
Income (loss) from operations          7,277       (5,645)                     1,632
Total assets                          97,970       21,008                    118,978
Depreciation and amortization          3,707          616                      4,323
Capital expenditures                   1,914        5,405                      7,319

10.  DISCONTINUED PROGRAMS AND SPECIAL CHARGES

In the second quarter of fiscal 2002, the Company initiated a process to evaluate the Company's resources and strategically re-focus the Company. During this process, the Company evaluated all aspects of the business, and concluded to reposition and rescale its resources. As part of this exercise, the Company initiated various repositioning actions during the second quarter of fiscal 2002. These actions included the following: (i) creation of market-focused Direct Imaging ("DI") and Computer-to-Plate ("CTP") product lines; (ii) creation of a new senior management organization; (iii) discontinuance of certain programs; and (iv) the consolidation of the Company's Hampshire Drive research and development facility into the main Executive Drive facility in Hudson, NH. As a result of these actions, the Company recorded a charge of $4.7 million to cost of sales in the second quarter of fiscal 2002 for inventory write-downs ($2.7 million) and other charges related to discontinued programs. In addition, the Company recorded special charges of $6.0 million in the second quarter of fiscal 2002. The special charges include $1.0 million related to severance and fringe benefit costs associated with the reduction of approximately 50 employees, primarily in manufacturing and research and development, $2.0 million related to the write-down of equipment and lease termination costs as a result of the Hampshire Drive consolidation, $1.8 million related primarily to other asset write-downs and costs associated with the repositioning, and $1.2 million related to executive contractual obligations, as a result of a separation agreement with Robert W. Hallman, former President and Chief Executive Officer of the Company. Pursuant to the separation agreement, effective April 30, 2002, the Company agreed to pay Mr. Hallman a separation payment equal to three times his current annual salary, payable bi-weekly over 36 months, until May 2005.

The repositioning activity and workforce reduction, which was initiated in June, was substantially complete at the end of the second quarter of fiscal 2002. The Hampshire drive consolidation is expected to be complete by the end of the third quarter of fiscal 2002. As of June 29, 2002, the Company's accrued expenses included $4.7 million related to the special charges and discontinued programs, and the Company had paid $258,000 as a result of the forgoing repositioning actions. The Company anticipates the payments related to the discontinued programs and special charges to be completed by May 2005.

11.  RECENTLY ISSUED ACCOUNTING STANDARDS

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact the adoption of SFAS 143 will have on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the Company's expectations for its financial and operating performance in 2002 and beyond, the adequacy of internal cash for the Company's operations, the ability of the Company to manage its working capital and inventory levels, availability of component materials, management's plans and goals with regard to the Company's shipping and production capabilities, the expected timing, effects and benefits of the reorganization and repositioning of the Company's business and the discontinuance of certain programs, including any cost savings related thereto, management's plans and goals for the Company's Lasertel subsidiary, the expected capital requirements of Lasertel, the strength of the Company's various strategic partnerships both on manufacturing and distribution, among others. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors that could cause or contribute to such differences include continued support from the Company's banks, the Company's ability to receive waivers from its banks for any debt covenant violations, the Company's ability to extend and/or amend the terms of the Company's loan facilities, the Company's dependency on its strategic partners (both on manufacturing and distribution), shortages of critical or sole-source component supplies, the availability and quality of Lasertel's laser diodes, manufacturing constraints or difficulties, (as well as manufacturing difficulties experienced by our sub-manufacturing partners and their capacity constraints), the impact of general market factors in the print industry generally and the economy as a whole, market acceptance of and demand for the Company's products and resulting revenues and other risks detailed in the Company's reports on file with the Securities Exchange Commission including its Annual Report on Form 10-K for the fiscal year ended December 29, 2001, as well as those discussed elsewhere in this report. The words "looking forward," "looking ahead," "believe(s)," "should," "plan," "expect(s)," "project(s)," "anticipate(s)," "may," "likely," "potential," "opportunity" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made and readers are advised to consider such forward-looking statements in light of the risks discussed above. Presstek undertakes no obligation to update any forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

The Company operates and reports on a 52/53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements include the thirteen-week periods ended June 29, 2002 ("the second quarter of fiscal 2002") and June 30, 2001 ("the second quarter of fiscal 2001"), and the twenty-six week periods ended June 29, 2002 ("the first six months of fiscal 2002"), and June 30, 2001 ("the first six months of fiscal 2001").

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

Revenue Recognition

Presstek records revenue for product sales and related royalties at the time of shipment or installation, net of estimated returns, which are adjusted periodically based upon historical rates of return. Certain fees and other reimbursements are recognized as revenue when the related services have been performed or the revenues otherwise earned.

Bad Debt

Presstek maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Presstek's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Product Warranties

Presstek provides for the estimated cost of product warranties at the time revenue is recognized. While Presstek engages in product quality programs and processes, Presstek's warranty obligation is affected by product failure rates, material usage and service costs incurred in correcting a product failure. Should actual product failure rates, material usage or service costs differ from Presstek's estimates, a revision to the estimated warranty liability would be required.

Inventory

Presstek's write-downs for excess and obsolete inventory are primarily based upon forecasted demand for its products. If actual demand is less favorable than what has been projected by management, additional inventory write-downs may be required. The Company recorded a write-down of $2.7 million for inventory related to certain discontinued programs in the second quarter of fiscal 2002.

RESULTS OF OPERATIONS

Revenues

Revenues for the second quarter and first six months of fiscal 2002 of $19.3 million and $40.1 million, respectively, consisted of product sales, customer support revenues, and royalties and license fees. Revenues for the second quarter and first six months of fiscal 2002 decreased $7.8 million or 29% and $12.8 million or 24% as compared to $27.1 million and $52.9 million for the second quarter and first six months of fiscal 2001, respectively. Revenues generated for the second quarter and first six months of fiscal 2002 and fiscal 2001 relate primarily to the Digital Imaging Products segment, as there were no material external revenues generated by the Lasertel segment. The Company's revenues for the second quarter and first six months of fiscal 2002 were negatively impacted by the general down-turn in the capital equipment market and the economy as a whole.

Product sales for the second quarter and first six months of fiscal 2002 were $17.7 million and $37.0 million respectively, compared to $24.9 million and $48.5 million for the second quarter and first six months of fiscal 2001, a decrease of $7.2 million or 29% and $11.5 million or 24%, respectively. These decreases in product sales were due primarily to volume and price decreases of direct imaging kits sold to Heidelberg Druckmaschinen AG ("Heidelberg") for use in the Quickmaster DI, volume decreases of direct imaging kits sold to Ryobi Limited for use in the Ryobi 3404DI, and volume decreases of press shipments to Xerox Corporation for the DocuColor 233DI and the DocuColor 400DI. For the first six months of fiscal 2002, the decrease in product sales was also due to volume decreases of the Company's CTP Dimension platesetter products. These decreases were partially offset by volume increases of the Company's thermal consumable products. The revenues generated from the sale of consumable products were $12.1 million and $25.9 million for the second quarter and first six months of fiscal 2002, respectively, an increase of $1.0 million or 9% and $2.3 million or 10%, as compared to $11.1 million and $23.6 million for the second quarter and first six months of fiscal 2001, respectively. These consumable product revenues include $4.6 million and $10.5 million for the second quarter and first six months of fiscal 2002 respectively, and $5.7 million and $10.8 million for the comparable period in fiscal 2001, respectively, sold under the Company's agreements with Heidelberg and its distributors.

Royalties and fees from licensees for the second quarter and first six months of fiscal 2002 of $1.6 million and $3.1 million respectively, decreased $605,000 or 27% and $1.3 million or 29%, as compared to royalties and fees from licensees of $2.2 million and $4.3 million for the second quarter and first six months of fiscal 2001. Royalties decreased $799,000 or 48% and $1.8 million or 55% for the second quarter and first six months of fiscal 2002 respectively, compared to the same periods of fiscal 2001, primarily as a result of decreased shipments to Heidelberg of direct imaging systems used in the Quickmaster DI. These decreases were partially offset by increases in customer support revenues of $195,000 or 155% and $540,000 or 281%, for the second quarter and first six months of fiscal 2002, respectively, as compared to customer support revenues of $126,000 and $192,000 for the same periods of fiscal 2001.

Revenues generated under the Company's agreements with Heidelberg and its distributors were $7.3 million, and $15.2 million for the second quarter and first six months of fiscal 2002, a decrease of $5.1 million or 41% and $8.6 million or 36%, respectively, as compared to $12.4 million and $23.8 million for the comparable periods in fiscal 2001. Revenues from Heidelberg represented 38% and 45% of total revenues for the first six months of fiscal 2002 and fiscal 2001, respectively.

In connection with the settlement of its outstanding arbitration proceedings with Heidelberg, the Company agreed to reduce the royalty payable by Heidelberg for imaging kits delivered in connection with the Heidelberg Quickmaster 46 DI by approximately $9,000 per kit. This reduced royalty rate became effective for imaging kits ordered and delivered after May 1, 2002.

Cost of Products Sold

Cost of products sold consists of the costs of material, labor and overhead, shipping and handling costs and warranty expenses. Cost of products sold for the Digital Imaging Products segment were $13.8 million or 72% of revenue for the second quarter of fiscal 2002, a decrease of $200,000 or 1%, as compared to $14.0 million or 52% of revenue for the comparable period in fiscal 2001. Cost of products sold for the first six months of fiscal 2002 were $25.4 million or 63% of revenue, a decrease of $2.2 million or 8%, as compared to $27.6 million or 52% of revenue for the comparable period in fiscal 2001. Included in cost of products sold for the second quarter of fiscal 2002 is a charge of $4.0 million related to the inventory write-downs and other charges associated with discontinued programs.

Gross margin as a percentage of total revenues for the Digital Imaging Products segment was 29% and 37% for the second quarter and first six months of fiscal 2002. Excluding the inventory write-downs and other charges for discontinued programs, gross margin for the Digital Imaging Products segment would have been 49% and 47% for the second quarter and first six months of fiscal 2002, respectively, as compared to 48% for the second quarter and first six months of fiscal 2001, respectively. Excluding the inventory write-downs and other charges for discontinued programs, the gross margin increase for the second quarter of fiscal 2002 was primarily as a result of yield improvements related to the manufacturing of the Company's consumable products, and a favorable product mix.

Cost of products sold for the Lasertel segment for the second quarter and first six months of fiscal 2002 included $1.9 million and $2.9 million, respectively, in manufacturing costs. Included in cost of products sold for the second quarter of 2002 is a charge of $688,000 related to inventory write-downs associated with discontinued programs. Excluding the inventory write-downs, manufacturing costs were $1.2 million and $2.2 million, respectively, for the second quarter and first six months of 2002, a decrease of $700,000 and $1.6 million, respectively, as compared to $1.9 million and $3.8 million for the second quarter and first six months of fiscal 2001. The decrease in manufacturing costs was primarily as a result of reduced salaries and benefits related to head count reductions in the first quarter of fiscal 2002.

Research and Product Development

Research and product development expenses consist primarily of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct the Company's equipment and consumable product development efforts. Research and product development expenses for the Digital Imaging Products segment, were $2.4 million or 12% of revenue for the second quarter of fiscal 2002, a decrease of $1.0 million as compared to $3.4 million or 13% of revenue for the comparable period in fiscal 2001. Research and product development expenses for the first six months of fiscal 2002 were $5.3 million or 13% of revenue, a decrease of $1.1 million as compared to $6.4 million or 12% of revenue for the comparable period in fiscal 2001. These decreases relate primarily to reduced salaries as a result of head count reductions in the first six months of fiscal 2002, as well as reduced professional and contracted services as part of the Company's cost reduction programs put into place in the third quarter of fiscal 2001. The Company's product development cycle centers around major industry trade shows, such as Drupa held every four of five years. As a result, the Company's research and product development expenses vary in accordance with its product development cycle.

Research and product development expenses for the Lasertel segment were $198,000 or 1% of revenues for the second quarter of fiscal 2002, and $461,000 or 1% of revenues for the first six months of fiscal 2002. These expenses related primarily to salaries, benefits, and the costs of parts and supplies to support Lasertel's research activities in the graphics industry. Research and product development expenses for the Lasertel segment were not material in the first quarter and first six months of fiscal 2001.

Sales, Marketing and Customer Support

Sales, marketing and customer support expenses consist primarily of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs related to the Company's sales, marketing and customer support activities. Sales, marketing and customer support expenses for the Digital Imaging Products segment were $3.0 million or 16% of revenue for the second quarter of fiscal 2002, a decrease of $115,000 as compared to $3.1 million or 11% of revenue for the comparable period in fiscal 2001. Sales, marketing and customer support expenses for the first six months of fiscal 2002 were $5.4 million, or 13% of revenue, a decrease of $764,000 as compared to $6.1 million or 12% of revenue for the comparable period in fiscal 2001. This decrease relates primarily to reduced salaries, benefits, and related travel costs as a result of head count reductions in the first quarter of fiscal 2002, as well as reduced professional and contracted services.

Sales and marketing expenses for the Lasertel segment were $75,000 or less than 1% of revenues for the second quarter of fiscal 2002, a decrease of $216,000 as compared to $291,000 or less than 1% of revenues for the comparable period in fiscal 2001. Sales and marketing expenses for the Lasertel segment were $158,000 or less than 1% of revenues for the first six months of fiscal 2002, a decrease of $269,000 as compared to $427,000 for the comparable period in fiscal 2001. These expenses relate primarily to salaries, benefits and advertising expenses to support Lasertel`s marketing activities in the defense, medical and graphics industries. These decreases relate primarily to reduced salaries and benefits as a result of head count reductions in the first quarter of fiscal 2002.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for personnel, and contracted professional services necessary to conduct the finance, information systems, human resources and administrative activities of the Company. General and administrative expenses for the Digital Imaging Products segment were $2.8 million or 15% of revenues for the second quarter of fiscal 2002, a decrease of $391,000 as compared to $3.2 million or 12% of revenues for the comparable period in fiscal 2001. General and administrative expenses for the first six months of fiscal 2002 were $4.8 million or 12% of revenue, a decrease of $719,000 as compared to $5.5 million or 10% of revenue for the comparable period in fiscal 2001. These decreases relate primarily to decreases in legal fees as a result of the settlement of the Company's arbitration proceedings with Heidelberg in July 2001.

General and administrative expenses for the Lasertel segment were $329,000 or 2% of revenue for the second quarter of fiscal 2002, a decrease of $277,000 as compared to $606,000 or 2% of revenues for the comparable period in fiscal 2001. General and administrative expenses for the Lasertel segment were $667,000 or 2% of revenues for the first six months of fiscal 2002, a decrease of $692,000 as compared to $1.4 million or 3% of revenue for the comparable period in fiscal 2001. These decreases relate primarily to reduced salaries and benefits as a result of head count reductions in the first quarter of fiscal 2002.

Special Charges

In the second quarter of fiscal 2002, the Company initiated a process to evaluate the Company's resources and strategically re-focus the Company. During this process, the Company evaluated all aspects of the business, and concluded to reposition and rescale its resources. As part of this exercise, the Company initiated various repositioning actions during the second quarter of fiscal 2002. These actions included the following: (i) creation of market-focused Direct Imaging ("DI") and Computer-to-Plate ("CTP") product lines; (ii) creation of a new senior management organization; (iii) discontinuance of certain programs; and (iv) the consolidation of the Company's Hampshire Drive research and development facility into the main Executive Drive facility in Hudson, NH. As a result of these actions, the Company recorded special charges of $6.0 million in the second quarter of fiscal 2002. The special charges include $1.0 million related to severance and fringe benefit costs associated with the reduction of approximately 50 employees, primarily in manufacturing and research and development, $2.0 million related to the write-down of equipment and lease termination costs as a result of the Hampshire Drive consolidation, $1.8 million related primarily to other asset write-downs and costs associated with the repositioning, and $1.2 million related to executive contractual obligations, as a result of a separation agreement (the "Hallman Agreement") with Robert W. Hallman, former President and Chief Executive Officer of the Company. Pursuant to the Hallman agreement, effective April 30, 2002, the Company agreed to pay Mr. Hallman a separation payment equal to three times his current annual salary, payable bi-weekly over 36 months, until May 2005. In addition, under the Hallman Agreement, the Company agreed to amend four of Mr. Hallman's outstanding stock options granted under the Company's 1994 Stock Option Plan and 1998 Stock Incentive Plan. In particular, the options were amended to provide that, as of April 30, 2002, all of the shares underlying such options are fully vested and immediately exercisable and that each of the options will remain exercisable by Mr. Hallman until their expiration date. In consideration for the payments and other benefits under the Hallman Agreement, Mr. Hallman agreed for a period of five (5) years commencing on April 30, 2002, not to engage in any business activity on behalf of an entity which is a direct competitor of the Company and agreed not to recruit, solicit or offer employment to any employee of the Company.

The repositioning activity and workforce reduction, which was initiated in June, was substantially complete at the end of the second quarter of 2002. The Hampshire drive consolidation is expected to be complete by the end of the third quarter of fiscal 2002. Through June 29, 2002, the Company had paid $258,000 as a result of the forgoing repositioning actions.

Other Income and Expense

Other expense, net was $237,000 or 1% of revenues for the second quarter of fiscal 2002 as compared to other expense net, of $351,000 or 1% of revenue for the comparable period in fiscal 2001. Other expense, net was $438,000 or 1% of revenue for the first six months of fiscal 2002 as compared to other expense, net of $554,000 or 1% of revenue for the comparable period in fiscal 2001.

Interest, net was $224,000 for the second quarter of fiscal 2002, a decrease of $88,000, as compared to $312,000 for the comparable period in fiscal 2001. Interest income for the first six months of fiscal 2002 was $63,000, a decrease of $101,000 as compared to $164,000 for the comparable period in fiscal 2001, primarily as a result of lower interest rates. Interest expense was $273,000 for the second quarter of fiscal 2002, a decrease of $80,000 as compared to $353,000 for the comparable period in 2001. Interest expense for the first six months of fiscal 2002 was $518,000, a decrease of $176,000 as compared to $694,000 for the comparable period in fiscal 2001, primarily as a result of lower interest rates on borrowings.

Provision for Income Taxes

The Company did not record a provision for income taxes, as a result of tax losses incurred in the second quarter and first six months of fiscal 2002.

The Company did not record a provision for income taxes, as a result of the utilization of net operating loss carry forwards for the second quarter and first six months of fiscal 2001.

Net Income (Loss)

As a result of the foregoing, the Company had net losses of $11.5 million and $11.3 million for the second quarter and first six months of fiscal 2002, respectively, as compared to net income of $105,000 and $1.1 million for the second quarter and first six months of fiscal 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 29, 2002, the Company had cash and cash equivalents of $12.9 million and working capital of $24.2 million as compared to cash and cash equivalents of $2.5 million and working capital of $26.7 million at December 29, 2001. The increase in cash and cash equivalents of $10.4 million for the first six months of fiscal 2002 was primarily attributable to cash provided by operating and financing activities of $10.0 million and $853,000, respectively, offset by cash used for investing activities of $397,000.

Net cash provided by operating activities was $10.0 million for the six months ended June 29, 2002, primarily as a result of net losses of $11.3 million, and an increase in inventories of $1.7 million, offset by special charges and discontinued programs of $10.7 million, depreciation and amortization of $4.9 million, decreases in accounts receivable of $4.9 million as a result of an improvement in days sales outstanding and a decrease in revenues, an increase in accounts payable of $2.4 million and a decrease in accrued expenses of $916,000.

Net cash used for investing activities of $397,000 for the six months ended June 29, 2002 consisted primarily of additions to property, plant and equipment used in the Company's business, net of proceeds from sales of equipment used in the Company's business.

Net cash provided by financing activities for the six months ended June 29, 2002 totaled $853,000 and consisted primarily of proceeds of $3.0 million from borrowings under the Company's lease line of credit facility with Keybank National Association, offset by payments on the mortgage term loans and the lease line of credit facility of $2.2 million.

The Company's long-term debt consists of two mortgage term loans from Citizens Bank New Hampshire ("Citizens"), and a lease line of credit facility from Keybank National Association ("Keybank").

On May 1, 2002, the Company borrowed an additional $3.0 million against its lease line of credit facility with Keybank National Association. The borrowing is secured by certain equipment valued at $5.0 million, with interest payable at the LIBOR rate plus 4.25% (6.11% at June 29, 2002). Principal and interest is due and payable in sixty equal monthly installments of $58,126, beginning on June 1, 2002.

In addition to the mortgage term loans and the lease line of credit, the Company has a revolving line of credit loan with Citizens Bank New Hampshire, ("Citizens") which expires in September 2002, under which the Company may borrow a maximum of $16.0 million. The revolving line of credit is subject to a borrowing base formula based on eligible accounts receivable and inventories, as defined by the loan agreement, and reduced by the amount of all letters of credit outstanding. The revolving line of credit loan is secured by substantially all of the Company's assets, with interest payable at the LIBOR rate plus 1.50% (3.36% at June 29, 2002). As of June 29, 2002, the Company had $10.5 million available under the revolving line of credit loan, reduced by $6.5 million outstanding under standby letters of credit. The Company received a commitment letter from Citizens extending its revolving line of credit loan through October 2003.

Under the terms of the mortgage term loans, the lease line of credit and the revolving line of credit agreements, the Company is required to meet various restrictive covenants on a quarterly and annual basis, including maximum funded debt to EBITDA and minimum fixed charge coverage covenants. The Company's lenders waived the terms of certain covenants for the second quarter of fiscal 2002. As a result of the losses recorded in the second quarter of fiscal 2002, however, the Company was not in compliance with the amended covenants at June 29, 2002. In July 2002, the Company received waivers from its lenders concerning the non-compliance with these covenants for the second quarter of fiscal 2002.

The Company has future contractual payments primarily related to debt, royalty obligations, and operating leases, from 2002 through 2010. The Company's future commitments under its credit facilities total $18.2 million at June 29, 2002, of which $3.0 million will be paid in 2002. The future commitments under the Company's royalty agreement with Fuji Photo Film Co., Ltd., total $12.5 million at June 29, 2002, of which $1.2 million is expected to be paid in 2002. The Company also has future minimum rental commitments under various non-cancelable operating leases of $270,000 at June 29, 2002. The related lease agreements expire on various dates over the next three years. The Company expects to make payments of $143,000 under its non-cancelable operating lease agreements for the remainder of fiscal 2002.

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

The Company's anticipated capital expenditures for the balance of fiscal 2002 are approximately $2.0 million, and primarily relate to the purchase of capital equipment to be used in the production of the Company's DI and CTP equipment and consumable products.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact the adoption of SFAS 143 will have on its financial statements.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

See Part I -- Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 filed with the Commission on March 29, 2002 for a description of certain legal proceedings pending against the Company. All of such information is hereby incorporated by reference in response to this item.

Item 4. Submission of Matters to a Vote of Security Holders

(a)     On June 14, 2002, the Company held its Annual Meeting of Stockholders.

(b)     Not Applicable.

(c)     At such meeting, the stockholders of the Company voted:

        (1) To elect seven (7) Directors to serve for the ensuing year. The votes cast were as follows:

                                                            Votes         Votes                      Broker Non
                Nominees                   Votes For       Against      Withheld      Abstained         Votes
            -------------------------------------------------------------------------------------------------------
            Richard A. Williams            30,402,161        N/A         729,846         N/A            N/A
            Edward J. Marino               29,848,994        N/A       1,286,013         N/A            N/A
            Dr. Lawrence Howard            30,152,063        N/A         979,944         N/A            N/A
            John W. Dreyer                 30,607,532        N/A         524,475         N/A            N/A
            Daniel S. Ebenstein            30,657,065        N/A         474,942         N/A            N/A
            John B. Evans                  30,301,479        N/A         830,528         N/A            N/A
            Michael D. Moffitt             30,678,523        N/A         453,484         N/A            N/A

        (2) To ratify the selection of BDO Seidman, LLP, as the Company's independent auditors for the fiscal year ending December 28, 2002. The votes cast were as follows:

                        Votes         Votes                      Broker Non
     Votes For         Against      Withheld      Abstained        Votes
     ----------------------------------------------------------------------

     30,700,445        356,508        N/A          75,054          N/A

(3) To approve and adopt the Company's 2002 Employee Stock Purchase Plan. The votes cast were as follows:

                       Votes         Votes                      Broker Non
     Votes For        Against      Withheld       Abstained       Votes
     ----------------------------------------------------------------------

     29,910,354      1,033,100       N/A           188,553        N/A

(d)  Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

               10.1 Separation Agreement by and between Presstek, Inc. and
                    Robert W. Hallman dated as of April 26, 2002, and effective as of April 30, 2002 (filed herewith).

               10.2 Employment Agreement by and between Presstek, Inc. and
                    Edward J. Marino, dated April 3, 2002 (filed herewith).**

               10.3 Employment Agreement by and between Presstek, Inc. and Moosa
                    E. Moosa, dated June 28, 2002 (filed herewith).**

               10.4 Agreement for Manufacture & Sale of "Sun Press" between
                    Presstek, Inc. and Ryobi Limited, dated as of April 5, 2002 (filed herewith). *

               10.5 2002 Employee Stock Purchase Plan of Presstek, Inc. (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the Commission on August 9, 2002 and incorporated herein by reference). **

               99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

               99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).


* Confidential treatment requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

**   Denotes management employment contracts or compensatory plans.


(b)  Reports on Form 8-K

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PRESSTEK, INC.
                                      (Registrant)


Date: August 13, 2002                 /s/ Edward J. Marino
                                      --------------------------------------
                                      By: Edward J. Marino
                                      President and
                                      Chief Executive Officer
                                      (Principal Executive and
                                      Duly Authorized Officer)


Date: August 13, 2002                 /s/ Moosa E. Moosa
                                      --------------------------------------
                                      By: Moosa E. Moosa
                                      Vice President of Finance,
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)

EXHIBIT INDEX


      No.      Description

     10.1 Separation Agreement by and between Presstek, Inc. and Robert W. Hallman dated as of April 26, 2002, and effective as of April 30, 2002 (filed herewith).

     10.2 Employment Agreement by and between Presstek, Inc. and Edward J. Marino, dated April 3, 2002 (filed herewith).**

     10.3 Employment Agreement by and between Presstek, Inc. and Moosa E. Moosa, dated June 28, 2002 (filed herewith).**

     10.4 Agreement for Manufacture & Sale of "Sun Press" between Presstek, Inc. and Ryobi Limited, dated as of April 5, 2002 (filed herewith). *

     10.5      2002 Employee Stock Purchase Plan of Presstek, Inc. (filed as
               Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the Commission on August 9, 2002 and incorporated herein by reference). **

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Confidential treatment requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

**   Denotes management employment contracts or compensatory plans.