Form 10-Q
period 2002-09-28
PRESSTEK INC /DE/
filed 2002-11-12
CIK 846876

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                    ---------
(Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 28, 2002


                                       OR


   [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to
          _______________.


                           Commission File No. 0-17541


                                 PRESSTEK, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                                   02-0415170
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  [_]     No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 6, 2002, there were 34,125,481 shares of the registrant's common stock, $.01 par value per share, outstanding.
================================================================================

PRESSTEK, INC.

INDEX



PART I      FINANCIAL INFORMATION                                           PAGE

 Item 1.    Financial Statements

            Balance Sheets as of September 28, 2002 (unaudited)
            and December 29, 2001 ........................................   3

            Statements of Operations for the three and nine months ended
            September 28, 2002 and September 29, 2001 (unaudited) ........   4

            Statements of Cash Flows for the nine months ended
            September 28, 2002 and September 29, 2001 (unaudited) ........   5

            Notes to Financial Statements (unaudited) ....................   6

 Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations ................   11

 Item 3.    Quantitative and Qualitative Disclosures
            About Market Risk ............................................   18

 Item 4.    Controls and Procedures ......................................   18


PART II     OTHER INFORMATION

 Item 1.    Legal Proceedings ............................................   19

 Item 6.    Exhibits and Reports on Form 8-K .............................   19



Signatures ...............................................................   20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRESSTEK, INC.

                                                                               SEPTEMBER 28   DECEMBER 29
BALANCE SHEETS                                                                     2002          2001
(In thousands, except share data)                                               (UNAUDITED)
---------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                      $  13,975    $   2,492
   Accounts receivable, net of allowance for losses
     of $2,404 and $2,420 in fiscal 2002 and 2001, respectively                      14,977       18,117
   Inventories                                                                       13,845       17,818
   Advances to suppliers                                                               --            303
   Other current assets                                                               1,065          815
--------------------------------------------------------------------------------------------------------
         Total current assets                                                        43,862       39,545
--------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                   54,020       61,235
--------------------------------------------------------------------------------------------------------

OTHER ASSETS:
   Patent application costs and license rights, net                                   4,022        4,358
   Other                                                                                117        1,706
--------------------------------------------------------------------------------------------------------
         Total other assets                                                           4,139        6,064
--------------------------------------------------------------------------------------------------------
                 TOTAL                                                            $ 102,021    $ 106,844
========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                                                                  $    --      $     967
   Current portion of long-term debt                                                  2,999        2,343
   Accounts payable                                                                   3,404        2,067
   Accrued expenses                                                                  10,080        5,920
   Deferred revenues                                                                  1,768        1,507
--------------------------------------------------------------------------------------------------------
         Total current liabilities                                                   18,251       12,804
--------------------------------------------------------------------------------------------------------

LONG-TERM DEBT, NET OF CURRENT PORTION                                               14,441       14,055
--------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized
     1,000,000 shares; no shares issued or outstanding                                 --           --
   Common stock, $.01 par value; authorized 75,000,000 shares;
     issued and outstanding 34,125,481 shares at
     September 28, 2002; 34,115,906 shares at December 29, 2001                         341          341
   Additional paid-in capital                                                        97,403       97,342
   Accumulated  deficit                                                             (28,415)     (17,698)
--------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                  69,329       79,985
--------------------------------------------------------------------------------------------------------
                 TOTAL                                                            $ 102,021    $ 106,844
========================================================================================================

See notes to financial statements

PRESSTEK, INC.

STATEMENTS OF OPERATIONS (unaudited)
 (In thousands, except per share data)

                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
---------------------------------------------------------------------------------------------------------------------
                                                               SEPTEMBER 28  SEPTEMBER 29  SEPTEMBER 28  SEPTEMBER 29
                                                                   2002          2001          2002          2001
---------------------------------------------------------------------------------------------------------------------
REVENUES:
   Product sales                                                 $ 19,693      $ 24,283      $ 56,715      $ 72,832
   Royalties and fees from licensees                                1,293         2,041         4,361         6,388
-------------------------------------------------------------------------------------------------------------------
     Total revenues                                                20,986        26,324        61,076        79,220
-------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
   Cost of products sold                                           13,293        18,551        41,964        49,984
   Research and product development                                 1,982         2,778         7,319         9,143
   Sales, marketing and customer support                            2,277         3,653         7,819        10,228
   General and administrative                                       2,600         3,806         8,079        10,697
   Special charges                                                   --            --           5,961          --
-------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                                      20,152        28,788        71,142        80,052
-------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                         834        (2,464)      (10,066)         (832)
-------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE), NET:
   Interest expense, net                                             (224)         (327)         (679)         (857)
   Other, net                                                          11           (25)           28           (49)
-------------------------------------------------------------------------------------------------------------------
     Total other income (expense), net                               (213)         (352)         (651)         (906)
-------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                                     621        (2,816)      (10,717)       (1,738)
PROVISION FOR INCOME TAXES                                           --            --            --            --
-------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                $    621      $ (2,816)     $(10,717)     $ (1,738)
===================================================================================================================
EARNINGS (LOSS) PER SHARE - BASIC                                $   0.02      $  (0.08)     $  (0.31)     $  (0.05)
===================================================================================================================
EARNINGS (LOSS) PER SHARE - DILUTED                              $   0.02      $  (0.08)     $  (0.31)     $  (0.05)
===================================================================================================================
WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING - BASIC                                  34,125        34,109        34,124        34,091
===================================================================================================================
WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING - DILUTED                                34,127        34,109        34,124        34,091
===================================================================================================================

See notes to financial statements

PRESSTEK, INC.

STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)
                                                                                     SEPTEMBER 28  SEPTEMBER 29
FOR THE NINE MONTHS ENDED                                                                2002          2001
---------------------------------------------------------------------------------------------------------------
CASH FLOWS - OPERATING ACTIVITIES:
   Net loss                                                                             $(10,717)   $ (1,738)
       Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
        Special charges and discontinued programs                                         10,696        --
        Depreciation and amortization                                                      7,208       6,623
        Provision for warranty and other costs                                               645       3,053
        Provision for losses on accounts receivable                                          670         900
        Other, net                                                                           288          94
   Changes in operating assets and liabilities:
        Accounts receivable                                                                2,477      (4,647)
        Inventories                                                                        1,261      (6,718)
        Advances to suppliers and other current assets                                        53       3,018
        Accounts payable                                                                   1,337      (1,950)
        Accrued expenses                                                                  (1,509)        374
        Deferred revenue                                                                     261      (1,106)
        Other assets                                                                        (326)         13
------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) operating activities                                    12,344      (2,084)
------------------------------------------------------------------------------------------------------------

CASH FLOWS - INVESTING ACTIVITIES:
        Purchases of property, plant and equipment                                        (1,200)     (8,855)
        Proceeds from sale of equipment                                                      203        --
------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                    (997)     (8,855)
------------------------------------------------------------------------------------------------------------

CASH FLOWS - FINANCING ACTIVITIES:
        Net proceeds from issuance of common stock                                            61         614
        Proceeds (repayments) under line of credit                                          (967)      2,533
        Repayments of mortgage term loan                                                    (792)       (630)
        Proceeds under lease line of credit                                                3,000        --
        Repayments of lease line of credit                                                (1,166)       (878)
------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                 136       1,639
------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          11,483      (9,300)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                              2,492      11,972
------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF PERIOD                                                 $ 13,975    $  2,672
============================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
        Interest                                                                        $    763    $  1,051
============================================================================================================
        Income taxes                                                                    $   --      $    121
============================================================================================================

See notes to financial statements

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 28, 2002

1. BASIS OF PRESENTATION
   ---------------------

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

The Company operates and reports on a 52/53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements include the thirteen-week periods ended September 28, 2002 ("the third quarter of fiscal 2002") and September 29, 2001 ("the third quarter of fiscal 2001"), and the thirty-nine week periods ended September 28, 2002 ("the first nine months of fiscal 2002"), and September 29, 2001 ("the first nine months of fiscal 2001").

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in the quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the fiscal year ended December 29, 2001. The December 29, 2001 information has been derived directly from the annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring. Operating results for the three and nine months ended September 28, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2002.

Certain accounts in the September 29, 2001 financial statements have been reclassified for comparative purposes to conform to the presentation in the September 28, 2002 financial statements.

2. INVENTORIES
   -----------

Inventories consisted of the following at September 28, 2002 and December 29, 2001:
                                      SEPTEMBER 28         DECEMBER 29
     (In thousands)                       2002                 2001
     ------------------------------------------------------------------
     Raw materials                     $   2,647            $   4,458
     Work in process                       6,108                4,530
     Finished goods                        5,090                8,830
     ------------------------------------------------------------------
         Total inventories              $ 13,845             $ 17,818
     ==================================================================

The September 28, 2002 inventories are stated net of write-downs recorded in June 2002 of $2.7 million for inventory related to certain discontinued programs.

3. PROPERTY, PLANT AND EQUIPMENT, NET
   ----------------------------------

Property, plant and equipment, net consisted of the following at September 28, 2002 and December 29, 2001:

                                                   SEPTEMBER 28     DECEMBER 29
     (In thousands)                                    2002             2001
     --------------------------------------------------------------------------
     At cost:
     Land and improvements                           $  2,038        $  2,038
     Buildings and leasehold improvements              24,456          26,245
     Production equipment and other                    47,100          49,147
     Office furniture and equipment                     5,013           5,119
     --------------------------------------------------------------------------
                                                       78,607          82,549
     Less accumulated depreciation                    (24,587)        (21,314)
     --------------------------------------------------------------------------
         Total property, plant and equipment, net    $ 54,020        $ 61,235
     ==========================================================================

The September 28, 2002 property, plant and equipment is stated net of write-downs recorded in June 2002 of $1.7 million for equipment and leasehold improvements as a result of the consolidation of facilities.

4.  ACCRUED EXPENSES
    ----------------

Accrued expenses consisted of the following at September 28, 2002 and December 29, 2001:

                                                   SEPTEMBER 28     DECEMBER 29
     (In thousands)                                    2002             2001
     --------------------------------------------------------------------------
     Accrued payroll and benefits                    $  2,235        $  1,811
     Accrued warranty                                     816             793
     Accrued special charges and
        discontinued programs                           3,971             --
     Net current liabilities of discontinued
        operations                                      1,468           1,521
     Other current liabilities                          1,590           1,795
     --------------------------------------------------------------------------
         Total accrued expenses                      $ 10,080        $  5,920
     ==========================================================================

5.  LONG-TERM DEBT
    --------------

Long-term debt consisted of the following at September 28, 2002 and December 29, 2001:
                                                   SEPTEMBER 28     DECEMBER 29
     (In thousands)                                    2002            2001
     --------------------------------------------------------------------------
     Mortgage term loans                             $  7,688        $  8,480
     Lease line of credit                               9,752           7,918
     -------------------------------------------------------------------------
                                                       17,440          16,398
     Less current portion                              (2,999)         (2,343)
     --------------------------------------------------------------------------
         Total long-term debt, net of current
           portion                                   $ 14,441        $ 14,055
     ==========================================================================

In addition to the mortgage term loans and the lease line of credit, the Company has a revolving line of credit loan with Citizens Bank New Hampshire, ("Citizens") which expires in October 2003, under which the Company may borrow a maximum of $16.0 million. The revolving line of credit is subject to a borrowing base formula based on eligible accounts receivable and inventories, as defined by the loan agreement, and reduced by the amount of all letters of credit outstanding. The revolving line of credit loan is secured by substantially all of the Company's assets, with interest payable at the LIBOR rate plus 1.50% (3.31% at September 28, 2002). As of September 28, 2002, the Company had $10.5 million available under the revolving line of credit loan, reduced by $6.8 million outstanding under standby letters of credit.

On May 1, 2002, the Company borrowed an additional $3.0 million against its lease line of credit facility with Keybank National Association. The borrowing is secured by certain equipment valued at $5.0 million, with interest payable at the LIBOR rate plus 4.25% (6.06% at September 28, 2002). Principal and interest is due and payable in sixty equal monthly installments of $58,126, beginning on June 1, 2002.

Under the terms of the mortgage term loans, the lease line of credit and the revolving line of credit agreements, the Company is required to meet various restrictive covenants on a quarterly and annual basis, including maximum funded debt to EBITDA and minimum fixed charge coverage covenants. As of September 28, 2002, the Company was in compliance with all financial covenants.

6. INCOME TAXES
   ------------

The Company did not record a provision for income taxes in the first nine months of fiscal 2002 and in the third quarter and first nine months of fiscal 2001, as a result of tax losses incurred in those periods. The Company did not record a provision for income taxes in the third quarter of fiscal 2002, as a result of the utilization of net operating loss carryforwards incurred prior to the deduction for stock compensation.

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

The following represents the calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 28, 2002 and September 29, 2001:

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                   SEPTEMBER 28    SEPTEMBER 29    SEPTEMBER 28    SEPTEMBER 29
(In thousands, except per share data)                  2002            2001            2002            2001
---------------------------------------------------------------------------------------------------------------
Net income (loss)                                    $    621       $  (2,816)      $ (10,717)      $  (1,738)
===============================================================================================================
 Weighted average common shares
           Outstanding - Basic                         34,125          34,109          34,124          34,091
 Effect of assumed conversion
   of stock options                                         2             --              --              --
---------------------------------------------------------------------------------------------------------------
 Weighted average common shares
   Outstanding - Diluted                               34,127          34,109          34,124          34,091
===============================================================================================================
Earnings (loss) per share - Basic                    $   0.02       $   (0.08)      $   (0.31)      $   (0.05)
===============================================================================================================
 Earnings (loss) per share - Diluted                 $   0.02       $   (0.08)      $   (0.31)      $   (0.05)
===============================================================================================================

Options and warrants to purchase 3,993,045 shares of common stock at exercise prices ranging from $3.35 to $26.94 per share were outstanding during a portion of the third quarter of fiscal 2002, but were not included in the computation of diluted earnings per share as the exercise prices of the options and warrants were greater than the average market price of the common shares. These options and warrants, which expire from December 31, 2002 through August 12, 2012, were all outstanding at September 28, 2002.

All options and warrants outstanding during the nine months ended September 28, 2002, and the third quarter and first nine months of fiscal 2001 were not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

8. COMPREHENSIVE INCOME (LOSS)
   ---------------------------

Comprehensive income (loss) is comprised of net income (loss) and all changes in stockholder's equity except those due to investments by owners and distributions to owners. For the third quarter and first nine months of both fiscal 2002 and fiscal 2001 there were no differences between net income (loss) and comprehensive income (loss).

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

The accounting policies of the reportable segments are consistent with those of the Company. Sales between the segments are recorded at prices that approximate pricing for sales conducted at an arm's length basis. The segments are measured on operating profits or losses before net interest income, minority interest and income taxes.

A summary of the Company's operations by segment for the three and nine months ended September 28, 2002 and September 29, 2001 is as follows:

                                                     DIGITAL
                                                     IMAGING                           INTER-
     (In thousands)                                  PRODUCTS        LASERTEL         SEGMENT          TOTAL
     ---------------------------------------------------------------------------------------------------------
     THREE MONTHS ENDED SEPTEMBER 28, 2002
     Revenues                                        $ 20,961       $   1,321        $ (1,296)       $ 20,986
     Income (loss) from operations                      2,781          (1,947)                            834
     Total assets                                      85,486          16,535                         102,021
     Depreciation and amortization                      1,640             661                           2,301
     Capital expenditures                                 554              46                             600

     THREE MONTHS ENDED SEPTEMBER 29, 2001

     Revenues                                        $ 26,299       $   1,325        $  1,300        $ 26,324
     Loss from operations                                (162)         (2,302)                         (2,464)
     Total assets                                      95,048          21,122                         116,170
     Depreciation and amortization                      1,797             503                           2,300
     Capital expenditures                                 272           1,264                           1,536

     NINE MONTHS ENDED SEPTEMBER 28, 2002

     Revenues                                        $ 61,050       $   1,555        $ (1,529)       $ 61,076
     Loss from operations                             ( 3,872)         (6,194)                        (10,066)
     Total assets                                      85,486          16,535                         102,021
     Depreciation and amortization                      5,250           1,958                           7,208
     Capital expenditures                                 940             260                           1,200

     NINE MONTHS ENDED SEPTEMBER 29, 2001

     Revenues                                        $ 79,192       $   2,540        $ (2,512)       $ 79,220
     Income (loss) from operations                      7,115          (7,947)                           (832)
     Total assets                                      95,048          21,122                         116,170
     Depreciation and amortization                      5,504           1,119                           6,623
     Capital expenditures                               2,186           6,669                           8,855

                                        9

10.  DISCONTINUED PROGRAMS AND SPECIAL CHARGES
     -----------------------------------------

In the second quarter of fiscal 2002, the Company initiated a process to evaluate the Company's resources and strategically re-focus the Company. During this process, the Company evaluated all aspects of the business, and concluded to reposition and rescale its resources. As part of this exercise, the Company initiated various repositioning actions during the second quarter of fiscal 2002. These actions included the following: (i) creation of market-focused Direct Imaging ("DI") and Computer-to-Plate ("CTP") product lines; (ii) creation of a new senior management organization; (iii) discontinuance of certain programs; and (iv) the consolidation of the Company's Hampshire Drive research and development facility into the main Executive Drive facility in Hudson, NH. As a result of these actions, the Company recorded a charge of $4.7 million to cost of sales in the second quarter of fiscal 2002, which includes $2.7 million for inventory write-downs and $2.0 million for other charges related to discontinued programs. In addition, the Company recorded special charges of $6.0 million in the second quarter of fiscal 2002. The special charges include $1.0 million related to severance and fringe benefit costs associated with the reduction of approximately 50 employees, primarily in manufacturing and research and development, $2.0 million related to the write-down of equipment and lease termination costs as a result of the Hampshire Drive consolidation, $1.8 million related primarily to other asset write-downs and costs associated with the repositioning, and $1.2 million related to executive contractual obligations, as a result of a separation agreement with Robert W. Hallman, former President and Chief Executive Officer of the Company. Pursuant to the separation agreement, effective April 30, 2002, the Company agreed to pay Mr. Hallman a separation payment equal to three times his current then annual salary, payable bi-weekly over 36 months, until May 2005.

The repositioning activity and workforce reduction, which was initiated in June 2002, was substantially complete at the end of the second quarter of fiscal 2002. The consolidation of the Hampshire Drive facility was completed in the third quarter of fiscal 2002. As of September 28, 2002, the Company's accrued expenses related to the special charges and discontinued programs were as follows:

                                                                   SEPTEMBER 28
     (In thousands)                                                    2002
     --------------------------------------------------------------------------
     Discontinued programs                                            $ 1,980
     Executive contractual obligations                                  1,027
     Severance and fringe benefits                                        395
     Lease termination costs                                              304
     Other miscellaneous costs                                            265
     --------------------------------------------------------------------------
         Total accrued special charges and discontinued programs      $ 3,971
     ==========================================================================

The Company paid $947,000 through September 28, 2002, as a result of the forgoing repositioning actions, and anticipates the remaining payments related to the discontinued programs and special charges will be completed by May 2005.

11.  RECENTLY ISSUED ACCOUNTING STANDARDS
     ------------------------------------

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Restructuring Costs" ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The Company does not anticipate that the adoption of SFAS 146 will have a material effect on its results of operations or financial position.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Certain statements contained in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the Company's expectations for its financial and operating performance in 2002 and beyond, the adequacy of internal cash for the Company's operations, the ability of the Company to manage its working capital and inventory levels, availability of component materials, management's plans and goals with regard to the Company's shipping and production capabilities, the expected effects and benefits of the reorganization and repositioning of the Company's business and the discontinuance of certain programs, including any cost savings related thereto, management's plans and goals for the Company's Lasertel subsidiary, the expected capital requirements of Lasertel, the strength of the Company's various strategic partnerships both on manufacturing and distribution, among others. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors that could cause or contribute to such differences include continued support from the Company's banks, the Company's ability to receive waivers from its banks for any debt covenant violations, the Company's dependency on its strategic partners (both on manufacturing and distribution), shortages of critical or sole-source component supplies, the availability and quality of Lasertel's laser diodes, manufacturing constraints or difficulties, (as well as manufacturing difficulties experienced by our sub-manufacturing partners and their capacity constraints), the impact of general market factors in the print industry generally and the economy as a whole, market acceptance of and demand for the Company's products and resulting revenues and other risks detailed in the Company's reports on file with the Securities Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended December 29, 2001, as well as those discussed elsewhere in this report. The words "looking forward," "looking ahead," "believe(s)," "should," "plan," "expect(s)," "project(s)," "anticipate(s)," "may," "likely," "potential," "opportunity" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made and readers are advised to consider such forward-looking statements in light of the risks discussed above. Presstek undertakes no obligation to update any forward-looking statements contained in this Quarterly Report on Form 10-Q.

BACKGROUND

Presstek, Inc. (the "Company" or "Presstek"), incorporated in Delaware in 1987, is a manufacturer, developer and marketer of digital laser imaging and chemistry-free plate technologies for the printing and graphic arts industries. Presstek's products and applications incorporate its patented Direct Imaging ("DI(R)") technologies and consumables for computer-to-plate ("CTP") and direct-to-press applications. The Company's patented DI thermal laser diode product family enables its customers to produce high quality, full-color lithographic printed materials more quickly and cost effectively than conventional methods. Using digital information and high-powered semiconductor laser diodes to create images in its proprietary printing plate materials, Presstek's patented DI technologies are marketed to leading press manufacturers and used in the Company's Dimension series of CTP systems. Presstek's Dimension systems incorporate its proprietary ProFire(TM) laser imaging technology and use its complementary chemistry-free thermal printing plate, Anthem(TM). Presstek's DI technology eliminates photographic darkrooms, film, and chemical processing, which results in reduced turnaround time and lowers the cost of production for commercial printers.

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

The Company operates and reports on a 52/53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements include the thirteen week periods ended September 28, 2002 ("the third quarter of fiscal 2002") and September 29, 2001 ("the third quarter of fiscal 2001"), and the thirty-nine week periods ended September 28, 2002 ("the first nine months of fiscal 2002"), and September 29, 2001 ("the first nine months of fiscal 2001").

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

Presstek's management's discussion and analysis of its financial condition and results of operations are based upon Presstek's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Presstek evaluates its estimates, including those related to product returns, bad debts, inventories, income taxes, warranty obligations, and litigation. Presstek bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

RESULTS OF OPERATIONS

REVENUES

Revenues for the third quarter and first nine months of fiscal 2002 of $21.0 million and $61.1 million, respectively, consisted of product sales, customer support revenues, and royalties and license fees. Revenues for the third quarter and first nine months of fiscal 2002 decreased $5.3 million or 20% and $18.1 million or 23% as compared to $26.3 million and $79.2 million for the third quarter and first nine months of fiscal 2001, respectively. Revenues generated for the third quarter and first nine months of fiscal 2002 and fiscal 2001 relate primarily to the Digital Imaging Products segment, as the external revenues generated by the Lasertel segment were minimal. The Company's revenues for the third quarter and first nine months of fiscal 2002 were negatively impacted by the general down-turn in the capital equipment market and the economy as a whole.

Product sales for the third quarter and first nine months of fiscal 2002 of $19.7 million and $56.7 million respectively, decreased $4.6 million or 19% and $16.1 million or 22%, respectively, as compared to $24.3 million and $72.8 million for the third quarter and first nine months of fiscal 2001. These decreases in product sales were due primarily to volume and price decreases of direct imaging kits sold to Heidelberg Druckmaschinen AG ("Heidelberg") for use in the Quickmaster DI, volume decreases of direct imaging kits sold to Ryobi Limited for use in the Ryobi 3404DI, and volume decreases of press shipments to Xerox Corporation ("Xerox") for the DocuColor 400DI. For the first nine months of fiscal 2002, the decrease in product sales was also due to volume decreases of the Company's CTP Dimension platesetter products, and volume decreases of press shipments to Xerox for the DocuColor 233. These decreases were partially offset by volume increases of the Company's thermal consumable products. The revenues generated from the sale of consumable products were $13.8 million and $39.7 million for the third quarter and first nine months of fiscal 2002, respectively, an increase of $2.9 million or 27% and $5.2 million or 15%, as compared to $10.9 million and $34.5 million for the third quarter and first nine months of fiscal 2001, respectively. These consumable product revenues include sales under the Company's agreements with Heidelberg and its distributors of $6.7 million and $17.1 million for the third quarter and first nine months of fiscal 2002 respectively, and $4.7 million and $15.5 million for the comparable periods in fiscal 2001, respectively.

Royalties and fees from licensees for the third quarter and first nine months of fiscal 2002 of $1.3 million and $4.4 million respectively, decreased $700,000 or 35% and $2.0 million or 31%, as compared to royalties and fees from licensees of $2.0 million and $6.4 million for the third quarter and first nine months of fiscal 2001. Royalties decreased $850,000 or 58% and $2.7 million or 56% for the third quarter and first nine months of fiscal 2002 respectively, compared to the same periods of fiscal 2001, primarily as a result of decreased shipments to Heidelberg of direct imaging systems used in the Quickmaster DI. These decreases were partially offset by increases in customer support revenues of $101,000 or 60% and $643,000 or 179%, for the third quarter and first nine months of fiscal 2002, respectively, as compared to customer support revenues of $168,000 and $359,000 for the same periods of fiscal 2001.

Revenues generated under the Company's agreements with Heidelberg and its distributors were $8.3 million and $23.5 million for the third quarter and first nine months of fiscal 2002, a decrease of $1.0 million or 11% and $9.5 million or 29%, respectively, as compared to $9.3 million and $33.0 million for the comparable periods in fiscal 2001. Revenues from Heidelberg represented 38% and 42% of total revenues for the first nine months of fiscal 2002 and fiscal 2001, respectively.

In connection with the settlement of its outstanding arbitration proceedings with Heidelberg in the third quarter of fiscal 2001, the Company agreed to reduce the royalty payable by Heidelberg for imaging kits delivered in connection with the Heidelberg Quickmaster 46 DI by approximately $9,000 per kit. This reduced royalty rate became effective for imaging kits ordered and delivered after May 1, 2002.

COST OF PRODUCTS SOLD

Cost of products sold consists of the costs of material, labor and overhead, shipping and handling costs and warranty expenses. Cost of products sold for the Digital Imaging Products segment were $11.8 million or 56% of revenue for the third quarter of fiscal 2002, a decrease of $4.5 million or 28% as compared to $16.3 million or 62% of revenue for the comparable period in fiscal 2001. Cost of products sold for the Digital Imaging Products segment for the first nine months of fiscal 2002 were $37.2 million or 61% of revenue, a decrease of $6.7 million as compared to $43.9 million for the comparable period in fiscal 2001. Included in cost of products sold for the Digital Imaging Products segment for the first nine months of fiscal 2002 is a charge of $4.0 million related to the inventory write-downs and other charges associated with discontinued programs.

Gross margin as a percentage of total revenues for the Digital Imaging Products segment was 44% for the third of quarter fiscal 2002, as compared to 35% for the comparable period in fiscal 2001. Gross margin as a percentage of total revenues for the Digital Imaging Products segment was 39% for the first nine months of fiscal 2002. Excluding the inventory write-downs and other charges for discontinued programs, gross margin for the Digital Imaging Products segment would have been 46% for the first nine months of fiscal 2002, as compared to 44% for the first nine months of fiscal 2001. Excluding the inventory write-downs and other charges for discontinued programs the gross margin increase for the third quarter and first nine months of fiscal 2002 was primarily as a result of yield improvements related to the manufacturing of the Company's consumable products, a favorable product mix, and reduced warranty expenditures. Cost of sales for the third quarter of fiscal 2002 included an increase of $250,000 in warranty reserves over the average of the last three quarters, as a result of expected costs related to improvements to the Dimension product. In the third quarter of fiscal 2001, the Company recorded a warranty reserve of $2.1 million as a result of increased warranty expenditures for customer service related to product performance issues of the Dimension platesetter products.

Cost of product sold for the Lasertel segment included $1.5 million in manufacturing costs for the third quarter of fiscal 2002, as compared to $2.2 million for the comparable period in fiscal 2001. This decrease is the result of decreased salaries and benefits related to head count reductions in the first quarter of fiscal 2002. Cost of products sold for the Lasertel segment for the first nine months of fiscal 2002 of $4.8 million, included a charge of $688,000 related to inventory write-downs associated with discontinued programs. Excluding the inventory write-downs, manufacturing costs were $4.1 million for the first nine months of 2002, a decrease of $2.0 million, as compared to $6.1 million for the first nine months of fiscal 2001. The decrease in manufacturing costs was primarily as a result of reduced salaries and benefits related to head count reductions in the first quarter of fiscal 2002.

RESEARCH AND PRODUCT DEVELOPMENT

Research and product development expenses consist primarily of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct the Company's equipment and consumable product development efforts. Research and product development expenses for the Digital Imaging Products segment were $2.0 million or 10% of revenue for the third quarter of fiscal 2002, a decrease of $800,000 as compared to $2.8 million or 11% of revenue for the comparable period in fiscal 2001. Research and product development expenses for the Digital Imaging Products segment for the first nine months of fiscal 2002 were $7.2 million or 12% of revenue, a decrease of $1.9 million as compared to $9.1 million or 11% of revenue for the comparable period in fiscal 2001. These decreases relate primarily to reduced salaries as a result of head count reductions in the first six months of fiscal 2002, as well as reduced professional and contracted services as part of the Company's cost reduction programs put into place in the third quarter of fiscal 2001. The Company's product development cycle centers around major industry trade shows, such as Drupa, held every four of five years. As a result, the Company's research and product development expenses vary in accordance with its product development cycle.

Research and product development expenses for the Lasertel segment were $16,000 or less than 1% of revenues for the third quarter of fiscal 2002, and $89,000 or less than 1% of revenues for the first nine months of fiscal 2002. These expenses related primarily to salaries, benefits, and the costs of parts and supplies to support Lasertel's research activities for both internal and external customers. Research and product development expenses for the Lasertel segment were not material in the third quarter and first nine months of fiscal 2001.

SALES, MARKETING AND CUSTOMER SUPPORT

Sales, marketing and customer support expenses consist primarily of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs related to the Company's sales, marketing and customer support activities. Sales, marketing and customer support expenses for the Digital Imaging Products segment were $2.3 million or 11% of revenue for the third quarter of fiscal 2002, a decrease of $1.1 million as compared to $3.4 million or 13% of revenue for the comparable period in fiscal 2001. Sales, marketing and customer support expenses for the Digital Imaging Products segment for the first nine months of fiscal 2002 were $7.6 million, or 12% of revenue, a decrease of $2.0 million, as compared to $9.6 million or 12% of revenue for the comparable period in fiscal 2001. This decrease relates primarily to reduced salaries, benefits, and related travel costs as a result of head count reductions in the first six months of fiscal 2002, as well as reduced professional and contracted services.

Sales and marketing expenses for the Lasertel segment were $22,000 or less than 1% of revenues for the third quarter of fiscal 2002, a decrease of $215,000 as compared to $237,000 or 1% of revenue for the comparable period in fiscal 2001. Sales and marketing expenses for the Lasertel segment were $180,000 or less than 1% of revenues for the first nine months of fiscal 2002, a decrease of $484,000 as compared to $664,000 or 1% of revenue for the comparable period in fiscal 2001. These expenses relate primarily to salaries, benefits and advertising expenses to support Lasertel`s marketing activities in the defense, medical and graphics industries. These decreases relate primarily to reduced salaries and benefits as a result of head count reductions in the first quarter of fiscal 2002.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of payroll and related expenses for personnel, and contracted professional services necessary to conduct the finance, information systems, human resources and administrative activities of the Company. General and administrative expenses for the Digital Imaging Products segment were $2.1 million or 10% of revenues for the third quarter of fiscal 2002, a decrease of $1.1 million, as compared to $3.2 million or 12% of revenues for the comparable period in fiscal 2001. General and administrative expenses for the Digital Imaging Products segment for the first nine months of fiscal 2002 were $7.0 million or 11% of revenue, a decrease of $1.8 million, as compared to $8.8 million or 11% of revenue for the comparable period in fiscal 2001. These decreases relate primarily to decreases in legal fees as a result of the settlements of the Company's arbitration proceedings with Heidelberg in July 2001.

General and administrative expenses for the Lasertel segment were $450,000 or 2% of revenue for the third quarter of fiscal 2002, a decrease of $111,000 as compared to $561,000 or 2% of revenue for the comparable period in fiscal 2001. General and administrative expenses for the Lasertel segment were $1.1 million or 2% of revenue for the first nine months of fiscal 2002, a decrease of $800,000 as compared to $1.9 million or 2% of revenue for the comparable period in fiscal 2001. These decreases relate primarily to reduced salaries and benefits as a result of head count reductions in the first six months of fiscal 2002.

SPECIAL CHARGES

In the second quarter of fiscal 2002, the Company initiated a process to evaluate the Company's resources and strategically re-focus the Company. During this process, the Company evaluated all aspects of the business, and concluded to reposition and rescale its resources. As part of this exercise, the Company initiated various repositioning actions during the second quarter of fiscal 2002. These actions included the following: (i) creation of market-focused Direct Imaging and Computer-to-Plate product lines; (ii) creation of a new senior management organization; (iii) discontinuance of certain programs; and
(iv) the consolidation of the Company's Hampshire Drive research and development facility into the main Executive Drive facility in Hudson, NH. As a result of these actions, the Company recorded special charges of $6.0 million in the second quarter of fiscal 2002. The special charges include $1.0 million related to severance and fringe benefit costs associated with the reduction of approximately 50 employees, primarily in manufacturing and research and development, $2.0 million related to the write-down of equipment and lease termination costs as a result of the Hampshire Drive consolidation, $1.8 million related primarily to other asset write-downs and costs associated with the repositioning, and $1.2 million related to executive contractual obligations, as a result of a separation agreement (the "Hallman Agreement") with Robert W. Hallman, former President and Chief Executive Officer of the Company. Pursuant to the Hallman Agreement, effective April 30, 2002, the Company agreed to pay Mr. Hallman a separation payment equal to three times his then current annual salary, payable bi-weekly over 36 months, until May 2005. In consideration for the payments and other benefits under the Hallman Agreement, Mr. Hallman agreed for a period of five (5) years commencing April 30, 2002, not to engage in any business activity on behalf of an entity which is a direct competitor of the Company and not to recruit, solicit or offer employment to any employee of the Company.

The repositioning activity and workforce reduction, which was initiated in June 2002, was substantially complete at the end of the second quarter of fiscal 2002. The consolidation of the Hampshire Drive facility was completed in the third quarter of fiscal 2002. The Company paid $947,000 through September 28, 2002, as a result of the forgoing repositioning actions.

OTHER INCOME AND EXPENSE

Other income and expense consists primarily of net interest expense and other miscellaneous expense.

Interest expense, net was $224,000 for the third quarter of fiscal 2002, a decrease of $103,000 as compared to $327,000 for the comparable period in fiscal 2001. Interest income was $55,000 for the third quarter of fiscal 2002, an increase of $25,000 as compared to $30,000 for the comparable period in fiscal 2001, primarily as a result of increased cash balances. Interest income for the first nine months of fiscal 2002 was $118,000, a decrease of $76,000 as compared to $194,000 for the comparable period in fiscal 2001, primarily as a result of lower interest rates on increased cash balances. Interest expense was $279,000 and $797,000, for the third quarter and first nine months of fiscal 2002, respectively, a decrease of $78,000 and $303,000 as compared to $357,000 and $1.1 million for the comparable periods in fiscal 2001, primarily as a result of lower interest rates on borrowings.

PROVISION FOR INCOME TAXES

The Company did not record a provision for income taxes in the first nine months of fiscal 2002 and in the third quarter and the first nine months of fiscal 2001, as a result of tax losses incurred in those periods. The Company did not record a provision for income taxes in the third quarter of fiscal 2002, as a result of the utilization of net operating loss carryforwards incurred prior to the deduction for stock compensation.

NET INCOME (LOSS)

As a result of the foregoing, the Company had net income of $621,000 for the third quarter of fiscal 2002 and a net loss of $10.7 million for the first nine months of fiscal 2002, as compared to net losses of $2.8 million and $1.7 million for the third quarter and first nine months of fiscal 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 28, 2002, the Company had cash and cash equivalents of $14.0 million and working capital of $25.6 million as compared to cash and cash equivalents of $2.5 million and working capital of $26.7 million at December 29, 2001. The increase in cash and cash equivalents of $11.5 million for the first nine months of fiscal 2002 was primarily attributable to strict working capital management. Net cash provided by operating activities during the first nine months of fiscal 2002 of $12.3 million was offset by cash used to purchase equipment of approximately $1.2 million.

Net cash provided by operating activities was $12.3 million for the nine months ended September 28, 2002, primarily as a result of special charges and discontinued programs of $10.7 million, depreciation and amortization of $7.2 million and other non-cash items of $1.6 million, decreases in inventories and accounts receivable of $1.3 million and $2.5 million, respectively, and increases in accounts payable of $1.3 million, off set by net losses of $10.7 million and a decrease in accrued expenses of $1.5 million.

Net cash used in investing activities of $997,000 for the nine months ended September 28, 2002 consisted primarily of additions to property, plant and equipment used in the Company's business, net of proceeds from sales of equipment used in the Company's business.

Net cash provided by financing activities for the nine months ended September 28, 2002 totaled $136,000 and consisted primarily of proceeds of $3.0 million from borrowings under the Company's lease line of credit facility with Keybank National Association, offset by payments on the mortgage term loans, the revolving line of credit of $1.0 million and the lease line of credit facility of $1.9 million.

The Company's long-term debt consists of two mortgage term loans from Citizens Bank New Hampshire ("Citizens"), and a lease line of credit facility from Keybank National Association ("Keybank").

On May 1, 2002, the Company borrowed an additional $3.0 million against its lease line of credit facility with Keybank National Association. The borrowing is secured by certain equipment valued at $5.0 million, with interest payable at the LIBOR rate plus 4.25% (6.06% at September 28, 2002). Principal and interest is due and payable in sixty equal monthly installments of $58,126, beginning on June 1, 2002.

In addition to the mortgage term loans and the lease line of credit, the Company has a revolving line of credit loan with Citizens which expires in October 2003, under which the Company may borrow a maximum of $16.0 million. The revolving line of credit is subject to a borrowing base formula based on eligible accounts receivable and inventories, as defined by the Citizens loan agreement, and reduced by the amount of all letters of credit outstanding. The revolving line of credit loan is secured by substantially all of the Company's assets, with interest payable at the LIBOR rate plus 1.50% (3.31% at September 28, 2002).

As of September 28, 2002, the Company had $10.5 million available under the revolving line of credit loan, reduced by $6.8 million outstanding under standby letters of credit.

Under the terms of the mortgage term loans, the lease line of credit and the revolving line of credit agreements, the Company is required to meet various restrictive covenants on a quarterly and annual basis, including maximum funded debt to EBITDA and minimum fixed charge coverage covenants. At September 28, 2002, the Company was in compliance with all financial covenants.

The Company has future contractual payments primarily related to debt, royalty obligations, and operating leases, from 2002 through 2010. The Company's future commitments under its credit facilities total $17.4 million at September 28, 2002, of which $771,000 will be paid in the fourth quarter of fiscal 2002. The future commitments under the Company's royalty agreement with Fuji Photo Film Co., Ltd., total $12.2 million at September 28, 2002, of which $70,000 is expected to be paid in the fourth quarter of fiscal 2002. The Company also has future minimum rental commitments under various non-cancelable operating leases of $199,000 at September 28, 2002. The related lease agreements expire on various dates over the next three years. The Company expects to make payments of $71,000 under its non-cancelable operating lease agreements for the remainder of fiscal 2002.

Although the Company believes that existing funds, cash flows from operations, and cash available under its revolving line of credit and lease line of credit should be sufficient to satisfy working capital requirements, payout of restructuring costs, and capital expenditures through the next twelve months, there can be no assurance that the Company will not require additional financing, or that such additional financing, if needed, will be available on acceptable terms. Likewise there can be no assurance that the Company will be able to manage its working capital successfully.

The Company's anticipated capital expenditures for the balance of fiscal 2002 are approximately $650,000, and primarily relate to the purchase of capital equipment to be used in the production of the Company's DI and CTP equipment and consumable products.

EFFECT OF INFLATION

Inflation has not had, and is not expected to have, a material impact upon the Company's operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Restructuring Costs" ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The Company does not anticipate that the adoption of SFAS 146 will have a material effect on its results of operations or financial position.

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

ITEM 4.  CONTROLS AND PROCEDURES.
         ------------------------

(a) Evaluation of Disclosure Controls and Procedures

As of a date (the "Evaluation Date") within ninety days prior to the filing date of this Quarterly Report on Form 10-Q, the Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date the Company last evaluated its internal controls.

PART II -  OTHER INFORMATION

Item 1. Legal Proceedings

In August 1999 Creo Inc., ("Creo"), filed an action in the United States District Court for the District of Delaware (the "District Court") against the Company asserting that Creo has a "reasonable apprehension that it will be sued by Presstek for infringement" of two of the Company's patents and seeking a declaration that Creo's products "do not and will not infringe any valid and enforceable claims" of the patents in question. In September 1999, the Company filed a counterclaim against Creo for patent infringement. The Company claimed that Creo infringed two direct imaging patents owned by the Company which had recently been the subject of re-examination by the U.S. Patent and Trademark Office. This action went to trial before the District Court without a jury during the week of June 25, 2001. The District Court issued a decision on September 11, 2001, in which it affirmed the validity and enforceability of the Company's on-press imaging patents, but held that the current Creo DOP System did not infringe the patents. Creo appealed the District Court's decision that the patents are valid and enforceable, and the Company cross-appealed the finding of non-infringement by the current Creo DOP System. On September 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the District Court's decision that the Company's patents are valid and enforceable, but that they are not infringed by the current Creo DOP System. The Company is considering what further appeals may be appropriate.

See also Part I - Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 filed with the Commission on March 29, 2002 for a description of certain other legal proceedings pending against the Company. All of such information is hereby incorporated by reference in response to this item.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1 Description of the Company's Non-Employee Director Compensation Arrangements, approved by the Company's Board of Directors on July 17, 2002 (filed herewith).*

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

--------------
* Denotes management employment contracts or compensatory plans.


(b)  Reports on Form 8-K

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PRESSTEK, INC.
                                              (Registrant)


Date: November 12, 2002                       /s/ Edward J. Marino
                                              -------------------------------
                                              By: Edward J. Marino
                                              President and
                                              Chief Executive Officer
                                              (Principal Executive and
                                              Duly Authorized Officer)


Date: November 12, 2002                       /s/ Moosa E. Moosa
                                              -------------------------------
                                              By: Moosa E. Moosa
                                              Vice President of Finance,
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                 CERTIFICATIONS

I, Edward J. Marino, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Presstek, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
                                       /s/ Edward J. Marino
                                       -------------------------------------
                                       Edward J. Marino
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

I, Moosa E. Moosa, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Presstek, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
                                    /s/ Moosa E. Moosa
                                    -------------------------------------------
                                    Moosa E. Moosa
                                    Vice President of Finance and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

EXHIBIT INDEX




  NO.      DESCRIPTION
  ----     -----------

  10.1 Description of the Company's Non-Employee Director Compensation Arrangements, approved by the Company's Board of Directors on July 17, 2002 (filed herewith).*

  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).


--------------
* Denotes management employment contracts or compensatory plans.