Form 10-K
period 2002-12-28
PRESSTEK INC /DE/
filed 2003-03-28
CIK 846876

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-17541

Presstek, Inc.

(Exact name of registrant as specified in its charter)

Delaware	02-0415170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Executive Drive, Hudson, New Hampshire 03051-4903

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code:

(603) 595-7000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2002 was approximately $125,000,000.

      As of March 21, 2003, there were 34,142,624 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

      Parts of the definitive Proxy Statement (which is expected to be filed within 120 days after the Company’s fiscal year end) for the registrant’s Annual Meeting of Stockholders to be held on June 17, 2003 are incorporated by reference into Part II and Part III of this Form 10-K.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures.
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
PRESSTEK, INC. BALANCE SHEETS
PRESSTEK, INC. STATEMENTS OF OPERATIONS
PRESSTEK, INC. STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
PRESSTEK, INC. STATEMENTS OF CASH FLOWS
Selected Quarterly Financial Data (unaudited)
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Ex-10.(hh) Non Employee Director Compensation...
Ex-10.(ii) Security Agreement
Ex-10.(jj) Amendment to Loan Agreement
Ex-10.(kk) Replacement Revolving Line of Credit
Ex-10.(ll) Retirement Agreement
Ex-21 Subsidiaries
Ex-23.(a) Consent of BDO Seidman LLP
Ex-99.1 Certification of Edward J. Marino
Ex-99.2 Certification of Moosa E. Moosa

PART I

Item 1.	Business

General

      Presstek, Inc. (“Presstek®”, “we” or “us”), incorporated in Delaware in 1987, is a manufacturer, developer and marketer of digital laser imaging and chemistry-free plate technologies for the printing and graphic arts industries. Presstek’s products and applications incorporate its patented Direct Imaging (“DI®”) technologies and consumables for computer-to-plate (“CTP”) and direct-to-press applications. Presstek’s DI technology enables “direct to press” imaging, whereby the printing plates are imaged on the press directly from digital files, bypassing numerous prepress procedures and chemical processes in preparing jobs for presswork. Our computer-to-plate or off-press imaging allows operators of conventional printing presses the ability to image plates directly from digital files to the CTP device. The printer then uses these plates as they would a traditional plate, but without the chemical processes required for conventional plates.

      Our patented DI thermal laser diode product family enables customers to produce high quality, full-color lithographic printed materials more quickly and cost effectively than conventional methods. Presstek’s DI technology eliminates photographic darkrooms, film, and chemical processing, which results in reduced turn-around time and lowers the effective cost of production for commercial printers. We lead our industry with an environmentally friendly process that avoids the chemicals associated with plate development. Using digital information and high-powered semiconductor laser diodes to create images on our patented printing plate materials, our DI technologies are marketed to leading press manufacturers and used in our Dimension® series of CTP systems. Presstek’s Dimension CTP systems incorporate our patented ProFire® laser imaging technology and use our chemistry free printing plate, Anthem®.

      Presstek’s CTP workflow and automated DI printing technology not only complement digital publishing technology, they also help printers meet the short-run quick turn-around, color demands of the marketplace. By significantly increasing the efficiency with which jobs are prepared for print, Presstek’s technology makes shorter printing runs more feasible at lower costs. Our technology utilizes the offset lithographic method of applying ink to paper that is universally accepted by printers and consumers, and produces the versatile, high-quality characteristics they require.

      Lasertel, Inc. (“Lasertel”), a subsidiary of Presstek, is primarily engaged in the manufacture and development of high-powered laser diodes. Lasertel’s products include semiconductor lasers and active components for the graphics and defense industries. Lasertel offers high-powered laser diodes in both standard and customized configurations, including chip on sub-mount, un-mounted bars, and fiber-coupled devices, to support various applications.

Business Overview

      Beginning in the late 1980’s, we developed a direct imaging system that allows digitally formatted file data to be used to image a plate directly on the printing press. Presstek’s technology and products use thermal energy generated by lasers to reproduce digital files directly onto printing plates, without the daylight sensitive, photomechanical and chemical processes associated with other imaging methods. Our direct imaging technology is currently being used in a variety of both on-press and off-press applications. This capability has provided a number of new applications for direct imaging systems and patented thermal-based digital media and consumable printing plates.

      In 2000 we established Lasertel for the purpose of securing our supply of laser diodes, which are components of our imaging technology. Lasertel is located in Tucson, Arizona, and is primarily engaged in the manufacture and development of high-powered laser diodes. In addition to focusing its efforts on supplying laser diodes to Presstek, Lasertel has also developed laser products for the defense industry, and continues to develop prototypes for qualification in the defense, industrial and medical industries. There can be no assurance, however, that any of these prototypes, if and when marketed, will be commercially successful or produce significant revenue for Presstek or Lasertel.

      Presstek operates in two reportable segments, the Digital Imaging Products segment and the Lasertel segment. The Digital Imaging Products segment is primarily engaged in the development, manufacture and sale of our patented digital imaging systems and printing plate technologies for CTP and direct-to-press applications. The Lasertel segment is primarily engaged in the manufacture and development of high-powered laser diodes for Presstek and other customers.

      Information about our business segments, major customers and geographic information are included in Note 11 of notes to the financial statements.

      Presstek’s headquarters are located at 55 Executive Drive, Hudson, New Hampshire, 03051. Our general telephone number is 603-595-7000, and our web site can be found at www.presstek.com.

The DI Digital Imaging Systems

      Presstek’s DI products use thermal energy generated by lasers to image thermal printing plates. This thermal imaging process utilizes the heat from lasers to remove the top surface of the plate, creating an ink receptive surface, or a water receptive surface in the case of a positive writing plate. Because it is daylight-safe, thermal imaging eliminates the need for safelights and darkrooms, which are required in systems that employ visible light lasers and photosensitive plates. Because DI relies on a physical reaction of the laser and plate materials, rather than a chemical reaction, our thermal technology also eliminates post-imaging chemical processing. Freedom from the constraints of other imaging methods allows the application of our technology within the limited confines of a printing press, and accommodates the highly automated features of today’s DI presses. It is the interaction of the essential components of lasers, plate materials, and press design, working in concert, which results in the improved efficiencies and performance of our proprietary products.

      The DI digital imaging system is composed of a series of solid state semiconductor laser diodes held in a fixed array that can range in size, depending on the application, from as few as 8 diodes to as many as 64 diodes. Each diode is under computer control and can be turned off and on at high speeds, usually measured in microseconds. When the diode is turned on, it creates a miniature, precise, beam of high-power, infrared laser light. The beam is focused on a specific area on the surface of the thermal printing plate causing this area of the plate to instantaneously heat up, creating an image by ablation. This ablation effect creates an ink-receptive surface, or a water receptive surface in the case of positive writing plates. This laser-based imaging concept is used on both direct-to-press and CTP systems. While many companies have experience using lasers in CTP applications, Presstek’s multiple laser diode arrays have been working more reliably and at lower operating costs in the harsh environments of on-press imaging.

      Our next-generation DI technology, the ProFire integrated imaging system, introduced in May 2000, integrates the lasers, laser drivers, digital electronics, and motion control into one modular package design that can be adapted to many CTP devices or direct imaging presses. The ProFire system has three major components: the FirePower™ laser diode system, made up of unique four-beam laser diodes and laser drivers, the integrated motion system that controls the placement of the laser diodes, and the FireStation™ digital controller and data server. This modular system allows us to expand the number of diodes mounted on a fixed array, increasing image size, speed and overall imaging performance. FirePower lasers are incorporated in Presstek’s ProFire imaging modules, which combine lasers, electronics and motion control in a compact package for efficient manufacturing and ease of incorporation into DI press designs and CTP systems. The compact ProFire unit fits within the side rails of most printing presses, and is more easily incorporated into CTP products for off-press imaging. The current generation of semiconductor lasers has quadrupled the output of preceding lasers for faster imaging times and improved accuracy. Our Lasertel subsidiary provides Presstek with a steady supply of lasers and the scientific expertise to advance its technology.

      We continue to develop and commercialize our DI digital imaging systems for on-press applications. There can be no assurance, however, that we will be able to successfully commercialize additional products that incorporate this technology.

The Dimension CTP Product Line

      The Dimension platesetter is a CTP imaging device that can image our Anthem and PEARLdry® Plus thermal plates in an A3 (2-page), A2 (4-page) or A1 (8-page) format size. The Dimension utilizes Presstek’s ProFire direct imaging technology, and can produce completely imaged printing plates, ready to be mounted on a printing press, within 3 to 5 minutes depending on the plate size. This simplified workflow results not only in higher levels of automation and repeatability, but also in lower cost per finished plate and smaller overall work space requirements for platemaking operation. For the broad base of installed conventional printing presses, the Dimension series of CTP systems is designed to allow printers to realize many of the benefits of DI before investing in a new digital press.

      We continue to develop and commercialize our CTP systems. There can be no assurance, however, that we will be able to successfully commercialize these or other products, or enter into any additional arrangements that will result in the broader distribution of our Dimension product line.

DI and CTP Printing Plates

      Our DI and CTP printing plates are available in waterless form, such as PEARLdry Plus for DI presses, or Anthem, our wet offset thermal plate for CTP imaging. These plates are based on our patented thermal ablation imaging technology, where the plates respond to heat and not to light. Our plates are imaged by the ablation of a special layer that is heated by the laser light source. The plate materials have a wide infrared spectral sensitivity range (800 to 1200 nanometers) and can be used with a variety of semiconductor diode laser imaging systems with sufficient power to ablate the surface layers. These plates also utilize unique chemical-free processing methods.

      The current PEARLdry Plus plate is a second-generation product based on our patented PEARLdry technology. The plate uses a specially formulated silicone material that is coated over the metalized infrared absorbing layer. Environmentally friendly, thin-film deposition processes produce the ultra-thin film coatings that facilitate ablative imaging without excessive residue and are the foundation of PEARLdry Plus plates for waterless printing. The silicone layer is ink resistant, and when the imaging laser causes the ablation process to occur, the resulting hole created by the laser in the metal layer becomes ink receptive. Our PEARLdry Plus spooled plates are used in a number of highly automated DI presses. The Dimension CTP platesetter and other direct-to-plate systems also are able to image the PEARLdry Plus plate.

      The Anthem plate is the first in what we believe will be a family of plates for wet offset lithography. Anthem plates for CTP feature Presstek’s patented polymer-ceramic technology and combine ablative imaging and chemical-free cleaning with run lengths of up to 100,000 impressions. The Anthem plate runs with a wide range of fountain chemistry and inks and can be imaged on other thermal CTP systems. The product durability is built in as part of the manufacturing process, providing consistent performance and wide latitude. Anthem’s market includes a broad base of installed conventional wet offset presses, currently the largest segment of the printing industry. We believe this wet offset plate product has broad market potential due to the compatibility with a wide variety of print conditions that Anthem enjoys. There can be no assurance, however, that printers currently equipped with conventional wet offset presses will purchase CTP systems that use Anthem plates.

      In 2003 we began the beta testing phase for ApplauseTM, a new process-free plate product. This plate is expected to be available for both on-press and off-press applications, with run lengths up to 100,000 impressions. We believe Applause is unique in that it is a truly no-process plate. Unlike other digital plate products, Applause requires no intermediate steps between imaging and printing. Other benefits of Applause include excellent ink/water latitude, high resolution, and compatibility with the existing press chemistries. As this product is currently in beta testing, there can be no assurance that we will successfully commercialize this product.

      Presstek continues to develop thermal consumable plate products that can be imaged by both its own DI systems as well as high-energy laser-based CTP and direct-to-press systems offered by companies such as Creo Inc. and others. There can be no assurance, however, that we will be able to successfully commercialize products that incorporate this technology.

The Semiconductor Laser Diode Products

      Our high-powered semiconductor laser diode products are designed to achieve greater imaging speed and resolution, without adding to the size and cost of the diode array. The graphic arts industry requires lasers with a high degree of power, uniformity, and reliability at a low unit cost. Presstek believes its FirePower semiconductor laser diode not only changes the standards in the graphic arts markets, but is a new innovation to the semiconductor laser industry as well. Each FirePower diode quadruples laser power by sending the output of four optical fibers through a single lens assembly. Writing speed and accuracy are increased without additional space and costs. These four-channel lasers, manufactured at our Lasertel subsidiary, also incorporate a number of packaging innovations that reduce the size of the device and facilitate incorporation into the ProFire imaging module.

      Lasertel also manufactures and develops laser products for the defense industry. These semiconductor devices can be integrated into equipment for range finding, illumination, and solid state laser weapons for defense applications.

      Lasertel continues to develop prototypes for qualification in the defense, industrial and medical industries. There can be no assurance, however, that any of these prototypes, if and when marketed, will be commercially successful or produce significant revenue for Presstek or Lasertel.

Manufacturing

      We operate manufacturing sites in Hudson, New Hampshire and Tucson, Arizona.

      Presstek’s DI and CTP systems are manufactured at our facility located at 55 Executive Drive in Hudson, New Hampshire. We use a number of outside vendors who supply components and sub-assemblies, which are integrated into completed systems — either computer-to-press, direct imaging systems used in the DI presses such as the Ryobi 3404DI, and the Heidelberg Quickmaster DI, or CTP imaging systems, such as the Dimension. These systems use semiconductor laser diode devices built to our specifications and currently supplied by Lasertel. We believe there are other sources available to manufacture the laser diodes to specification, if required in the future.

      Our PEARLdry Plus plate products are also manufactured at our Executive Drive facility, using equipment which includes a thin film vacuum deposition coater, plate converting and finishing equipment, and an atmospheric coater. Our Anthem thermal plate is currently manufactured by one source under an existing supply agreement. We may enter into manufacturing agreements with third parties as we vertically integrate the manufacturing of our digital plate products. We believe there currently are other sources available to manufacture these consumable products.

      Lasertel operates a 75,000 square-foot facility located in Tucson, Arizona. The facility includes 10,000 square feet of clean room space and complete process equipment for semiconductor laser manufacturing. Lasertel’s manufacturing process begins with molecular beam epitaxy reactors to grow semiconductor laser wafers, and extends through the final polishing techniques for the optical fiber.

      Our press products are manufactured under an agreement with a press manufacturer located in Japan. We believe there are other sources available to manufacture these products; however, if the supply of these presses were to be delayed, or import restrictions be imposed, our ability to ship products in a timely manner could be adversely affected, which could have a material adverse effect on our business, results of operations and financial condition.

      Prior to 2002, we purchased certain presses from a manufacturer located in the Czech Republic, who joined in a bankruptcy petition filed by its creditors in February 2002, which adversely affected Presstek. Under our supply agreement with the Czech manufacturer, we were required to make advance payments at the time orders for products were placed. As a result of these prepayments, we had advances in the amount of $2.1 million when the bankruptcy petition was filed. We recorded a $2.1 million write-off in the fourth quarter of fiscal 2001 related to the prepayments. Although the Czech manufacturer has subsequently reorganized under new ownership, we do not expect to be able to successfully recover the prepayments. We currently have no orders for the presses previously supplied to us by this manufacturer. As a result, there is no certainty that we will enter into any future supply agreements with the Czech manufacturer.

Marketing, Distribution and Customer Support

      Our sales strategy is designed to distribute Presstek DI and CTP products and the related consumables to customers through direct distribution channels via independent distributors, or by way of indirect distribution channels using strategic partnerships with original equipment manufacturers (“OEM”).

      To meet our direct distribution strategy, we have established a worldwide distribution network through which we market and sell CTP equipment and PEARLdry Plus and Anthem thermal plate products. The network currently includes approximately 32 independent graphic arts dealers in 18 countries, including two national distributors, the Pitman Company and xpedx Graphic Systems, and several regional dealers in the United States.

      To supplement our direct distribution partners we also market and sell DI consumable products through our Presstek.com web site.

      We have also entered into OEM arrangements or reseller relationships with respect to the Ryobi 3404DI, the 46 Karat, the KPG DI, and related consumables with companies such as Ryobi Limited (“Ryobi”), Koenig & Bauer, AG (“KBA”) and Kodak Polychrome Graphics (“KPG”). These agreements permit these OEM resellers and their dealers to sell PEARL® and DI-based equipment and consumable products under their own labels. In March 2003, we agreed with Xerox Corporation (“Xerox”) to terminate our distribution agreement with respect to DocuColor DI presses and related consumables. We will continue to provide consumables and make service available through our distribution channel for the current installed base of Xerox DocuColor DI presses.

      By using this direct and indirect approach to distribution, we have attempted to maximize the number of systems using Presstek technology, which require Presstek consumables. Additionally, we have developed, using our own resources and those of third-party service providers, a global service team, dedicated to servicing the products delivered through our distribution network.

      Market acceptance for any products incorporating our various technologies and proprietary know-how will require substantial marketing efforts and the expenditure of significant sums, either by us, and/or our strategic and OEM partners. There can be no assurance that any existing or new products will achieve market acceptance or become commercially viable.

Strategy, Background and Strategic Relationships

      Presstek’s business strategy is based in part on strategic alliances and relationships with companies in the printing and graphic arts industry. This strategy includes licensing intellectual property; specialized product development based on our proprietary technologies; the manufacturing of imaging systems for inclusion in other manufacturers’ products; the sale, distribution and marketing of our own consumables; and the manufacturing of our patented thermal plate materials for use in Presstek’s and other manufacturers’ imaging hardware and printing presses.

      This strategy led to the development of an important long-term relationship with Heidelberger Druckmaschinen AG (“Heidelberg”), one of the world’s largest manufacturers of printing presses and printing equipment, based in Germany. This relationship was formalized with the signing of a Master Agreement, Supply Agreement, and a Technology License (the “Heidelberg Agreements”) in January 1991, which covered the integration of the DI technology into various presses manufactured by Heidelberg. The manufacture of components, at specified rates, for these presses and the commercialization of such presses are also covered by the Heidelberg Agreements.

      Under the Heidelberg Agreements, Heidelberg is required to pay royalties to Presstek based on the net sales prices of various specified types of Heidelberg presses on which our DI technology is used. Heidelberg has been provided with certain rights for use of the DI technology for the Quickmaster DI format size press. The Heidelberg Agreements expire in December 2011, subject to certain early termination and extension provisions.

      While our alliance with Heidelberg has been an important one, there are substantial risks associated with this relationship. Unlike our distribution relationships with companies such as Ryobi, we have no distribution rights to the Quickmaster DI, and must rely on Heidelberg to sell this press. We currently have orders from Heidelberg for direct imaging kits used in the Quickmaster DI for delivery through April 2003. Heidelberg has recently indicated, as a result of the global economic slowdown, that it has an inventory of direct imaging kits on hand to support its production requirements for six months. We believe that orders for direct imaging kits will resume sometime in the second half of fiscal 2003, however, there can be no assurance that any orders will be received. We have also relied on Heidelberg’s distribution channel for sale of our Quickmaster DI consumables in Europe and other countries. We understand that Heidelberg plans to introduce a competitive plate product as an alternative to our PEARLdry for the Quickmaster DI beginning in the second quarter of fiscal 2003. While it is too early to estimate the impact this plate may have on Presstek’s business, the introduction of a competitive plate could reduce the revenue generated by Presstek under its relationship with Heidelberg. This could have a material adverse effect on our business, results of operations and financial condition.

      Sales to Heidelberg and its distributors represented approximately 36%, 42%, and 57% of revenue for fiscal 2002, 2001 and 2000 respectively. As a result of our expanded strategic partnerships and distribution channels, our sales to Heidelberg comprise a less significant share of total sales for fiscal 2002. The loss of Heidelberg as a customer, or a significant reduction in the level of our sales of direct imaging kits or consumable products to Heidelberg, however, would have a material adverse effect on our business, results of operations and financial condition.

Other Strategic Relationships: Ryobi, Xerox, Koenig & Bauer, Kodak-Polychrome Graphics and Adast

      In addition to its association with Heidelberg, Presstek has also developed and expanded business relationships with other companies in the industry. Certain of these relationships involve new products that became available late in fiscal 2000 and in fiscal 2001.

      Presstek and Ryobi developed an A3 format size four-color sheet-fed press, which is marketed by Ryobi as the 3404DI. Incorporating Presstek’s dual plate cylinder concept, this press also features our internal automated plate cylinder design, ProFire technology and PEARLdry spooled plates. The small format of this press is designed to appeal to quick printers, in-plant printers, and copy centers looking to expand their services with offset color printing.

      Presstek and KBA, an international supplier of printing presses of Wurzburg, Germany, have an agreement under which KBA markets and sells the 46 Karat press, an A3 format size four-color sheet-fed DI press, in certain geographic markets. Similar to the Heidelberg and Ryobi presses that use PEARLdry spooled plates, the 46 Karat delivers fully automated plate advancing, imaging, ink presetting, and printing. KBA also manufactures and markets a digital offset press, the 74 Karat, which uses Presstek’s direct imaging and PEARLdry plates, and related intellectual property under license. Regulations regarding chemical waste and disposal, the new European economy, the suitability of DI for printing variable quantities in different languages, and increasing investment in the Eastern European countries are all anticipated to have a positive effect on the sales of DI presses in Europe. PEARLdry Plus plates for the 46 Karat will be marketed directly by KBA and through Presstek’s European distributor network.

      We also entered into an agreement with Kodak-Polychrome Graphics (“KPG”), a leading supplier of digital, conventional and business solutions for the graphic arts industry, in March 2003, granting KPG certain rights to market, sell and service a direct digital imaging press and related consumables in the United States and Canada. The new KPG DI solution is a two-page, four-color Ryobi platform DI press which is enabled by Presstek’s ProFire imaging and thermal plate technology. This new highly automated DI solution will be manufactured to KPG specifications and is designed to provide high quality offset printing.

      Presstek and Xerox entered into a supply and distribution agreement in 2000, to supply a series of three Presstek enabled DI presses and related consumables. Under this agreement, as amended in May 2001 through February 2002, Xerox marketed, distributed and serviced these presses and consumables in certain geographic markets on a co-branded basis. The Xerox agreement covered four and five color versions of a B3 format sheet-fed press, and an A3 format size four-color sheet-fed press marketed by Xerox as the DocuColor DI presses. The agreement also covered the distribution of PEARLdry spooled printing plates.

      In March 2003, Presstek and Xerox terminated their supply and distribution agreement for DocuColor DI presses. Xerox will no longer sell the DocuColor 233 DI-4, the DocuColor 400 DI-4 or the DocuColor 400 DI-5 presses and related consumables. Presstek will continue to provide consumables and make service available for the current installed base of Xerox DocuColor DI presses. The revenue generated from the sale of these presses was not material in fiscal 2002, and as a result, the termination of this agreement is not expected to have a material adverse effect on our business, results of operations and financial condition.

      In April 2001, we entered into an agreement with Adamovské Strojírny a.s. (“Adast”) whereby Adast agreed to manufacture both the four color and five color B3 size sheet-fed presses for sale by Presstek. In late February 2002, Adast announced it had joined in a bankruptcy petition filed by its creditors. In February 2003 the company reorganized under new ownership, who plan to stabilize and rejuvenate Adast. We currently have no orders for the presses previously supplied to us by Adast. As a result, there is no certainty that we will enter into any future supply agreements with Adast.

      We are pursuing other business relationships that we believe may result in broader use of our digital imaging and printing plate technologies, in existing as well as new applications. There can be no assurance, however, that, any Presstek product, or any products incorporating our technology, will be able to compete successfully in these markets.

Patents, Trademarks and Proprietary Rights

      As of March 21, 2003, Presstek and its subsidiaries have in force 115 U.S. patents, (including 4 design patents), 152 foreign patents (including 20 design patents), and had received notices of allowance for 21 additional patents (consisting of 1 U.S. and 20 foreign patents). These patents, which expire from 2008 through 2023, are all believed to be material to our business. We have applied for and are pursuing applications for 10 additional U.S. patents and 86 foreign patents. We also hold seven registered trademarks; Presstek, DI, Dimension, ProFire, Anthem, PEARLdry, and PEARL. We anticipate that we will apply for additional patents, trademarks, and copyrights, as deemed appropriate. There can be no assurance as to the issuance of any such patents or trademarks or the breadth or degree of protection that our patents, trademarks or copyrights may afford us.

      There is rapid technological development in the electronic image reproduction industries, resulting in extensive patent filings and a rapid rate of issuance of new patents. Although we believe that our technology has been independently developed, and that the products we market and propose to market will not infringe on the patents, or violate other proprietary rights of others, it is possible that such infringement of existing or future patents, or violation of proprietary rights may occur. In such event we may be required to modify our design or obtain a license. No assurance can be given that we will be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to do any of the foregoing could have a material adverse effect on our business. Furthermore, there can be no assurance that we will have the financial or other resources necessary to successfully defend a patent infringement or proprietary rights violation action. Moreover, we may be unable, for financial or other reasons, to enforce our rights under any of our patents. We have agreements with several of our strategic partners which require us to indemnify the strategic partner from claims made by third parties against Presstek’s intellectual property, and to defend the validity of the patents or otherwise ensure the technology’s availability to the strategic partner. An indemnification claim under any such agreement could have a material adverse effect on our business, results of operations and financial condition.

      Presstek intends to rely on proprietary know-how and to employ various methods to protect its source code, concepts, trade secrets, ideas and documentation of its proprietary software and laser diode technology. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how or obtain access to our know-how, software codes, concepts, trade secrets, ideas, and documentation. Although we have and expect to have confidentiality agreements with our employees and appropriate vendors, there can be no assurance, however, that such arrangements will adequately protect our trade secrets and proprietary know-how.

Competition

      Presstek believes that its imaging, thermal plate and other intellectual property, its patented technologies, its thermal plate manufacturing facilities, along with its strategic alliances and worldwide distribution network provide it with a competitive advantage. However, we are also aware of a number of other companies that address markets in which Presstek products are used and are competitive to our patented direct imaging thermal plate technologies and related capabilities.

      In the area of direct imaging and the short-run, on-demand market, potentially competitive companies use electrophotographic technology, sometimes referred to as xerography, as the basis of their product lines. These companies include, among others, Canon Inc., Hewlett Packard Company, Heidelberg, and Xerox. IBM and Agfa Gevaert N.V. are also marketing product versions manufactured by these companies. These electrophotographic imaging systems use either wet or dry toners to create one to four color images on paper and typically offer resolutions of between 400 and 1200 dots per inch.

      We are aware that most of the major companies in the graphic arts industry have developed and/or are developing and marketing, off-press CTP imaging systems. To date, these devices, for the most part, utilize printing plates that require a post imaging photochemical developing step and/or other post processing steps such as heat treatment. Potential competitors in this area include, among others, Agfa-Gevaert N.V., Creo Inc., DaiNippon Screen Mfg., Ltd., Heidelberg, combinations of these companies, and other smaller or lesser-known companies. Our Dimension CTP, off-press plate imaging system is, in our opinion, a further technological advancement because it eliminates the need for post chemical processing. We believe however, that some of the graphic arts companies mentioned above are working on or have developed other plate concepts that would eliminate the need for post image chemical processing.

      We anticipate competition from printing plate companies that manufacture, or have the potential to manufacture digital thermal plates. Such companies include, among others, Agfa-Gevaert N.V., KPG, and Fuji Photo Film Co., Ltd. We recently became aware that Heidelberg will market a competitive plate product as an alternative to Presstek’s PEARLdry for the Quickmaster DI, which is expected to be available beginning in the second quarter of fiscal 2003. While we believe our PEARLdry plate to be superior in performance and quality, it is too early to estimate the impact this plate may have on Presstek’s business. The introduction of a competitive plate could reduce the revenue generated by Presstek under its relationship with Heidelberg, and could lead to downward pricing pressure for our full line of spooled consumable products, which could have a material adverse effect on our business, results of operations and financial condition.

      Products incorporating our technologies can also be expected to face competition from products using conventional methods of creating and printing plates. While these methods are considered to be more costly, less efficient and not as environmentally conscious as those being implemented by us, they do offer their users the ability to continue to employ their existing means of print and plate production. Companies offering these more traditional means and methods are also refining these technologies to make them more acceptable to the market.

      Lasertel’s products can also be expected to face competition from a number of companies marketing competitive high-powered laser diode products such as Coherent Inc. and JDS Uniphase Corporation.

      Most of the companies marketing competitive products or with the potential to do so are well established, have substantially greater financial, marketing and distribution resources than Presstek or Lasertel, and have established records in the development, sale and service of products. There can be no assurance that Presstek or Lasertel, any of our products, or any products incorporating our technology will be able to compete successfully in the future.

      While we believe we have strong intellectual property protection covering many of our technologies, there is no assurance that the breadth or degree of such protection will be sufficient to prohibit or otherwise delay the introduction of competitive products or technologies. The introduction of competitive products and technologies may have a material adverse effect on our business, results of operations and financial condition.

Research and Development

      Research and product development expenses, related to our continued development of products incorporating DI technologies, including our semiconductor laser diodes, were $9.3 million, $11.7 million and $15.9 million in fiscal 2002, 2001 and 2000 respectively. These research and development expenditures are primarily related to the Digital Imaging Products segment.

Backlog

      As of March 21, 2003, Presstek and Lasertel had a backlog of products and royalties under contract aggregating approximately $11.3 million compared to a backlog of approximately $22.4 million as of March 15, 2002. Substantially all backlog of products as of March 21, 2003 is expected to ship in 2003.

Employees

      As of March 21, 2003, Presstek and its Lasertel subsidiary had 262 employees. Of these 262 employees, 45 are engaged primarily in engineering, research and development; 53 are engaged in sales, marketing and customer support; 121 are engaged primarily in manufacturing, manufacturing engineering and quality control; and 43 are engaged primarily in corporate management, administration and finance. None of our employees is represented by a labor union. We consider the relationship with our employees to be good.

      We announced a series of repositioning activities in fiscal 2002, as a result of re-focusing our business on the marketing and commercialization of our DI technology. As a result of these actions, we reduced our workforce by approximately 50 positions, or 20% of our employees.

Investor Information

      Financial and other information about Presstek is available on our website (www.presstek.com). We make available, free of charge on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Glossary

      Set forth below is a glossary of certain terms used in this report:

A1 (8-page)	a printing term referring to a standard paper size capable of printing eight 8.5” x 11” pages on a sheet of paper

A2 (4-page)	a printing term referring to a standard paper size capable of printing four 8.5” x 11” pages on a sheet of paper

A3/ B3 (2-page)	a printing term referring to a standard paper size capable of printing two 8.5” x 11” pages on a sheet of paper

Ablation	a controlled detachment/vaporization caused by a thermal event, this process is used during the imaging of Presstek’s PEARL and Anthem consumables

Anthem®	Presstek’s line of wet offset digital plates with a unique polymer-ceramic construction

Computer-to-plate (CTP)	a general term referring to the exposure of lithographic plate material from a digital database, off-press

Direct Imaging (DI®)	Presstek’s registered trademark for digital imaging systems that allow image carriers (film and plates) to be imaged from a digital database, on and off-press

Dots per inch (dpi)	a measurement of the resolving power or the addressability of an imaging device

Heidelberg	Heidelberger Druckmaschinen AG, one of the world’s largest printing press manufacturers, headquartered in Heidelberg, Germany

Infrared	light lying outside of the visible spectrum beyond its red-end, characterized by longer wavelengths; used in our thermal imaging process

KBA	Koenig & Bauer, AG, one of the world’s largest printing press manufacturers, headquartered in Wurzburg, Germany

KPG	Kodak Polychrome Graphics, a leading supplier of digital, conventional and business solutions for the graphic arts industry, headquartered in Norwalk, Connecticut

Lithography	printing from a single plane surface under the principle that the image area carries ink and the non-image area does not, and that ink and water do not mix

Off-press	making a printing plate from either an analog or digital source independent of the press on which it will be used

On-press	the use of Presstek’s direct imaging technologies to make a plate directly from a digital file on the press

PEARL®	the name associated with Presstek’s first generation laser imaging technologies and related products and consumables

ProFire® imaging systems	the Presstek components required to convert a conventional printing press into a direct imaging press, including laser diode arrays, computers, electronics

Dimension®	Presstek’s product line of CTP off-press platemaking equipment

Platemaking	the process of applying a printable image to a printing plate

Prepress	graphic arts operations and methodologies that occur prior to the printing process; typically these include photography, scanning, image assembly, color correction, exposure of image carriers (film and/or plate), proofing and processing

Quickmaster DI	the second generation of direct imaging, waterless presses, highly automated with roll-fed PEARLdry Plus plate material, a joint development effort between Heidelberg and Presstek

Ryobi	Ryobi Limited of Japan, a printing press manufacturer headquartered in Japan.

Ryobi 3404DI	an A3 format size four-color sheet-fed press, incorporating Presstek’s dual plate cylinder concept and PEARLdry Plus spooled plates, a joint development effort between Ryobi and Presstek

Semiconductor laser diode	a high-powered, infrared imaging technology employed in the DI imaging systems

Short-run markets/printing	a graphic arts classification used to denote an emerging trend for lower print quantities

Thermal	a method of digitally exposing a material via the heat generated from a laser beam

Vacuum deposition process	a technology to accurately, uniformly coat substrates in a controlled environment

Waterless	a lithographic printing method that uses dry offset printing plates and inks and does not require a dampening system

Item 2.     Properties

      Presstek’s operations are conducted primarily in two locations.

      Our building located at 55 Executive Drive in Hudson, New Hampshire is a 165,000 square foot facility, which we own. This building contains the corporate headquarters for both our operating segments, as well as manufacturing operations, research and development activities, marketing and demonstration facilities, and various administrative and customer support activities for the Digital Imaging Products segment.

      We also own a 75,000 square foot facility in Tucson, Arizona, which is leased by Lasertel. This building contains the manufacturing operations, research and development activities, as well as the various administrative activities of the Lasertel segment.

      These properties are secured by two ten-year mortgage term loans in the principal amount of $6.9 million and $4.0 million, respectively. These properties were acquired for an aggregate cost of approximately $25.6 million.

      We currently utilize approximately 70% of the capacity of our facilities. We believe that our existing facilities are well maintained, in good operating condition, and are adequate for our current and expected future operations.

Item 3.     Legal Proceedings

      In August 1999, Creo Inc. (“Creo”), filed an action in the United States District Court for the District of Delaware (the “District Court”) against Presstek asserting that Creo has a “reasonable apprehension that it will be sued by Presstek for infringement” of two of our patents and seeking a declaration that Creo’s products “do not and will not infringe any valid and enforceable claims” of the patents in question. In September 1999, we filed a counterclaim against Creo for patent infringement. Presstek claimed that Creo infringed two direct imaging patents owned by Presstek which had recently been the subject of re-examination by the U.S. Patent and Trademark Office. This action went to trial before the District Court without a jury during the week of June 25, 2001. The District Court issued a decision on September 11, 2001, in which it affirmed the validity and enforceability of our on-press imaging patents, but held that the current Creo DOP System did not infringe the patents. Creo appealed the District Court’s decision that the patents are valid and enforceable, and we cross-appealed the finding of non-infringement by the current Creo DOP System. On September 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s decision that our patents are valid and enforceable, but that they are not infringed by the current Creo DOP System. Neither party appealed this decision.

      In December of 1999, PPG, Inc. (“PPG”) brought suit against Delta V Technologies, Inc. (“Delta V”) , a subsidiary of the Company, and Presstek. The suit, which is pending in the United States District Court for the Middle District of Pennsylvania, alleges that Delta V sold to PPG certain vacuum coating equipment that did not meet certain product specifications. PPG seeks damages in excess of $7.0 million. PPG sought to hold Presstek liable for the alleged breach of contract by its subsidiary, Delta V, on a theory of indirect liability. Presstek and Delta V have answered PPG’s complaint. Delta V asserted a counterclaim against PPG for PPG’s failure to make the final installment payment in excess of $400,000 for Delta V’s work, and also asserted a cross-claim against Circonix, a Delta V subcontractor for the vacuum coater project. Circonix filed cross-claims against Presstek and Delta V. On February 1, 2002, Circonix filed a voluntary petition of bankruptcy in the United States Bankruptcy Court, staying the litigation of the claims against, and asserted by, Circonix. In November 2002, the U.S. District Court granted summary judgment in favor of Presstek, because, as a matter of law, PPG was unable to demonstrate any grounds upon which to hold Presstek liable for any alleged breach of contract by Delta V. The Company continues to vigorously defend PPG’s claim against Delta V, and vigorously pursue Delta V’s counterclaim against PPG. The Company believes it has adequate reserves available to defend these claims.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Presstek’s common stock is quoted on the Nasdaq National Market under the symbol “PRST”. The following table sets forth the high and low sale prices per share of common stock for each full quarterly period within the two most recently completed fiscal years as reported by the NASDAQ National Market.

Fiscal Year Ended December 28, 2002	High	Low

First quarter	$9.36	$5.35
Second quarter	8.04	3.18
Third quarter	4.99	2.50
Fourth quarter	5.75	2.11

Fiscal Year Ended December 29, 2001	High	Low

First quarter	$14.44	$8.75
Second quarter	15.21	8.88
Third quarter	12.50	3.51
Fourth quarter	9.94	4.67

      On March 21, 2003 there were 3,077 holders of record of our common stock. The closing price of our common stock was $5.04 per share on March 21, 2003.

Dividend Policy

      To date, we have not paid any cash dividends on our common stock. The payment of cash dividends in the future is within the discretion of our Board of Directors, and will depend upon our earnings, capital requirements, financial condition and other relevant factors. The Board of Directors does not intend to declare any cash dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations.

Securities Authorized for Issuance Under Equity Compensation Plans

      We also have securities authorized for issuance under equity compensation plans. Information concerning securities authorized for issuance under our equity compensation plans will be set forth under the caption “Equity Compensation Plan Information” in our definitive proxy that we expect to file with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 28, 2002, and such information is incorporated herein by reference.

Item 6.	Selected Financial Data

      The following selected financial data of the Company has been derived from the financial statements of the Company, appearing elsewhere herein (except for the statements of operations data for the fiscal years ended January 1, 2000 and January 2, 1999 and the balance sheet data at December 30, 2000, January 1, 2000 and January 2, 1999, which is not included in such financial statements).

SELECTED FINANCIAL DATA

Statements of Operations

	For the Fiscal Years Ended

	Dec 28	Dec 29	Dec 30	Jan 1	Jan 2
	2002	2001	2000	2000	1999

	(In thousands, except per share data)
Revenue:	$83,453	$102,303	$87,294	$54,964	$74,165

Costs and Expenses:
Cost of products sold(2)	54,639	64,395	46,747	33,326	46,606
Research and product development	9,303	11,719	15,897	17,190	14,994
Sales, marketing and customer support	10,425	13,004	9,613	5,934	5,620
General and administrative(1)	10,554	15,802	9,635	6,487	9,264
Special charges(2)	5,961	—	—	—	—
Provision for settlement of shareholder litigation(3)	—	—	—	23,200	—

Total costs and expenses	90,882	104,920	81,892	86,137	76,484

Income (loss) from operations	(7,429)	(2,617)	5,402	(31,173)	(2,319)

Other Income (Expense):
Interest, net	(872)	(1,136)	(99)	501	623
Other, net	21	(63)	147	38	109

Other income (expense), net	(851)	(1,199)	48	539	732

Income (Loss) From Continuing Operations
Before Income Taxes	(8,280)	(3,816)	5,450	(30,634)	(1,587)
Provision for Income Taxes	—	—	150	—	—

Income (Loss) From Continuing Operations	(8,280)	(3,816)	5,300	(30,634)	(1,587)
Discontinued Operations:(4)
Income (loss) from discontinued operations	—	—	600	(448)	(1,094)
Loss on disposal of discontinued operations	—	—	—	(8,534)	—

Income (Loss) From Discontinued Operations	—	—	600	(8,982)	(1,094)

Net Income (Loss)	$(8,280)	$(3,816)	$5,900	$(39,616)	$(2,681)

Earnings (Loss) Per Share — Basic:
From continuing operations	$(0.24)	$(0.11)	$0.16	$(0.95)	$(0.05)
From discontinued operations	$0.00	$0.00	$0.02	$(0.28)	$(0.03)

Earnings (Loss) Per Share — Basic	$(0.24)	$(0.11)	$0.18	$(1.23)	$(0.08)

Earnings (Loss) Per Share — Diluted:
From continuing operations	$(0.24)	$(0.11)	$0.15	$(0.95)	$(0.05)
From discontinued operations	$0.00	$0.00	$0.02	$(0.28)	$(0.03)

Earnings (Loss) Per Share — Diluted	$(0.24)	$(0.11)	$0.17	$(1.23)	$(0.08)

	For the Fiscal Years Ended

	Dec 28	Dec 29	Dec 30	Jan 1	Jan 2
	2002	2001	2000	2000	1999

	(In thousands, except per share data)
Weighted Average Common Shares Outstanding — Basic	34,124	34,096	32,826	32,336	31,986

Weighted Average Common Shares Outstanding — Diluted	34,124	34,096	35,320	32,336	31,986

Balance Sheet Data as of	Dec 28	Dec 29	Dec 30	Jan 1	Jan 2
	2002	2001	2000	2000	1999

	(in thousands)
Working capital	$28,572	$26,741	$32,287	$25,373	$37,080
Total assets	101,796	106,844	115,902	94,633	106,670
Long-term debt, including short-term portion	16,707	16,398	18,470	9,854	6,444
Other long-term liabilities(3)	—	—	—	22,950	—
Stockholders’ equity	71,766	79,985	83,143	49,855	87,453

(1)	Includes a $2.1 million write-off recorded in fiscal 2001 for pre-payments made as a result of a supplier’s bankruptcy petition in 2002.

(2)	Relates to repositioning activities and workforce reductions recorded in June 2002. Includes $3.7 million in cost of sales for inventory write-downs and other charges related to discontinued programs.

(3)	Provision for the settlements with the plaintiffs in the class actions and related derivative suits filed in 1996. See Note 15.

(4)	Relates to the operations of Delta V Technologies, Inc., which were shut-down in fiscal 1999. See Note 2.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following Management’s Discussion and Analysis should be read in connection with “Item 1. Business”, “Item 6. Selected Financial Data”, “Item 7A. Quantitative and Qualitative Disclosures about Market Risks”, the Company’s Consolidated Financial Statements and Notes thereto and the information described under the caption “Risk Factors” below.

Background

      Presstek is a manufacturer, developer and marketer of digital laser imaging and chemistry-free plate technologies for the printing and graphic arts industries. Presstek’s products and applications incorporate its patented Direct Imaging (DI) technologies and consumables for computer-to-plate (“CTP”) and direct-to-press applications. Our patented DI thermal laser diode product family enables customers to produce high quality, full-color lithographic printed materials more quickly and cost effectively than conventional methods. Presstek’s DI technology eliminates photographic darkrooms, film, and chemical processing, which results in reduced turnaround time and lowers the cost of production for commercial printers. Using digital information and high-powered semiconductor laser diodes to create images in our patented printing plate materials, DI technologies are marketed to leading press manufacturers and used in the Dimension series of CTP systems. Presstek’s Dimension CTP systems incorporate our patented ProFire laser imaging technology and use our complimentary chemistry-free thermal printing plate, Anthem.

      We are also engaged in the development of additional DI products that incorporate our patented, proprietary, digital imaging system and process-free thermal ablation printing plate technologies for CTP and direct-to-press applications.

      Lasertel, Inc. (“Lasertel”), a subsidiary of Presstek, is primarily engaged in the manufacture and development of high-powered laser diodes. Lasertel’s products include semiconductor lasers and active components for the graphics and defense industries. Lasertel offers high-powered laser diodes in both standard and customized configurations, including chip on sub-mount, un-mounted bars, and fiber-coupled devices, to support various applications.

      We operate and report on a 52 or 53 week fiscal year, ending on the Saturday closest to December 31. Accordingly, the financial statements include the 52 week fiscal years ended December 28, 2002 (“fiscal 2002”), December 29, 2001 (“fiscal 2001”) and December 30, 2000 (“fiscal 2000”).

      We operate in two reportable segments, the Digital Imaging Products segment and the Lasertel segment. The Digital Imaging Products segment is primarily engaged in the development, manufacture and sale of patented digital imaging systems and printing plate technologies for CTP and direct-to-press applications. The Lasertel segment is primarily engaged in the manufacture and development of high-powered laser diodes for use by Presstek and for sale to external customers.

Critical Accounting Policies and Estimates

General

      Presstek’s Management’s Discussion and Analysis of its Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles as adopted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Presstek evaluates its estimates, including those related to product returns, allowances for doubtful accounts, inventories, long-lived assets, warranty obligations, and litigation. Presstek bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a complete discussion of our accounting policies, see Note 1 to our financial statements.

Revenue Recognition

      Presstek recognizes revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101). Under SAB No. 101, revenue is recognized when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collection is reasonably assured.

      We record revenue for product sales net of estimated returns, which are adjusted periodically based upon historical rates of return. Revenue and related royalties for products sold where installation is not required is recorded at the time of shipment. Revenue for products that require installation, for which the installation is not deemed inconsequential, is recognized upon completion of installation and customer acceptance. Revenue related to service maintenance agreements is recognized ratably over the duration of the particular contract. Certain fees and other reimbursements are recognized as revenue when the related services have been performed or the revenue otherwise earned. Deferred revenue includes certain customer advances received as a result of our distribution agreements. This revenue is recognized as product is shipped or services are performed.

Allowance for Doubtful Accounts

      Presstek evaluates its accounts receivable on an ongoing basis and establishes an allowance for doubtful accounts based on specific customer circumstances and on its historical rate of write-offs. We include any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in an overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We believe the allowance for doubtful accounts as of December 28, 2002 is adequate, however, actual write-offs might exceed the recorded allowance.

Product Warranties

      Presstek warrants its products against defects in material and workmanship for various periods, determined by the product, generally from a period of ninety days to a period of one year from the date of installation. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service costs incurred in correcting a product failure. Should actual product failure rates, material usage or service costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory Valuation

      Inventories are valued at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. We assess the recoverability of inventory to determine whether adjustments for impairment are required. Inventory that is in excess of future requirements is written down to its estimated value based upon forecasted demand for its products. If actual demand is less favorable than what has been forecasted by management, additional inventory write-downs may be required.

Long Lived Assets

      Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

RESULTS OF OPERATIONS

Fiscal 2002 versus Fiscal 2001

     Revenue

      Our revenue for fiscal 2002 was negatively impacted by the global economic slowdown, which continued in fiscal 2002, and specifically by the weakness in the graphic arts industry. This economic slowdown has led to a reduction in spending for capital equipment, such as our CTP equipment and DI presses.

      Revenue for fiscal 2002 of $83.5 million consisted of product sales, customer support revenue, royalties and license fees. Revenue for fiscal 2002 decreased $18.8 million or 18% as compared to $102.3 million for fiscal 2001. Revenue generated for fiscal 2002 relates primarily to the Digital Imaging Products segment, as the external revenue generated by the Lasertel segment was not material. In fiscal 2001 the Lasertel segment recorded a $1.5 million revenue reversal, which related to a sale recorded in fiscal 2000. The sale was reversed as a result of a customer return related to product quality. Other external revenue generated by the Lasertel segment in fiscal 2001 was not material.

      Product sales, including equipment and consumables, were $79.0 million for fiscal 2002, a decrease of $15.1 million or 16%, as compared to $94.1 million for fiscal 2001. This decrease in product sales was due primarily to volume decreases of DocuColor 400 DI press shipments to Xerox. Product sales also decreased due to volume and price decreases of direct imaging kits sold to Heidelberg for use in the Quickmaster DI and to Ryobi for use in the Ryobi 3404DI. These decreases were partially offset by volume increases of 46 Karat press shipments to KBA, as well as volume increases in our consumable products.

      The revenue generated from the sale of consumable products was $53.2 million for fiscal 2002, an increase of $6.3 million or 14%, as compared to $46.9 million for fiscal 2001. This increase in consumable revenue is primarily the result of an increase in the installed base of equipment using our proprietary consumable products. Consumable product revenue includes sales under the Company’s agreements with Heidelberg and its distributors of $21.8 million and $20.9 million for fiscal 2002 and 2001, respectively.

      In March 2003, we expanded the product offerings to select dealers in our distribution channel in Europe to include the sale of Quickmaster DI consumables. In connection with this offering, we reduced pricing on our full line of spooled consumables distributed through this dealer channel up to 20%. This new pricing may reduce the revenue generated by Presstek from its spooled consumable products up to $3.0 million in fiscal 2003. While the expected lost revenues resulting from the price reduction may be offset by increased revenues from spooled consumables sales derived from additional presses installed and increased usage of spooled consumables, there can be no assurance that this expected lost revenue will be offset. In addition, market conditions may require us to expand the regions in which we offer reduced prices, or to further reduce our spooled consumable prices, which could further reduce our revenues in 2003 and beyond. This could have a material adverse effect on our business, results of operations and financial condition.

      Revenue generated from services related to customer support, including installation and service contract revenue, was $1.6 million or 2% of revenue for fiscal 2002, an increase of $1.1 million, as compared to $547,000 for fiscal 2001.

      Royalties and license fees for fiscal 2002 were $4.5 million, a decrease of $3.7 million or 45%, as compared to royalties and license fees of $8.2 million for fiscal 2001. Royalties decreased $3.0 million or 52% for fiscal 2002, compared to fiscal 2001, primarily as a result of decreased shipments to Heidelberg of direct imaging kits used in the Quickmaster DI. Licenses and fees decreased $750,000 comparing fiscal 2002 to fiscal 2001 primarily as a result of the one-time settlement fee received in fiscal 2001 in connection with the settlement of our outstanding arbitration proceedings with Heidelberg, while no such fees were received in 2002.

      In connection with the settlement of our outstanding arbitration proceedings with Heidelberg, we agreed to reduce the royalty payable by Heidelberg for imaging kits delivered in connection with the Heidelberg Quickmaster DI by approximately $9,000 per kit. This reduced royalty rate is effective for imaging kits ordered and delivered after May 1, 2002.

      Revenue generated under the Company’s agreements with Heidelberg and its distributors was $30.2 million for fiscal 2002, a decrease of $12.4 million or 29%, as compared to $42.6 million for fiscal 2001. Revenue from Heidelberg represented 36% and 42% of total revenue for fiscal 2002 and 2001, respectively.

      We currently have orders from Heidelberg for direct imaging kits used in the Quickmaster DI for delivery through April 2003. Heidelberg has indicated, as a result of the global economic slowdown, that it has an inventory of direct imaging kits on hand to support its production requirements for six months. We believe that orders for direct imaging kits will resume sometime in the second half of fiscal 2003, however, there can be no assurance that any orders will be received.

      We have recently learned that Heidelberg plans to introduce a competitive plate product as an alternative to our PEARLdry for the Quickmaster DI beginning in the second quarter of fiscal 2003. While it is too early to estimate the impact this plate may have on Presstek’s business, the introduction of a competitive plate could reduce the revenue generated by Presstek under its relationship with Heidelberg. This could also lead to downward pricing pressure for our full line of spooled consumable products, which could have a material adverse effect on our business, results of operations and financial condition.

      In March 2003, we terminated our supply and distribution agreement with Xerox for DocuColor DI presses. Xerox will no longer sell the DocuColor 233 DI-4, the DocuColor 400 DI-4 and the DocuColor 400 DI-5 presses and related consumables. We recorded an adjustment in the fourth quarter of fiscal 2002 as a result of this termination, see Cost of Products Sold below. The revenue generated from the sale of these presses was not material in fiscal 2002, and as a result, the termination of this agreement is not expected to have a material adverse effect on our business, results of operations and financial condition.

Cost of Products Sold

      Cost of products sold consists of the costs of material, labor and overhead, shipping and handling costs and warranty expenses. Cost of products sold for the Digital Imaging Products segment was $48.9 million or 59% of revenue for fiscal 2002, a decrease of $8.7 million or 15% as compared to $57.6 million or 56% of revenue for fiscal 2001. Included in cost of products sold for the Digital Imaging Products segment for fiscal 2002 is a charge of $3.0 million (adjusted from $4.0 million to $3.0 million in the fourth quarter of fiscal 2002, as a result of the termination of the supply and distribution agreement with Xerox). The charge included $2.0 million for inventory write-downs and $1.0 million (adjusted from $2.0 million to $1.0 million in the fourth quarter of fiscal 2002) for other charges associated with discontinued programs recorded in the second quarter of fiscal 2002 as part of the June 2002 restructuring.

      Gross margin as a percentage of total revenue for the Digital Imaging Products segment was 41% for fiscal 2002, as compared to 44% for fiscal 2001. Excluding the inventory write-downs and other charges for discontinued programs of $3.0 million discussed above, the cost of products sold would have been $45.9 million as opposed to $48.9 million. As a result, gross margin for the Digital Imaging Products segment would have been 45% as opposed to 41% for fiscal 2002, as compared to 44% for fiscal 2001.

      The gross margin increase for fiscal 2002, excluding the write-downs of $3.0 million discussed above, was primarily the result of yield improvements related to the manufacturing of our consumable products, and a favorable product mix. In fiscal 2002 and 2001, we recorded net warranty costs of $1.9 million and $2.1 million, respectively, primarily related to the Dimension platesetter product. We believe these warranty costs will be reduced in fiscal 2003 as savings related to product quality programs initiated in 2002 are realized. There can be no assurance, however, that these programs will result in reduced warranty costs.

      Cost of products sold for the Lasertel segment was $5.8 million for fiscal 2002, a decrease of $1.0 million or 15%, as compared to $6.8 million for fiscal 2001. Included in cost of products sold for the Lasertel segment for fiscal 2002 is a charge of $688,000 related to inventory write-downs associated with the discontinued programs undertaken as part of the June 2002 restructuring. The decrease in manufacturing costs was primarily the result of reduced salaries and benefits related to head-count reductions in the first six months of fiscal 2002.

Research and Product Development

      Research and product development expenses consist primarily of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment, consumables and high-powered laser diode product development efforts.

      Research and product development expenses for the Digital Imaging Products segment were $9.1 million or 11% of revenue, a decrease of $2.6 million, as compared to $11.7 million or 11% of revenue for fiscal 2001. This decrease relates primarily to a reduction in the number of development programs in fiscal 2002, and resulted in reduced salaries as a result of head count reductions in the first six months of fiscal 2002, as well as reduced professional and contracted services. Presstek’s product development cycle centers around major industry trade shows, and as a result, our research and product development expenses vary in accordance with our product development cycle.

      Research and product development expenses for the Lasertel segment were $210,000 for fiscal 2002. Research and product development expenses for the Lasertel segment were not material in fiscal 2001.

Sales, Marketing and Customer Support

      Sales, marketing and customer support expenses consist primarily of payroll and related expenses for personnel, advertising, trade shows and other promotional expenses, and travel costs related to our sales, marketing and customer support activities.

      Sales, marketing and customer support expenses for the Digital Imaging Products segment were $10.2 million or 12% of revenue for fiscal 2002, a decrease of $2.1 million, as compared to $12.3 million, or 12% of fiscal 2001 revenue. This decrease is primarily the result of focusing our business on the marketing and commercialization of our DI technology, and resulted in reduced salaries and benefits and related travel costs, as a result of headcount reductions in the first six months of fiscal 2002.

      Sales and marketing expenses for the Lasertel segment were $209,000 for fiscal 2002, a decrease of $538,000 as compared to $747,000 for fiscal 2001. This decrease relates primarily to reduced salaries and benefits and related travel expenses, as a result of head count reductions in the first six moths of fiscal 2002.

General and Administrative

      General and administrative expenses consist primarily of payroll and related expenses for personnel, and contracted professional services necessary to conduct our finance, information systems, human resources, and administrative activities.

      General and administrative expenses for the Digital Imaging Products segment were $9.2 million or 11% of revenue, a decrease of $4.2 million, as compared to $13.4 million or 13% of revenue for fiscal 2001. This decrease relates primarily to decreases in legal fees as a result of settlement of our arbitration proceedings with Heidelberg in July 2001, and the court’s rendering a decision in our patent litigation with Creo in September 2002. Also in 2001, we recorded a $2.1 million write-off for prepayments made to Adast, a supplier of B3 size sheet-fed presses. Adast joined in a bankruptcy petition filed by its creditors in February 2002 and in February 2003, the company reorganized under new ownership. Although the company has subsequently reorganized, we do not expect to be able to successfully recover any of these pre-payments.

      General and administrative expenses for the Lasertel segment were $1.4 million for fiscal 2002, a decrease of $1.0 million, as compared to $2.4 million for fiscal 2001. This decrease relates primarily to reduced salaries and benefits and related travel expenses, as a result of head count reductions in the first six months of fiscal 2002.

Special Charges and Discontinued Programs

      In the second quarter of fiscal 2002, Presstek initiated a process to evaluate its resources and strategically re-focus the business. During this process, we evaluated all aspects of the business, and concluded to reposition and rescale our resources. As part of this exercise, we initiated various repositioning actions during the second quarter of fiscal 2002. These actions included the following: (i) creation of market-focused Direct Imaging (“DI”) and Computer-to-Plate (“CTP”) product lines; (ii) creation of a new senior management organization; (iii) discontinuance of certain programs; and (iv) the consolidation of our Hampshire Drive research and development facility into the main Executive Drive facility in Hudson, NH.

      As a result of these actions, we recorded a charge of $4.7 million to cost of products sold in the second quarter of fiscal 2002, which included $2.7 million for inventory write-downs and $2.0 million for other charges related to discontinued programs, $4.0 million of which was recorded by the Digital Imaging Products segment, and $688,000 by the Lasertel segment.

      In addition, the Digital Imaging Products segment recorded special charges of $6.0 million in the second quarter of fiscal 2002. The special charges included $1.0 million related to severance and fringe benefit costs associated with the reduction of approximately 50 employees, primarily in manufacturing and research and development, $2.0 million related to the write-down of equipment and lease termination costs as a result of the Hampshire Drive consolidation, $1.8 million related primarily to other asset write-downs and costs associated with the repositioning, and $1.2 million related to executive contractual obligations, as a result of a separation agreement with Robert W. Hallman, former President and Chief Executive Officer of Presstek. Under the terms of the separation agreement, effective April 30, 2002, Presstek agreed to pay Mr. Hallman a separation payment equal to three times his current then annual salary, payable bi-weekly over 36 months, until May 2005.

      In the fourth quarter of fiscal 2002, we adjusted the discontinued programs and special charge recorded in the second quarter of fiscal 2002. The $2.0 million in charges related to discontinued programs was reduced by $1.0 million, as a result of a favorable contract negotiation with Xerox. The $1.0 million charge related to severance and fringe benefit costs was reduced by $150,000, as a result of the finalization of severance payments related to the workforce reduction. The write-down of equipment and lease termination costs of $2.0 million was reduced by $116,000 as a result of a delay in vacating the Hampshire Drive research and development facility. The $1.8 million in other costs associated with the repositioning was reduced by $230,000 as a result of favorable settlements. In addition to these adjustments, an increase of $311,000 to the $1.2 million in executive contractual settlements was recorded as a result of a resignation agreement with Richard A. Williams, former Chief Scientific Officer of Presstek. Under the terms of the agreement, effective January 8, 2003, Presstek agreed to pay Mr. Williams a severance payment equal to $200,000 in 2003 and $100,000 in 2004, payable bi-weekly, until December 2004.

      The repositioning activity and workforce reduction, which was initiated in June 2002, was substantially complete at the end of the second quarter of fiscal 2002. The consolidation of the Hampshire Drive facility was completed in the third quarter of fiscal 2002. We paid $1.7 million through December 28, 2002 as a result of the forgoing repositioning actions, and anticipate the remaining payments related to the discontinued programs and special charges will be completed by May 2005. For more detail, see Note 12 of notes to the financial statements.

Other Income (Expense), net

      Other income and expense consists primarily of net interest expense and other miscellaneous expense.

      Interest expense, net was $872,000 for fiscal 2002, a decrease of $264,000 as compared to $1.1 million for fiscal 2001. Interest income was $186,000 for fiscal 2002, a decrease of $45,000 as compared to $231,000 for fiscal 2001, primarily as a result of lower interest rates on increased cash balances. Interest expense was $1.1 million, for fiscal 2002, a decrease of $300,000 as compared to $1.4 million for fiscal 2001, primarily as a result of lower average debt balances and lower interest rates on borrowings.

Provision for Income Taxes

      We did not record a provision for federal or state income taxes in fiscal 2002 or 2001, due to net operating losses incurred in these periods.

Net Income (Loss)

      As a result of the foregoing, we had a net loss of $8.3 million for fiscal 2002, as compared to a net loss of $3.8 million for fiscal 2001.

Fiscal 2001 versus Fiscal 2000

Revenue

      Revenue of $102.3 million and $87.3 million for fiscal 2001 and 2000 respectively, was primarily related to the Digital Imaging Products segment, and consisted of product sales, royalties, and license fees. Revenue for fiscal 2001 increased $15.0 million or 17% as compared to fiscal 2000.

      Product sales for fiscal 2001 were $94.1 million as compared to $78.1 million for fiscal 2000, an increase of $16.0 million or 20%. This increase in product sales was due primarily to volume increases of presses shipped to Xerox and marketed as the DocuColor 400 DI and the DocuColor 233 DI, volume increases in shipments of direct imaging systems used in the Ryobi 3404DI, as well as volume increases in sales of our Dimension computer-to-plate imaging products. These increases were offset in part by volume and price decreases of imaging kits sold to Heidelberg and used in the Quickmaster DI. Prices of kits sold to Heidelberg decreased by approximately 10%, with minimal gross margin impact, commencing in the third quarter of fiscal 2001, as Heidelberg began manufacturing certain non-strategic components of the direct imaging kit.

      Revenue generated from the sale of our consumable products was $46.9 million for fiscal 2001, an increase of $2.0 million or 4%, as compared to $44.9 million for fiscal 2000. This increase is primarily a result of the increase in the installed base of equipment using our proprietary consumable products. This consumable product revenue included $20.9 million and $18.7 million for fiscal 2001 and 2000, respectively, sold under our agreements with Heidelberg and its distributors.

      The Lasertel segment’s third party revenue was not material in fiscal 2001. In addition, the Lasertel segment booked a $1.5 million revenue reversal in the fourth quarter of fiscal 2001 related to a sale recorded in fiscal 2000, which was reversed as a result of a customer return related to product quality.

      Royalties and license fees decreased $1.0 million or 11% for fiscal 2001, to $8.2 million as compared to royalties and license fees of $9.2 million for fiscal 2000. Royalties decreased $2.1 million or 27% comparing fiscal 2001 to fiscal 2000, as a result of decreased shipments to Heidelberg of direct imaging systems used in the Quickmaster DI. This decrease was offset by an increase of $1.1 million in fees from licensees primarily as a result of distribution fees received from Xerox and settlement fees received from Heidelberg in connection with the settlement of outstanding arbitration proceedings with Heidelberg.

      Revenue generated under our agreements with Heidelberg and our distributors decreased $6.8 million or 14% to $42.6 million, or 42% of total revenue for fiscal 2001, as compared to $49.4 million, or 57% of total revenue for fiscal 2000.

      In connection with the settlement of our outstanding arbitration proceedings with Heidelberg, we agreed to reduce the royalty payable by Heidelberg for imaging kits delivered in connection with the Heidelberg Quickmaster 46DI by approximately $9,000 per kit. This reduced royalty rate became effective for imaging kits ordered and delivered after May 1, 2002.

     Cost of Products Sold

      Cost of products sold consists of the costs of material, labor and overhead, shipping and handling costs and warranty expenses. Cost of products sold for the Digital Imaging Products segment for fiscal 2001 was $57.6 million, an increase of $13.5 million or 31% as compared to $44.1 million for fiscal 2000. The gross margin on product sales for the Digital Imaging Products segment decreased to 39% for fiscal 2001 from 42% for fiscal 2000, primarily as a result of the lower margins on press and Dimension CTP products, and increased warranty expenses associated with a new product introduction. Cost of products sold for the Lasertel segment was $6.8 million for fiscal 2001 as compared to $2.6 million for fiscal 2000. The increase of $4.2 million for fiscal 2001 reflects a full year of costs incurred by the Lasertel segment and includes increases in salaries as a result of headcount additions, depreciation, and other costs associated with the increased manufacturing volume of laser diodes.

     Research and Product Development

      Research and product development expenses consist primarily of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment and consumable product development efforts. Research and product development expenses, all of which were incurred by the Digital Imaging Products segment, decreased $4.2 million to $11.7 million or 11% of the segment’s revenue for fiscal 2001, as compared to $15.9 million or 18% of the Digital Imaging Products segment’s fiscal 2000 revenue. The decrease is primarily the result of reduced expenditures for parts and components, as well as a reduction of professional services contracted externally for the development of prototypes of the products previously introduced in fiscal 2000 at the industry’s major trade show, Drupa. Our product development cycle centers on major industry trade shows, such as Drupa held every four or five years. As a result research and product development expenses vary in accordance with our product development cycle.

     Sales, Marketing and Customer Support

      Sales, marketing and customer support expenses consist primarily of payroll and related expenses for personnel, advertising, trade shows and other promotional expenses, and travel costs related to our sales, marketing and customer support activities. Sales, marketing and customer support expenses for the Digital Imaging Products segment increased $2.7 million to $12.3 million, or 12% of the segment’s fiscal 2001 revenue, compared to $9.6 million or 11% of the segments’ fiscal 2000 revenue. The increase related primarily to increases in salaries and related expenses as a result of headcount growth required for the expansion of our customer support organization, and increased expenditures for promotional activities related to digital imaging press products. Sales and marketing expenses for the Lasertel segment increased to $747,000 for fiscal 2001 as compared to $23,000 for fiscal 2000. The increase for fiscal 2001 reflects a full year of costs incurred for the Lasertel segment, and relates primarily to increases in salaries as a result of headcount growth and increases in promotional activities and advertising expenses to support Lasertel’s expanded marketing activities in the defense, industrial and medical industries.

     General and Administrative

      General and administrative expenses consist primarily of payroll and related expenses for personnel, and contracted professional services to conduct our finance, information systems, human resources, and executive activities. General and administrative expenses also include outside legal and accounting fees and the provision for bad debts. General and administrative expenses for the Digital Imaging Products segment increased $4.8 million to $13.4 million or 13% of fiscal 2001 revenue compared to $8.6 million or 10% of fiscal 2000 revenue. The increase relates primarily to increases in legal fees as a result of conducting the trial phase of the patent litigation with Creo Inc., as well as a $2.1 million write-off for prepayments made to Adast, a supplier of B3 size sheet-fed presses. Adast joined in a bankruptcy petition filed by its creditors in February 2002. The general and administrative expenses for the Lasertel segment increased $1.4 million, to $2.4 million for fiscal 2001 as compared to $1.0 million for fiscal 2000. The increase for fiscal 2001 reflects a full year of costs for the Lasertel segment, and resulted primarily from increases in salaries and benefits as a result of headcount growth, and to support Lasertel’s expanded information systems, administration and finance requirements.

     Other Income (Expense), net

      Other income (expense), net includes primarily interest income and expense. Other expense, net increased $1.2 million, to $1.2 million or 1% of revenue for fiscal 2001 compared to other income, net, of $48,000 or 1% of revenue for fiscal 2000. Interest income decreased $639,000, to $231,000 for fiscal 2001 as compared to $870,000 for fiscal 2000. The decrease is primarily attributed to the decrease in average cash balances available for investment and the decrease in interest rates for the period. Interest expense increased $400,000, to $1.4 million as compared to $1.0 million for the comparable period in fiscal 2000. The increase is primarily attributed to the increased borrowings related to our lease line of credit facility with Keybank National Association, and our mortgage loan and line of credit facility with Citizens Bank, offset by lower interest rates.

     Provision for Income Taxes

      We did not record a provision for federal or state income taxes in fiscal 2001, due to net operating losses. We did not record a provision for federal income taxes in fiscal 2000 as a result of utilization of net operating loss carryforwards. We recorded a provision of $150,000 for state income taxes for fiscal 2000.

     Income (Loss) from Continuing Operations

      As a result of the foregoing, we had a loss from continuing operations, of $3.8 million for fiscal 2001, as compared to income from continuing operations of $5.3 million for fiscal 2000.

     Income (Loss) from Discontinued Operations

      We shutdown the operations of our subsidiary, Delta V Technologies, Inc. (“Delta V”) as of the end of fiscal 1999. Located in Tucson, Arizona, Delta V was engaged in the development, manufacture, and sale of vacuum deposition coating equipment for vacuum coating applications. Delta V is reported separately as a discontinued operation, and prior periods have been restated in our financial statements, related footnotes and the management’s discussion and analysis to conform to this presentation.

      Income from Delta V’s discontinued operations was $600,000 for fiscal 2000, as a result of payments received for the licensing of Delta V’s intellectual property relating to vacuum-deposited polymer multi-layer technology. There was no income or loss from discontinued operations in fiscal 2001.

Liquidity and Capital Resources

      We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings. At December 28, 2002, we had cash and cash equivalents of $17.6 million and working capital of $28.6 million as compared to cash and cash equivalents of $2.5 million and working capital of $26.7 million at December 29, 2001. The increase in cash and cash equivalents of $15.1 million for fiscal 2002 was primarily due to net cash provided by operating activities, offset by cash of $1.3 million used to purchase capital equipment.

      Net cash provided by operating activities was $17.0 million for the fiscal year ended December 28, 2002. The primary sources of cash from operating activities were net losses of $8.3 million adjusted by special charges and discontinued programs of $9.6 million, non-cash charges of depreciation, amortization, and other charges of $12.5 million, and an increase in working capital of $1.9 million. Working capital changes primarily included decreases in inventories and accounts receivable of $3.4 million and $2.1 million, respectively, offset by decreases in accrued expenses of $3.2 million. The decrease in accounts receivable is attributable to improved cash collections and the decrease in revenue. The decrease in inventories is primarily as a result of inventory management programs initiated in fiscal 2002.

      Net cash used in investing activities of $1.3 million for the fiscal year ended December 28, 2002 consisted primarily of additions to property, plant and equipment, net of proceeds from the sale of equipment.

      Net cash used in financing activities for the fiscal year ended December 28, 2002 totaled $597,000, and consisted primarily of proceeds of $3.0 million from borrowings under our lease line of credit facility, offset by payments on the mortgage term loans and the equipment lease line of credit facility of $2.7 million, as well as payments on the revolving line of credit facility of $1.0 million.

      Our long-term debt consists of two mortgage term loans from Citizens Bank New Hampshire (“Citizens”), and a lease line of credit facility from Keybank National Association (“Keybank”).

      The first mortgage term loan is a 1998 ten-year mortgage term loan from Citizens in the amount of $6.9 million and bears a fixed rate of interest of 7.12% per year during the first five years, and a variable rate of interest at the LIBOR rate plus 2%, (3.4% at December 28, 2002) for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments will be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued interest is due and payable on February 6, 2008.

      The second mortgage term loan is a 2000 ten-year mortgage term loan in the amount of $4.0 million and bears a fixed rate of interest equal to 7.95% per year during the first five years, a fixed rate of interest equal to United States Treasury Notes or Bills with a maturity date closest to the end of the second five years plus 225 basis points for the remaining five years. During the first five years, principal and interest payments will be made in 60 monthly installments including principal of $34,993 plus interest. During the remaining five years, principal and interest payments will be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued and unpaid interest is due and payable on October 30, 2010.

      Land and buildings with a cost and net book value of approximately $25.6 million and $22.3 million, respectively, secure the two mortgage term loans.

      We also borrowed $13.0 million against a $15.0 million lease line of credit facility, which expired in April 2002, from Keybank pursuant to a 1999 loan agreement. The $13.0 million in borrowings is secured by equipment with a book value at December 28, 2002 of $18.4 million. The loan bears a variable rate of interest based upon the LIBOR rate plus 4.25% (5.65% at December 28, 2002) or the prime rate (4.25% at December 28, 2002), with a future fixed rate conversion provision. Principal and interest under the lease line are payable in 84 monthly installments.

      In addition to the mortgage term loans and the borrowings under the lease line of credit, we have a revolving line of credit loan with Citizens, which expires in October 2003 under which we may borrow from Citizens a maximum of $16.0 million. The revolving line of credit is subject to a borrowing base formula based on eligible accounts receivable and inventories, as defined by the loan agreement, and reduced by the amount of all letters of credit outstanding. The revolving line of credit loan is secured by substantially all of the Company’s assets, with interest payable at the LIBOR rate plus 1.50% (2.9% at December 28, 2002). As of December 28, 2002, we had $10.2 million available under the revolving line of credit loan, reduced by $6.3 million outstanding under standby letters of credit.

      Under the terms of the mortgage term loans, the lease line of credit and the revolving line of credit agreements, we are required to meet various restrictive covenants on a quarterly and annual basis, including maximum funded debt to EBITDA and minimum fixed charge coverage covenants. At December 28, 2002 we were in compliance with all financial covenants.

      We have future contractual payments primarily related to debt, royalty obligations, executive contractual obligations and operating leases, from 2002 through 2010. The following table represents our future commitments at December 28, 2002:

	2003	2004	2005	2006	2007	Thereafter

	(In thousands)
Credit facilities	$3,045	$3,221	$3,472	$3,478	$2,090	$1,401
Royalty obligation	1,200	1,200	1,200	1,200	1,200	5,900
Executive contractual obligations	617	517	123	—	—	—
Lease agreements	113	8	—	—	—	—

Total contractual obligations	$4,975	$4,946	$4,795	$4,678	$3,290	$7,301

      Our anticipated capital expenditures for fiscal 2003 are approximately $2.0 million, and primarily relate to the purchase of capital equipment to be used in the production of our DI and CTP equipment and consumable products.

      We have recently learned that Heidelberg will market a competitive plate product as an alternative to Presstek’s PEARLdry for the Quickmaster DI, which is expected to be available beginning in the second quarter of fiscal 2003. While it is too early to estimate the impact this plate may have on Presstek’s business, the introduction of a competitive plate could reduce the revenue generated by Presstek under its relationship with Heidelberg, and could lead to downward pricing pressure for our full line of spooled consumable products, which could have a material adverse effect on our liquidity.

      We believe that existing funds, cash flows from operations, and cash available under our revolving line of credit and lease line of credit should be sufficient to satisfy working capital requirements and capital expenditures through the term of our current loan agreement, which expires in October 2003. There can be no assurance, however, that we will be able to renew our current loan agreement, will not require additional financing, or that such additional financing, if needed, will be available on acceptable terms.

     Effect of Inflation

      Inflation has not had, and is not expected to have, a material impact on our operations.

     Net Operating Loss Carryforwards

      As of December 28, 2002, we had net operating loss carryforwards totaling approximately $90.7 million, of which $55.8 million resulted from stock option compensation deductions for tax purposes and $34.9 million resulted from operating losses. To the extent net operating losses resulting from stock option compensation deductions become realizable, the benefit will be credited directly to additional paid in capital. The amount of the net operating loss carryforwards that may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of our common stock.

     Recently Issued Accounting Standards

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated Retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not anticipate that the adoption of SFAS 143 will have a material effect on our results of operations or financial position.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Restructuring Costs” (“SFAS 146”). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Under SFAS 146, a company may not restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. We do not anticipate that the adoption of SFAS 146 will have a material effect on our results of operations or financial position.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. FIN 45 also requires additional disclosures about the guarantees an entity has issued, including a roll forward of the entity’s product warranty liabilities. Presstek will apply the recognition provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for the Company’s financial statements for the year ending December 28, 2002. We do not anticipate the adoption of this statement will have a material impact on our results of operations or financial condition.

      In November 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to all revenue arrangements that the Company enters into after June 29, 2003. We do not anticipate the adoption of this statement will have a material impact on our results of operations or financial condition.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). This statement amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of SFAS 123 in annual financial statements and requires disclosures in interim financial statements. Those disclosures are required regardless of the method being used to account for stock-based employee compensation. The amended and new disclosure requirements are effective for the fiscal year ending December 28, 2002. The adoption of the disclosure requirements of SFAS 148 will not have a material affect on our financial statements. We plan to continue to use the intrinsic value method of accounting for the stock options issued to employees.

RISK FACTORS

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

      Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations for our financial and operating performance in 2003 and beyond, the adequacy of internal cash and working capital for our operations, our ability to supply sufficient product for anticipated demand, production delays associated with this demand, availability of component materials, management’s plans and goals with regard to our shipping and production capabilities, including the adequacy of our facilities for present and expected future operations, the availability of alternative suppliers and manufacturers, management’s plans and goals for our Lasertel subsidiary, the ability of Lasertel to generate positive cash flows in the near term, the strength of our various strategic partnerships both on manufacturing and distribution, our ability to secure other strategic alliances and relationships, our expectations regarding Presstek’s strategy for growth, our expectations and plans regarding market penetration, including the strength and scope of our distribution channels and our expectations regarding sales of DI presses in Europe, the expansion of our products and technology, our expectations regarding the sale of our products and use of our technology, our current plans for product development and the expected market acceptance of recently introduced products and the likely acceptance of planned future products, our expectations regarding performance of existing, planned and recently introduced products, the effects, market acceptance, or pricing of competitive products, including the possibility of a competitive plate product being introduced by a strategic partner, the placement of orders for direct imaging kits, our expectations regarding reductions in warranty costs, the adequacy of our intellectual property protections and our ability to protect and enforce our intellectual property rights, and the expected effect of adopting recently issued accounting standards, among others. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report. The words “looking forward,” “looking ahead,” “believe(s),” “should,” “plan,” “expect(s),” “project(s),” “anticipate(s),” “may,” “likely,” “potential,” “opportunity” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made and readers are advised to consider such forward-looking statements in light of the risks set forth below. Presstek undertakes no obligation to update any forward-looking statements contained in this Annual Report on Form 10-K.

      References to “we,” “us,” “our,” or “ours” refer to Presstek and its subsidiaries.

      We have a history of losses, could incur substantial losses in the future, and may not achieve or maintain profitability. We have incurred substantial net losses from continuing operations in four of the past five fiscal years. We incurred net losses from continuing operations of approximately $8.3 million for fiscal 2002, $3.8 million for fiscal 2001, $30.6 million for fiscal 1999, and $1.6 million for fiscal 1998. As of December 28, 2002 we had an accumulated deficit of approximately $26 million. We may need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate, due to potential competitive pricing pressures, or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be materially adversely affected. Even if we achieve profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase profitability. Failure to become profitable within the time frame expected by investors or to sustain profitability may adversely affect the market price of our common stock.

      We are substantially dependent on Heidelberg for a material portion of our revenue and the loss of Heidelberg as a customer or a significant reduction in revenue from sales to Heidelberg would adversely affect our business. We have had an important long-term relationship with Heidelberg. Since entering into our strategic alliance with Heidelberg, our sales of products to Heidelberg have constituted a material portion of our total revenue. For the fiscal year ended December 28, 2002, our sales to Heidelberg accounted for approximately 36% of our total revenue. There can be no assurance that our relationship with Heidelberg will continue. The loss of Heidelberg as a customer, or a material decrease in the revenue we receive from direct imaging kit sales or consumable sales to Heidelberg would have a material adverse affect on our business, results of operations and financial condition. We have recently learned that Heidelberg has plans to offer a competitive plate product as an alternative to our PEARLdry for the Quickmaster DI. We understand this product is expected to be available beginning in the second quarter of fiscal 2003. While it is too early to estimate the impact this plate may have on Presstek’s business, the introduction of a competitive plate could reduce the revenue generated by Presstek under its relationship with Heidelberg, and could have a material adverse impact on our business, results of operations and financial condition.

      We currently have orders from Heidelberg for direct imaging kits used in the Quickmaster DI for delivery through April 2003. Heidelberg has recently indicated, as a result of the global economic slowdown, that it has an inventory of direct imaging kits on hand to support its production requirements for six months. We believe that orders for direct imaging kits will resume sometime in the second half of fiscal 2003, however, there can be no assurance that any orders will be received.

      In July 2001, we settled our outstanding arbitration proceedings with Heidelberg. Pursuant to the terms of the settlement, Presstek and Heidelberg agreed that the licensing arrangements for the Heidelberg Quickmaster 46DI shall be non-exclusive. As a result of the recognition of the non-exclusivity of the license, we agreed to reduce the royalty payable by Heidelberg for imaging kits delivered in connection with the Heidelberg Quickmaster 46DI by approximately $9,000 per kit. This reduced royalty rate is effective for kits ordered and delivered after May 1, 2002. There can be no assurance that we will not have similar disputes with Heidelberg in the future including any potential patent litigation, and likewise, there can be no assurance that any disputes that do arise will be resolved in our favor.

      We are substantially dependent on our strategic alliances and manufacturing and distribution relationships to develop and grow our business and the loss or failure of one or more of our strategic partners could significantly harm our business. Our strategy to date has been, in part, to enter into strategic alliances with major companies in the graphic arts industry and other markets. This strategy has included, among other things, licensing our intellectual property, developing specialized products based on our proprietary technologies and manufacturing imaging systems for inclusion in other manufacturers’ products. Our strategy has also involved identifying strategic manufacturing and distribution partners to aid in developing new market channels for our products. This strategy led to the development of our relationship with Heidelberg. It also led to the development of relationships with other strategic partners, including KBA, Ryobi and KPG. We are dependent on many of these partners for future sales of both existing and planned products. This dependency means that the timetable for finalizing development, commercialization and distribution of both existing and planned products is dependent upon the needs and circumstances of our strategic partners. We have experienced and will continue to experience technical difficulties from time to time, which may prevent us from meeting certain production and distribution targets. Any delay in meeting production and distribution targets with our strategic partners may harm our relationship with them and may cause them to terminate their relationship with us. Our strategic partners may not develop markets for our products at the pace or in the manner we expect, which may have an adverse effect on our business. They may also terminate their relationship with us for circumstances beyond our control, including factors unique to their business or their business decisions. In addition, we may mutually agree with one of our partners to terminate our relationship with them for a variety of reasons. For example, in March 2003, we agreed with Xerox to terminate our supply and distribution agreement with them for DocuColor DI presses. As a result, Xerox will no longer sell the DocuColor 233 DI-4, the DocuColor 400 DI-4 and the DocuColor DI-5 presses and related consumables. While we do not believe the termination of our relationship with Xerox will have a material adverse impact on our business, we cannot assure you that the termination of any of our other relationships with our strategic partners will not have an adverse impact on our business.

      We are also unable to control factors related to the business of our strategic partners. As an example, in February 2002, Adast, a manufacturing partner of ours, announced that it had joined a bankruptcy petition filed by its creditors. As a result of this development, we adjusted our fiscal 2001 fourth quarter net income and balance sheet to include an additional write-off of approximately $2.1 million to cover prepayments made to Adast for work-in progress. There can be no assurance that similar events will not occur with our other strategic partners.

      As a result of the uncertainties surrounding many of our strategic partners, there can be no assurance that our existing strategic relationships will prove successful. There can be no assurance that our existing relationships with Heidelberg, KBA, Ryobi, or KPG or any of our other strategic, manufacturing and distribution partners will be successful. The loss of, Heidelberg, KBA, Ryobi, KPG or other principal customers or strategic partners could have a materially adverse effect our business, results of operations or financial condition.

      While we continue to explore possibilities for additional strategic relationships and alliances, there can be no assurance we will be successful in this regard. Our failure to develop new relationships and alliances could have a significant adverse effect on our business.

      Our quarterly revenues and operating results are likely to fluctuate. Our quarterly revenues and operating results are sometimes difficult to predict, have varied in the past, and are likely to fluctuate significantly in the future. We typically realize a significant percentage of our revenues for a fiscal quarter in the third month of the quarter. Accordingly, our quarterly results may be difficult to predict prior to the end of the quarter. Any inability to obtain sufficient orders or to fulfill shipments in the period immediately preceding the end of any particular quarter may cause the results for that quarter to fall short of our revenues targets. In addition, we base our current and future expense levels in part on our estimates of future revenues. Our expenses are largely fixed in the short term. We may not be able to adjust our spending quickly if our revenues fall short of our expectations. Accordingly, a revenues shortfall in a particular quarter would have an adverse effect on our operating results for that quarter. In addition, our quarterly operating results may fluctuate for many reasons, including, without limitation:

—	changes in demand for our products and consumables, including seasonal differences; and

—	changes in the mix of our products and consumables.

      Our lengthy and variable sales cycle makes it difficult for us to predict when or if sales will occur and therefore we may experience an unplanned shortfall in revenues. Our products have a lengthy and unpredictable sales cycle that contributes to the uncertainty of our operating results. Customers view the purchase of our products as a significant and strategic decision. As a result, customers generally evaluate our products and determine their impact on existing infrastructure over a lengthy period of time. Our sales cycle has historically ranged from approximately one to six months based on the customer’s need to rapidly implement a solution and whether the customer is new or is extending an existing implementation. The sale of our products may be subject to delays if the customer has lengthy internal budgeting, approval and evaluation processes. We may incur significant selling and marketing expenses during a customer’s evaluation period. Larger customers may purchase our products as part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays in the recognition of our revenues. If revenues forecasted from a specific customer for a particular quarter are not realized or are delayed to another quarter, we may experience an unplanned shortfall in revenues, which could have a material adverse effect on our business, results of operation and financial condition.

      We may not be able to increase revenues if we do not expand our sales and distribution channels. We will need to expand our indirect global sales operations in order to increase market awareness and acceptance of our line of products and generate increased revenues. We market and distribute our products indirectly through our global partner and distributor network. We believe that our future success is dependent upon expansion of indirect global distribution channels, which will consist of relationships with a variety of dealers and distributors. We cannot be certain that we will be able to maintain our current relationship or establish relationships with additional distribution partners on a timely basis, or at all. Our distribution partners may not devote adequate resources to promoting or selling our line of products and may not be successful. Any failure to expand our indirect global distribution channel or increase the productivity of this distribution channel could result in lower than anticipated revenues, which could have a material adverse effect on our business, results of operation and financial condition.

      In March 2003, we expanded the product offerings to select dealers in our distribution channel in Europe to include the sale of Quickmaster DI consumables. In connection with this offering, we reduced pricing on our full line of spooled consumables distributed through this dealer channel up to 20%. This new pricing may reduce the revenue generated from sales of our spooled consumable products up to $3.0 million in fiscal 2003. While the expected lost revenues resulting from the price reduction may be offset by increased revenues from spooled consumables sales derived from additional presses installed and increased usage of spooled consumables, there can be no assurance that this expected lost revenue will be offset. In addition, market conditions may require us to expand the regions in which we offer reduced prices, or to further reduce our spooled consumable prices, which could further reduce our revenues in 2003 and beyond. This could have a material adverse effect on our business, results of operations and financial condition.

      We face risks associated with international sales. We intend to expand our indirect global sales operations and enter additional international markets, which will require significant management attention and financial resources. International sales are subject to a variety of risks, including difficulties in establishing and managing international distribution channels, in serving and supporting products sold outside the United States and in translating products and related materials into foreign languages. International operations are also subject to difficulties in collecting accounts receivable, staffing and managing personnel and enforcing intellectual property rights. Other factors that can adversely affect international operations include fluctuations in the value of foreign currencies and currency exchange rates, changes in import/export duties and quotas, introduction of tariff or non-tariff barriers and economic or political changes in international markets. If our international sales increase, our revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower levels of sales which typically occur during the summer months in Europe and other parts of the world. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our business, results of operations and financial condition.

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

      Recently introduced products that incorporate our technology may not be commercially successful and may not gain market acceptance. Achieving market acceptance for any products incorporating our technology requires substantial marketing and distribution efforts and expenditure of significant sums of money and allocation of significant resources, either by us, our strategic partners or both. We may not have sufficient resources to do so. Additionally, there can be no assurance that products introduced by our strategic partners, such as the 46 Karat DI presses, and the KPG DI presses, or our product offerings such as our Anthem plates, Dimension 400 and Dimension 800 platesetters, will achieve widespread market acceptance or that any of our other current products or any future products that we may develop or any future products produced by others that incorporate our technologies will achieve market acceptance or become commercially successful. We recently announced beta testing of our new Applause plate. There can be no assurance that the beta testing of this plate will be successful, that the final product will be introduced in the time frame expected, or that it will achieve market acceptance or become commercially successful. If our new product offerings do not achieve anticipated market acceptance, we may not achieve anticipated revenue.

      Recently introduced products that incorporate our technology may result in substantial support costs and warranty expenditures. Introducing new products carries substantial risk. While we do substantial testing on our new products before introducing them to our customers, no amount of testing can replace or approximate actual field conditions at our customer locations. As a result, when we introduce new products we can incur increased expenditures in ensuring that the new product meets and performs in accordance with its specifications. We cannot, however, always estimate precisely the expected costs that may arise out of new product installations. As an example of this, we incurred increased warranty and support costs in fiscal 2002 and 2001 due to unanticipated product performance issues associated with our new Dimension product line. There can be no assurance that we will not incur increased warranty, support and other costs associated with new product introductions in the future. In addition, the occurrence of these expenditures may have a material adverse effect on our business, results of operations and financial condition.

      Our manufacturing capabilities may be insufficient to meet the demand for our products. If demand for our products grows, our current manufacturing capabilities may be insufficient to meet this demand resulting in production delays and a failure to deliver products in a timely fashion. We may be forced to seek alternative manufacturers for our products. There can be no assurance that we will successfully be able to do so. As we introduce new products, we may face production and manufacturing delays due to technical and other unforeseen problems. Any manufacturing delay could have an adverse effect on our business and our revenue and may harm our relationships with our strategic partners.

      If the United States and global economies continue to slow down, the demand for our products could decrease and our revenues might be hurt. The demand for our products is affected by various factors, many of which are beyond our control. For example, general economic conditions have recently deteriorated, and may further deteriorate due to events relating to the conflict between Iraq and the United States, and may affect or delay the overall capital spending by businesses and consumers, particularly for capital equipment such as presses and consumables. We believe that, concurrently with the economic slowdown in the U.S. and abroad, and the decrease in capital equipment spending over the past three years, there has been a decrease in spending and spending projections on capital equipment which could impact the demand for our products. If, as a result of general economic uncertainty or otherwise, companies reduce their product spending levels, such a decrease in spending could substantially reduce demand for our products, substantially harm our business, and have a material adverse effect on our business, results of operations and financial condition.

      The expansion of Lasertel into areas other than the production of laser diodes for our printing business may be unsuccessful. Lasertel, which was formed for the purpose of supplying us with laser diodes, has also explored other markets for its laser technology. These efforts to develop other markets were scaled back, in part, in June 2001, as we announced a repositioning of Lasertel in order to reduce its costs and focus its efforts on supplying us with high quality laser diodes. While the plans to market its laser products to the telecommunications industry were delayed, Lasertel has developed laser products for the defense industry and has continued its plans to develop laser prototypes for qualification in the defense, industrial and medical industries. There can be no assurance that these products or prototypes will gain acceptance in these industries and likewise, there can be no assurance that these products will be commercially successful. Our executive team has limited experience in the telecommunications, defense, industrial and medical industries and there can be no assurance that Lasertel will be able to successfully exploit any opportunities that may arise.

      Lasertel may require additional working capital infusions from us, which may have a material adverse effect on our business. Our subsidiary, Lasertel, was established to help us meet our demand for laser diodes. Lasertel has required and may continue to require a significant amount of capital investment by Presstek in order to fund its operations. For the fiscal year ended December 28, 2002, Lasertel recorded a net loss of $7.9 million. Lasertel continues to require us to advance cash and resources in order to ensure its continued operation. Lasertel’s capital and working capital needs may exceed our ability to provide such funds, requiring us to borrow against our credit facilities or seek to obtain outside financing for Lasertel’s operations. This could have a material adverse effect on our business, results of operations and financial condition.

      Our success is dependent on our ability to maintain and protect our proprietary rights. Our future success will depend, in large part, upon our intellectual property rights, including patents, trademarks, trade secrets, proprietary know-how, source codes and continuing technological innovation. We have been issued a number of U.S. and foreign patents and we intend to register for additional patents where we deem appropriate. We also hold seven registered trademarks and we may register additional trademarks where we deem appropriate. There can be no assurance, however, as to the issuance of any additional patents or trademarks or the breadth or degree of protection that our patents, trademarks or copyrights may afford us. The steps we have taken to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. Further, the laws of certain territories in which our products are or may be developed, manufactured or sold, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

      There is rapid technological development in the electronic image reproduction industries, resulting in extensive patent filings and a rapid rate of issuance of new patents. Although we believe that our technology has been independently developed and that the products we market do not infringe the patents or violate other proprietary rights of others, it is possible that such infringement of existing or future patents or violation of proprietary rights may occur. In this regard, third parties may in the future assert claims against us concerning our existing products or with respect to future products under development by us. In such event, we may be required to modify our product designs or obtain a license. No assurance can be given that we would be able to do so in a timely manner, upon acceptable terms and conditions or even at all. The failure to do any of the foregoing could have a material adverse effect on our business, results of operation and financial condition. Furthermore, we have agreements with several of our strategic partners which require us to indemnify the strategic partner from claims made by third parties against our intellectual property, and to defend the validity of the patents or otherwise ensure the technology’s availability to the strategic partner. An indemnification claim under any such agreement could have a material adverse effect on our business.

      We may take legal action to determine the validity and scope of third party rights or to defend against any allegations of infringement. In the course of pursuing or defending any of these actions we could incur significant costs and diversion of our resources. Due to the competitive nature of our industry, it is unlikely that we could increase our product prices to cover such costs. There can be no assurance that we will have the financial or other resources necessary to successfully defend a patent infringement or proprietary rights violation action. Moreover, we may be unable, for financial or other reasons, to enforce our rights under any patents we may own. As an example of the cost and uncertainty of patent litigation, in August 1999 Creo filed an action in the United States District Court for the District of Delaware against us seeking a declaration that Creo’s products do not and will not infringe any valid and enforceable claims of any of our patents in question. We counter-claimed against Creo for patent infringement of certain of our patents. The matter went to trial in June 2001 and in September 2001, the court affirmed the validity and enforceability of our on-press imaging patents, but held that the current Creo DOP System did not infringe on our patents. Creo appealed the court’s decision that our patents were valid and enforceable, and we cross-appealed the finding of non-infringement by the current Creo DOP System. On September 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court’s decision that our patents are valid and enforceable, but that they are not infringed by the current Creo DOP System. We incurred higher than expected legal expenses in fiscal 2002 and fiscal 2001 due to this litigation. Any similar litigation in the future is expected to be costly, yield uncertain results and could have an adverse impact on our business, result of operations or financial condition.

      We also rely on proprietary know-how and employ various methods to protect the source codes, concepts, trade secrets, ideas and documentation relating to our proprietary software and laser diode technology. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how or obtain access to our know-how or software codes, concepts, trade secrets, ideas and documentation. Although we have and expect to have confidentiality agreements with our employees and appropriate vendors, there can be no assurance, however, that such arrangements will adequately protect our trade secrets and proprietary know-how.

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

      We are also aware that there is a direction in the graphic arts industry to create stand-alone computer-to-plate imaging devices for single and multi-color applications. Most of the major corporations in the graphic arts industry have developed and/or are developing and marketing off press computer-to-plate imaging systems. To date, devices manufactured by our competitors, for the most part, utilize printing plates that require a post imaging photochemical developing step, and in some cases, also require a heating process. Potential competitors in this area include, among others, Agfa Gevaert N.V., Dai Nippon Screen Manufacturing Ltd., Heidelberg and Creo.

      We also anticipate competition from printing plate manufacturing companies that manufacture, or have the potential to manufacture digital thermal plates. These companies include Agfa Gevaert N.V., KPG and Fuji Photo Film Co., Ltd.

      We also learned recently that Heidelberg intends to market a competitive plate product as an alternative to Presstek’s PEARLdry for the Quickmaster DI. We understand this new plate is expected to be available in the second quarter of fiscal 2003. While it is too early to estimate the impact this plate may have on Presstek’s business, the introduction of a competitive plate could reduce the revenue generated by Presstek under its relationship with Heidelberg, and could have a material adverse effect on our business, results of operations and financial condition.

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

      While we believe we have strong intellectual property protection covering many of our technologies, there is no assurance that the breadth or degree of such protection will be sufficient to prohibit or otherwise delay the introduction of competitive products or technologies. The introduction of competitive products and technologies may have a material adverse effect on our business, results of operations and financial condition.

      We may not be able to adequately respond to changes in technology affecting the printing industry. Our continuing product development efforts have focused on refining and improving the performance of our PEARL and DI technology and our consumables and we anticipate that we will continue to do so. The printing and publishing industry has been characterized in recent years by rapid and significant technological changes and frequent new product introductions. Current competitors or new market entrants could introduce new or enhanced products with features, which render our technologies, or products incorporating our technologies, obsolete or less marketable. Our future success will depend, in part, on our ability to:

•	use leading technologies effectively;

•	continue to develop our technical expertise and patented position;

•	enhance our current products and develop new products that meet changing customer needs;

•	time new product introductions in a way that minimizes the impact of customers delaying purchases of existing products in anticipation of new product releases;

•	adjust the prices of our existing products to increase customer demand;

•	successfully advertise and market our products; and

•	influence and respond to emerging industry standards and other technological changes.

We must respond to changing technology and industry standards in a timely and cost-effective manner. We may not be successful in effectively using new technologies, developing new products or enhancing our existing products and technology on a timely basis. Our new technologies or enhancements may not achieve market acceptance. Our pursuit of new technology may require substantial time and expense. We may need to license new technologies to respond to technological change. These licenses may not be available to us on terms that we can accept. Finally, we may not succeed in adapting our products to new technologies as they emerge.

      Ongoing litigation could have an adverse impact on our business. From time to time in the ordinary course of our business we may be subject to certain lawsuits. Our discontinued subsidiary, Delta V, is currently a defendant in a lawsuit commenced by PPG, Inc. claiming that equipment sold by Delta V did not meet certain product specifications. Although we intend to continue to vigorously defend this action, we could be adversely affected if the plaintiff were to prevail on its damage claim, which is in excess of $7.0 million. There can be no assurance that we will be successful in this action, or any other litigation of which we may become a party from time to time. Any adverse result in this litigation or any other litigation of which we may become a party from time to time may, have a material adverse impact on our business, results of operations and financial condition.

      The loss or unavailability of our key personnel would have a material adverse effect on our business. The success of Presstek is largely dependent on the personal efforts of our senior management team. We have entered into an employment agreement with Ed Marino, our President and Chief Executive Officer, and Moosa E. Moosa, our Chief Financial Officer. The loss or interruption of the services of Mr. Marino or Mr. Moosa could have an adverse effect on our business and prospects. In January 2003, Richard A. Williams, one of our founders, announced his retirement as Chief Scientific Officer. While he will continue to serve as Chairman of the Board, the loss of Mr. Williams may have an adverse impact on our business.

      Our success may also be dependent on our ability to hire and retain additional qualified engineering, technical, sales, marketing and other personnel. Competition for qualified personnel in our industry can be intense, and there can be no assurance that we will be able to hire or retain additional qualified personnel.

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

•	actual or anticipated variations in our quarterly operating results;

•	announcements by us or other industry participants;

•	changes in national or regional economic conditions;

•	changes in securities analysts’ estimates for us, our competitors or our industry or our failure to meet analysts’ expectations; and

•	general market conditions.

      In addition, in recent years the stock market in general, and the Nasdaq National Market in particular, have experienced large price and volume fluctuations. These market factors may materially and adversely affect our stock price, regardless of our operating performance.

      Certain factors may have a depressive effect on the market price for our common stock. As of March 21, 2003, we had 34,142,624 shares of our common stock outstanding. Approximately 31,317,490 of our shares are currently freely tradable without restriction under the Securities Act of 1933. All of the remaining shares are eligible for sale, subject, in some cases, to affiliate and other restrictions under Rule 144 of the Securities Act of 1933. The sale of a significant number of these shares of common stock could adversely affect the market price of our common stock.

      There are currently outstanding options to purchase approximately 3.6 million shares of our common stock at prices ranging from $2.85 - $26.94 per share. Substantially all of these shares have been registered for resale and may be sold, subject, in some cases, to volume and other limitations under Rule 144 of the Securities Act of 1933. To the extent they are exercised or converted, the percentage ownership of existing stockholders will be diluted and our stock price could be adversely affected. This could also adversely affect the terms upon which we may be able to obtain additional equity capital in the future, since the holders of outstanding options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in the outstanding options.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risk from changes in interest rates primarily as a result of our borrowing activities, and to a lesser extent, our investing activities. The majority of our long-term borrowings are in fixed rate instruments, or variable rate instruments with fixed rate conversion provisions. We do not enter into interest rate swap agreements or other speculative or leveraged transactions. We currently have no material exposure to interest rate fluctuations on our short-term investments.

      We have limited exposure to foreign currency exchange rate risk as substantially all of our transactions are denominated in U.S. dollars. Some of our customers and strategic partners are not located in the United States, however. As a result, these customers and strategic partners are themselves subject to fluctuations in foreign exchange rates. If their home country currency were to decrease in value relative to the United States dollar, their ability to purchase and market our products could be adversely affected and our products may become less competitive to them. This may have an adverse impact on our business. Likewise, some of our suppliers are not located in the United States and thus, such suppliers are subject to foreign exchange rate risks in transactions with us. Decreases in the value of their home country currency versus that of the United States dollar could cause fluctuations in supply pricing which could have an adverse effect on our business.

Item 8.     Financial Statements and Supplementary Data

      The financial statements required by Item 8 of Form 10-K are incorporated herein by reference to Item 15 of this report.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this item will be set forth under the captions “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement that the Company expects to file with the Securities Exchange Commission within 120 days of the fiscal year ended December 28, 2002 for the Annual Meeting of Stockholders to be held on June 17, 2003 (the “Proxy Statement”) and such information is incorporated herein by reference.

Item 11.     Executive Compensation

      The information required by this item will be set forth under the captions “Executive Compensation”, “Employment Agreements and Termination of Employment Agreements”, “Options and Stock Plans”, “Compensation of Directors”, “Compensation Committee Interlocks and Insider Participation”, “Report on Executive Compensation” and “Stock Performance Graph”, in the Proxy Statement and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this item will be set forth under the caption “Voting Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, and is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions

      The information required by this item will be set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement, and is incorporated herein by reference.

Item 14.     Controls and Procedures.

(a)     Evaluation of Disclosure Controls and Procedures

      As of a date (the “Evaluation Date”) within ninety days prior to the filing date of this Annual Report on Form 10-K, we have, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Presstek’s disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Presstek’s Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, Presstek’s disclosure controls and procedures are effective in ensuring that material information relating to Presstek (including its consolidated subsidiaries) required to be disclosed by Presstek in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to Presstek’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)     Changes in Internal Controls

      There were no significant changes in Presstek’s internal controls or in other factors that could significantly affect Presstek’s controls subsequent to the date that Presstek last evaluated its internal controls.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Page
(a)(1)	Financial Statements
	Report of Independent Certified Public Accountants	F-2
	Balance Sheets as of December 28, 2002 and December 29, 2001	F-3
	Statements of Operations for the fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000	F-4
	Statements of Changes in Stockholders’ Equity for the fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000	F-5
	Statements of Cash Flows for the fiscal years ended December 28, 2002, December 29, 2001, and December 30, 2000	F-6
	Notes to Financial Statements	F-7
(a)(2)	Financial Statement Schedule
	Schedule II — Valuation and Qualifying Accounts	FS-1
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(a)(3)	Exhibits

Exhibit
Number	Description

3(a)	Amended and Restated Certificate of Incorporation of Presstek, Inc., as amended. (Previously filed as Exhibit 3 to Presstek’s Quarterly Report on Form 10-Q for the Quarter ended June 29, 1996, hereby incorporated by reference.)
3(b)	By-laws of Presstek, Inc. (Previously filed as an exhibit with Presstek’s Form 10-K for the fiscal year ended December 30, 1995, filed March 29, 1996, hereby incorporated by reference.)
10(a)	Confidentiality Agreement between Presstek, Inc. and Heidelberger Druckmaschinen A.G., effective December 7, 1989 as amended. (Previously filed as Exhibit 10(i) of Presstek’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, hereby incorporated by reference.)
10(b)	Master Agreement effective January 1, 1991, by and between Heidelberger Druckmaschinen Aktiengesellschaft and Presstek, Inc. (Previously filed as an exhibit to Presstek’s Form 8-K, dated January 1, 1991, hereby incorporated by reference.)
10(c)	Technology License effective January 1, 1991, by and between Heidelberger Druckmaschinen Aktiengesellschaft and Presstek, Inc. (Previously filed as an exhibit to Presstek’s Form 8-K, dated January 1, 1991, hereby incorporated by reference.)
10(d)	Memorandum of Performance No. 3 dated April 27, 1993, to the Master Agreement, Technology License, and Supply Agreement between Presstek, Inc. and Heidelberger Druckmaschinen Aktiengesellschaft. (Previously filed as an exhibit to Presstek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, hereby incorporated by reference.)
10(e)	Modification to Memorandum of Performance No. 3 dated April 27, 1993, to the Master Agreement, Technology License, and Supply Agreement between Presstek, Inc. and Heidelberger Druckmaschinen Aktiengesellschaft. (Previously filed as an exhibit to Presstek’s Annual report on Form 10-K for the fiscal year ended December 31, 1994, hereby incorporated by reference.)
10(f)*	Memorandum of Understanding No. 4 dated November 9, 1995, to the Master Agreement and Technology License and Supply Agreement between Presstek, Inc. and Heidelberger Druckmaschinen Aktiengesellschaft. (Previously filed as Exhibit 10.k to Presstek’s Form 10-K for the fiscal year ended December 30, 1995, filed March 29, 1996, hereby incorporated by reference.)

Exhibit
Number	Description

10(g)**	1991 Stock Option Plan. (Previously filed as an exhibit to Presstek’s Annual report on Form 10-K for the fiscal year ended December 31, 1991, hereby incorporated by reference.)
10(h)**	1994 Stock Option Plan. (Previously filed as an exhibit to Presstek’s Annual report on Form 10-K for the fiscal year ended December 31, 1994, hereby incorporated by reference.)
10(i)**	Non-Employee Director Stock Option Plan. (Previously filed as Exhibit 10.0 to Presstek’s Form 10-K for the fiscal year ended January 2, 1999, filed March 2, 1999, hereby incorporated by reference.)
10(j)**	1997 Interim Stock Option Plan. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly report on Form 10-Q for the quarter ended September 27, 1997, filed November 7, 1997, hereby incorporated by reference.)
10(k)**	1998 Stock Incentive Plan. (Previously filed as Exhibit A to Presstek’s April 23, 1998 Proxy Statement, filed April 24, 1998, hereby incorporated by reference.)
10(l)*	Memorandum of Understanding No. 5 dated March 7, 1997 between Presstek, Inc. and Heidelberger Druckmaschinen Aktiengesellschaft. (Previously filed as Exhibit 10 (T) to Presstek’s Annual Report on Form 10-K for the fiscal year ended December 28, 1996 filed March 31, 1997, hereby incorporated by reference.)
10(m)**	Employment Agreement by and between Presstek, Inc. and Edward J. Marino dated April 3, 2002. (Previously filed as Exhibit 10.2 to Presstek’s Quarterly report on Form 10-Q for the quarter ended June 29, 2002, filed August 13, 2002, hereby incorporated by reference.)
10(n)	Master Security agreement and related Promissory Note, by and between Presstek, Inc. and KeyCorp Leasing, a Division of Key Corporate Capital, Inc., dated September 27, 1999. (Previously filed as Exhibit 10(s) to Presstek’s Form 10-Q for the quarter ended October 1, 1999, filed November 16, 1999, hereby incorporated by reference.)
10(o)	Amendment to existing loan agreement with Keybank Corporate Capital, Inc., dated March 28, 2000. (Previously filed as Exhibit 10(u) to Presstek’s Form 10-K for the fiscal year ended January 1, 2000, filed March 31, 2000, hereby incorporated by reference.)
10(p)*	Master Supply and Distribution Agreement by and between Presstek, Inc. and Xerox Corporation dated September 22, 2000. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000, hereby incorporated by reference.)
10(q)	Amendment to Loan Agreement and Related Loan Documents by and among Presstek, Inc., Lasertel, Inc., and Citizens Bank New Hampshire dated as of October 30, 2000. (Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000, hereby incorporated by reference.)
10(r)	Guaranty Agreement by Lasertel, Inc., to the benefit of Citizens Bank New Hampshire made as of October 30, 2000. (Previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000, hereby incorporated by reference.)
10(s)	Term Note dated October 30, 2000 made by Presstek, Inc. in favor of Citizens Bank New Hampshire. (Previously filed as Exhibit 10.4 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000, hereby incorporated by reference.)
10(t)	Security Agreement by and between Lasertel, Inc. and Citizens Bank New Hampshire dated October 30, 2000. (Previously filed as Exhibit 10.5 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000, hereby incorporated by reference.)
10(u)	Assignment of Lease Agreement by and between Presstek, Inc. and Citizens Bank New Hampshire made as of October 30, 2000. (Previously filed as Exhibit 10.6 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000, hereby incorporated by reference.)

Exhibit
Number	Description

10(v)	Mortgage and Security Agreement between Presstek, Inc. and Citizens Bank New Hampshire dated October 30, 2000. (Previously filed as Exhibit 10.7 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000, hereby incorporated by reference.)
10(w)	Amended Master Supply and Distribution Agreement by and between Presstek, Inc. and Xerox Corporation dated May 11, 2001. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed August 14, 2001, hereby incorporated by reference.)
10(x)*	Agreement between Presstek, Inc. and Adamovski Strojírny a.s. dated as of April 24, 2001. (Previously filed as Exhibit 10.2 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed August 14, 2001, hereby incorporated by reference.)
10(y)	Amendment No. 4 to the Master Security Agreement by and between Presstek, Inc. and Key Equipment Finance, a Division of Key Corporate Capital, Inc. dated September 26, 2001. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001, filed November 13, 2001, hereby incorporated by reference.)
10(z)	Amendment to Loan Agreement and Related Documents by and between Presstek, Inc. and Citizens Bank New Hampshire dated as of October 19, 2001. (Previously filed as Exhibit 10.2 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001, filed November 13, 2001, hereby incorporated by reference).
10(aa)*	Settlement Agreement made as of July 13, 2001 by and between Heidelberger Druckmaschinen Aktiengesellschaft and Presstek, Inc. (Previously filed as Exhibit 10.3 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001, filed November 13, 2001, hereby incorporated by reference.)
10(bb)*	Letter Agreement dated September 19, 2001 between Xerox Corporation and Presstek, Inc. amending the Amended Master Supply and Distribution Agreement by and among Presstek, Inc. and Xerox Corporation dated May 11, 2001. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001, filed November 13, 2001, hereby incorporated by reference.)
10(cc)**	Resignation Agreement and General Release by and between Presstek, Inc. and Neil M. Rossen, dated November 14, 2001 and effective as of December 31, 2001. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002, filed May 14, 2002, hereby incorporated by reference.)
10(dd)**	Separation Agreement by and between Presstek, Inc. and Robert W. Hallman dated as of April 26, 2002, and effective as of April 30, 2002. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, filed August 13, 2002, hereby incorporated by reference.)
10(ee)**	Employment Agreement by and between Presstek, Inc. and Moosa E. Moosa, dated June 28, 2002. (Previously filed as Exhibit 10.3 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, filed August 13, 2002, hereby incorporated by reference.)
10(ff)*	Agreement for Manufacture & Sale of “Sun Press” between Presstek, Inc. and Ryobi Limited, dated as of April 5, 2002. (Previously filed as Exhibit 10.4 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, filed on August 13, 2002, hereby incorporated by reference.)
10(gg)**	2002 Employee Stock Purchase Plan of Presstek, Inc. (Previously filed as Exhibit 4.3 to Presstek’s Registration Statement on Form S-8 filed with the Commission on August 9, 2002, hereby incorporated by reference.)
10(hh)**	Description of Presstek’s Non-Employee Director Compensation Arrangements, approved by Presstek’s Board of Directors on July 17, 2002 and amended by Presstek’s Board of Directors on December 17, 2002 (filed herewith).
10(ii)	Security Agreement by and between Presstek, Inc. and Citizens Bank New Hampshire dated October 25, 2002 (filed herewith).

Exhibit
Number	Description

10(jj)	Amendment to Loan Agreement and Related Loan Documents by and among Presstek, Inc., Lasertel, Inc., and Citizens Bank New Hampshire dated as of October 25, 2002 (filed herewith).
10(kk)	Replacement Revolving Line of Credit Promissory Note dated October 25, 2002 issued by Presstek, Inc. in favor of Citizens Bank New Hampshire (filed herewith).
10(ll)**	Retirement Agreement by and between Presstek, Inc. and Richard A. Williams, dated January 7, 2003 (filed herewith).
21	Subsidiaries of the Presstek, Inc. (filed herewith.)
23(a)	Consent of BDO Seidman, LLP (filed herewith).
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	The SEC has granted Presstek’s request of confidential treatment with respect to a portion of this exhibit.

**	Denotes management employment contracts or compensatory plans.

Item 15(b)	Reports on Form 8-K

None

Item 15(c)     See Item 15(a)(3) above.

Item 15(d)     See Item 15(a)(2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESSTEK, INC.

By:	/s/ EDWARD J. MARINO

Edward J. Marino
President and Chief Executive Officer

Dated: March 28, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD A. WILLIAMS Richard A. Williams	Chairman of the Board	March 28, 2003

/s/ EDWARD J. MARINO Edward J. Marino	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 28, 2003

/s/ MOOSA E. MOOSA Moosa E. Moosa	Vice President of Finance, Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003

/s/ DR. LAWRENCE HOWARD Dr. Lawrence Howard	Director	March 28, 2003

/s/ JOHN W. DREYER John W. Dreyer	Director	March 28, 2003

/s/ JOHN B. EVANS John B. Evans	Director	March 28, 2003

/s/ DANIEL S. EBENSTEIN, ESQ. Daniel S. Ebenstein, Esq.	Director	March 28, 2003

/s/ MICHAEL D. MOFFITT Michael D. Moffitt	Director	March 28, 2003

/s/ DONALD C. WAITE, III Donald C. Waite, III	Director	March 28, 2003

/s/ BARBARA A. PELLOW Barbara A. Pellow	Director	March 28, 2003

CERTIFICATIONS

I, Edward J. Marino, certify that:

1. I have reviewed this annual report on Form 10-K of Presstek, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; and

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ EDWARD J. MARINO

Edward J. Marino
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 28, 2003

I, Moosa E. Moosa, certify that:

1. I have reviewed this annual report on Form 10-K of Presstek, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; and

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MOOSA E. MOOSA

Moosa E. Moosa
Vice President — Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 28, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders

Presstek, Inc.
Hudson, New Hampshire

      We have audited the accompanying balance sheets of Presstek, Inc. as of December 28, 2002 and December 29, 2001, and the related statements of operations, changes in stockholders’ equity, and cash flows for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Presstek, Inc. at December 28, 2002 and December 29, 2001, and the results of its operations and its cash flows for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

      Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

BDO SEIDMAN, LLP

New York, New York

February 13, 2003, except for Note 12, as to which the date is March 18, 2003

PRESSTEK, INC.

BALANCE SHEETS

	Dec 28	Dec 29
	2002	2001

	(In thousands, except
	share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,563	$2,492
Accounts receivable, net of allowance for losses of $2,167 and $2,420 in fiscal 2002 and 2001, respectively	15,108	18,117
Inventories	11,715	17,818
Other current assets	554	1,118

Total current assets	44,940	39,545

PROPERTY, PLANT AND EQUIPMENT, NET	52,291	61,235
OTHER ASSETS:
Patent application costs and license rights, net	4,409	4,358
Other	156	1,706

Total other assets	4,565	6,064

TOTAL	$101,796	$106,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$—	$967
Current portion of long-term debt	3,045	2,343
Accounts payable	3,331	2,067
Accrued expenses	9,603	5,920
Deferred revenue	389	1,507

Total current liabilities	16,368	12,804

LONG-TERM DEBT, NET OF CURRENT PORTION	13,662	14,055
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 75,000,000 shares; issued and outstanding 34,125,481 shares at December 28, 2002; 34,115,906 shares at December 29, 2001	341	341
Additional paid-in capital	97,403	97,342
Accumulated deficit	(25,978)	(17,698)

Total stockholders’ equity	71,766	79,985

TOTAL	$101,796	$106,844

See accompanying notes to financial statements

PRESSTEK, INC.

STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended

	Dec 28	Dec 29	Dec 30
	2002	2001	2000

	(In thousands, except per share data)
REVENUE:
Product sales	$78,988	$94,114	$78,121
Royalties and fees from licensees	4,465	8,189	9,173

Total revenue	83,453	102,303	87,294

COSTS AND EXPENSES:
Cost of products sold	54,639	64,395	46,747
Research and product development	9,303	11,719	15,897
Sales, marketing and customer support	10,425	13,004	9,613
General and administrative	10,554	15,802	9,635
Special charges	5,961	—	—

Total costs and expenses	90,882	104,920	81,892

INCOME (LOSS) FROM OPERATIONS	(7,429)	(2,617)	5,402

OTHER INCOME (EXPENSE):
Interest, net	(872)	(1,136)	(99)
Other, net	21	(63)	147

Total other income (expense), net	(851)	(1,199)	48

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,280)	(3,816)	5,450
PROVISION FOR INCOME TAXES	—	—	150

INCOME (LOSS) FROM CONTINUING OPERATIONS	(8,280)	(3,816)	5,300

DISCONTINUED OPERATIONS:
Income from discontinued operations	—	—	600

INCOME FROM DISCONTINUED OPERATIONS	—	—	600

NET INCOME (LOSS)	$(8,280)	$(3,816)	$5,900

EARNINGS (LOSS) PER SHARE — BASIC:
From continuing operations	$(0.24)	$(0.11)	$0.16
From discontinued operations	$0.00	$0.00	$0.02

EARNINGS (LOSS) PER SHARE — BASIC	$(0.24)	$(0.11)	$0.18

EARNINGS (LOSS) PER SHARE — DILUTED:
From continuing operations	$(0.24)	$(0.11)	$0.15
From discontinued operations	$0.00	$0.00	$0.02

EARNINGS (LOSS) PER SHARE — DILUTED	$(0.24)	$(0.11)	$0.17

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING — BASIC	34,124	34,096	32,826

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING — DILUTED	34,124	34,096	35,320

See accompanying notes to financial statements

PRESSTEK, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Fiscal Year Ended December 28, 2002, December 29, 2001 and December 30, 2000

	Common Stock		Additional	Retained	Total
			Paid-in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

	(In thousands)
BALANCE AT JANUARY 1, 2000	32,516	$325	$69,312	$(19,782)	$49,855
Net income for the year	—	—	—	5,900	5,900
Issuance of warrants to purchase 300,000 shares of common stock	—	—	2,488	—	2,488
Issuance of unregistered shares of common stock to settle the derivative lawsuit	61	1	949	—	950
Issuance of unregistered shares of common stock to settle the class action lawsuit	1,245	12	21,988	—	22,000
Stock option exercises	206	2	1,948	—	1,950

BALANCE AT DECEMBER 30, 2000	34,028	340	96,685	(13,882)	83,143
Net loss for the year	—	—	—	(3,816)	(3,816)
Stock option exercises	88	1	657	—	658

BALANCE AT DECEMBER 29, 2001	34,116	341	97,342	(17,698)	79,985
Net loss for the year				(8,280)	(8,280)
Stock option exercises	9	—	61	—	61

BALANCE AT DECEMBER 28, 2002	34,125	$341	$97,403	$(25,978)	$71,766

See accompanying notes to financial statements

PRESSTEK, INC.

STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended

	Dec 28	Dec 29	Dec 30
	2002	2001	2000

	(In thousands)
CASH FLOWS — OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(8,280)	$(3,816)	$5,300
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Special charges and discontinued programs	9,646	—	—
Depreciation and amortization	9,422	9,003	6,653
Provision for warranty and other costs	1,938	2,124	862
Provision for losses on accounts receivable	901	990	686
Other non-cash charge, net	294	995	324
Changes in operating assets and liabilities:
Accounts receivable	2,117	(2,161)	(5,987)
Inventories	3,391	(5,773)	(4,831)
Advances to suppliers and other current assets	564	6,484	(6,743)
Accounts payable	1,264	(4,628)	1,658
Accrued expenses	(3,221)	(1,236)	(1,427)
Deferred revenue	(68)	(1,052)	2,459
Other non-current assets	(1,016)	(320)	(978)

Net cash provided by (used in) operating activities	16,952	610	(2,024)

CASH FLOWS — INVESTING ACTIVITIES:
Property, plant and equipment purchases	(1,497)	(9,643)	(15,245)
Proceeds from the sale of equipment	213	—	22

Net cash used in investing activities	(1,284)	(9,643)	(15,223)

CASH FLOWS — FINANCING ACTIVITIES:
Net proceeds from stock option exercises	61	658	1,950
Proceeds from mortgage term loan	—	—	4,000
Repayments of mortgage term loan	(1,063)	(890)	(556)
Proceeds from lease line of credit	3,000	—	5,959
Repayments of lease line of credit	(1,628)	(1,182)	(787)
Revolving line of credit	(967)	967	—

Net cash provided by (used in) financing activities	(597)	(447)	10,566

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,071	(9,480)	(6,681)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	2,492	11,972	18,653

CASH AND CASH EQUIVALENTS END OF PERIOD	$17,563	$2,492	$11,972

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,057	$1,367	$813

Income taxes	$—	$121	$55

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued in exchange for consulting services rendered	$—	$—	$2,488

Issuance of unregistered shares of common stock in settlement of the Derivative Lawsuit	$—	$—	$950

Issuance of unregistered shares of common stock in settlement of the Class Action Lawsuit	$—	$—	$22,000

See accompanying notes to financial statements

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

      Nature of Business — Presstek, Inc. (“Presstek”, or “the Company”) is a manufacturer, developer and marketer of digital laser imaging and chemistry-free plate technologies for the printing and graphic arts industries. Presstek’s products and applications incorporate its patented DI® direct imaging (“DI”), technologies and consumables for computer-to-plate, (“CTP”) and direct-to-press applications.

      In April 2000, the Company incorporated an Arizona subsidiary Lasertel, Inc. (“Lasertel”) and established operations for the purpose of securing its supply of laser diodes. Lasertel is engaged in the manufacture and development of high-powered laser diodes for the Company and external customers.

      The Company operates in two reportable segments, the Digital Imaging Products segment and the Lasertel segment. The Digital Imaging Products segment is primarily engaged in the development, manufacture and sales of patented digital imaging systems and printing plate technologies for CTP and direct-to-press applications. The Lasertel segment is primarily engaged in the manufacture and development of Presstek’s high-powered laser diodes.

      Basis of Presentation — The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior fiscal years’ accounts have been reclassified for comparative purposes.

      Fiscal Year — The Company operates and reports on a 52 or 53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements include the 52 week fiscal years ended December 28, 2002, (“fiscal 2002”), December 29, 2001 (“fiscal 2001”) and December 30, 2000 (“fiscal 2000”).

      Use of Estimates — The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company evaluates its estimates, including those related to product returns, bad debts, inventories, income taxes, warranty obligations, and litigation on an on-going basis. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Revenue Recognition — The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101). Under SAB No. 101, revenue is recognized when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collection is reasonably assured.

      Revenue and related royalties for products sold where installation is not required is recorded at the time of shipment. Revenue for products that require installation, for which the installation is not deemed inconsequential, is recognized upon completion of installation and customer acceptance. Revenue related to service maintenance agreements is recognized ratably over the duration of the contracts. Certain fees and other reimbursements are recognized as revenue when the related services have been performed. Deferred revenue includes certain customer advances received as a result of the Company’s distribution agreements. This revenue is recognized as product is shipped or services are performed.

      Fair Value of Financial Instruments — The carrying values of cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments. The

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

carrying amounts of the Company’s bank borrowings under its lease line of credit agreement approximates fair value because the interest rates are based on floating rates identified by reference to market rates. At December 28, 2002 and December 29, 2001, the fair value of the Company’s long-term debt approximated carrying value.

      Cash Equivalents — For purposes of reporting cash flows, the Company considers all savings deposits, certificates of deposit, money market funds, and highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

      Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company invests in high-quality money market instruments, securities of the U.S. government, and high-quality corporate issues. Accounts receivable are generally unsecured and are derived from the Company’s customers located around the world. Concentration of credit risk with respect to accounts receivable results from a significant portion of the Company’s receivables concentrated with two major customers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

      Accounts Receivable and Allowance for Doubtful Accounts — The Company’s accounts receivable are customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts.

      The Company evaluates its accounts receivable on an ongoing basis and establishes an allowance for doubtful accounts based on specific customer circumstances and on its historical rate of write-offs. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in an overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company believes the allowance for doubtful accounts as of December 28, 2002 is adequate, however, actual write-offs might exceed the recorded allowance.

      Inventories — Inventories are valued at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. The Company assesses the recoverability of inventory to determine whether adjustments for impairment are required. Inventory that is in excess of future requirements is written down to its estimated value based upon forecasted demand for its products. If actual demand is less favorable than what has been forecasted by management, additional inventory write-downs may be required.

      Property, Plant and Equipment — Property, plant and equipment are stated at cost and are depreciated using a straight-line method over their estimated useful lives as indicated in the following table:

Estimated
Useful Lives

Buildings and improvements	25 — 30 years
Leasehold improvements	term of the lease
Production equipment and other	5 — 10 years
Office furniture and equipment	3 — 7 years

      Patent Application Costs and License Rights — Patent application costs represent the cost of preparing and filing applications to patent the Company’s proprietary technologies, in addition to certain patent and license rights obtained in the Company’s acquisitions. Such costs are amortized over a period ranging from five to seven years, beginning on the date the patents or rights are issued or acquired. Amortization

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

expense relating to patent application costs and license rights for fiscal 2002, 2001 and 2000, was $853,000, $780,000 and $779,000, respectively.

      Software Development Costs — Software development costs for products and certain product enhancements are capitalized subsequent to the establishment of their technological feasibility (as defined in Statement of Financial Accounting Standards No. 86) based upon the existence of working models of the products that are ready for initial customer testing. Costs incurred prior to such technological feasibility or subsequent to a product’s general release to customers are expensed as incurred. During fiscal 2002, 2001 and 2000, the Company did not incur material costs subject to capitalization.

      Long Lived Assets — Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

      Product Warranties — The Company warrants its products against defects in material and workmanship for various periods, determined by the product, generally from a period of ninety days to a period of one year from the date of installation. The Company’s typical warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company provides for the estimated cost of product warranties, based on historical experience, at the time revenue is recognized. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. While the Company believes that its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for product warranties could differ materially from future actual warranty costs.

      Changes in the Company’s warranty liability during fiscal 2002 is as follows:

2002

(In thousands)
Balance, beginning of year	$793
Warranties issued	1,938
Settlements	(1,642)
Changes in estimated pre-existing warranties, including expirations	—

Balance, end of year	$1,089

      Shipping and Handling Costs — Shipping and handling costs billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as a cost of sales.

      Research and Development Costs — Research and development costs are expensed as incurred for financial reporting purposes.

      Stock-Based Compensation — The Company accounts for stock options granted to employees under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted by Statement of Financial Accounting Standards No. 123, (“SFAS 123”) “Accounting for Stock-Based Compensation.” APB 25 provides for compensation cost to be recognized over the vesting period of the options based on the difference, if any, between the fair market value of the Company’s stock and the option price on the grant date. As the Company has only issued fixed term stock option grants at or above the quoted market price on the date of the grant, there is no compensation expense recognized in the accompanying financial statements. The Company adopted the disclosure provisions of SFAS 123 which requires the Company to provide pro forma disclosure of net income and earnings per share as if the optional fair value method had been applied to determine compensation costs for the Company’s Stock Option plans.

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Accordingly, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated in the following table:

	2002	2001	2000

	(In thousands except per share data)
Net income (loss), as reported	$(8,280)	$(3,816)	$5,900
Add: Total stock-based employee compensation expense	$(4,707)	$(1,104)	$(2,996)

Pro forma net income (loss)	$(12,987)	$(4,920)	$2,904

Net income (loss) per common share, as reported:
Basic	$(0.24)	$(0.11)	$0.18

Diluted	$(0.24)	$(0.11)	$0.17

Pro forma net income (loss) per common share:
Basic	$(0.38)	$(0.14)	$0.09

Diluted	$(0.38)	$(0.14)	$0.08

      The above pro forma net income (loss) and net income (loss) per share do not consider any related tax benefit from option exercises in fiscal 2002, 2001 or 2000.

      The Company used the Black-Scholes option-pricing model to estimate the fair value of $3.78, $5.60, and $11.81 for each stock option issued in fiscal 2002, 2001 and 2000, respectively, using the following weighted average assumptions:

	2002	2001	2000

Dividend yield	none	None	None
Expected volatility	74.57%	71.76%	75.95%
Risk free interest rate	3.43%	4.95%	6.13%
Expected option life	6.45	6.29	6.61

      Comprehensive Income — The Company accounts for Comprehensive Income in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130 “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes in stockholders’ equity except those due to investments by owners. During fiscal 2002, 2001 and 2000, comprehensive income (loss) was comprised solely of net income (loss).

      Basic and Diluted Earnings (Loss) per Share — Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all potential dilutive common shares that were outstanding during the period. Potential dilutive common shares consist of the incremental common shares issuable upon the exercise of warrants and stock options. For fiscal 2002 and 2001, potentially dilutive securities that related to shares issuable upon the exercise of warrants and stock options granted by the Company were excluded, as their effect was antidilutive.

      Effect of New Accounting Pronouncements — In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not anticipate that the adoption of SFAS 143 will have a material effect on its results of operations or financial position.

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Restructuring Costs” (“SFAS 146”). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Under SFAS 146, a company may not restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The Company does not anticipate that the adoption of SFAS 146 will have a material effect on its results of operations or financial condition.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. FIN 45 also requires additional disclosures about the guarantees an entity has issued, including a roll forward of the entity’s product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for the Company’s financial statements for the year ending December 28, 2002. The Company does not anticipate that the adoption of this statement will have a material impact on its results of operations or financial condition.

      In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to all revenue arrangements that the Company enters into after June 29, 2003. The Company does not anticipate that the adoption of this statement will have a material impact on its results of operations or financial condition.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). This statement amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of SFAS 123 in annual financial statements and requires disclosures in interim financial statements. Those disclosures are required regardless of the method being used to account for stock-based employee compensation. The amended and new disclosure requirements are effective for the fiscal year ending December 28, 2002. The adoption of the disclosure requirements of SFAS 148 will not have a material affect on the Company’s financial statements. The Company plans to continue to use the intrinsic value method of accounting for the stock options issued to employees.

2.	Discontinued Operations

      During fiscal 1999 the Company discontinued the operations of its subsidiary, Delta V Technologies, Inc. (“Delta V”), to allow the Company to focus its efforts on the core business of digital imaging and plate manufacturing. Located in Tucson, Arizona, Delta V was engaged in the development, manufacture, and sale of vacuum deposition coating equipment for vacuum coating applications. The Company shut-down the operations of Delta V at the end of fiscal 1999.

      Delta V recorded income from discontinued operations of $600,000 in fiscal 2000, resulting from subsequent payments received from the licensing of the Company’s intellectual property relating to vacuum-deposited polymer multi-layer technology.

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Net current liabilities of discontinued operations at December 28, 2002 and December 29, 2001 were $1.4 million and $1.5 million, respectively. The remaining net current liabilities of discontinued operations represent liabilities related to Delta V’s equipment installations and outstanding litigation.

3.	Inventories

      Inventories consisted of the following at December 28, 2002 and December 29, 2001:

	2002	2001

	(In thousands)
Raw materials	$2,162	$4,458
Work in process	4,179	4,530
Finished goods	5,374	8,830

Total inventories	$11,715	$17,818

      Inventories were written down to net realizable value in June 2002 by $2.7 million, for inventory related to certain discontinued programs. See Note 12.

4.	Property, Plant and Equipment, Net

      Property, plant and equipment, net consisted of the following at December 28, 2002 and December 29, 2001:

	2002	2001

	(In thousands)
At cost:
Land and improvements	$2,038	$2,038
Buildings and leasehold improvements	24,456	26,245
Production equipment and other	46,023	49,147
Office furniture and equipment	4,545	5,119

	77,062	82,549
Less accumulated depreciation	(24,771)	(21,314)

Total property, plant and equipment, net	$52,291	$61,235

      The Company wrote off certain property and equipment totaling $1.7 million in June 2002 for equipment and leasehold improvements as a result of the consolidation of facilities. See Note 12.

      Certain property and equipment is pledged as security for long-term debt. See Note 6.

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

5.	Accrued Expenses

      Accrued expenses consisted of the following at December 28, 2002 and December 29, 2001:

	2002	2001

	(In thousands)
Accrued payroll and benefits	$2,152	$1,811
Accrued warranty	1,089	793
Accrued special charges	3,226	—
Other current liabilities	1,687	1,795
Net liabilities of discontinued operations	1,449	1,521

Total accrued expenses	$9,603	$5,920

6.	Long-Term Debt

      Long-term debt consisted of the following at December 28, 2002 and December 29, 2001:

	2002	2001

	(In thousands)
Mortgage term loans	$7,417	$8,480
Lease line of credit	9,290	7,918

	16,707	16,398
Less current portion	(3,045)	(2,343)

Total long-term debt	$13,662	$14,055

      The Company’s long term debt consists of two mortgage term loans from Citizens Bank New Hampshire (“Citizens”), and a lease line of credit from Keybank National Association (“Keybank”).

      The first mortgage term loan is a 1998 ten-year mortgage term loan from Citizens in the amount of $6.9 million and bears a fixed rate of interest of 7.12% per year during the first five years, and a variable rate of interest at the LIBOR rate plus 2%, (3.4% at December 28, 2002) for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments will be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued interest is due and payable on February 6, 2008.

      The second mortgage term loan is a 2000 ten-year mortgage term loan in the amount of $4.0 million and bears a fixed rate of interest equal to 7.95% per year during the first five years, a fixed rate of interest equal to United States Treasury Notes or Bills with a maturity date closest to the end of the second five years plus 225 basis points for the remaining five years. During the first five years, principal and interest payments will be made in 60 monthly installments including principal of $34,993 plus interest. During the remaining five years, principal and interest payments will be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued and unpaid interest is due and payable on October 30, 2010.

      The two mortgage term loans are secured by land and buildings with a cost and net book value of approximately $25.6 million and $22.3 million, respectively.

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company borrowed $13.0 million against a $15.0 million lease line of credit facility, which expired in April 2002, from Keybank pursuant to a 1999 loan agreement. The $13.0 million in borrowings to date is secured by equipment with a book value at December 28, 2002 of $18.4 million. The loan bears a variable rate of interest based upon the LIBOR rate plus 4.25% (5.65% at December 28, 2002) or the prime rate (4.25% at December 28, 2002), with a future fixed rate conversion provision. Principal and interest under the lease line are payable in 84 monthly installments.

      In addition to the mortgage term loans and the borrowings under the lease line of credit, the Company has a revolving line of credit loan with Citizens, which expires in October 2003 under which the Company may borrow from Citizens a maximum of $16.0 million. The revolving line of credit is subject to a borrowing base formula based on eligible accounts receivable and inventories, as defined by the loan agreement, and reduced by the amount of all letters of credit outstanding. The revolving line of credit loan is secured by substantially all of the Company’s assets, with interest payable at the LIBOR rate plus 1.50% (2.9% at December 28, 2002). As of December 28, 2002, the Company had $10.2 million available under the revolving line of credit loan, reduced by $6.3 million outstanding under standby letters of credit.

      Under the terms of the mortgage term loans, the lease line of credit and the revolving line of credit agreements, the Company is required to meet various restrictive covenants on a quarterly and annual basis, including maximum funded debt to EBITDA and minimum fixed charge coverage covenants. As of December 28, 2002, the Company was in compliance with all financial covenants.

      As of December 28, 2002, aggregate debt maturities for long-term debt were as follows:

(In thousands)
2003	$3,045
2004	3,221
2005	3,472
2006	3,478
2007	2,090
Thereafter	1,401

Total long-term debt maturities	$16,707

7.     Stockholders’ Equity

      Preferred Stock — The Company’s certificate of incorporation empowers the Board of Directors, without stockholder approval, to issue up to 1,000,000 shares of $.01 par value preferred stock, with dividend, liquidation, conversion, and voting or other rights to be determined upon issuance by the Board of Directors.

      Employee Stock Option Plans — As of December 28, 2002 the Company had two stock option plans in effect, namely, the 1994 Stock Option Plan (the “1994 Plan”), and the 1998 Stock Incentive Plan (the “1998 Plan”).

      The 1988 Stock Option Plan (the “1988 Plan”) expired on August 21, 1998, the 1991 Stock Option Plan (the “1991 Plan”) expired on August 18, 2001, and 1997 Interim Stock Option Plan (the “1997 Plan”) expired on September 22, 2002. No future grants will be issued under these expired plans, however 200, 314,525 and 176,650, options remain outstanding under these plans, respectively, and will expire according to the specified expiration terms of the individual option grant.

      The 1994 Plan provides for the award of options, to key employees and other persons, to purchase up to 2,500,000 shares of the Company’s common stock. Options granted under this plan may be either Incentive Stock Options (“ISOs”) or Nonqualified Options (“NQOs”). Generally, ISOs may only be

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

granted to employees of the Company, at an exercise price of not less than fair market value of the stock at the date of grant. NQOs may be granted to any person, at any exercise price not less than par value, within the discretion of the Board of Directors or a committee appointed by the Board of Directors (“Committee”). Under the 1994 Plan, any options granted will generally become exercisable in increments over a period not to exceed ten years from the date of grant, to be determined by the Board of Directors or Committee. These options generally will expire not more than ten years from the date of grant.

      The 1998 Plan provides for the award (collectively “awards”) of stock options, restricted stock, deferred stock, and other stock based awards to officers, directors, employees, and other key persons. A total of 3,000,000 shares of common stock, subject to anti-dilution adjustments have been reserved under this plan. Options under the 1998 Plan become exercisable upon the earlier of a date set by the Board of Directors or Committee at the time of grant or the close of business on the day before the tenth anniversary of the stock options’ date of grant. Options become exercisable the day before the fifth anniversary of the date of grant in the case of an ISO.

      Director Stock Option Plan — The Company’s Non-employee Director Stock Option Plan (the “Director Plan”) allows only non-employee directors of the Company to receive grants under the plan. The plan provides that eligible directors automatically receive a grant of options to purchase 5,000 shares of common stock at fair market value upon first becoming a director and, thereafter, an annual grant, in January of each year, of options to purchase 2,500 shares at fair market value. Options granted under this plan become 100% exercisable after one year and terminate five years from date of grant.

      Employee Stock Purchase Plan — The Company’s 2002 Employee Stock Purchase Plan (“ESPP”) provides for all eligible employees of the Company and its participating subsidiaries to purchase shares of the Company’s common stock through payroll deductions at 85% of the fair market value of the Company’s common stock on specified days. A total of 950,000 shares of the Company’s common stock, subject to adjustment, have been reserved for issuance under this plan.

      The following table summarizes information about all stock options outstanding at December 28, 2002:

Options Outstanding				Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	As of 12/28/02	Years	Price	as of 12/28/02	Price

$ 0.00 - $ 5.25	683,250	8.7	$4.99	206,250	$5.23
$ 5.26 - $ 6.75	742,950	9.1	$6.25	56,562	$6.09
$ 6.76 - $ 8.00	778,475	3.8	$7.39	666,460	$7.44
$ 8.01 - $13.50	558,100	5.6	$9.95	388,725	$9.72
$13.51 - $13.75	508,276	5.2	$13.75	503,901	$13.75
$13.76 - $26.94	368,750	5.1	$15.79	332,562	$15.64

	3,639,801	6.4	$8.84	2,154,460	$10.35

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Information concerning all stock option activity under the 1988, 1991, 1994, 1997, 1998 and the Director Plans for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000 is summarized as follows:

			Weighted
	Option	Option Price	Average Price
	Shares	Per Share	Per Share

Outstanding at January 1, 2000	3,083,803	$4.85 - $16.81	$10.01
Granted	399,000	$10.00 - $26.94	$16.13
Exercised	(206,502)	$4.85 - $14.75	$9.44
Cancelled/ Expired	(83,464)	$6.00 - $22.75	$11.82

Outstanding at December 30, 2000	3,192,837	$5.88 - $26.94	$10.77
Granted	331,500	$5.50 - $14.95	$9.15
Exercised	(87,925)	$6.50 - $ 8.00	$7.40
Cancelled/ Expired	(130,925)	$6.88 - $21.00	$12.60

Outstanding at December 29, 2001	3,305,487	$5.50 - $26.94	$10.62
Granted	1,508,900	$2.85 - $ 8.79	$5.72
Exercised	(9,575)	$6.88 - $ 7.78	$7.25
Cancelled/ Expired	(1,165,011)	$5.82 - $19.19	$9.87

Outstanding at December 28, 2002	3,639,801	$2.85 - $26.94	$8.84

      Options exercisable under the Company’s stock option plans at January 1, 2000, December 30, 2000, December 29, 2001 and December 28, 2002 were 1,659,078, 2,012,404, 2,322,224 and 2,154,460, respectively.

      The incentive and non-qualified stock options summarized in the previous table were granted under various vesting schedules ranging from immediate to five years, with termination dates ranging from five to ten years from dates of grant and may be subject to earlier termination as provided in the plans.

      The proceeds to the Company from stock options exercised during fiscal years 2002, 2001, and 2000, totaled $61,000, $658,000, and $2.0 million, respectively.

      In addition to the above mentioned plans, as of December 28, 2002, the Company’s Lasertel subsidiary has in place a stock option plan, the Lasertel Inc. 2000 Stock Incentive Plan (the “Lasertel Plan”). The Lasertel Plan, as amended in fiscal 2001, provides for the award of NQO’s to employees and other key individuals of Lasertel and Presstek, to purchase up to 2,100,000 shares of Lasertel’s common stock. These options generally vest over a period of four years with termination dates generally ten years from date of grant and are subject to earlier termination as provided in the Lasertel Plan.

      In fiscal 2002, Lasertel granted options to purchase 89,500 shares of Lasertel’s common stock at exercise price of $0.15 per share, which represented the estimated fair value of Lasertel’s common stock at the time of grant. During fiscal 2002, Lasertel cancelled 265,950 options and 496,119 options were exercised. The proceeds from stock options exercised during fiscal year 2002 totaled $50,284. At December 28, 2002 there were 564,175 options outstanding with a weighted average exercise price of $0.19 per share, of which 206,498 options were exercisable.

      In fiscal 2001, Lasertel granted options to purchase 297,450 shares of Lasertel’s common stock at exercise prices ranging from $0.15 to $1.00 per share, which represented the estimated fair value of Lasertel’s common stock at the time of grant. During fiscal 2001, Lasertel cancelled 1,546,269 options and 78,687 options were exercised. The proceeds from stock options exercised during fiscal year 2001 totaled

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

$8,000. At December 29, 2001 there were 1,236,744 options outstanding with a weighted average exercise price of $0.16 per share, of which 700,312 options were exercisable.

      In fiscal 2000, Lasertel granted options to purchase 2,565,300 shares of Lasertel common stock at exercise prices ranging from $.10 to $.75, which represented the estimated fair value of Lasertel’s common stock at the time of grant. During fiscal 2000, Lasertel cancelled 1,050 options and no options were exercised. At December 30, 2000 there were 2,564,250 options outstanding with a weighted average exercise price of $.11 per share, of which no options were exercisable.

      The Lasertel Plan contains a provision that in the event that a public offering of Lasertel’s common stock has not occurred prior to a specified date during 2004, Lasertel is obligated to repurchase, at their then fair value, all of the Lasertel common stock issued and outstanding as a result of the exercise of the options under the Lasertel Plan, provided such shares of Lasertel common stock have been issued and outstanding for at least six months. Fair value is to be determined by an independent third party. Fair value as of December 28, 2002 was not material.

      In May 2000, warrants to purchase 300,000 shares of the Company’s common stock were issued at a price of $20.81 in exchange for consulting services. These warrants were valued at $2.5 million, using the Black-Scholes pricing model. The valuation was recorded as a long-term asset through May of 2002, and was being amortized over the five-year term of the consulting agreement. In June 2002, as a result of the termination of the consulting agreement, the balance of $1.4 million was written down as part of the special charge recorded in the quarter ended June 29, 2002. See Note 12. Amortization expense recorded in fiscal years 2002, 2001 and 2000 was $207,000, $498,000 and $415,000, respectively. Warrants to purchase 200,000 shares of the Company’s common stock were outstanding at December 28, 2002, of which 100,000 shares expire in each of 2003 and 2004.

      On March 30, 2001 and November 15, 2000, the Company issued 808,050 and 437,196 shares of common stock, respectively, pursuant to the settlement of the Class Action Lawsuit. On August 2, 2000 the Company issued 60,582 shares of common stock pursuant to the settlement of the Derivative Lawsuit. These shares have been recorded in the financial statements as if issued in fiscal 2000. See Note 15.

8.     Income Taxes

      The Company utilizes an asset and liability approach for differences in financial accounting and reporting for income taxes. The primary objectives of accounting for income taxes are to (a) recognize the amount of tax payable for the current fiscal year and (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company’s financial statements or tax returns.

      The Company did not record a provision for federal income taxes in fiscal 2002 or 2001 due to operating losses. The Company did not record a provision for federal income taxes in fiscal 2000 as a result of the utilization of net operating loss carryforwards. The Company recorded a provision of $150,000 for state income taxes for fiscal 2000.

      Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities consisted of the following at December 28, 2002, December 29, 2001 and December 30, 2000:

	2002	2001	2000

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$31,300	$32,100	$27,000
Tax credits	4,600	4,800	4,600
Warranty provisions, litigation and other accruals	4,700	3,100	3,000

Gross deferred tax assets	40,600	40,000	34,600

Deferred tax liabilities:
Amortizable and depreciable assets	—	100	400
Accumulated depreciation and amortization	3,600	3,700	5,000

Gross deferred tax liabilities	3,600	3,800	5,400

	37,000	36,200	29,200
Less valuation allowance	(37,000)	(36,200)	(29,150)

Deferred tax assets — net	$—	$—	$50

      The valuation allowance increased $800,000, $7.1 million and $1.2 million in fiscal 2002, 2001 and 2000, respectively.

      The difference between income taxes at the United States federal income tax rate and the effective income tax rate was primarily a result of the change in the valuation allowance for fiscal 2002, 2001 and 2000.

      As of December 28, 2002, the Company had net operating loss carryforwards totaling approximately $90.7 million, of which $55.8 million resulted from compensation deductions for tax purposes relating to stock option compensation and $34.9 million resulted from operating losses. To the extent net operating losses resulting from stock option compensation deductions become realizable, the benefit will be credited directly to additional paid in capital. The amount of the net operating loss carryforwards that may be utilized to offset future taxable income, when earned, may be subject to certain limitations, based upon changes in the ownership of the Company’s common stock.

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following is a breakdown of the net operating losses and their expiration dates:

Expiration	Amount of Remaining Net
Date	Operating Loss Carryforwards

(In thousands)
2005	$2,240
2006	5,020
2008	50
2009	500
2010	9,570
2011	22,710
2012	12,580
2013	570
2014	12,310
2015	5,000
2016	14,380
2017	5,730

      In addition, the Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) of approximately $4.6 million which are available to offset future income tax liabilities when incurred.

9.     Earnings (Loss) Per Share

      The following represents the calculation of basic and diluted earnings (loss) per share for fiscal 2002, 2001 and 2000:

	2002	2001	2000

	(In thousands,
	except per share data)
Income (loss) from continuing operations	$(8,280)	$(3,816)	$5,300
Income (loss) from discontinued operations	—	—	600

Net income (loss)	$(8,280)	$(3,816)	$5,900

Weighted average common shares outstanding — Basic	34,124	34,096	32,826
Effect of assumed conversion of stock options	—	—	2,494

Weighted average common shares outstanding — Diluted	34,124	34,096	35,320

Earnings (loss) per share — Basic:
From continuing operations	$(0.24)	$(0.11)	$0.16
From discontinued operations	$0.00	$0.00	$0.02

Earnings (loss) per share — Basic	$(0.24)	$(0.11)	$0.18

Earnings (loss) per share — Diluted:
From continuing operations	$(0.24)	$(0.11)	$0.15
From discontinued operations	$0.00	$0.00	$0.02

Earnings (loss) per share — Diluted	$(0.24)	$(0.11)	$0.17

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      All stock options and warrants outstanding have been excluded from the fiscal 2002 and 2001 calculations of diluted earnings per share, as their effect would be anti-dilutive.

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

10.     Related Parties

      During fiscal 2002, 2001 and 2000, the Company recorded sales of equipment and consumables to Pitman Company (“Pitman”) of $15.0 million, $14.3 million and $15.4 million, respectively. At December 28, 2002 and December 29, 2001, the Company had accounts receivable from Pitman of $1.9 million and $2.5 million, respectively. John Dreyer, who has been a director of the Company since February 1996, was Chairman of the Board and Chief Executive Officer and a director of Pitman until his retirement in 2001.

      During fiscal 2002, the Company paid the law firm of Amster, Rothstein & Ebenstein (“Amster”), $632,000 in legal fees and expenses, while representing the Company on various intellectual property matters. Mr. Daniel Ebenstein, who has been a director of the Company since November 1999, is a partner of Amster and shares in the profits of that firm. The Company paid Amster $3.0 million in fiscal 2001 and $1.1 million in fiscal 2000.

      During fiscal 2002, the Company made payments to Mr. Michael Moffitt, a director, totaling approximately $133,000 for consulting services. Mr. Moffitt provides consulting services if and when requested by the Company, and is paid based on the actual number of days he provides such service and his related expenses. Mr. Moffitt has been a director of the Company since June 2000. The Company paid Mr. Moffitt $16,000 in fiscal 2001.

      The Company paid R.H. Ventures, Inc., (“RH”), $144,000 for consulting services provided to the Company in fiscal 2002. Mr. Robert Howard, an executive of RH served as the Company’s Chairman Emeritus from October 1998 to December 2000, when he resigned from this position. The Company paid RH $144,000 in fiscal 2001 and $181,000 in fiscal 2000.

      The Company has a receivable from a former executive and director in the amount of $202,000, resulting from advances made in a prior year. Although the Company intends to pursue collection of this receivable, it has provided a reserve against this amount in 2002 because of questions concerning its collection.

11.     Segment Information and Major Customers

      The Company operates in two reportable segments, the Digital Imaging Products segment and the Lasertel segment. The Digital Imaging Products segment is primarily engaged in the development, manufacture and sales of its patented digital imaging systems and printing plate technologies for CTP and direct-to-press applications. The Lasertel segment is primarily engaged in the manufacture and development of the Company’s high-powered laser diodes.

      The accounting policies of the reportable segments are consistent with those of the Company. Sales between the segments are recorded at prices which approximate pricing for sales conducted at an arm’s length basis. The segments are measured on operating profits or losses before net interest income, minority interest and income taxes.

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      A summary of the Company’s operations by segment for the years ended December 28, 2002, December 29, 2001 and December 30, 2000 were as follows:

	Digital Imaging		Inter-
	Products	Lasertel	Segment	Total

	(In thousands)
Year ended December 28, 2002
Net revenue	$83,417	$2,959	$(2,923)	$83,453
Income (loss) from operations	397	(7,826)	—	(7,429)
Total assets	85,676	16,120	—	101,796
Depreciation and amortization	6,797	2,625	—	9,422
Capital expenditures	1,006	491	—	1,497

Year ended December 29, 2001
Net revenue	$103,717	$2,046	$(3,460)	$102,303
Income (loss) from operations	8,745	(11,362)	—	(2,617)
Total assets	83,805	23,039	—	106,844
Depreciation and amortization	7,205	1,798	—	9,003
Capital expenditures	2,636	7,007	—	9,643

Year ended December 30, 2000
Net revenue	$85,794	$1,670	$(170)	$87,294
Income (loss) from operations	7,555	(2,153)	—	5,402
Total assets	102,017	13,885	—	115,902
Depreciation and amortization	6,517	136	—	6,653
Capital expenditures	8,590	6,655	—	15,245

      The geographic information included in the following table for fiscal 2002, 2001 and 2000 attributes revenue to the geographic locations based on the location of the Company’s customer.

	2002	2001	2000

	(In thousands)
Geographic Revenue:
United States	$33,211	$39,948	$28,544
Germany	25,083	32,738	39,333
Japan	6,886	13,410	4,769
All Other	18,273	16,207	14,648

Total revenue	$83,453	$102,303	$87,294

      The Company’s long-lived assets are located in the United States.

      Revenue generated under the Company’s agreements with Heidelberg and its distributors and Pitman Company totaled $30.2 million and $15.0 million, respectively for fiscal 2002, with accounts receivable balances of $5.5 million and $1.9 million, respectively, at December 28, 2002.

      Revenue generated under the Company’s agreements with Heidelberg and its distributors, Pitman Company and Xerox Corporation, totaled $42.6 million, $14.3 million and $14.2 million, respectively, for fiscal 2001 with accounts receivable balances of $5.9 million, $2.5 million and $4.7 million, respectively at December 29, 2001.

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Revenue generated under the Company’s agreements with Heidelberg and its distributors, and Pitman Company totaled $49.4 million and $15.4 million, respectively for fiscal 2000.

      No other customer represented more than ten percent of the Company’s revenue in fiscal 2002, 2001 and 2000.

12.     Discontinued Programs and Special Charges

      In the second quarter of fiscal 2002, the Company initiated a process to evaluate the Company’s resources and strategically re-focus the Company. During this process, the Company evaluated all aspects of the business, and concluded to reposition and rescale its resources. As part of this exercise, the Company initiated various repositioning actions during the second quarter of fiscal 2002. These actions included the following: (i) creation of market-focused Direct Imaging (“DI”) and Computer-to-Plate (“CTP”) product lines; (ii) creation of a new senior management organization; (iii) discontinuance of certain programs; and (iv) the consolidation of the Company’s Hampshire Drive research and development facility into the main Executive Drive facility in Hudson, NH. As a result of these actions, the Company recorded a charge of $4.7 million to cost of products sold in the second quarter of fiscal 2002, which included $2.7 million for inventory write-downs and $2.0 million for other charges related to discontinued programs. In addition, the Company recorded special charges of $6.0 million in the second quarter of fiscal 2002. The special charges included $1.0 million related to severance and fringe benefit costs associated with the reduction of approximately 50 employees, primarily in manufacturing and research and development, $2.0 million related to the write-down of equipment and lease termination costs as a result of the Hampshire Drive consolidation, $1.8 million related primarily to other asset write-downs and costs associated with the repositioning, and $1.2 million related to executive contractual obligations, as a result of a separation agreement with Robert W. Hallman, former President and Chief Executive Officer of the Company. Pursuant to the separation agreement, effective April 30, 2002, the Company agreed to pay Mr. Hallman a separation payment equal to three times his current then annual salary, payable bi-weekly over 36 months, until May 2005.

      In the fourth quarter of fiscal 2002, the Company adjusted the discontinued programs and special charge provision recorded in the second quarter of fiscal 2002. The $2.0 million in charges related to discontinued programs was reduced by $1.0 million, as a result of a favorable negotiation with Xerox. The $1.0 million charge related to severance and fringe benefit costs was reduced by $150,000, as a result of the finalization of severance payments related to the workforce reduction. The $2.0 million associated with the write-down of equipment and lease termination costs was reduced by $116,000 as a result of a delay in vacating the Hampshire Drive research and development facility. The $1.8 million in other costs associated with the repositioning was reduced by $230,000 as a result of favorable settlements. In addition to these adjustments, an increase in the $1.2 million in executive contractual settlements of $311,000 was recorded as a result of a resignation agreement with Richard A. Williams, former Chief Scientific Officer of Presstek. Under the terms of the agreement, effective January 8, 2003, the Company agreed to pay Mr. Williams a severance payment equal to $200,000 in 2003 and $100,000 in 2004, payable bi-weekly, until December 2004.

      The repositioning activity and workforce reduction, which was initiated in June 2002, was substantially complete at the end of the second quarter of fiscal 2002. The consolidation of the Hampshire Drive facility was completed in the third quarter of fiscal 2002.

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the charge for discontinued programs and special charges recorded in June 2002 and their respective balances at December 28, 2002:

	Balance at	Fiscal	Fiscal	Fiscal	Balance at
	Dec 29	2002	2002	2002	Dec 28
	2001	Expense	Utilization	Adjustment	2002

	(In thousands)
Inventory write-downs	$—	$2,711	$(2,711)	$—	$—
Equipment and other asset write downs	—	3,017	(3,017)	39	39
Discontinued programs	—	2,024	(523)	—	1,501
Executive contractual obligations	—	1,275	(342)	324	1,257
Severance and fringe benefits	—	944	(682)	—	262
Lease termination and other miscellaneous costs	—	725	(195)	(363)	167

Total accrued special charges and discontinued programs	$—	$10,696	$(7,470)	$—	$3,226

Deferred revenue associated with discontinued programs	$1,400	$—	$(230)	$(1,050)	$120

      The Company paid $1.7 million through December 28, 2002 as a result of the forgoing repositioning actions, and anticipates the remaining payments related to the discontinued programs and special charges will be completed by May 2005.

13.     Commitments and Contingencies

      The Company leases a number of its facilities under non-cancelable operating leases, many of which contain renewal options. The agreements generally require minimum monthly rents, adjusted annually, plus a pro rata share of real estate taxes and certain other expenses. Total rental expenses as a result of these agreements were $323,000, $472,000, and $424,000 for fiscal 2002, 2001 and 2000, respectively.

      As of December 28, 2002, future minimum lease payments under these agreements were as follows:

2003	$113,000
2004	8,000

Total	$121,000

      The above includes the Company’s lease payment obligations for its 18 Hampshire Drive facility of which $104,000 was included in the discontinued programs and special charges recorded in June 2002.

      The Company has employment agreements with certain key executive officers. The agreements provide for minimum salary levels, subject to periodic review by the Company’s Board of Directors or Compensation Committee. The employment agreements also contain certain termination and change in control provisions, as defined in the agreements. The Company’s maximum contingent liability under such agreements as of December 28, 2002 would be $1.8 million.

      The Company entered into an agreement in fiscal 2000 with Fuji Photo Film Co., Ltd. (“Fuji”), whereby minimum royalty payments to Fuji are required based on specified sales volumes of the Company’s A3 format size four-color sheet-fed press. The agreement provides for payment of a total of $14.0 million in royalties, of which a minimum of $6.0 million is required to be paid by June 2005. The remaining commitment under the agreement is payable at specified rates based on units shipped. The

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company’s maximum remaining liability under the royalty agreement is $11.9 million as of December 28, 2002.

14.     Heidelberg Agreements

      In January 1991, the Company entered into a Master Agreement and a Technology License Agreement (collectively referred to as the “Heidelberg Agreements”) with Heidelberg. Heidelberger Druckmaschinen AG (“Heidelberg”), one of the world’s largest manufacturers of printing presses and printing equipment, based in Germany, which covered the integration of the DI technology into various presses manufactured by Heidelberg.

      Under the Heidelberg Agreements, Heidelberg is required to pay royalties to the Company based on the net sales prices of various specified types of Heidelberg presses on which the Company’s DI technology is used. Heidelberg has been provided with certain rights for use of the DI technology for the Quickmaster DI format size. The Heidelberg Agreements expire in December 2011 subject to certain early termination and extension provisions.

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

15.     Other Information

      In March 2000, the Company entered into an agreement with the plaintiffs in several class actions lawsuits consolidated under the common caption “Bill Berke, et al. v. Presstek, Inc., et al.” in the United States District Court, District of New Hampshire to settle the class action lawsuit. The Company also executed a memorandum of understanding with respect to the settlement of the derivatives lawsuits, filed on behalf of the Company, one in the Chancery Court of the State of Delaware and the other in the United States District Court, District of New Hampshire. Under the terms of the class action settlement, $22.0 million, in the form of 1,245,246 shares of the Company’s common stock, was to be paid to the class. The Company issued 808,050 of such shares in the first quarter of fiscal 2001 and issued 437,196 of such shares in the fourth quarter of fiscal 2000. In the memorandum of understanding in the derivative litigation, the Company agreed to issue 60,582 shares of common stock and agreed to certain therapeutic improvements to its internal policies. The Company issued the 60,582 shares in the third quarter of fiscal 2000. As a result of these issuances all shares of common stock required to be issued under both the class action settlement and the memorandum of understanding in the derivative litigation have been issued. These shares were recorded as issued in fiscal 2000. The Company recorded a charge of $23.2 million in the fourth quarter of fiscal 1999 related to the settlements.

      In August 1999 Creo Inc., (“Creo”), filed an action in the United States District Court for the District of Delaware against the Company asserting that Creo has a “reasonable apprehension that it will be sued by Presstek for infringement” of two of the Company’s patents and seeking a declaration that

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Creo’s products “do not and will not infringe any valid and enforceable claims” of the patents in question. In September 1999, the Company filed a counterclaim against Creo for patent infringement. The Company claimed that Creo infringed two direct imaging patents owned by the Company which had recently been the subject of re-examination by the U.S. Patent and Trademark Office. This action went to trial before the District Court without a jury during the week of June 25, 2001. The District Court issued a decision on September 11, 2001, in which it affirmed the validity and enforceability of the Company’s on-press imaging patents, but held that the current Creo DOP System did not infringe the patents. Creo appealed the District Court’s decision that the patents are valid and enforceable, and the Company cross-appealed the finding of non-infringement by the current Creo DOP System. On September 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s decision that the Company’s patents are valid and enforceable, but that they are not infringed by the current Creo DOP System. Neither party appealed this decision.

      In December of 1999, PPG, Inc. (“PPG”) brought suit against Delta V Technologies, Inc. (“Delta V”), a subsidiary of the Company, and Presstek. The suit, which is pending in the United States District Court for the Middle District of Pennsylvania, alleges that Delta V sold to PPG certain vacuum coating equipment that did not meet certain product specifications. PPG seeks damages in excess of $7.0 million. PPG sought to hold Presstek liable for the alleged breach of contract by its subsidiary, Delta V, on a theory of indirect liability. Presstek and Delta V have answered PPG’s complaint. Delta V asserted a counterclaim against PPG for PPG’s failure to make the final installment payment in excess of $400,000 for Delta V’s work, and also asserted a cross-claim against Circonix, a Delta V subcontractor for the vacuum coater project. Circonix filed cross-claims against Presstek and Delta V. On February 1, 2002, Circonix filed a voluntary petition of bankruptcy in the United States Bankruptcy Court, staying the litigation of the claims against, and asserted by, Circonix. In November 2002, the U.S. District Court granted summary judgment in favor of Presstek, because as a matter of law, PPG was unable to demonstrate any grounds upon which to hold Presstek liable for any alleged breach of contract by Delta V. The Company continues to vigorously defend PPG’s claim against Delta V, and vigorously pursue Delta V’s counterclaim against PPG. The Company believes it has adequate reserves available to defend these claims.

      Presstek is a party to other litigation that it considers routine and incidental to its business, however, it does not expect the results of any of these actions to have a material adverse effect on its business, results of operation or financial condition.

16.     Financial Statements and Supplementary Data

Selected Quarterly Financial Data (unaudited)

Fiscal 2002	Q1	Q2	Q3	Q4

Total revenue	$20,797	$19,293	$20,986	$22,377
Total costs and expenses	20,413	30,577 (3)	20,152	19,740	(4)
Net income (loss)	$183	$(11,521)	$621	$2,437

Earnings (loss) per share — Basic	$0.01	$(0.34)	$0.02	$0.07

Earnings (loss) per share — Diluted	$0.01	$(0.34)	$0.02	$0.07

Weighted average common shares outstanding — Basic	34,122	34,125	34,125	34,125

Weighted average common shares outstanding — Diluted	34,164	34,125	34,127	34,150

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Fiscal 2001	Q1	Q2	Q3	Q4

Total revenue	$25,765	$27,131	$26,324	$23,083 (1)
Total costs and expenses	24,589	26,675	28,788	24,868 (2)
Net income (loss)	$973	$105	$(2,816)	$(2,078)

Earnings (loss) per share — Basic	$0.03	$0.00	$(0.08)	$(0.06)

Earnings (loss) per share — Diluted	$0.03	$0.00	$(0.08)	$(0.06)

Weighted average common shares outstanding — Basic	34,064	34,101	34,109	34,111

Weighted average common shares outstanding — Diluted	34,621	34,662	34,109	34,111

(1)	Includes a $1.5 million sales reversal related to a return of a shipment by the Company’s Lasertel subsidiary.

(2)	Includes a $2.1 million write-off recorded in fiscal 2001 against pre-payments made as a result of a supplier’s bankruptcy petition in 2002.

(3)	Includes a $10.7 million special charge related to the repositioning activities and workforce reduction implemented by the Company in June 2002. See Note 12.

(4)	Includes a $1.0 million favorable adjustment related to the special charges recorded in June 2002. See Note 12.

PRESSTEK, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Balance at	Charged to	Charged to	Charges Add		Balance at
Fiscal		Beginning of	Costs and	Other Account	(Deduct)		End of
Year	Description	Fiscal Year	Expenses	Describe	Describe		Fiscal Year

		(In thousands)
2000	Allowance for losses on accounts receivable	$3,302	$686	$—	$(1,146	)(1)	$2,842

	Warranty reserve	957	862	—	(1,221	)(2)	598

2001	Allowance for losses on accounts receivable	$2,842	$990	$—	$(1,412	)(1)	$2,420

	Warranty reserve	598	2,124	—	(1,929	)(2)	793

2002	Allowance for losses on accounts receivable	$2,420	$945	$—	$(1,198	)(1)	$2,167

	Warranty reserve	793	1,938	—	(1,642	)(2)	1,089

(1)	Allowance for losses

(2)	Warranty expenditures

FS-1