Form 10-Q
period 2003-03-29
PRESSTEK INC /DE/
filed 2003-05-13
CIK 846876

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 29, 2003

                                       OR

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _______________


                           COMMISSION FILE NO. 0-17541


                                 PRESSTEK, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                    02-0415170
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

              55 EXECUTIVE DRIVE, HUDSON, NEW HAMPSHIRE 03051-4903
              ----------------------------------------------------
           (Address of principal executive offices including zip code)


Registrant's telephone number, including area code:               (603) 595-7000
--------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)


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

As of May 9, 2003, there were 34,155,005 shares of the registrant's common stock, $.01 par value per share, outstanding.
================================================================================

PRESSTEK, INC.

INDEX

PART I FINANCIAL INFORMATION PAGE
                                                                          PAGE
   Item 1.  Financial Statements

            Balance Sheets as of March 29, 2003 (unaudited) and
            December 28, 2002                                               3

            Statements of Operations for the three months
            ended March 29, 2003 and March 30, 2002 (unaudited)             4

            Statements of Cash Flows for the three months
            ended March 29, 2003 and March 30, 2002 (unaudited)             5

            Notes to Financial Statements (unaudited)                       6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            11

   Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                                    19

   Item 4.  Controls and Procedures                                        19

PART II OTHER INFORMATION

   Item 1.  Legal Proceedings                                              20

   Item 6.  Exhibits and Reports on Form 8-K                               20

Signatures                                                                 21


PART I - FINANCIAL INFORMATION
============================================================================================

ITEM 1. FINANCIAL STATEMENTS

PRESSTEK, INC.
                                                                    MAR 29         DEC 28
BALANCE SHEETS                                                       2003           2002
(In thousands, except share data)                                 (UNAUDITED)
--------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $     20,627   $     17,563
  Accounts receivable, net of allowance for losses
    of $2,406 and $2,170 in fiscal 2003 and 2002, respectively         16,758         15,108
  Inventories                                                          10,483         11,715
  Other current assets                                                    648            554
--------------------------------------------------------------------------------------------
        Total current assets                                           48,516         44,940
--------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                     50,682         52,291
--------------------------------------------------------------------------------------------

OTHER ASSETS:
  Patent application costs and license rights, net                      3,755          4,409
  Other                                                                   647            156
--------------------------------------------------------------------------------------------
        Total other assets                                              4,402          4,565
--------------------------------------------------------------------------------------------

               TOTAL                                             $    103,600   $    101,796
============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                     3,205          3,045
  Accounts payable                                                      2,841          3,331
  Accrued expenses                                                     11,205          9,992
--------------------------------------------------------------------------------------------
        Total current liabilities                                      17,251         16,368
--------------------------------------------------------------------------------------------

LONG-TERM DEBT, NET OF CURRENT PORTION                                 12,747         13,662
--------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
    1,000,000 shares; no shares issued or outstanding                     --             --
  Common stock, $.01 par value; authorized 75,000,000 shares;
    issued and outstanding 34,142,624 shares at
    March 29, 2003; 34,125,481 shares at December 28, 2002                341            341
  Additional paid-in capital                                           97,449         97,403
  Accumulated deficit                                                 (24,188)       (25,978)
--------------------------------------------------------------------------------------------
        Total stockholders' equity                                     73,602         71,766
--------------------------------------------------------------------------------------------
               TOTAL                                             $    103,600   $    101,796
============================================================================================

See accompanying notes to financial statements


PRESSTEK, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
 (In thousands, except per share data)
                                                                    MAR 29         MAR 30
FOR THE THREE MONTHS ENDED                                           2003           2002
--------------------------------------------------------------------------------------------

REVENUE:
  Product sales                                                  $     21,289   $     19,758
  Royalties and fees from licensees                                     1,153          1,039
--------------------------------------------------------------------------------------------
    Total revenue                                                     22,442          20,797
--------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
  Cost of products sold                                                12,952         12,756
  Research and product development                                      1,950          2,891
  Sales, marketing and customer support                                 2,854          2,520
  General and administrative                                            2,744          2,246
--------------------------------------------------------------------------------------------
    Total costs and expenses                                           20,500         20,413
--------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                  1,942            384
--------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE), NET:
  Interest, net                                                          (153)          (231)
  Other, net                                                                1             30
--------------------------------------------------------------------------------------------
    Total other income (expense), net                                    (152)          (201)
--------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                              1,790            183
PROVISION FOR INCOME TAXES                                                --             --
--------------------------------------------------------------------------------------------
NET INCOME                                                       $      1,790   $        183
============================================================================================

EARNINGS PER SHARE - BASIC                                       $       0.05   $       0.01
============================================================================================

EARNINGS PER SHARE - DILUTED                                     $       0.05   $       0.01
============================================================================================

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC                                                   34,142         34,122
============================================================================================
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - DILUTED                                                 34,186         34,164
============================================================================================

See accompanying notes to financial statements


PRESSTEK, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
                                                                    MAR 29         MAR 30
FOR THE THREE MONTHS ENDED                                           2003           2002
--------------------------------------------------------------------------------------------

CASH FLOWS - OPERATING ACTIVITIES:
  Net Income                                                     $      1,790   $        183
    Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                      2,202          2,447
     Provision for warranty and other costs                               856             39
     Provision for losses on accounts receivable                          455            --
     Other, net                                                            (2)           109
    Changes in operating assets and liabilities:
     Accounts receivable                                               (2,105)         1,989
     Inventories                                                        1,232            288
     Other current assets                                                 (94)            23
     Accounts payable                                                    (490)         1,763
     Accrued expenses                                                     357             59
     Other non-current assets                                             (55)          (139)
--------------------------------------------------------------------------------------------
  Net cash provided by operating activities                             4,146          6,761
--------------------------------------------------------------------------------------------

CASH FLOWS - INVESTING ACTIVITIES:
     Property, plant and equipment purchases                             (374)          (100)
     Proceeds from sale of equipment                                        1            169
--------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities                    (373)            69
--------------------------------------------------------------------------------------------

CASH FLOWS - FINANCING ACTIVITIES:
     Net proceeds from the issuance of common stock                        46             53
     Repayments of mortgage term loan                                    (283)          (262)
     Repayments of lease line of credit                                  (472)          (311)
     Repayments of revolving line of credit                               --            (967)
--------------------------------------------------------------------------------------------
  Net cash used in financing activities                                  (709)        (1,487)
--------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                   3,064          5,343
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                          17,563          2,492
--------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF PERIOD                          $     20,627   $      7,835
============================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
     Interest                                                    $        224   $        245
============================================================================================
     Income taxes                                                $        --    $        --
============================================================================================

See accompanying notes to financial statements

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 29, 2003

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
   ---------------------------------------------------------

NATURE OF BUSINESS - Presstek, Inc. ("Presstek", or "the Company") is a manufacturer, developer and marketer of digital laser imaging and chemistry-free plate technologies for the printing and graphic arts industries. Presstek's products and applications incorporate its patented direct imaging ("DI(R)"), technologies and consumables for computer-to-plate, ("CTP") and direct-to-press applications. The Company's subsidiary, Lasertel, Inc. ("Lasertel") is engaged in the manufacture and development of high-powered laser diodes for the Company and external customers.

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

BASIS OF PRESENTATION - The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior fiscal years' accounts have been reclassified for comparative purposes. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the fiscal year ended December 28, 2002. The December 28, 2002 information has been derived directly from the annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring. Operating results for the three months ended March 29, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2004.

FISCAL YEAR - The Company operates and reports on a 52 or 53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements include the thirteen-week periods ended March 29, 2003 ("the first quarter of fiscal 2003") and March 30, 2002 ("the first quarter of fiscal 2002").

USE OF ESTIMATES - The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company evaluates its estimates, including those related to product returns, inventories, income taxes, warranty obligations, and litigation on an on-going basis. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

REVENUE RECOGNITION - The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). Under SAB No. 101, revenue is recognized when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collection is reasonably assured.

The Company records revenue for product sales net of estimated returns, which are adjusted periodically, based upon historical rates of return. Revenue and related royalties for products sold where installation is not required is recorded at the time of shipment. Revenue for products that require installation, for which the installation is not deemed inconsequential, is recognized upon completion of installation and customer acceptance. Revenue related to service maintenance agreements is recognized ratably over the duration of the particular contract. Certain fees and other reimbursements are recognized as revenue when the related services have been performed or the revenue otherwise earned. Deferred revenue includes certain customer advances received as a result of the Company's distribution agreements. This revenue is recognized as product is shipped or services are performed.

STOCK-BASED COMPENSATION - The Company accounts for stock options and other equity instruments granted to employees under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). APB 25 provides for compensation cost to be recognized over the vesting period of the options based on the difference, if any, between the fair market value of the Company's stock and the option price on the grant date. As the Company has only issued fixed term stock option grants at or above the quoted market price on the date of the grant, there is no compensation expense recognized in the accompanying financial statements. The Company adopted the disclosure provisions of SFAS 123, which requires the Company to provide pro forma disclosure of net income and earnings per share as if the optional fair value method had been applied to determine compensation costs for the Company's stock-based compensation plans.

Accordingly, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

                                                          MAR 29       MAR 30
   (In thousands except per share data)                    2003         2002
   ----------------------------------------------------------------------------
   Net income, as reported                             $     1,790  $       183
   Less:
   Total stock-based employee compensation expense            (669)        (741)
   ----------------------------------------------------------------------------
   Pro forma net income (loss)                         $     1,121  $      (558)
   ============================================================================
   Net income per common share, as reported:
        Basic                                          $      0.05  $      0.01
   ============================================================================
        Diluted                                        $      0.05  $      0.01
   ============================================================================
   Pro forma net income (loss) per common share:
        Basic                                          $      0.03  $     (0.02)
   ============================================================================
        Diluted                                        $      0.03  $     (0.02)
   ============================================================================

The above pro forma net income (loss) and net income (loss) per share do not consider any related tax benefit from option exercises in the first quarters of fiscal 2003 and 2002.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS - In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51," ("FIN No. 46"), which requires all variable interest entities ("VIEs") to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated, as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. The Company does not have any disclosure related to FIN No. 46, and does not anticipate that the adoption of the consolidation requirement of this interpretation will have a material effect on its results of operations or financial condition.

The Company used the Black-Scholes option-pricing model to estimate the fair value of $3.22 and $4.27 for each stock option issued in first quarters of fiscal 2003 and 2002, respectively, using the following weighted average assumptions:

                                                        MAR 29         Mar 30
                                                         2003           2002
     ---------------------------------------------------------------------------
     Dividend yield                                      NONE           NONE
     Expected volatility                                73.62%         71.76%
     Risk free interest rate                             3.15%          4.95%
     Expected option life                                6.59           6.29

2. INVENTORIES
   -----------

Inventories consisted of the following at March 29, 2003 and December 28, 2002:

                                                        MAR 29         Dec 28
     (In thousands)                                      2003           2002
     ---------------------------------------------------------------------------
     Raw materials                                   $   1,802      $   2,162
     Work in process                                     6,088          4,179
     Finished goods                                      2,593          5,374
     ---------------------------------------------------------------------------
         Total inventories                           $  10,483      $  11,715
     ===========================================================================

3. PROPERTY, PLANT AND EQUIPMENT, NET
   ----------------------------------

Property, plant and equipment, net consisted of the following at March 29, 2003 and December 28, 2002:

                                                        MAR 29         Dec 28
     (In thousands)                                      2003           2002
     ---------------------------------------------------------------------------
     At cost:
     Land and improvements                           $   2,038      $   2,038
     Buildings and leasehold improvements               24,517         24,456
     Production equipment and other                     46,234         46,023
     Office furniture and equipment                      4,605          4,545
     ---------------------------------------------------------------------------
                                                        77,394         77,062
     Less accumulated depreciation                     (26,712)       (24,771)
     ---------------------------------------------------------------------------
       Total, property, plant and equipment, net     $  50,682      $  52,291
     ===========================================================================

Certain property and equipment with a cost and net book value of $18.4 million and $12.2 million, respectively, is pledged as security for long-term debt.

4. ACCRUED EXPENSES
   ----------------

Accrued expenses consisted of the following at March 29, 2003 and December 28, 2002:

                                                        MAR 29         Dec 28
     (In thousands)                                      2003           2002
     ---------------------------------------------------------------------------
     Accrued payroll and benefits                    $   2,449      $   2,152
     Accrued warranty                                    1,339          1,089
     Accrued special charges                             3,049          3,226
     Other current liabilities                           2,064          1,687
     Deferred revenue                                      859            389
     Net liabilities of discontinued operations          1,445          1,449
     ---------------------------------------------------------------------------
         Total accrued expenses                      $  11,205      $   9,992
     ===========================================================================

5. LONG-TERM DEBT

Long-term debt consisted of the following at March 29, 2003 and December 28, 2002:

                                                        MAR 29         Dec 28
     (In thousands)                                      2003           2002
     ---------------------------------------------------------------------------
     Mortgage term loans                             $   7,134      $   7,417
     Lease line of credit                                8,818          9,290
     ---------------------------------------------------------------------------
                                                        15,952         16,707
     Less current portion                               (3,205)        (3,045)
     ---------------------------------------------------------------------------
       Total long-term debt, net of current portion  $  12,747      $  13,662
     ===========================================================================

6. INCOME TAXES
   ------------

The Company did not record a provision for federal or state income taxes as a result of the utilization of net operating loss carryforwards for the first quarters of fiscal 2003 and fiscal 2002.

7. EARNINGS PER SHARE
   ------------------

The calculation of basic and diluted earnings per share at March 29, 2003 and March 30, 2002 is as follows:

                                                        MAR 29         MAR 30
     (In thousands, except per share data)               2003           2002
     ---------------------------------------------------------------------------
     Net income                                      $   1,790      $     183
     ===========================================================================
      Weighted average common shares
       outstanding - Basic                              34,142         34,122
      Weighted average common stock
       equivalents                                          44             42
     ---------------------------------------------------------------------------
      Weighted average common shares
       outstanding - Diluted                            34,186         34,164
     ===========================================================================
     Earnings per share - Basic                      $    0.05      $    0.01
     ===========================================================================
     Earnings per share - Diluted                    $    0.05      $    0.01
     ===========================================================================

Options and warrants to purchase 3,576,727 and 2,662,161 shares of common stock at exercise prices ranging from $4.93 to $26.94 per share were outstanding during a portion of the first quarters of fiscal 2003 and fiscal 2002, respectively, but were not included in the computation of diluted earnings per share as the exercise prices of the options and warrants were greater than the average market price of the common shares.

8. COMPREHENSIVE INCOME
   --------------------

Comprehensive income is comprised of net income and all changes in stockholder's equity except those due to investments by owners and distributions to owners. For the first quarters of fiscal 2003 and fiscal 2002, comprehensive income was comprised solely of net income.

9. SEGMENT INFORMATION
   -------------------

The following table presents a summary of the Company's operations by segment for the first quarters ended March 29, 2003 and March 30, 2002:

                                        DIGITAL IMAGING
(In thousands)                             PRODUCTS       LASERTEL     INTER-SEGMENT      TOTAL
-------------------------------------------------------------------------------------------------
FIRST QUARTER ENDED MARCH 29, 2003
----------------------------------
NET REVENUE                                $  22,167      $   1,745      $  (1,470)     $  22,442
INCOME (LOSS) FROM OPERATIONS                  3,015         (1,073)          --            1,942
TOTAL ASSETS                                  88,041         15,559           --           103,600

First quarter ended March 30, 2002
----------------------------------
Net revenue                                $  20,797      $     292      $    (292)     $  20,797
Income (loss) from operations                  2,011         (1,627)          --              384
Total assets                                  84,024         23,372           --          107,396

10. DISCONTINUED PROGRAMS AND SPECIAL CHARGES
    -----------------------------------------

In fiscal 2002, the Company initiated various repositioning actions to reduce costs. As a result of the repositioning programs, the Company recorded a charge of $3.7 million to cost of products sold and $6.0 million in special charges in fiscal 2002. These charges included inventory, equipment and other asset write-downs, severance and fringe benefit costs, and executive and other contractual obligations.

The following table summarizes the accrued balances related to the discontinued programs and special charges at March 29, 2003 and December 28, 2002:

                                                         UTILIZATION
                                           BALANCE AT      THROUGH       BALANCE AT
                                             DEC 28         MAR 29         MAR 29
(In thousands)                                2002           2003           2003
-----------------------------------------------------------------------------------
Equipment and other asset write downs      $      39      $     --       $      39
Discontinued programs                          1,501            --           1,501
Executive contractual obligations              1,257           (102)         1,155
Severance and fringe benefits                    262            --             262
Lease termination and other
miscellaneous costs                              167            (75)            92
-----------------------------------------------------------------------------------
  Total accrued special charges and
   discontinued programs                   $   3,226      $    (177)     $   3,049
===================================================================================
Deferred revenue associated with
  discontinued programs                    $     120      $     (20)     $     100
===================================================================================

The cumulative cash paid by the Company at March 29, 2003 as a result of the forgoing repositioning actions totaled $1.9 million. The Company anticipates the remaining payments related to the discontinued programs and special charges will be completed by May 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations for our financial and operating performance in 2003 and beyond; the adequacy of internal cash and working capital for our operations; the strength of our various strategic partnerships both on manufacturing and distribution; our ability to secure other strategic alliances and relationships; our expectations regarding Presstek's strategy for growth; our expectations and plans regarding market penetration, including the strength and scope of our distribution channels and our expectations regarding sales of DI presses in Europe; our expectations regarding the sale of our products and use of our technology; our expectations regarding performance of existing, planned and recently introduced products; the effects, market acceptance, or pricing of competitive products, including the possibility of a competitive plate product being introduced by a strategic partner; the placement of orders for direct imaging kits; our expectations regarding reductions in warranty costs; and the expected effect of adopting recently issued accounting standards, among others. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors that could cause or contribute to such differences include our dependency on our strategic partners (both on manufacturing and distribution); shortages of critical or sole-source component supplies; the availability and quality of Lasertel's laser diodes; manufacturing constraints or difficulties (as well as manufacturing difficulties experienced by our sub-manufacturing partners and their capacity constraints); the impact of general market factors in the print industry generally and the economy as a whole; market acceptance of and demand for our products and resulting revenues; the introduction and market acceptance of competitive products; and other risks detailed in the Company's reports on file with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended December 28, 2002, as well as those discussed elsewhere in this report. The words "looking forward," "looking ahead," "believe(s)," "should," "plan," "expect(s)," "project(s)," "anticipate(s)," "may," "likely," "potential," "opportunity" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made and readers are advised to consider such forward-looking statements in light of the risks set forth below. Presstek undertakes no obligation to update any forward-looking statements contained in this Quarterly Report on Form 10-Q.

BACKGROUND

Presstek, Inc. ("Presstek (R)", "we" or "us"), incorporated in Delaware in 1987, is a manufacturer, developer and marketer of digital laser imaging and chemistry-free plate technologies for the printing and graphic arts industries. Presstek's products and applications incorporate its patented Direct Imaging ("DI(R)") technologies and consumables for computer-to-plate ("CTP") and direct-to-press applications. Presstek's DI technology enables "direct to press" imaging, whereby the printing plates are imaged on the press directly from digital files, bypassing numerous prepress procedures and chemical processes in preparing jobs for presswork. Our CTP or off-press imaging allows operators of conventional printing presses the ability to image plates directly from digital files to the CTP device. The printer then uses these plates as they would a traditional plate, but without the chemical processes required for conventional plates.

Our patented DI thermal laser diode product family enables customers to produce high quality, full-color lithographic printed materials more quickly and cost effectively than conventional methods. Our DI technology eliminates photographic darkrooms, film, and chemical processing, which results in reduced turn-around time and lowers the effective cost of production for commercial printers. We lead our industry with an environmentally friendly process that avoids the chemicals associated with plate development. Our DI technologies, which use digital information and high-powered semiconductor laser diodes to create images on our patented printing plate materials, are marketed to leading press manufacturers and are used in our Dimension(R) series of CTP systems. Presstek's Dimension CTP systems incorporate our patented ProFire(R) laser imaging technology and use our chemistry free printing plate, Anthem(R).

Presstek's CTP workflow and automated DI printing technology not only complement digital publishing technology, they also are designed to help printers meet the short-run, quick turn-around, color demands of the marketplace. By significantly increasing the efficiency with which jobs are prepared for print, Presstek's technology is designed to make shorter printing runs more feasible at lower costs. Presstek's technology utilizes the offset lithographic method of applying ink to paper that is universally accepted by printers and consumers, and produces the versatile, high-quality characteristics they require.

Lasertel, Inc. ("Lasertel"), a subsidiary of Presstek, is primarily engaged in the manufacture and development of high-powered laser diodes. Lasertel's products include semiconductor lasers and active components for the graphics, industrial and defense industries. Lasertel offers high-powered laser diodes in both standard and customized configurations, including chip on sub-mount, un-mounted bars, and fiber-coupled devices, to support various applications.

We operate and report on a 52 or 53 week fiscal year, ending on the Saturday closest to December 31. Accordingly, the financial statements include the thirteen week periods ended March 29, 2003 ("the first quarter of fiscal 2003"), and March 30, 2002 ("the first quarter of fiscal 2002").

We operate in two reportable segments, the Digital Imaging Products segment and the Lasertel segment. The Digital Imaging Products segment is primarily engaged in the development, manufacture and sale of Presstek's patented digital imaging systems and printing plate technologies for CTP and direct-to-press applications. The Lasertel segment is primarily engaged in the manufacture and development of high-powered laser diodes for Presstek and other customers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

Presstek's Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles as adopted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, and related disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, Presstek evaluates its estimates, including those related to product returns, allowances for doubtful accounts, inventories, long-lived assets, warranty obligations, and litigation. Presstek bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Presstek's significant accounting policies are presented in Note 1 of our financial statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, filed with the Securities Exchange Commission on March 28, 2003.

REVENUE RECOGNITION

Presstek recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). Under SAB No. 101, revenue is recognized when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collection is reasonably assured.

We record revenue for product sales net of estimated returns, which are adjusted periodically, based upon historical rates of return. Revenue and related royalties for products sold where installation is not required is recorded at the time of shipment. Revenue for products that require installation, for which the installation is not deemed inconsequential, is recognized upon completion of installation and customer acceptance. Revenue related to service maintenance agreements is recognized ratably over the duration of the particular contract. Certain fees and other reimbursements are recognized as revenue when the related services have been performed or the revenue otherwise earned. Deferred revenue includes certain customer advances received as a result of our distribution agreements. This revenue is recognized as product is shipped or services are performed.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Presstek evaluates its accounts receivable on an ongoing basis and establishes an allowance for doubtful accounts based on specific customer circumstances and on its historical rate of write-offs. We include any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in an overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. While we believe the allowance for doubtful accounts as of March 29, 2003 is adequate, actual write-offs might exceed the recorded allowance.

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

LONG-LIVED ASSETS

Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

RESULTS OF OPERATIONS

REVENUE

Revenue for the first quarter of fiscal 2003 of $22.4 million consisted of product sales, customer support revenue, royalties and license fees. Revenue for the first quarter of fiscal 2003 increased $1.6 million or 8%, compared to $20.8 million for the first quarter of fiscal 2002.

Product sales for the Digital Imaging Products segment including the sale of equipment and consumables, were $21.3 million for the first quarter of fiscal 2003, an increase of $1.5 million or 8%, as compared to $19.8 million for the first quarter of fiscal 2002. The increase in product sales was due primarily to volume increases in sales of our CTP Dimension platesetter products, and volume increases of the 46 Karat press sold to Koenig & Bauer, AG ("KBA"). This revenue increase was partially offset set by decreased press shipments of the DocuColor 233DI.

The revenue generated from the sale of consumable products was $13.6 million for the first quarter of fiscal 2003, a decrease of $100,000 or 1%, as compared to $13.7 million in the first quarter of fiscal 2002. Consumable product revenue includes sales under our agreements with Heidelberger Druckmaschinen AG ("Heidelberg") and its distributors of $5.6 million for the first quarter of fiscal 2003, a decrease of $200,000 or 3%, as compared to $5.8 million in the first quarter of fiscal 2002.

In March 2003, we expanded the product offerings to select dealers in our European distribution channel to include the sale of Quickmaster DI consumables. In connection with this offering, we reduced pricing on our full line of spooled consumables distributed through this dealer channel up to 20%. This new pricing may reduce the revenue generated by Presstek from its spooled consumable products by up to $3.0 million in fiscal 2003. While the expected lost revenue resulting from the price reduction may be offset by increased revenue from spooled consumable sales derived from additional presses installed and increased usage of spooled consumables, there can be no assurance that this expected lost revenue will be offset. In addition, market conditions may require us to expand the regions in which we offer reduced prices, or to further reduce our spooled consumable prices, which could further reduce our revenues in 2003 and beyond. This could have a material adverse effect on our relationship with Heidelberg, as well as our business, results of operations and financial condition.

Revenue generated from services related to customer support, including installation and service contract revenue, was $470,000 for the first quarter of fiscal 2003, an increase of $59,000 or 14%, as compared to $411,000 for the first quarter of fiscal 2002. This increase relates primarily to the sale of service maintenance agreements related to our CTP Dimension products.

Royalties and fees from licensees for the first quarter of fiscal 2003 were $1.1 million, an increase of $100,000, or 10%, as compared to $1.0 million for the first quarter of fiscal 2002. This increase relates primarily to royalties generated from increased shipments to Heidelberg for direct imaging kits used in the Quickmaster DI. Heidelberg has indicated, however, as a result of the global economic slowdown, that it has an inventory of direct imaging kits on hand to support its production requirements for at least six months. We currently believe that orders for direct imaging kits may not resume until sometime in the first half of 2004, however, there can be no assurance that any orders will be received.

In connection with the settlement of our arbitration proceedings with Heidelberg in a prior year, we reduced the royalty payable by Heidelberg for imaging kits delivered in connection with the Heidelberg Quickmaster 46 DI by approximately $9,000 per kit. This reduced royalty rate became effective for imaging kits ordered and delivered after May 1, 2002.

Revenue generated under our agreements with Heidelberg and its distributors was $7.8 million for the first quarter of fiscal 2003, a decrease of $100,000 or 1%, as compared to $7.9 million in the first quarter of fiscal 2002. Revenue from Heidelberg represented 35% and 38% of total revenue for the first quarters of fiscal 2003 and fiscal 2002, respectively.

Heidelberg recently announced that it plans to introduce a competitive plate product, as an alternative to Presstek's PEARLdry for the Quickmaster DI, beginning in the second quarter of fiscal 2003. While it is too early to estimate the impact this plate may have on our business or our relationship with Heidelberg, the introduction of a competitive plate could reduce the revenue generated by Presstek under its agreements with Heidelberg. This could also lead to downward pricing pressure for our full line of spooled consumable products, which could have a material adverse effect on our business, results of operations or financial condition.

In March 2003, we negotiated the termination of our supply and distribution agreement with Xerox for DocuColor DI presses. Xerox will no longer sell the DocuColor 233 DI-4, the DocuColor 400 DI-4 and the DocuColor 400 DI-5 presses and related consumables. The revenue generated from the sale of these presses was not material in fiscal 2002, and as a result, the termination of this agreement is not expected to have a material adverse effect on our business, results of operations or financial condition.

Revenue for the Lasertel segment for the first quarter of fiscal 2003 was $275,000, and primarily related to the sale of products for defense industry applications. Product sales to external customers for the first quarter of fiscal 2002 were not material.

COST OF PRODUCTS SOLD

Cost of products sold consists of the cost of material, labor and overhead, shipping and handling costs and warranty expenses. Cost of products sold for the Digital Imaging Products segment was $12.2 million or 54% of revenue for the first quarter of fiscal 2003, an increase of $600,000 or 5%, as compared to $11.6 million or 56% of revenue for the first quarter of fiscal 2002. This increase relates primarily to increased production costs driven by increased sales volume. Gross margin as a percentage of total revenue for the Digital Imaging Products segment was 46% for the first quarter of fiscal 2003, as compared to 44% for the first quarter of fiscal 2002. The gross margin improvement for the first quarter of fiscal 2003 was primarily the result of lower warranty costs.

Cost of products sold for the Lasertel segment was $700,000 for the first quarter of fiscal 2003, a decrease of $500,000 or 42% as compared to $1.2 million for the first quarter of fiscal 2002. The decrease in manufacturing costs relates primarily to decreased salaries and benefits due to yield improvements, as well as head count reductions undertaken in the first six months of fiscal 2002.

RESEARCH AND PRODUCT DEVELOPMENT

Research and product development expenses consist primarily of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment, consumables and high-powered laser diode product development efforts.

Research and product development expenses for the Digital Imaging Products segment were $1.7 million or 8% of revenue, a decrease of $1.1 million, as compared to $2.8 million or 13% of revenue for the first quarter of fiscal 2002. The decrease relates primarily to a reduction in the number of development programs which resulted in reduced expenditures in salaries and benefits, parts and supplies, and professional and contractor services. Presstek's product development cycle centers around major industry trade shows, and as a result, our research and product development expenses vary in accordance with our product development cycle.

Research and product development expenses for the Lasertel segment were $270,000, an increase of $235,000, as compared to $35,000 for the first quarter of fiscal 2002. The increase relates primarily to increased salaries and benefits and parts and supplies to support Lasertel's additional research and product development activities.

SALES, MARKETING AND CUSTOMER SUPPORT

Sales, marketing and customer support expenses consist primarily of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs related to our sales, marketing and customer support activities.

Sales, marketing and customer support expenses for the Digital Imaging Products segment were $2.8 million or 13% of revenue for the first quarter of fiscal 2003, an increase of $400,000, as compared to $2.4 million, or 12% of revenue for the first quarter of fiscal 2002. The increase relates primarily to increased salaries and benefits, as a result of head count increases in the first quarter of fiscal 2003, as well as increased professional and contracted services to support increased promotional activities directed at product distribution.

Sales and marketing expenses for our Lasertel segment were $68,000 for the first quarter of fiscal 2003, a decrease of $15,000, as compared to $83,000 for the first quarter of fiscal 2002. The decrease was primarily related to reduced promotional activities.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of payroll and related expenses for personnel, and contracted professional services necessary to conduct our finance, information systems, human resources and administrative activities.

General and administrative expenses for the Digital Imaging Products segment were $2.5 million or 11% of revenue for the first quarter of fiscal 2003, an increase of $600,000, as compared to $1.9 million or 9% of revenue for the first quarter of fiscal 2002. The increase relates primarily to increased salaries and benefits as a result of increased head count in the first quarter of fiscal 2003.

General and administrative expenses for the Lasertel segment were $278,000 in the first quarter of fiscal 2003, a decrease of $60,000, as compared to $338,000 for the first quarter of fiscal 2002. This decrease relates primarily to reduced professional services.

OTHER INCOME (EXPENSE), NET

Other income (expense), net consists primarily of net interest expense, and other miscellaneous expenses.

Interest expense, net was $153,000 for the first quarter of fiscal 2003, a decrease of $78,000 as compared to $231,000 for the first quarter of fiscal 2002. Interest income was $71,000 for the first quarter of fiscal 2003, an increase of $57,000, as compared to $14,000 for the first quarter of fiscal 2002, primarily as a result of increased cash balances available for investment. Interest expense was $224,000 for the first quarter of fiscal 2003, a decrease of $21,000, as compared to $245,000 for the first quarter of fiscal 2002, primarily as a result of lower average debt balances and lower interest rates on borrowings.

PROVISION FOR INCOME TAXES

We did not record a provision for federal or state income taxes as a result of the utilization of net operating loss carryforwards for the first quarters of fiscal 2003 and fiscal 2002.

NET INCOME

As a result of the foregoing, we had net income of $1.8 million for the first quarter of fiscal 2003, as compared to net income of $183,000 for the first quarter of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings. At March 29, 2003, we had cash and cash equivalents of $20.6 million and working capital of $31.3 million as compared to cash and cash equivalents of $17.6 million and working capital of $28.6 million at December 28, 2002. The increase in cash and cash equivalents of $3.0 million for the first quarter of fiscal 2003 was primarily due to net cash provided by operating activities of $4.1 million, offset by cash of $1.1 million used in investing and financing activities.

Net cash provided by operating activities was $4.1 million for the first quarter of fiscal 2003, due primarily to net income of $1.8 million, non-cash charges of depreciation, amortization, and other charges of $3.5 million, a decrease in net inventories of $1.2 million, offset by increases in accounts receivable of $2.1 million. The increase in accounts receivable is attributable to the timing of sales later in the quarter. The decrease in inventories is primarily the result of inventory management programs initiated in fiscal 2002.

Net cash used in investing activities was $373,000 for the first quarter of fiscal 2003, and consisted primarily of additions to property, plant and equipment, net of proceeds from the sale of equipment used in the business.

Net cash used in financing activities was $709,000 for the first quarter of fiscal 2003, and consisted primarily of payments on the mortgage term loans and the equipment lease line of credit facility.

Our long-term debt consists of two mortgage term loans from Citizens Bank New Hampshire ("Citizens"), and a lease line of credit from Keybank National Association ("Keybank").

The first mortgage term loan is a 1998 ten-year mortgage term loan from Citizens in the amount of $6.9 million and bears a fixed rate of interest of 7.12% per year during the first five years, and a variable rate of interest at the LIBOR rate plus 2%, (3.3% at March 29, 2003) for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments will be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued interest is due and payable on February 6, 2008.

The second mortgage term loan is a 2000 ten-year mortgage term loan in the amount of $4.0 million and bears a fixed rate of interest equal to 7.95% per year during the first five years, and a fixed rate of interest equal to United States Treasury Notes or Bills with a maturity date closest to the end of the second five years plus 225 basis points for the remaining five years. During the first five years, principal and interest payments will be made in 60 monthly installments of $34,993 plus interest. During the remaining five years, principal and interest payments will be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued and unpaid interest is due and payable on October 30, 2010.

The two mortgage term loans are secured by land and buildings with a cost and net book value of approximately $25.7 million and $22.1 million, respectively.

We also borrowed $13.0 million against a $15.0 million lease line of credit facility, which expired in April 2002, from Keybank pursuant to a 1999 loan agreement. The $13.0 million in borrowings is secured by equipment with a cost and net book value at March 29, 2003 of $18.4 million and $12.2 million, respectively. The loan bears a variable rate of interest based upon the LIBOR rate plus 4.25% (5.55% at March 29, 2003) or the prime rate (4.25% at March 29, 2003), with a future fixed rate conversion provision. Principal and interest under the Keybank lease line of credit are payable in 84 monthly installments.

In addition to the Citizens' mortgage term loans and the borrowings under the Keybank lease line of credit, we also have a revolving line of credit loan with Citizens, under which we may borrow a maximum of $16.0 million. This revolving line of credit, which expires in October 2003, is subject to a borrowing base formula based on eligible accounts receivable and inventories, as defined by the revolving line of credit loan agreement, and reduced by the amount of all letters of credit outstanding. The revolving line of credit loan is secured by substantially all of our assets, with interest payable at the LIBOR rate plus 1.50% (2.8% at March 29, 2003). As of March 29, 2003, we had $14.2 million available under the revolving line of credit loan, reduced by $6.3 million outstanding under standby letters of credit.

Under the terms of the Citizens' mortgage term loans, the Keybank lease line of credit and the Citizens' revolving line of credit, we are required to meet various restrictive covenants on a quarterly and annual basis, including maximum funded debt to EBITDA and minimum fixed charge coverage covenants. As of March 29, 2003, we were in compliance with all financial covenants.

We have future contractual payment obligations through 2010 that primarily relate to debt, royalty obligations, executive contractual obligations and operating leases. The following table represents our future commitments at March 29, 2003 and December 28, 2002:

                                                         MAR 29        Dec 28
     (In thousands)                                       2003          2002
     ---------------------------------------------------------------------------
     Credit facilities                                 $ 15,952      $ 16,707
     Royalty obligation                                  11,707        11,900
     Executive contractual obligations                    1,155         1,257
     Lease agreements                                        54           121
     ---------------------------------------------------------------------------
       Total contractual obligations                   $ 28,868      $ 29,985
     ===========================================================================

Our anticipated capital expenditures for fiscal 2003 are approximately $2.0 million, and primarily relate to the purchase of capital equipment to be used in the production of our DI and CTP equipment and consumable products.

Heidelberg recently announced that it plans to introduce a competitive plate product as an alternative to Presstek's PEARLdry for the Quickmaster DI, beginning in the second quarter of fiscal 2003. While it is too early to estimate the impact this plate may have on our business or our relationship with Heidelberg, the introduction of a competitive plate could reduce the revenue generated by Presstek under its relationship with Heidelberg. This could also lead to downward pricing pressure for our full line of spooled consumable products, which could have a material adverse effect on our liquidity.

We believe that existing funds, cash flows from operations, and cash available under our Citizens' revolving line of credit should be sufficient to satisfy working capital requirements and capital expenditures through the term of the Citizens' revolving line of credit loan agreement, which expires in October 2003. There can be no assurance, however, that we will be able to renew this loan agreement, will not require additional financing, or that such additional financing, if needed, will be available on acceptable terms.

EFFECT OF INFLATION

Inflation has not had, and is not expected to have, a material impact upon our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
        -----------------------------------------------------------

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

We have limited exposure to foreign currency exchange rate risk. While substantially all of our transactions are currently denominated in U.S. dollars, a limited number of sales transactions are denominated in our customers' currency. To date, the currency exposure related to these transactions has not been material. Furthermore, some of our customers and strategic partners are not located in the United States, and are themselves subject to fluctuations in foreign exchange rates. If the home country currency of these customers and strategic partners were to decrease in value relative to the United States dollar, their ability to purchase and/or market our products could be adversely affected and our products may become less competitive to them. This may have an adverse impact on our business. Likewise, some of our suppliers are not located in the United States and thus, such suppliers are subject to foreign exchange rate risks in transactions with us. Decreases in the value of their home country currency versus that of the United States dollar could cause fluctuations in supply pricing which could have an adverse effect on our business.

ITEM 4. CONTROLS AND PROCEDURES.
        ------------------------

(a) Evaluation of Disclosure Controls and Procedures

As of a date (the "Evaluation Date") within ninety days prior to the filing date of this Quarterly Report on Form 10-Q, we have, under the supervision and with the participation of the Presstek's management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Presstek's disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Presstek's Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, Presstek's disclosure controls and procedures are effective in ensuring that material information relating to Presstek (including its consolidated subsidiaries) required to be disclosed by Presstek in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to Presstek's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There were no significant changes in Presstek's internal controls or in other factors that could significantly affect Presstek's internal controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Part I - Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 filed with the Commission on March 28, 2003 for a description of certain legal proceedings pending against the Company. All of such information is hereby incorporated by reference in response to this item.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1* Distribution Agreement by and between Presstek Inc. and Kodak Polychrome Graphics LLC dated March 18, 2003 (filed herewith).

     10.2* Restated Amended Master Supply and Distribution Agreement by and between Presstek, Inc. and Xerox Corporation dated March 18, 2003 (filed herewith).

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


                               PRESSTEK, INC.
                               (Registrant)


Date: May 13, 2003             /s/ Edward J. Marino
                               ------------------------------------------------
                               By: Edward J. Marino
                               President and Chief Executive Officer
                               (Principal Executive and Duly Authorized Officer)



Date: May 13, 2003             /s/ Moosa E. Moosa
                               ------------------------------------------------
                               By: Moosa E. Moosa
                               Vice President - Finance,
                               Chief Financial Officer, Treasurer and Secretary
                               (Principal Financial and Accounting Officer)

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

Date: May 13, 2003                         /s/ Edward J. Marino
                                           ------------------------------
                                           Edward J. Marino
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

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

Date: May 13, 2003                  /s/ Moosa E. Moosa
                                    -------------------------------
                                    Moosa E. Moosa
                                    Vice President - Finance, Chief
                                    Financial Officer, Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)

EXHIBIT INDEX

   No.     Description

  10.1* Distribution Agreement by and between Presstek Inc. and Kodak Polychrome Graphics LLC dated March 18, 2003 (filed herewith).

  10.2* Restated Amended Master Supply and Distribution Agreement by and between Presstek, Inc. and Xerox Corporation dated March 18, 2003 (filed herewith).

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