Form 10-Q
period 2003-06-28
PRESSTEK INC /DE/
filed 2003-08-12
CIK 846876

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)


  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 28, 2003


                                       OR


  [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______


                           COMMISSION FILE NO. 0-17541


                                 PRESSTEK, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                                02-0415170
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


              55 EXECUTIVE DRIVE, HUDSON, NEW HAMPSHIRE 03051-4903
           -----------------------------------------------------------
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

As of August 8, 2003, there were 34,172,965 shares of the registrant's common stock, $.01 par value per share, outstanding.

================================================================================

PRESSTEK, INC.

INDEX



PART I       FINANCIAL INFORMATION                                          PAGE

   Item 1.   Financial Statements

             Balance Sheets as of June 28, 2003 (unaudited) and
             December 28, 2002                                                3

             Statements of Operations for the three and six months
             ended June 28, 2003 and June 29, 2002 (unaudited)                4

             Statements of Cash Flows for the six months ended
             June 28, 2003 and June 29, 2002 (unaudited)                      5

             Notes to Financial Statements (unaudited)                        6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             13

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk      22

   Item 4.   Controls and Procedures                                         22



PART II      OTHER INFORMATION

   Item 1.   Legal Proceedings                                               23

   Item 4.   Submission of Matters to a Vote of Security Holders             23

   Item 6.   Exhibits and Reports on Form 8-K                                24



Signatures                                                                   25

PART I - FINANCIAL INFORMATION
================================================================================
ITEM 1.    FINANCIAL STATEMENTS

PRESSTEK, INC.

                                                                             JUNE 28,      December 28,
BALANCE SHEETS                                                                 2003            2002
(In thousands, except share data)                                           (UNAUDITED)
-----------------------------------------------------------------------     ----------      ----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                 $   23,066      $   17,563
  Accounts receivable, net of allowance for losses of
    $2,510 and $2,170, in fiscal 2003 and 2002, respectively                    16,602          15,108
  Inventories                                                                   10,055          11,715
  Other current assets                                                           1,158             554
-----------------------------------------------------------------------     ----------      ----------
        Total current assets                                                    50,881          44,940
-----------------------------------------------------------------------     ----------      ----------

PROPERTY, PLANT AND EQUIPMENT, NET                                              49,022          52,291

OTHER ASSETS:
  Patent application costs and license rights, net                               3,633           4,409
  Other                                                                            590             156
-----------------------------------------------------------------------     ----------      ----------
        Total other assets                                                       4,223           4,565
-----------------------------------------------------------------------     ----------      ----------

               TOTAL                                                        $  104,126      $  101,796
=======================================================================     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                              3,241           3,045
  Accounts payable                                                               3,700           3,331
  Accrued expenses                                                               9,775           9,992
-----------------------------------------------------------------------     ----------      ----------
        Total current liabilities                                               16,716          16,368
-----------------------------------------------------------------------     ----------      ----------

LONG-TERM DEBT, NET OF CURRENT PORTION                                          11,921          13,662

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized 1,000,000
    shares; no shares issued or outstanding                                         --              --
  Common stock, $.01 par value; authorized 75,000,000
    shares; issued and outstanding 34,157,230 shares at
    June 28, 2003; 34,125,481 shares at December 28, 2002                          342             341
  Additional paid-in capital                                                    97,510          97,403
  Accumulated deficit                                                          (22,363)        (25,978)
-----------------------------------------------------------------------     ----------      ----------
        Total stockholders' equity                                              75,489          71,766
-----------------------------------------------------------------------     ----------      ----------

               TOTAL                                                        $  104,126      $  101,796
=======================================================================     ==========      ==========

See accompanying notes to financial statements

PRESSTEK, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED
(In thousands, except per share data)

                                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
-----------------------------------------------------------     --------------------------      --------------------------
                                                                 JUNE 28,        June 29,        JUNE 28,        June 29,
                                                                   2003            2002            2003            2002
-----------------------------------------------------------     ----------      ----------      ----------      ----------
REVENUE:
  Product sales                                                 $   22,043      $   17,997      $   43,332      $   37,756
  Royalties and fees from licensees                                    476           1,296           1,629           2,334
-----------------------------------------------------------     ----------      ----------      ----------      ----------
     Total revenue                                                  22,519          19,293          44,961          40,090
-----------------------------------------------------------     ----------      ----------      ----------      ----------

COSTS AND EXPENSES:
  Cost of products sold                                             12,890          15,915          25,842          28,671
  Research and product development                                   1,874           2,446           3,824           5,337
  Sales, marketing and customer support                              3,060           3,184           5,914           5,705
  General and administrative                                         2,221           3,071           4,965           5,316
  Special charges                                                      550           5,961             550           5,961
-----------------------------------------------------------     ----------      ----------      ----------      ----------
     Total costs and expenses                                       20,595          30,577          41,095          50,990
-----------------------------------------------------------     ----------      ----------      ----------      ----------

INCOME (LOSS) FROM OPERATIONS                                        1,924         (11,284)          3,866         (10,900)

OTHER INCOME (EXPENSE), NET:
  Interest, net                                                       (119)           (224)           (272)           (455)
  Other, net                                                            20             (13)             21              17
-----------------------------------------------------------     ----------      ----------      ----------      ----------
    Total other expense, net                                           (99)           (237)           (251)           (438)
-----------------------------------------------------------     ----------      ----------      ----------      ----------

INCOME (LOSS) BEFORE INCOME TAXES                                    1,825         (11,521)          3,615         (11,338)

PROVISION FOR INCOME TAXES                                              --              --              --              --

NET INCOME (LOSS)                                               $    1,825      $  (11,521)     $    3,615      $  (11,338)
===========================================================     ==========      ==========      ==========      ==========

EARNINGS (LOSS) PER SHARE - BASIC:                              $     0.05      $    (0.34)     $     0.11      $    (0.33)
===========================================================     ==========      ==========      ==========      ==========

EARNINGS (LOSS) PER SHARE - DILUTED                             $     0.05      $    (0.34)     $     0.11      $    (0.33)
===========================================================     ==========      ==========      ==========      ==========
WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING - BASIC                                   34,156          34,125          34,149          34,123
===========================================================     ==========      ==========      ==========      ==========
WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING - DILUTED                                 34,283          34,125          34,211          34,123
===========================================================     ==========      ==========      ==========      ==========

See accompanying notes to financial statements

PRESSTEK, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                                            JUNE 28,        June 29,
FOR THE SIX MONTHS ENDED                                                                      2003            2002
--------------------------------------------------------------------------------------     ----------      ----------
CASH FLOWS - OPERATING ACTIVITIES:

  Net Income (loss)                                                                        $    3,615      $  (11,338)
    Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
     Special charges and discontinued programs                                                    550          10,696
     Depreciation and amortization                                                              4,408           4,907
     Provision for warranty and other costs                                                       993             352
     Provision for losses on accounts receivable                                                  791             282
    Changes in operating assets and liabilities:
     Accounts receivable                                                                       (2,285)          4,915
     Inventories                                                                                1,660          (1,722)
     Other current assets                                                                        (604)             22
     Accounts payable                                                                             369           2,358
     Accrued expenses                                                                          (1,761)           (492)
    Other                                                                                         (99)              3
--------------------------------------------------------------------------------------     ----------      ----------
  Net cash provided by operating activities                                                     7,637           9,983
--------------------------------------------------------------------------------------     ----------      ----------

CASH FLOWS - INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                                  (697)           (600)
     Proceeds from sale of equipment                                                               --             203
--------------------------------------------------------------------------------------     ----------      ----------
  Net cash used in investing activities                                                          (697)           (397)
--------------------------------------------------------------------------------------     ----------      ----------

CASH FLOWS - FINANCING ACTIVITIES:
     Net proceeds from the issuance of common stock                                               108              61
     Repayment of mortgage term loan                                                             (593)           (527)
     Proceeds under lease line of credit                                                           --           3,000
     Repayment of lease line of credit                                                           (952)           (714)
     Repayment of revolving line of credit                                                         --            (967)
--------------------------------------------------------------------------------------     ----------      ----------
  Net cash provided by (used in) financing activities                                          (1,437)            853
--------------------------------------------------------------------------------------     ----------      ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                                           5,503          10,439
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                                  17,563           2,492
--------------------------------------------------------------------------------------     ----------      ----------
CASH AND CASH EQUIVALENTS END OF PERIOD                                                    $   23,066      $   12,931
======================================================================================     ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
     Interest                                                                              $      424      $      518
======================================================================================     ==========      ==========

     Income taxes                                                                          $       --      $       --
======================================================================================     ==========      ==========

See accompanying notes to financial statements

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 28, 2003

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

BASIS OF PRESENTATION - The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified for comparative purposes. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the fiscal year ended December 28, 2002. The December 28, 2002 information has been derived directly from the annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring. Operating results for the three and six months ended June 28, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2004.

FISCAL YEAR - The Company operates and reports on a 52 or 53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements include the thirteen-week periods ended June 28, 2003 ("the second quarter of fiscal 2003") and June 29, 2002 ("the second quarter of fiscal 2002"), and the twenty-six week periods ended June 28, 2003 ("the first six months of fiscal 2003"), and June 29, 2002 ("the first six months of fiscal 2002").

USE OF ESTIMATES - The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company evaluates its estimates, including those related to product returns, allowances for doubtful accounts, inventories, long-lived assets, warranty obligations, and litigation on an on-going basis. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Accordingly, the Company's net income (loss) and earnings (loss) per share for the three and six months ended June 28, 2003 and June 29, 2002, would have been reduced to the pro forma amounts indicated in the following table:

                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
---------------------------------------------------   -----------------------   -----------------------
                                                       JUNE 28,     June 29,     JUNE 28,     June 29,
(In thousands except per share data)                     2003         2002         2003         2002
---------------------------------------------------   ----------   ----------   ----------   ----------
Net income, as reported                               $    1,825   $  (11,521)  $    3,615   $  (11,338)
Less: Total stock-based employee compensation
    expense determined under fair value method        $     (664)  $   (1,423)  $   (1,333)  $   (2,164)
---------------------------------------------------   ----------   ----------   ----------   ----------
Adjusted net income (loss)                            $    1,161   $  (12,944)  $    2,282   $  (13,502)
===================================================   ==========   ==========   ==========   ==========
Net income per common share, as reported:
    Basic                                             $     0.05   $    (0.34)  $     0.11   $    (0.33)
===================================================   ==========   ==========   ==========   ==========
    Diluted                                           $     0.05   $    (0.34)  $     0.11   $    (0.33)
===================================================   ==========   ==========   ==========   ==========
Adjusted net income (loss) per common share:
    Basic                                             $     0.03   $    (0.38)  $     0.07   $    (0.40)
===================================================   ==========   ==========   ==========   ==========
    Diluted                                           $     0.03   $    (0.38)  $     0.07   $    (0.40)
===================================================   ==========   ==========   ==========   ==========

The above adjusted net income (loss) and net income (loss) per share do not consider any related tax benefit from stock option exercises.

The Company used the Black-Scholes option-pricing model to estimate the fair value of $3.70 and $3.79 for each stock option issued in the second quarter and first six months of fiscal 2003 and 2002, respectively, using the following weighted average assumptions for both the second quarter and first six months of fiscal 2003 and 2002:
                                                        2003        2002
                    ------------------------------    --------    --------
                    Dividend yield                        NONE        None
                    Expected volatility                 73.62%      74.57%
                    Risk free interest rate              3.15%       3.43%
                    Expected option life                  6.59        6.45

In June 2003, the Company's shareholders approved the 2003 Stock Option and Incentive Plan, ("2003 Plan") which provides for grants of stock options, stock issuances and other equity interests in the Company. The number of shares of common stock authorized for issuance under the 2003 Plan is 2,000,000 shares.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS - In January 2003, the Financial Accounting Standards Board ("FASB"), issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, ("FIN No. 46")" which requires all variable interest entities ("VIEs") to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated, as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. The Company does not have any VIEs, therefore the adoption of this interpretation will not have a material effect on its results of operations or financial condition.

In April 2003, the FASB issued Statement of Financial Accounting Standards, ("SFAS"), No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No, 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 29, 2003 and for hedging relationships designated after June 29, 2003. The Company does not anticipate that the adoption of this statement will have a material effect on the Company's results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments effective June 29, 2003. The Company does not anticipate that the adoption of this statement will have a material effect on the Company's results of operations or financial condition.

2.   INVENTORIES
     -----------
Inventories consisted of the following at June 28, 2003 and December 28, 2002:

                                                          JUNE 28,  December 28,
     (In thousands)                                         2003       2002
     --------------------------------------------------   --------   --------
     Raw materials                                        $  1,380   $  2,162
     Work in process                                         4,800      4,179
     Finished goods                                          3,875      5,374
     --------------------------------------------------   --------   --------
         Total inventories                                $ 10,055   $ 11,715
     ==================================================   ========   ========

3.   PROPERTY, PLANT AND EQUIPMENT, NET
     ----------------------------------
Property, plant and equipment, net consisted of the following at June 28, 2003 and December 28, 2002:
                                                          JUNE 28,  December 28,
     (In thousands)                                         2003       2002
     --------------------------------------------------   --------   --------
     At cost:
     Land and improvements                                $  2,038   $  2,038
     Buildings and leasehold improvements                   24,517     24,456
     Production equipment and other                         46,527     46,023
     Office furniture and equipment                          4,619      4,545
     --------------------------------------------------   --------   --------
                                                            77,701     77,062
     Less accumulated depreciation                         (28,679)   (24,771)
     --------------------------------------------------   --------   --------
         Total property, plant and equipment, net         $ 49,022   $ 52,291
     ==================================================   ========   ========

Certain property and equipment with a cost and net book value of $44.2 million and $33.5 million, respectively, is pledged as security for long-term debt.

4.   ACCRUED EXPENSES
     ----------------
Accrued expenses consisted of the following at June 28, 2003 and December 28, 2002:
                                                          JUNE 28,  December 28,
     (In thousands)                                         2003       2002
     --------------------------------------------------   --------   --------
     Accrued payroll and benefits                         $  1,963   $  2,152
     Accrued warranty                                          914      1,089
     Accrued special charges                                 3,097      3,226
     Other current liabilities                               1,887      1,687
     Deferred revenue                                          473        389
     Net liabilities of discontinued operations              1,441      1,449
     --------------------------------------------------   --------   --------
         Total accrued expenses                           $  9,775   $  9,992
     ==================================================   ========   ========

5.   LONG-TERM DEBT
     --------------
Long-term debt consisted of the following at June 28, 2003 and December 28,
2002:
                                                          JUNE 28,  December 28,
     (In thousands)                                         2003       2002
     --------------------------------------------------   --------   --------
     Mortgage term loans                                  $  6,823   $  7,417
     Lease line of credit                                    8,339      9,290
     --------------------------------------------------   --------   --------
                                                            15,162     16,707
     Less current portion                                   (3,241)    (3,045)
     --------------------------------------------------   --------   --------
         Total long-term debt, net of current portion     $ 11,921   $ 13,662
     ==================================================   ========   ========

6.   INCOME TAXES
     ------------

The Company did not record a provision for federal or state income taxes for the second quarter and first six months of fiscal 2003, as a result of the utilization of net operating loss carryforwards. The Company did not record a provision for federal or state income taxes for the second quarter and first six months of fiscal 2002 as a result of tax losses incurred in the periods.

7.   EARNINGS (LOSS) PER SHARE
     -------------------------

The following represents the calculation of basic and diluted earnings (loss) per share for the three and six months ended June 28, 2003 and June 29, 2002:

                                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                         JUNE 28,     June 29,     JUNE 28,     June 29,
(In thousands, except per share data)                      2003         2002         2003         2002
-----------------------------------------------------   ----------   ----------   ----------   ----------
Net income (loss)                                       $    1,825   $  (11,521)  $    3,615   $  (11,338)
-----------------------------------------------------   ----------   ----------   ----------   ----------
Weighted average common shares
     outstanding - Basic                                    34,156       34,125       34,149       34,123

Weighted average common stock equivalents                      127           --           62           --
-----------------------------------------------------   ----------   ----------   ----------   ----------
Weighted average common shares
     outstanding - Diluted                                  34,283       34,125       34,211       34,123
=====================================================   ==========   ==========   ==========   ==========
 Earnings (loss) per share - Basic:                     $     0.05   $    (0.34)  $     0.11   $    (0.33)
=====================================================   ==========   ==========   ==========   ==========
 Earnings (loss) per share - Diluted:                   $     0.05   $    (0.34)  $     0.11   $    (0.33)
=====================================================   ==========   ==========   ==========   ==========

Options and warrants to purchase 2,485,172 and 2,536,047 shares of common stock at exercise prices ranging from $5.32 to $22.75 per share were outstanding during a portion of the second quarter and first six months of fiscal 2003, respectively, but were not included in the computation of diluted earnings per share as the exercise prices of the options and warrants were greater than the average market price of the shares of common stock.

All options and warrants outstanding during the second quarter and first six months of fiscal 2002 were not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

8.   COMPREHENSIVE INCOME
     --------------------

Comprehensive income is comprised of net income and all changes in stockholder's equity except those due to investments by owners and distributions to owners. For the second quarter and first six months of fiscal 2003 and fiscal 2002, respectively, comprehensive income was comprised solely of net income.

9.   SEGMENT INFORMATION
     -------------------

The following table presents a summary of the Company's operations by segment for the three and first six months ended June 28, 2003 and June 29, 2002:

                                      DIGITAL
                                      IMAGING                  INTER-
(In thousands)                        PRODUCTS    LASERTEL    SEGMENT      TOTAL
----------------------------------    --------    --------    --------    --------
THREE MONTHS ENDED JUNE 28, 2003
----------------------------------------------------------------------------------
REVENUE                               $ 22,191    $  1,713    $ (1,385)   $ 22,519
INCOME (LOSS) FROM OPERATIONS            2,920        (996)         --       1,924
TOTAL ASSETS                            89,007      15,119                 104,126

Three months ended June 29, 2002
----------------------------------------------------------------------------------
Revenue                               $ 19,292    $    (58)   $     59    $ 19,293
Income (loss) from operations           (8,664)     (2,620)                (11,284)
Total assets                            80,673      22,871                 103,544

SIX MONTHS ENDED JUNE 28, 2003
----------------------------------------------------------------------------------
REVENUE                               $ 44,358    $  3,458    $ (2,855)   $ 44,961
INCOME (LOSS) FROM OPERATIONS            5,935      (2,069)                  3,866
TOTAL ASSETS                            89,007      15,119                 104,126

Six months ended June 29, 2002
----------------------------------------------------------------------------------
Revenue                               $ 40,089    $    234    $   (233)   $ 40,090
Income (loss) from operations           (6,653)     (4,247)                (10,900)
Total assets                            80,673      22,871                 103,544

10.  DISCONTINUED PROGRAMS AND SPECIAL CHARGES
     -----------------------------------------

In fiscal 2003, the Company expanded its repositioning actions to reduce costs, initiated in the second quarter of fiscal 2002. The Company recorded a charge of $550,000 in the second quarter of fiscal 2003, primarily related to severance and benefit costs, as a result of headcount reductions in April 2003.

The Company recorded a charge of $4.7 million to cost of products sold and $6.0 million in special charges in the second quarter of fiscal 2002. These charges included inventory, equipment and other asset write-downs, severance and fringe benefit costs, and executive and other contractual obligations.

The following table summarizes the activity related to the discontinued programs and special charges and accrued balances for the six months ended June 28, 2003:

                                                                       ADDITIONAL
                                                      BALANCE AT       PROVISIONS       UTILIZATION
                                                      DECEMBER 28,       THROUGH          THROUGH        BALANCE AT
(In thousands)                                           2002         JUNE 28, 2003    JUNE 28, 2003    JUNE 28,2003
-------------------------------------------------     ----------       ----------       ----------       ----------
Equipment and other asset write-downs                 $       39       $       --       $       --       $       39
Discontinued programs                                      1,501                                (2)           1,499
Executive contractual obligations                          1,257                              (265)             992
Severance and fringe benefits                                262              550             (305)             507
Lease termination and other costs                            167                              (107)              60
-------------------------------------------------     ----------       ----------       ----------       ----------
Total accrued special charges and
  discontinued programs                               $    3,226       $      550       $     (679)      $    3,097
=================================================     ==========       ==========       ==========       ==========
Deferred revenue associated with
  discontinued programs                               $      120       $       --       $      (70)      $       50
=================================================     ==========       ==========       ==========       ==========


The cumulative cash paid by the Company at June 28, 2003 as a result of the forgoing repositioning actions totaled $2.5 million. The Company anticipates the remaining payments related to the discontinued programs and special charges will be completed by May 2005.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------
"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations for our financial and operating performance in 2003 and beyond; the adequacy of internal cash and working capital for our operations; the strength of our various strategic partnerships (both on manufacturing and distribution); our ability to secure other strategic alliances and relationships; our expectations regarding Presstek's strategy for growth; our expectations and plans regarding market penetration, including the strength and scope of our distribution channels and our expectations regarding sales of DI presses in Europe; our expectations regarding our new OEM relationships with Heidelberg, our expectations regarding the sale of our products and use of our technology including pricing; our expectations regarding performance of existing, planned and recently introduced products; the effects, market acceptance, or pricing of competitive products, including the impact of a competitive plate product introduced by a strategic partner; the placement of orders for direct imaging kits; our expectations regarding the effects and benefits of the Company's streamlining of operations and reductions in force, and the expected effect of adopting recently issued accounting standards, among others. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors that could cause or contribute to such differences include, but are not limited to, our dependency on our strategic partners (both on manufacturing and distribution); uncertainty surrounding patent protection, shortages of critical or sole-source component supplies; the availability and quality of Lasertel's laser diodes; manufacturing constraints or difficulties (as well as manufacturing difficulties experienced by our sub-manufacturing partners and their capacity constraints); the impact of general market factors in the print industry generally and the economy as a whole; market acceptance of and demand for our products and resulting revenues; the introduction and market acceptance of competitive products; risk and impact of litigation, and other risks detailed in the Company's reports on file with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended December 28, 2002, as well as those discussed elsewhere in this report. The words "looking forward," "looking ahead," "believe(s)," "should," "plan," "expect(s)," "project(s)," "anticipate(s)," "may," "likely," "potential," "opportunity" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements, were made and readers are advised to consider such forward-looking statements in light of the risks set forth below. Presstek undertakes no obligation to update any forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

Our patented DI thermal laser diode product family enables customers to produce high quality, full-color lithographic printed materials more quickly and cost effectively than conventional methods. Our DI technology eliminates photographic darkrooms, film, and chemical processing, which results in reduced turn-around time and lowers the effective cost of production for commercial printers. We are a leader in our industry with an environmentally friendly process that avoids the chemicals associated with plate development. Our DI technologies, which use digital information and high-powered semiconductor laser diodes to create images on our patented printing plate materials, are marketed to leading press manufacturers and are used in our Dimension(R) series of CTP systems. Presstek's Dimension CTP systems incorporate our patented ProFire(R) laser imaging technology and use our chemistry free printing plate, Anthem(R).

Presstek's CTP workflow and automated DI printing technology, not only complement digital publishing technology, they also are designed to help printers meet the short-run, quick turn-around, color demands of the marketplace. By significantly increasing the efficiency with which jobs are prepared for print, Presstek's technology is designed to make shorter printing runs more feasible at lower costs. Presstek's technology utilizes the offset lithographic method of applying ink to paper that we believe is universally accepted by printers and consumers, and produces the versatile, high-quality characteristics they require.

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

We operate and report on a 52 or 53 week fiscal year, ending on the Saturday closest to December 31. Accordingly, the financial statements include the thirteen-week periods ended June 28, 2003 ("the second quarter of fiscal 2003") and June 29, 2002 ("the second quarter of fiscal 2002"), and the twenty-six week periods ended June 28, 2003 ("the first six months of fiscal 2003"), and June 29, 2002 ("the first six months of fiscal 2002").

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

In July 2003, we entered into OEM agreements with Heidelberger Druckmaschinen, AG, ("Heidelberg") and Heidelberg USA that provide us with certain preferred supplier rights, which vary based on territory, time period and sales volume. Under the terms of the OEM agreements, which include minimum volume commitments from Heidelberg and Heidelberg USA, we will manufacture and supply Heidelberg branded consumable plate products for the Heidelberg Quickmaster DI press. Supply to Heidelberg of the branded consumable product is expected to be available in August 2003.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Presstek evaluates its accounts receivable on an ongoing basis and establishes an allowance for doubtful accounts based on specific customer circumstances and on its historical rate of write-offs. We include any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in an overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. While we believe the allowance for doubtful accounts as of June 28, 2003 is adequate, actual write-offs might exceed the recorded allowance.

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


RESULTS OF OPERATIONS

REVENUE

Revenue for the second quarter and first six months of fiscal 2003 of $22.5 million and $45.0 million, respectively, consisted of product sales, customer support revenue, royalties and license fees. Revenue for the second quarter and first six months of fiscal 2003 increased $3.2 million or 17% and $4.9 million or 12%, respectively, as compared to $19.3 million and $40.1 million for the second quarter and first six months of 2002.

Product sales for the Digital Imaging Products segment, including the sale of equipment and consumables, were $21.2 million and $41.7 million for the second quarter and first six months of fiscal 2003, respectively, an increase of $3.5 million or 20% and $4.7 million or 13%, as compared to $17.7 million and $37.0 million for the second quarter and first six months of fiscal 2002, respectively. The increase in product sales for the second quarter and first six months of fiscal 2003 was due primarily to volume increases in sales of the Karat 46 press to Koenig & Bauer, AG ("KBA"), the KPG DI press to Kodak Polychrome Graphics ("KPG"), our CTP platesetter products, and volume increases in sales of our consumable products. This revenue increase was partially offset by a decrease in shipments of direct imaging kits to Heidelberger Druckmaschinen AG, ("Heidelberg") for use in the Quickmaster DI.

The revenue generated from the sale of consumable products was $13.6 million and $27.2 million for the second quarter and first six months of fiscal 2003, respectively, an increase of $1.5 million or 12% and $1.3 million or 5%, as compared to $12.1 million and $25.9 million in the second quarter and first six months of fiscal 2002, respectively. The increase in consumable sales for the second quarter and first six months of fiscal 2003 was primarily related to a volume increase in sales of our Anthem plate and our PEARLdry consumables used in the Quickmaster DI. Revenue derived from the volume increase in sales of Quickmaster DI consumables were somewhat offset by a decrease in price, primarily as a result of price reductions on sales through select dealers in our European distribution channel.

Consumable product revenue includes sales under our agreements with Heidelberg and its distributors of $3.4 million and $9.0 million for the second quarter and first six months of fiscal 2003, a decrease of $1.2 million or 26% and $1.5 million or 14%, respectively, as compared to $4.6 million and $10.5 million in the second quarter and first six months of fiscal 2002.

As previously disclosed, in March 2003, we expanded the product offerings to select dealers in our European distribution channel to include the sale of Quickmaster DI consumables. In connection with this offering, we reduced pricing on our full line of spooled consumables distributed through this dealer channel by up to 20%. This new pricing reduced the revenue generated by Presstek from its spooled consumable products by approximately $200,000 in the second quarter of fiscal 2003. This new pricing, in addition to our new OEM agreements with Heidelberg, may result in a further reduction of up to $1.5 million in the second half of fiscal 2003. While the expected lost revenue resulting from the price reduction may be offset by increased revenue from increased volume of spooled consumable sales derived from additional presses installed and increased usage of spooled consumables, there can be no assurance that this expected lost revenue will be offset. In addition, market conditions may require us to expand the regions in which we offer reduced prices, or to further reduce our spooled consumable prices, which could further reduce our revenues in 2003 and beyond. This could have a material adverse effect on our business, results of operations and financial position.

Revenue generated from services related to customer support, including installation and service contract revenue, was $523,000 and $992,000 for the second quarter and first six months of fiscal 2003, respectively, an increase of $202,000 or 63% and $260,000 or 36%, as compared to $321,000 and

$732,000 for the second quarter and first six months of fiscal 2002, respectively. This increase relates primarily to the sale of service maintenance agreements related to our CTP Dimension products.

Royalties and fees from licensees for the second quarter and first six months of fiscal 2003 were $476,000 and $1.6 million, a decrease of $820,000 or 63% and $705,000 or 31%, as compared to $1.3 million and $2.3 million for the second quarter and first six months of fiscal 2002, respectively. This decrease relates primarily to decreased shipments to Heidelberg of direct imaging kits used in the Quickmaster DI. Heidelberg has indicated, as a result of the global economic slowdown, that it has an inventory of direct imaging kits on hand to support its production requirements for at least six months. We currently believe that orders for direct imaging kits may not resume until sometime in the first half of fiscal 2004, however, there can be no assurance that any orders will be received at this time.

Revenue generated under our agreements with Heidelberg and its distributors was $3.6 million and $11.4 million for the second quarter and first six months of fiscal 2003, a decrease of $3.7 million or 51%, and $3.8 million or 25%, as compared to $7.3 million and $15.2 million in the second quarter and first six months of fiscal 2002. The decreases are due primarily to decreased shipments to Heidelberg for direct imaging kits used in the Quickmaster DI. Revenue from Heidelberg represented 16% and 25% of total revenue for the second quarter and first six months of fiscal 2003, as compared to 38% and 45% of total revenue for the second quarter and first six months of fiscal 2002, respectively.

Heidelberg announced in March 2003 that it plans to introduce a competitive plate product, as an alternative to Presstek's PEARLdry for the Quickmaster DI, beginning in the second quarter of fiscal 2003. While it is too early to estimate the impact this plate may have on our business, the introduction of a competitive plate could reduce the revenue generated by Presstek under its agreements with Heidelberg, including the recently announced OEM agreements. This could also lead to downward pricing pressure for our full line of spooled consumable products, which could have a material adverse effect on our business, results of operations or financial condition.

Revenue generated under our agreements with KBA and its distributors was $3.1 million and $5.0 million for the second quarter and first six months of fiscal 2003, respectively, an increase of $2.2 million or 261% and $1.6 million or 47%, as compared to $858,000 and $3.4 million for the comparable periods in fiscal 2002, respectively.

As previously disclosed, in March 2003, we negotiated the termination of our supply and distribution agreement with Xerox for DocuColor DI presses. Xerox will no longer sell the DocuColor 233 DI-4, the DocuColor 400 DI-4 and the DocuColor 400 DI-5 presses and related consumables. The revenue generated from the sale of these presses was not material in fiscal 2002, and as a result, the termination of this agreement is not expected to have a material adverse effect on our business, results of operations or financial condition.

Revenue for the Lasertel segment for the second quarter and first six months of fiscal 2003 was $328,000 and $603,000, respectively, and primarily related to the sale of products for defense industry applications. Product sales to external customers for the second quarter and first six months of fiscal 2002 were not material.

COST OF PRODUCTS SOLD

Cost of products sold consists of the cost of material, labor and overhead, shipping and handling costs and warranty expenses. Cost of products sold for the Digital Imaging Products segment were $12.2 million and $24.5 million or 55% of revenue, for the second quarter and first six months of fiscal 2003, respectively, a decrease of $1.6 million or 12%, and $900,000 or 4% as compared to $13.8 million or 72% of revenue and $25.4 million or 63% of revenue, for the comparable periods in fiscal 2002, respectively. These decreases relate primarily to the decrease in inventory write-downs and other charges for discontinued operations, as a result of a $4.0 million charge recorded in the second quarter of fiscal 2002, offset by an increase in production costs as a result of increased sales volume.

Gross margin (defined as total revenue less cost of products sold) as a percentage of total revenue for the Digital Imaging Products segment was 45% for each of the second quarter and first six months of fiscal 2003, as compared to 29% and 37% for the second quarter and first six months of fiscal 2002, respectively. In the second quarter and first six months of fiscal 2002, gross margin was unfavorably impacted by a $4.0 million charge related to inventory write-downs and other charges for discontinued programs. The gross margin improvement for the second quarter and first six months of fiscal 2003 was also the result of lower warranty costs.

Cost of products sold for the Lasertel segment was $653,000 and $1.4 million for the second quarter and first six months of fiscal 2003, respectively, a decrease of approximately $1.4 million or 67% and $1.9 million or 58%, as compared to $2.1 million and $3.3 million for the second quarter and first six months of fiscal 2002, respectively. The decrease in cost of products sold relates primarily to yield improvements, as well as a reduction in inventory write-downs for discontinued programs as a result of a $688,000 charge recorded in the second quarter of fiscal 2002.

RESEARCH AND PRODUCT DEVELOPMENT

Research and product development expenses consist primarily of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment, consumables and high-powered laser diode product development efforts.

Research and product development expenses for the Digital Imaging Products segment were $1.6 million and $3.3 million or 7% of revenue, for the second quarter and first six months of fiscal 2003, respectively, a decrease of $800,000 and $2.0 million as compared to $2.4 million or 12% of revenue and $5.3 million or 13% of revenue for the comparable periods in fiscal 2002, respectively. These decreases relate primarily to a reduction in the number of development programs which resulted in reduced expenditures in salaries and benefits, parts and supplies, and professional and contractor services. Presstek's product development cycle centers around major industry trade shows, and as a result, our research and product development expenses vary in accordance with our product development cycle.

Research and product development expenses for the Lasertel segment were $249,000 and $519,000, for the second quarter and first six months of fiscal 2003, respectively, an increase of $211,000 and $446,000, as compared to $38,000 and $73,000 for the comparable periods in fiscal 2002, respectively. These increases relate primarily to additional research and product development activities undertaken in the industrial markets.

SALES, MARKETING AND CUSTOMER SUPPORT

Sales, marketing and customer support expenses consist primarily of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs related to our sales, marketing and customer support activities.

Sales, marketing and customer support expenses for the Digital Imaging Products segment were $3.0 million and $5.7 million or 13% of revenue, for the second quarter and first six months of fiscal 2003, respectively, a decrease of $100,000 and an increase of $200,000, as compared to $3.1 million, or 16% of revenue and $5.5 million, or 14% of revenue for the comparable periods in fiscal 2002, respectively. The decrease for the second quarter of fiscal 2003 relates primarily to a decrease in travel and related expenses for customer support activities, somewhat offset by increased promotional activities. The increase for the first six months of fiscal 2003 relates primarily to increased salaries and benefits, as a result of head count increases in the second quarter of fiscal 2003, as well as increased professional and contracted services to support increased promotional activities directed at product distribution.

Sales and marketing expenses for the Lasertel segment were $105,000 and $173,000 for the second quarter and first six months of fiscal 2003, respectively, an increase of $30,000 and $15,000, as compared to $75,000 and $158,000 for the comparable periods in fiscal 2002, respectively. These increases were the result of increased promotional activities related to trade shows held in the second quarter of fiscal 2003.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of payroll and related expenses for personnel, and contracted professional services necessary to conduct our finance, information systems, human resources and administrative activities.

General and administrative expenses for the Digital Imaging Products segment were $2.0 million or 9% of revenue and $4.4 million or 10% of revenue, for the second quarter and first six months of fiscal 2003, respectively, a decrease of $700,000 and $200,000, as compared to $2.7 million or 14% of revenue and $4.6 million or 11% of revenue for the comparable periods in fiscal 2002, respectively. These decreases relate primarily to decreased legal fees as a result of the resolution of patent litigation with Creo Products, Inc., as well as decreases in salaries and benefits as a result of a decrease in head count in the second quarter of fiscal 2003.

General and administrative expenses for the Lasertel segment were $238,000 and $516,000, for the second quarter and first six months of fiscal 2003, respectively, a decrease of $91,000 and $151,000, as compared to $329,000 and $667,000, for the comparable periods in fiscal 2002, respectively. These decreases relate primarily to a decrease in professional services rendered.

DISCONTINUED PROGRAMS AND SPECIAL CHARGES

In the second quarter of fiscal 2003, we recorded special charges of $550,000 related to severance and fringe benefit costs associated with the reduction of approximately 43 employees, primarily in manufacturing, research and development and administration in April 2003, of which $471,000 was recorded by the Digital Imaging Products segment and $79,000 by the Lasertel segment.

In fiscal 2002, we initiated various repositioning actions to reduce costs. As a result of the repositioning programs, we recorded a charge of $4.7 million to cost of products sold in the second quarter of fiscal 2002, of which $4.0 million was recorded by the Digital Imaging Products segment and $688,000 by the Lasertel segment. In addition, the Digital Imaging products segment recorded $6.0 million in special charges in the second quarter of fiscal 2002. These charges included inventory, equipment and other asset write-downs, severance and fringe benefit costs, and executive and other contractual obligations.

OTHER INCOME (EXPENSE), NET

Other income (expense), net consists primarily of net interest expense, and other miscellaneous expenses. Interest expense, net was $120,000 and $272,000 for the second quarter and first six months of fiscal 2003, a decrease of $104,000 and $183,000, respectively, as compared to $224,000 and $455,000 for the comparable periods in fiscal 2002.

Interest income was $79,000 and $151,000 for the second quarter and first six months of fiscal 2003, an increase of $30,000 and $88,000, respectively, as compared to $49,000 and $63,000 for the comparable periods in fiscal 2002. These increases are a result of increased cash balances available for investment.

Interest expense was $199,000 and $423,000 for the second quarter and first six months of fiscal 2003, a decrease of $74,000 and $95,000, respectively, as compared to $273,000 and $518,000 for the comparable periods in fiscal 2002. These decreases are a result of lower average debt balances and lower interest rates on borrowings.

PROVISION FOR INCOME TAXES

We did not record a provision for federal or state income taxes for the second quarter and first six months of fiscal 2003, as a result of the utilization of net operating loss carryforwards. We did not record a provision for federal or state income taxes for the second quarter and first six months of fiscal 2002 as a result of tax losses incurred in the periods.

NET INCOME

As a result of the foregoing, we had net income of $1.8 million and $3.6 million for the second quarter and first six months of fiscal 2003, as compared to net losses of $11.5 million and $11.3 million for the second quarter and first six months of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings. At June 28, 2003, we had cash and cash equivalents of $23.1 million and working capital (defined as total current assets less total current liabilities) of $34.2 million as compared to cash and cash equivalents of $17.6 million and working capital of $28.6 million at December 28, 2002. The increase in cash and cash equivalents of $5.5 million for the first six months of fiscal 2003 was primarily due to net cash provided by operating activities of $7.6 million, offset by cash of $2.1 million used in investing and financing activities.

Net cash provided by operating activities was $7.6 million for the first six months of fiscal 2003, due primarily to net income of $3.6 million, non-cash charges of depreciation, amortization, and other charges of $6.7 million, including $550,000 in special charges as a result of head count reductions, and a decrease in inventories of $1.7 million, offset by increases in accounts receivable of $2.3 million. The increase in accounts receivable is attributable to the timing of sales later in the second quarter. The decrease in inventories is primarily the result of inventory management programs initiated in fiscal 2002.

Net cash used in investing activities was $697,000 for the first six months of fiscal 2003, and consisted primarily of additions to property, plant and equipment, used in the business.

Net cash used in financing activities was $1.4 million for the first six months of fiscal 2003, and consisted primarily of payments on the mortgage term loans and the equipment lease line of credit facility.

Our long-term debt consists of two mortgage term loans from Citizens Bank New Hampshire ("Citizens"), and a lease line of credit from Keybank National Association ("Keybank").

The first mortgage term loan is a 1998 ten-year mortgage term loan from Citizens in the amount of $6.9 million and bears a fixed rate of interest of 7.12% per year during the first five years, and a variable rate of interest at the LIBOR rate plus 2%, (3.12% at June 28, 2003) for the remaining five years. Principal and interest payments during the first five years of the loan will be made in 60 monthly installments of $80,500. During the remaining five years, principal and interest payments will be made on a monthly basis in the amount of one-sixtieth of the outstanding principal amount as of the first day of the second five year period, plus accrued interest through the monthly payment date. All outstanding principal and accrued interest is due and payable on February 6, 2008.

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

The two mortgage term loans are secured by land and buildings with a cost and net book value of approximately $25.7 million and $21.9 million, respectively.

We also borrowed $13.0 million against a $15.0 million lease line of credit facility, which expired in April 2002, from Keybank pursuant to a 1999 loan agreement. The $13.0 million in borrowings is secured by equipment with a cost and net book value at June 28, 2003 of $18.4 million and $11.6 million, respectively. The loan bears a variable rate of interest based upon the LIBOR rate plus 4.25% (5.37% at June 28, 2003) or the prime rate (4.25% at June 28, 2003), with a future fixed rate conversion provision. Principal and interest under the Keybank lease line of credit are payable in 84 monthly installments.

In addition to the Citizens' mortgage term loans and the borrowings under the Keybank lease line of credit, we also have a revolving line of credit loan with Citizens, under which we may borrow a maximum of $16.0 million. This revolving line of credit, which expires in October 2003, is subject to a borrowing base formula based on eligible accounts receivable and inventories, as defined by the revolving line of credit loan agreement, and reduced by the amount of all letters of credit outstanding. The revolving line of credit loan is secured by substantially all of our assets, with interest payable at the LIBOR rate plus 1.50% (2.62% at June 28, 2003). As of June 28, 2003, we had $14.0 million available under the revolving line of credit loan, reduced by $5.5 million outstanding under standby letters of credit.

Under the terms of the Citizens' mortgage term loans, the Keybank lease line of credit and the Citizens' revolving line of credit, we are required to meet various restrictive covenants on a quarterly and annual basis, including maximum funded debt to EBITDA and minimum fixed charge coverage covenants. As of June 28, 2003, we were in compliance with all financial covenants.

We have future contractual payment obligations through 2010 that primarily relate to debt, royalty obligations, executive contractual obligations and operating leases. The following table represents our future commitments at June 28, 2003 and December 28, 2002:

                                                  JUNE 28,   December 28,
     (In thousands)                                 2003         2002
     --------------------------------------       --------     --------
     Credit facilities                            $ 15,162     $ 16,707
     Royalty obligation                             11,567       11,900
     Executive contractual obligations               2,829        3,100
     Lease agreements                                   10          121
     --------------------------------------       --------     --------
       Total contractual obligations              $ 29,568     $ 31,828
     ======================================       ========     ========

Our anticipated capital expenditures for fiscal 2003 are approximately $2.0 million, and primarily relate to the purchase of capital equipment to be used in the production of our DI and CTP equipment and consumable products.

Heidelberg announced in March 2003 that it plans to introduce a competitive plate product, as an alternative to Presstek's PEARLdry for the Quickmaster DI, beginning in the second quarter of fiscal 2003. While it is too early to estimate the impact this plate may have on our business, the introduction of a competitive plate could reduce the revenue generated by Presstek under its agreements with Heidelberg, including the recently announced OEM agreements. This could also lead to downward pricing pressure for our full line of spooled consumable products, which could have a material adverse effect on our liquidity.

We believe that existing funds, cash flows from operations, and cash available under our Citizens' revolving line of credit should be sufficient to satisfy working capital requirements and capital expenditures through the next twelve months. We are currently negotiating the renewal of the Citizens' revolving line of credit loan agreement, which expires in October 2003. There can be no assurance, however, that we will be able to renew this loan agreement, will not require additional financing, or that such additional financing, if needed, will be available on acceptable terms.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Part I - Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 filed with the Commission on March 28, 2003 for a description of certain legal proceedings involving the Company. All of such information is hereby incorporated by reference in response to this item.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)  On June 17, 2003, the Company held its Annual Meeting of Stockholders.
(b)  Not Applicable.
(c)  At such meeting, the stockholders of the Company voted:

     (1) To elect nine (9) Directors to serve for the ensuing year. The votes cast were as follows:

                                                          Votes      Votes    Broker Non
                    Nominees        Votes For  Against   Withheld  Abstained     Votes
           ----------------------  ----------  -------  ---------  ---------  ----------
           Richard A. Williams     27,742,278    N/A    2,413,039     N/A         N/A
           Edward J. Marino        27,650,043    N/A    2,507,274     N/A         N/A
           Dr. Lawrence Howard     28,077,601    N/A    2,079,716     N/A         N/A
           John W. Dreyer          29,094,174    N/A    1,063,143     N/A         N/A
           Daniel S. Ebenstein     27,571,066    N/A    2,586,251     N/A         N/A
           John B. Evans           29,647,139    N/A      510,178     N/A         N/A
           Michael D. Moffitt      27,667,069    N/A    2,490,248     N/A         N/A
           Barbara A. Pellow       29,443,521    N/A      713,796     N/A         N/A
           Donald C. Waite, III    29,667,796    N/A      489,521     N/A         N/A

     (2) To approve and adopt the Company's 2003 Stock Option and Incentive Plan. The votes cast were as follows:

           Votes For    Votes Against   Votes Withheld   Abstained   Broker Non Votes
           ----------   -------------   --------------   ---------   ----------------
           13,646,117     4,372,434          N/A          168,490          N/A

     (3) To ratify the selection of BDO Seidman, LLP, as the Company's independent auditors for the fiscal year ending January 3, 2004. The votes cast were as follows:

           Votes For    Votes Against   Votes Withheld   Abstained   Broker Non Votes
           ----------   -------------   --------------   ---------   ----------------
           29,617,390      447,595           N/A           92,332          N/A

(d)  Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

10.1*      2003 Stock Option and Incentive Plan (filed herewith).

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).


* Denotes management employment contracts or compensatory plans.



(b)        Reports on Form 8-K

           A Form 8-K was filed on April 24, 2003 furnishing information pursuant to Item 9 and 12 relating to the press release of Presstek, Inc., dated April 24, 2003 reporting Presstek Inc.'s financial results for the fiscal quarter ended March 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PRESSTEK, INC.
                               (Registrant)


Date: August 12, 2003          /s/ Edward J. Marino
                               -------------------------------------------------
                               By: Edward J. Marino
                               President and Chief Executive Officer
                               (Principal Executive and Duly Authorized Officer)


Date: August 12, 2003          /s/ Moosa E. Moosa
                               -------------------------------------------------
                               By: Moosa E. Moosa
                               Vice President - Finance,
                               Chief Financial Officer, Treasurer and Secretary
                               (Principal Financial and Accounting Officer)

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

Date:  August 12, 2003                  /s/ Edward J. Marino
                                        --------------------
                                        Edward J. Marino
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

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


Date:  August 12, 2003        /s/ Moosa E. Moosa
                              ------------------
                              Moosa E. Moosa
                              Vice President - Finance, Chief Financial Officer,
                              Treasurer and Secretary
                              (Principal Financial and Accounting Officer)

EXHIBIT INDEX


No.        Description
---        -----------

10.1*      2003 Stock Option and Incentive Plan (filed herewith).

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).






*  Denotes management employment contracts or compensatory plans.