Form 10-Q
period 2003-09-30
PRESSTEK INC /DE/
filed 2003-11-12
CIK 846876

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 27, 2003


                                       OR


   [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________


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


              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)


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

As of November 5, 2003, there were 34,192,111 shares of the registrant's common stock, $.01 par value per share, outstanding.
================================================================================

                                 PRESSTEK, INC.

                                     INDEX

PART I FINANCIAL INFORMATION                                                PAGE

   Item 1.   Financial Statements

             Balance Sheets as of September 27, 2003 (unaudited) and
             December 28, 2002                                                3

             Statements of Operations for the three and nine months
             ended September 27, 2003 and September 28, 2002 (unaudited)
                                                                              4

             Statements of Cash Flows for the nine months ended
             September 27, 2003 and September 28, 2002 (unaudited)
                                                                              5

             Notes to Financial Statements (unaudited)                        6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             14

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk      23

   Item 4.   Controls and Procedures                                         23

PART II  OTHER INFORMATION

   Item 1.   Legal Proceedings                                               24

   Item 6.   Exhibits and Reports on Form 8-K                                25

Signatures                                                                   27

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRESSTEK, INC.
                                                                             September 27,         December 28,
BALANCE SHEETS                                                                   2003                  2002
(In thousands, except share data)                                            (unaudited)
-----------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                 $    26,657           $    17,563
   Accounts receivable, net of allowance for losses
     of $1,981 and $2,170, in fiscal 2003 and 2002, respectively                  14,713                15,108
   Inventories                                                                    11,896                11,715
   Other current assets                                                            1,221                   554
-----------------------------------------------------------------------------------------------------------------
          Total current assets                                                    54,487                44,940
-----------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                47,348                52,291

OTHER ASSETS:
   Patent application costs and license rights, net                                3,487                 4,409
   Other                                                                             556                   156
-----------------------------------------------------------------------------------------------------------------
          Total other assets                                                       4,043                 4,565
-----------------------------------------------------------------------------------------------------------------

                    TOTAL                                                    $   105,878           $   101,796
=================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                         $     3,279           $     3,045
   Accounts payable                                                                4,272                 3,331
   Accrued expenses                                                                9,160                 9,992
-----------------------------------------------------------------------------------------------------------------
          Total current liabilities                                               16,711                16,368
-----------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT, NET OF CURRENT PORTION                                            11,086                13,662

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized
     1,000,000 shares; no shares issued or outstanding                                 -                     -
   Common stock, $.01 par value; authorized 75,000,000 shares;
     issued and outstanding 34,184,590 shares at
     September 27, 2003; 34,125,481 shares at December 28, 2002                      342                   341
   Additional paid-in capital                                                     97,668                97,403
   Accumulated deficit                                                           (19,929)              (25,978)
-----------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                              78,081                71,766
-----------------------------------------------------------------------------------------------------------------

                    TOTAL                                                    $   105,878           $   101,796
=================================================================================================================

See accompanying notes to financial statements

PRESSTEK, INC.

STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE AND NINE MONTHS ENDED
(In thousands, except per share data)
                                                                   Three Months Ended                  Nine Months Ended
--------------------------------------------------------------------------------------------------------------------------------
                                                             September 27,     September 28,     September 27,     September 28,
                                                                 2003              2002              2003              2002
--------------------------------------------------------------------------------------------------------------------------------
REVENUE:
   Product sales                                               $ 19,266          $ 19,962          $ 62,598          $ 57,717
   Royalties and fees from licensees                                492             1,024             2,121             3,359
--------------------------------------------------------------------------------------------------------------------------------
     Total revenue                                               19,758            20,986            64,719            61,076
--------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
   Cost of products sold                                         12,105            13,293            37,947            41,964
   Research and product development                               1,667             1,982             5,491             7,319
   Sales, marketing and customer support                          2,857             2,363             8,771             8,068
   General and administrative                                     2,100             2,514             7,065             7,830
   Special charges                                                  --                --                550             5,961
--------------------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                                    18,729            20,152            59,824            71,142
--------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                     1,029               834             4,895           (10,066)

OTHER INCOME (EXPENSE), NET:
   Interest, net                                                    (97)             (224)             (369)             (679)
   Other, net                                                        76                11                97                28
--------------------------------------------------------------------------------------------------------------------------------
     Total other expense, net                                       (21)             (213)             (272)             (651)
--------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                                  1,008               621             4,623           (10,717)
PROVISION FOR INCOME TAXES                                          --                --                --                --
--------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                                      1,008               621             4,623           (10,717)
--------------------------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS:
   Income from discontinued operations                            1,429               --              1,429               --
--------------------------------------------------------------------------------------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS                               1,429               --              1,429               --
--------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                              $  2,437          $    621          $  6,052          $(10,717)
================================================================================================================================


EARNINGS (LOSS) PER SHARE - BASIC:
   From continuing operations                                  $   0.03          $   0.02          $   0.14          $  (0.31)
================================================================================================================================
   From discontinued operations                                $   0.04          $   0.00          $   0.04          $   0.00
================================================================================================================================
EARNINGS (LOSS) PER SHARE - BASIC                              $   0.07          $   0.02          $   0.18          $  (0.31)
================================================================================================================================

EARNINGS (LOSS) PER SHARE - DILUTED:
   From continuing operations                                  $   0.03          $   0.02          $   0.13          $  (0.31)
================================================================================================================================
   From discontinued operations                                $   0.04          $   0.00          $   0.04          $   0.00
================================================================================================================================
EARNINGS (LOSS) PER SHARE - DILUTED                            $   0.07          $   0.02          $   0.17          $  (0.31)
================================================================================================================================

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING - BASIC                                34,177            34,125            34,158            34,124
================================================================================================================================
WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING - DILUTED                              34,625            34,127            34,329            34,124
================================================================================================================================

See accompanying notes to financial statements

PRESSTEK, INC.

STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

                                                                             September 27,         September 28,
For the Nine Months Ended                                                        2003                  2002
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS - OPERATING ACTIVITIES:
   Net income (loss)                                                         $     6,052           $   (10,717)
     Less income from discontinued operations                                     (1,429)                  --
   Income (loss) from continuing operations                                        4,623               (10,717)
     Adjustments to reconcile income (loss) from continuing
     operations to net cash provided by (used in) operating
     activities of continuing operations:
      Special charges and discontinued programs and operations                       550                10,696
      Depreciation and amortization                                                6,618                 7,208
      Provision for warranty and other costs                                       1,336                   876
      Provision for losses on accounts receivable                                  1,077                   670
     Changes in operating assets and liabilities:
      Accounts receivable                                                           (681)                2,477
      Inventories                                                                   (181)                1,261
      Other current assets                                                          (667)                   53
      Accounts payable                                                               941                 1,337
      Accrued expenses                                                            (1,249)               (1,191)
     Other                                                                          (192)                 (326)
-----------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                      12,175                12,344
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS - INVESTING ACTIVITIES:
      Purchases of property, plant and equipment                                  (1,005)               (1,200)
      Proceeds from sale of equipment                                                --                    203
-----------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                          (1,005)                 (997)
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS - FINANCING ACTIVITIES:
      Net proceeds from stock option exercises                                       266                    61
      Repayment of mortgage term loan                                               (901)                 (792)
      Proceeds under lease line of credit                                            --                  3,000
      Repayment of lease line of credit                                           (1,441)               (1,166)
      Repayment of revolving line of credit                                          --                   (967)
-----------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities                            (2,076)                  136
-----------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                              9,094                11,483
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                     17,563                 2,492
-----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF PERIOD                                      $    26,657           $    13,975
=================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest                                                               $       602           $       763
=================================================================================================================

      Income taxes                                                           $       --            $       --
=================================================================================================================

See accompanying notes to financial statements

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 27, 2003

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

Basis of Presentation - The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified for comparative purposes. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the fiscal year ended December 28, 2002. The December 28, 2002 information has been derived directly from the annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring. Operating results for the three and nine months ended September 27, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2004.

Fiscal Year - The Company operates and reports on a 52 or 53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements include the thirteen-week periods ended September 27, 2003 ("the third quarter of fiscal 2003") and September 28, 2002 ("the third quarter of fiscal 2002"), and the thirty-nine week periods ended September 27, 2003 ("the first nine months of fiscal 2003"), and September 28, 2002 ("the first nine months of fiscal 2002").

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

Revenue Recognition - The Company recognizes revenue when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collection is reasonably assured.

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

Accordingly, the Company's net income (loss) and earnings (loss) per share for the three and nine months ended September 27, 2003 and September 28, 2002, would have been reduced to the pro forma amounts indicated in the following table:

                                                                    Three months ended              Nine months ended
     -------------------------------------------------------- ------------------------------- -------------------------------
                                                                September 27,   September 28,   September 27,   September 28,
     (In thousands except per share data)                            2003            2002            2003            2002
     -------------------------------------------------------- --------------- --------------- --------------- ---------------
     Net income (loss), as reported                                  $ 2,437         $   621         $ 6,052        $(10,717)
     Less: total stock-based employee compensation expense
     determined
     under the fair value method                                        (596)           (413)         (1,929)         (2,704)
     -------------------------------------------------------- --------------- --------------- --------------- ---------------
     Adjusted net income (loss)                                      $ 1,841         $   208         $ 4,123        $(13,421)
     ======================================================== =============== =============== =============== ===============

     Net income (loss) per common share, as reported:
          Basic                                                      $  0.07         $  0.02         $  0.18        $ ( 0.31)
     ======================================================== =============== =============== =============== ===============
          Diluted                                                    $  0.07         $  0.02         $  0.17        $ ( 0.31)
     ======================================================== =============== =============== =============== ===============

     Adjusted net income (loss) per common share:
          Basic                                                      $  0.05         $  0.01         $  0.12        $  (0.39)
     ======================================================== =============== =============== =============== ===============
          Diluted                                                    $  0.05         $  0.01         $  0.12        $  (0.39)
     ======================================================== =============== =============== =============== ===============

The above adjusted net income (loss) and net income (loss) per share do not consider any related tax benefit from stock option exercises.

The Company used the Black-Scholes option-pricing model to estimate the fair value of $3.36 and $3.43 for each stock option issued in the third quarter and first nine months of fiscal 2003 and 2002, respectively, using the following weighted average assumptions:

                                 Three months ended               Nine months ended
-------------------------- ------------------------------- -------------------------------
                            September 27,   September 28,   September 27,   September 28,
                                 2003            2002            2003            2002
-------------------------- --------------- --------------- --------------- ---------------
Dividend yield                    None            None            None            None
Expected volatility             70.85%          74.57%          72.70%          74.57%
Risk free interest rate          3.55%           3.43%           3.28%           3.43%
Expected option life              6.59            6.45            6.59            6.45

In June 2003, the Company's shareholders approved the 2003 Stock Option and Incentive Plan, ("2003 Plan") which provides for grants of stock options, stock issuances and other equity interests in the Company to employees, officers, directors and advisors of the Company. The number of shares of common stock authorized for issuance under the 2003 Plan is 2,000,000 shares.

Effect of New Accounting Pronouncements - In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities; specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF 00-21 does not change otherwise applicable revenue recognition criteria. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the Company's financial statements.

In January 2003, the Financial Accounting Standards Board ("FASB"), issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, ("FIN No. 46")" which requires all variable interest entities ("VIEs") to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated, as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. The Company does not have any VIEs, therefore the adoption of this interpretation did not have a material effect on its results of operations or financial condition.

In April 2003, the FASB issued Statement of Financial Accounting Standards, ("SFAS"), No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No, 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 29, 2003 and for hedging relationships designated after June 29, 2003. The adoption of this statement did not have a material effect on the Company's results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments effective June 29, 2003. The adoption of this statement did not have a material effect on the Company's results of operations or financial condition.

2. Inventories
   -----------

Inventories consisted of the following at September 27, 2003 and December 28, 2002:

      (In thousands)                                      September 27, 2003  December 28, 2002
      --------------------------------------------------- ------------------ -------------------
      Raw materials                                            $  1,625           $  2,162
      Work in process                                             3,853              4,179
      Finished goods                                              6,418              5,374
      --------------------------------------------------- ------------------ -------------------
           Total inventories                                   $ 11,896           $ 11,715
      =================================================== ================== ===================

3. Property, Plant and Equipment, Net
   ----------------------------------

Property, plant and equipment, net consisted of the following at September 27, 2003 and December 28, 2002:

      (In thousands, at cost)                             September 27, 2003  December 28, 2002
      --------------------------------------------------- ------------------ -------------------
      Land and improvements                                    $  2,038           $  2,038
      Buildings and leasehold improvements                       24,518             24,456
      Production equipment and other                             46,671             46,023
      Office furniture and equipment                              4,752              4,545
      --------------------------------------------------- ------------------ -------------------
                                                                 77,979             77,062
      Less accumulated depreciation                             (30,631)           (24,771)
      --------------------------------------------------- ------------------ -------------------
           Total property, plant and equipment, net            $ 47,348           $ 52,291
      =================================================== ================== ===================

4. Accrued Expenses
   ----------------

Accrued expenses consisted of the following at September 27, 2003 and December
28, 2002:

      (In thousands)                                      September 27, 2003  December 28, 2002
      --------------------------------------------------- ------------------ -------------------
      Accrued payroll and benefits                             $  2,527           $  2,152
      Accrued warranty                                              887              1,089
      Accrued special charges                                     2,930              3,226
      Other current liabilities                                   2,171              1,687
      Deferred revenue                                              645                389
      Net current liabilities of discontinued operations            --               1,449
      --------------------------------------------------- ------------------ -------------------
           Total accrued expenses                              $  9,160           $  9,992
      =================================================== ================== ===================

5. Long-Term Debt
   --------------

Long-term debt consisted of the following at September 27, 2003 and December 28, 2002:

      (In thousands)                                      September 27, 2003   December 28, 2002
      --------------------------------------------------- ------------------ -------------------
      Mortgage term loans                                      $  6,516           $  7,417
      Lease line of credit                                        7,849              9,290
      --------------------------------------------------- ------------------ -------------------
                                                                 14,365             16,707
      Less current portion                                       (3,279)            (3,045)
      --------------------------------------------------- ------------------ -------------------
           Total long-term debt, net of current portion        $ 11,086           $ 13,662
      =================================================== ================== ===================

In October 2003, the Company renegotiated its existing credit facilities, entering into a $50.0 million senior secured credit facility jointly with two lenders. This new credit facility includes a $35.0 million revolving line of credit (the "Revolver") and a $15.0 million term loan (the "Term Loan"). These credit facilities are secured by all of the Company's assets, and bear interest, at the Company's election, at either the Prime rate or the LIBOR rate, plus an applicable margin based on certain financials ratios, ranging from a minimum of ..25% to a maximum of 2.5%.

The Revolver is a five-year loan, expiring in September 2008, under which the Company may borrow a maximum of $35.0 million, reduced by the amount of all letters of credit outstanding. Advances under the Revolver may be used to finance working capital requirements, capital expenditures, and future acquisitions as permitted under the loan agreement. At October 15, 2003, the Company had $35.0 million available under the revolving line of credit loan, reduced by $5.5 million outstanding under standby letters of credit.

The Term Loan is a five-year loan in the amount of $15.0 million. Under the Term Loan, principal and interest payments will be made in nineteen quarterly installments of $535,714 plus interest, with a final payment of all remaining principal, and accrued and unpaid interest due on September 30, 2008. At October 15, 2003, the effective interest rate was 3.65%. Proceeds from the Term Loan were used to re-finance all debt outstanding under our previous credit facilities.

Under the terms of the Revolver and Term Loan, the Company is required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA and minimum fixed charge coverage convents. As of September 27, 2003, the Company was in compliance with all financial covenants.

6. Discontinued Operations
   -----------------------

During the third quarter of fiscal 2003, the Company filed a joint motion for dismissal of a lawsuit that PPG, Inc. ("PPG") brought against the Company's subsidiary, Delta V Technologies, Inc., whose operations were discontinued in fiscal 1999. As a result of the dismissal, the Company reversed all previously recorded liabilities associated with this discontinued operation in the third quarter of fiscal 2003, resulting in net income of $1.4 million from discontinued operations in the quarter.

7. Income Taxes
   ------------

The Company did not record a provision for federal or state income taxes for the third quarter and first nine months of fiscal 2003, as a result of the utilization of net operating loss carryforwards. The Company did not record a provision for federal or state income taxes for the third quarter and first nine months of fiscal 2002, as a result of tax losses incurred in the nine months ended September 28, 2002.

8. Earnings (Loss) Per Share
   -------------------------

The following represents the calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 27, 2003 and September 28, 2002:

                                                                      Three months ended              Nine months ended
--------------------------------------------------------------- ------------------------------ -------------------------------
                                                                 September 27,   September 28,   September 27,   September 28,
(In thousands, except per share data)                                 2003            2002            2003            2002
--------------------------------------------------------------- -------------- --------------- --------------- ---------------
Income (loss) from
   continuing operations                                          $     1,008     $       621     $     4,623   $    (10,717)
Income from
   discontinued operations                                              1,429              --           1,429             --
                                                                -------------- --------------- --------------- ---------------
Net income (loss)                                                 $     2,437     $       621     $     6,052   $    (10,717)
                                                                ============== =============== =============== ===============

Weighted average common shares
   outstanding - Basic                                                 34,177          34,125          34,158         34,124
Effect of assumed conversion of
   stock options                                                          448               2             171             --
                                                                -------------- --------------- --------------- ---------------
Weighted average common shares
   outstanding - Diluted                                               34,625          34,127          34,329         34,124
                                                                ============== =============== =============== ===============

Earnings (loss) per share - Basic:

   From continuing operations                                     $    0.03       $     0.02      $    0.14     $     (0.31)
                                                                ============== =============== =============== ===============
   From discontinued operations                                   $    0.04       $     0.00      $    0.04     $      0.00
                                                                ============== =============== =============== ===============
Earnings (loss) per share - Basic                                 $    0.07       $     0.02      $    0.18     $     (0.31)
                                                                ============== =============== =============== ===============

Earnings (loss) per share - Diluted:

   From continuing operations                                     $    0.03       $     0.02      $    0.13     $     (0.31)
                                                                ============== =============== =============== ===============
   From discontinued operations                                   $    0.04       $     0.00      $    0.04     $      0.00
                                                                ============== =============== =============== ===============
 Earnings (loss) per share - Diluted                              $    0.07       $     0.02      $    0.17     $     (0.31)
                                                                ============== =============== =============== ===============

Options and warrants to purchase 1,590,427 and 2,412,275 shares of common stock at exercise prices ranging from $6.10 to $22.75 per share were outstanding during a portion of the third quarter and first nine months of fiscal 2003, respectively, but were not included in the computation of diluted earnings per share as the exercise prices of the options and warrants were greater than the average market price of the shares of common stock during those periods.

Options and warrants to purchase 3,993,045 shares of common stock at exercise prices ranging from $3.35 to $26.94 per share were outstanding during a portion of the third quarter of fiscal 2002, but were not included in the computation of diluted earnings per share as the exercise prices of the options and warrants were greater than the average market price of the shares of common stock during that period. All options and warrants outstanding during the first nine months of fiscal 2002 were not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

9. Comprehensive Income
   --------------------

Comprehensive income is comprised of net income and all changes in stockholder's equity except those due to investments by owners and distributions to owners. For the third quarter and first nine months of fiscal 2003 and fiscal 2002, comprehensive income was comprised solely of net income.

10. Segment Information
    -------------------

The following table presents a summary of the Company's operations by segment for the three and nine months ended September 27, 2003 and September 28, 2002:

                                                   Digital Imaging                 Inter-
   (In thousands)                                     Products       Lasertel      Segment       Total
   ----------------------------------------------- --------------- ------------ ------------ ------------
   Three months ended September 27, 2003
   ----------------------------------------------- --------------- ------------ ------------ ------------
   Revenue                                              $ 19,348     $  1,608     $ (1,198)    $ 19,758
   Income (loss) from operations                           1,738         (709)         --         1,029
   Total assets                                           91,229       14,649          --       105,878
   Three months ended September 28, 2002
   ----------------------------------------------- --------------- ------------ ------------ ------------
   Revenue                                              $ 20,961     $  1,321     $ (1,296)    $ 20,986
   Income (loss) from operations                           2,781       (1,947)                      834
   Total assets                                           85,486       16,535                   102,021
   Nine months ended September 27, 2003
   ----------------------------------------------- --------------- ------------ ------------ ------------
   Revenue                                              $ 63,706     $  5,066     $ (4,053)    $ 64,719
   Income (loss) from operations                           7,673       (2,778)                    4,895
   Total assets                                           91,229       14,649                   105,878
   Nine months ended September 28, 2002
   ----------------------------------------------- --------------- ------------ ------------ ------------
   Revenue                                              $ 61,050     $  1,555     $ (1,529)    $ 61,076
   Income (loss) from operations                          (3,872)      (6,194)                  (10,066)
   Total assets                                           85,486       16,535                   102,021

11. Discontinued Programs and Special Charges
    -----------------------------------------

In the second quarter of fiscal 2003, the Company expanded its repositioning actions to reduce costs, which had been initiated in the second quarter of fiscal 2002. The Company recorded a charge of $550,000 in the second quarter of fiscal 2003, primarily related to severance and benefit costs, as a result of headcount reductions in April 2003.

The Company recorded a charge of $4.7 million to cost of products sold and $6.0 million in special charges in the second quarter of fiscal 2002. These charges included inventory, equipment and other asset write-downs, severance and fringe benefit costs, and executive and other contractual obligations.

The following tables summarize the activity related to the discontinued programs and special charges and accrued balances for the nine months ended September 27, 2003:

                                             Balance at    Additional provisions       Utilization
                                            December 28,          through                through            Balance at
(In thousands)                                  2002        September 27, 2003     September 27, 2003   September 27, 2003
----------------------------------------- --------------- ----------------------- -------------------- --------------------
Equipment and other asset
   write-downs                                $     39          $    --                 $    --              $    39
Discontinued programs                            1,501                                       (2)               1,499
Executive contractual obligations                1,257                                     (323)                 934
Severance and fringe benefits                      262               550                   (414)                 398
Lease termination and other costs                  167                                     (107)                  60
----------------------------------------- --------------- ----------------------- -------------------- --------------------
  Total accrued special charges
   and discontinued programs                  $  3,226          $    550                $  (846)             $ 2,930
========================================= =============== ======================= ==================== ====================
Deferred revenue associated with
   discontinued programs                      $    120          $    --                 $   (70)             $    50
========================================= =============== ======================= ==================== ====================

The cumulative cash paid by the Company at September 27, 2003 as a result of the forgoing repositioning actions totaled $2.7 million. The Company anticipates the remaining payments related to the discontinued programs and special charges will be completed by May 2005.

12. Other Information
    -----------------

On September 16, 2003, Presstek filed an action against Fuji Photo Film Corporation, Ltd., in the District Court of Mannheim, Germany for patent infringement. In this action, Presstek alleges that Fuji has manufactured and distributed a product that violates Presstek European Patent 0 644 047 registered under number DE 694 17 129 with the German Patent and Trademark Office. Presstek seeks an order from the court that Fuji refrain from offering the infringing product for sale, from using the infringing material or introducing it for the named purposes, or from possessing such infringing material.

In August 2003, the Company was served with a lawsuit filed on June 2, 2003, in the United States District Court for the District of New Hampshire against the Company and two of its former officers, captioned "James B. Zouras v. Robert Hallman et al." The lawsuit allegedly was filed on behalf of all purchasers of the Company's common stock between December 10, 1999 and July 16, 2001 and alleges, among other things, that misstatements were made to the investing public regarding an arbitration proceeding commenced in 1999 and concluded in 2001 with one of the Company's customers. The complaint does not specify the amount of any damages being claimed. The Company disputes all material allegations of the complaint and intends to vigorously defend the litigation.

In December 1999, PPG, Inc. brought suit against Delta V Technologies, Inc. ("Delta V"), a subsidiary of the Company, and Presstek. The suit alleged that Delta V sold to PPG certain vacuum coating equipment that did not meet certain product specifications. PPG sought damages in excess of $7.0 million. PPG sought to hold Presstek liable for the alleged breach of contract by its subsidiary, Delta V, on a theory of indirect liability. Presstek and Delta V answered PPG's complaint. Delta V asserted a counterclaim against PPG for PPG's failure to make the final installment payment in excess of $400,000 for Delta V's work. In November 2002, the U.S. District Court granted summary judgment in favor of Presstek, because, as a matter of law, PPG was unable to demonstrate any grounds upon which to hold Presstek liable for any alleged breach of contract by Delta
V. In August 2003, PPG and Delta V reached a settlement in this matter and the suit was dismissed with prejudice.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations for our financial and operating performance in 2003 and beyond; the adequacy of internal cash and working capital for our operations; the strength of our various strategic partnerships (both on manufacturing and distribution); our ability to secure other strategic alliances and relationships; our expectations regarding Presstek's strategy for growth; our expectations and plans regarding market penetration, including the strength and scope of our distribution channels and our expectations regarding sales of DI presses in Europe; our expectations regarding our new OEM relationships with Heidelberg Druckmaschinen, AG, ("Heidelberg"); our expectations regarding the sale of our products and use of our technology including pricing; our expectations regarding the manufacture and performance of existing, planned and recently introduced products; the effects, market acceptance, or pricing of competitive products, including the impact of a competitive plate product introduced by a strategic partner; the placement of orders for direct imaging kits; our expectations regarding the effects and benefits of the Company's streamlining of operations and reductions in force, and the expected effect of adopting recently issued accounting standards, among others. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors that could cause or contribute to such differences include, but are not limited to, our dependency on our strategic partners (both on manufacturing and distribution); uncertainty surrounding patent protection, shortages of critical or sole-source component supplies; the availability and quality of Lasertel's laser diodes; manufacturing constraints or difficulties (as well as manufacturing difficulties experienced by our sub-manufacturing partners and their capacity constraints); the impact of general market factors in the print industry generally and the economy as a whole; market acceptance of and demand for our products and resulting revenues; the introduction and market acceptance of competitive products; risk and impact of litigation; and other risks detailed in the Company's reports on file with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended December 28, 2002, as well as those discussed elsewhere in this report. The words "looking forward," "looking ahead," "believe(s)," "should," "plan," "expect(s)," "project(s)," "anticipate(s)," "may," "likely," "potential," "opportunity" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made and readers are advised to consider such forward-looking statements in light of the risks set forth below. Presstek undertakes no obligation to update any forward-looking statements contained in this Quarterly Report on Form 10-Q.

BACKGROUND

Presstek, Inc. ("Presstek(R)", "we" or "us"), incorporated in Delaware in 1987, is a manufacturer, developer and marketer of digital laser imaging and chemistry-free plate technologies for the printing and graphic arts industries. Presstek's products and applications incorporate its patented Direct Imaging ("DI(R)") technologies and consumables for computer-to-plate ("CTP") and direct-to-press applications. Presstek's DI technology enables "direct to press" imaging, whereby the printing plates are imaged on the press directly from digital files, bypassing numerous prepress procedures and chemical processes in preparing jobs for presswork. Our CTP or off-press imaging allows operators of conventional printing presses the ability to image plates directly from digital files to the CTP device. The printer then uses these plates as they would a traditional plate, but without the chemical processes required for conventional plates.

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

We operate and report on a 52 or 53 week fiscal year, ending on the Saturday closest to December 31. Accordingly, the financial statements include the thirteen-week periods ended September 27, 2003 ("the third quarter of fiscal 2003") and September 28, 2002 ("the third quarter of fiscal 2002"), and the thirty-nine week periods ended September 27, 2003 ("the first nine months of fiscal 2003"), and September 28, 2002 ("the first nine months of fiscal 2002").

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

REVENUE RECOGNITION

Presstek recognizes revenue when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collection is reasonably assured.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Presstek evaluates its accounts receivable on an ongoing basis and establishes an allowance for doubtful accounts based on specific customer circumstances and on its historical rate of write-offs. We include any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in an overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. While we believe the allowance for doubtful accounts as of September 27, 2003 is adequate, actual write-offs might exceed the recorded allowance.

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

RESULTS OF OPERATIONS

REVENUE

Revenue for the third quarter and first nine months of fiscal 2003 of $19.8 million and $64.7 million, respectively, consisted of product sales, customer support revenue, royalties and license fees. Revenue for the third quarter decreased $1.2 million or 6%, as compared to $21.0 million for the third quarter of fiscal 2002. Revenue for the first nine months of fiscal 2003 increased $3.6 million or 6%, as compared to $61.1 million for the first nine months of 2002.

Product sales for the Digital Imaging Products segment, including the sale of equipment and consumables, were $18.4 million and $60.1 million for the third quarter and first nine months of fiscal 2003, respectively, a decrease of $1.3 million or 7% and an increase of $3.4 million or 6%, as compared to $19.7 million and $56.7 million for the third quarter and first nine months of fiscal 2002, respectively. The decrease in product sales for the third quarter of fiscal 2003 was primarily due to volume decreases in the sale of our consumable products, as well as decreased shipments of direct imaging kits to Heidelberg, partially offset by increased sales of presses and CTP equipment. The increase in product sales for the first nine months of fiscal 2003 was due primarily to volume increases in sales of the Karat 46 press to Koenig & Bauer, AG ("KBA"), the KPG DI press to Kodak Polychrome Graphics ("KPG"), as well as our CTP platesetter products, partially offset by decreases in shipments of direct imaging kits to Heidelberg for use in the Quickmaster DI, and shipments to Xerox Corporation ("Xerox") of the DocuColor 233DI.

The revenue generated from the sale of consumable products was $12.2 million and $39.5 million for the third quarter and first nine months of fiscal 2003, respectively, a decrease of $1.6 million or 12% and $127,000 or less than 1%, as compared to $13.8 million and $39.7 million in the third quarter and first nine months of fiscal 2002, respectively. These decreases are primarily related to volume decreases in sales of our Quickmaster DI consumables, as well as price reductions on sales of these consumables through select dealers in our European distribution channel.

In July 2003, we entered into OEM agreements with Heidelberg and Heidelberg USA that provide us with certain preferred supplier rights, which vary based on territory, time period and sales volume. Under the terms of the OEM agreements, which include minimum volume commitments from Heidelberg and Heidelberg USA, we will manufacture and supply Heidelberg branded consumable plate products for the Heidelberg Quickmaster DI press. Shipments to Heidelberg of the branded consumable product began in August 2003.

Consumable product revenue includes sales under our agreements with Heidelberg and its distributors of $3.3 million and $12.3 million for the third quarter and first nine months of fiscal 2003, a decrease of $3.4 million or 51% and $4.8 million or 28%, respectively, as compared to $6.7 million and $17.1 million in the third quarter and first nine months of fiscal 2002. These decreases are primarily the result of a re-alignment of Quickmaster DI consumable inventory levels in the Heidelberg channel from the Presstek branded product to the Heidelberg OEM consumable product.

As previously disclosed, in March 2003, we expanded the product offerings to select dealers in our European distribution channel to include the sale of Quickmaster DI consumables. In connection with this offering, we reduced pricing on our full line of spooled consumables distributed through this distribution channel by up to 20%. This new pricing reduced the revenue we generated from sales of our spooled consumable products by approximately $140,000 in the third quarter of fiscal 2003. This new pricing, in addition to the pricing under our new OEM agreements with Heidelberg, may result in a further reduction of revenue generated from spooled consumables sales of up to $750,000 in the fourth quarter of fiscal 2003. While the expected lost revenue resulting from the price reduction may be offset by increased revenue from increased volume of spooled consumable sales derived from additional presses installed and increased usage of spooled consumables, there can be no assurance that this expected lost revenue will be offset. In addition, market conditions may require us to expand the regions in which we offer reduced prices, or to further reduce our spooled consumable prices, which could further reduce our revenues in 2003 and beyond. This could have a material adverse effect on our business, results of operations and financial position.

Revenue generated from services related to customer support, including installation and service contract revenue, was $470,000 and $1.5 million for the third quarter and first nine months of fiscal 2003, respectively, an increase of $201,000 or 75% and $500,000 or 50%, as compared to $269,000 and $1.0 million for the third quarter and first nine months of fiscal 2002, respectively. These increases relate primarily to the sale of service maintenance agreements related to our CTP Dimension products.

Royalties and fees from licensees for the third quarter and first nine months of fiscal 2003 were $491,000 and $2.1 million, a decrease of $533,000 or 52% and $1.3 million or 38%, as compared to $1.0 million and $3.4 million for the third quarter and first nine months of fiscal 2002, respectively. These decreases relate primarily to decreased shipments to Heidelberg of direct imaging kits used in the Quickmaster DI. Heidelberg has indicated, as a result of the global economic slowdown, that it has an inventory of direct imaging kits on hand to support its production requirements for at least six months. We currently believe that orders for direct imaging kits may not resume until sometime in fiscal 2004, however, there can be no assurance that any orders will be received at this time.

Revenue generated under our agreements with Heidelberg and its distributors was $3.5 million and $14.9 million for the third quarter and first nine months of fiscal 2003, a decrease of $4.8 million or 58%, and $8.6 million or 37%, respectively, as compared to $8.3 million and $23.5 million in the third quarter and first nine months of fiscal 2002, respectively. These decreases are due primarily to decreased shipments to Heidelberg of direct imaging kits used in the Quickmaster DI, as well as decreased consumable shipments. Revenue from Heidelberg represented 18% and 23% of total revenue for the third quarter and first nine months of fiscal 2003, as compared to 38% and 42% of total revenue for the third quarter and first nine months of fiscal 2002, respectively.

Heidelberg announced in March 2003 that it planned to introduce a competitive plate product, as an alternative to Presstek's PEARLdry for the Quickmaster DI. While the impact to our business from this competitive plate has not been material to date, it is still too early to estimate the impact this plate may have on our business in the future. The introduction of a competitive plate could reduce the revenue generated by Presstek under its agreements with Heidelberg, including the OEM agreements entered into in July 2003. It could also lead to downward pricing pressure on our full line of spooled consumable products, which could have a material adverse effect on our business, results of operations or financial condition.

Revenue generated under our agreements with KBA and its distributors was $2.0 million and $7.0 million for the third quarter and first nine months of fiscal 2003, respectively, an increase of $1.1 million or 133% and $3.6 million or 106%, as compared to $858,000 and $3.4 million for the comparable periods in fiscal 2002, respectively. These increases are primarily the result of increased press sales to KBA.

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

Revenue for the Lasertel segment for the third quarter and first nine months of fiscal 2003 was $410,000 and $1.0 million, respectively, and primarily related to the sale of products for defense industry applications. Product sales to external customers for the third quarter and first nine months of fiscal 2002 were not material.

COST OF PRODUCTS SOLD

Cost of products sold consists of the cost of material, labor and overhead, shipping and handling costs and warranty expenses. Cost of products sold for the Digital Imaging Products segment were $11.5 million or 60% of revenue and $36.2 million or 57% of revenue, for the third quarter and first nine months of fiscal 2003, respectively, a decrease of $300,000 and $1.0 million or 3%, as compared to $11.8 million or 56% of revenue and $37.2 million or 61% of revenue, for the comparable periods in fiscal 2002, respectively. These decreases are primarily the result of decreased production costs as a result of decreased sales volume.

Gross margin (defined as total revenue less cost of products sold) as a percentage of total revenue for the Digital Imaging Products segment was 40% for the third quarter and 43% for the first nine months of fiscal 2003, respectively, as compared to 44% and 39% for the third quarter and first nine months of fiscal 2002, respectively. The reduction in gross margin in the third quarter of 2003 was primarily the result of an unfavorable product mix. In the first nine months of fiscal 2002, gross margin was unfavorably impacted by a $4.0 million charge related to inventory write-downs and other charges for discontinued programs.

Cost of products sold for the Lasertel segment was $623,000 and $2.4 million for the third quarter and first nine months of fiscal 2003, respectively, a decrease of approximately $862,000 or 58% and $2.4 million or 50%, as compared to $1.5 million and $4.8 million for the third quarter and first nine months of fiscal 2002, respectively. The decrease in cost of products sold relates primarily to yield improvements, as well as a reduction in inventory write-downs for discontinued programs as a result of a $688,000 charge recorded in the second quarter of fiscal 2002.

RESEARCH AND PRODUCT DEVELOPMENT

Research and product development expenses consist primarily of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment, consumables and high-powered laser diode product development efforts.

Research and product development expenses for the Digital Imaging Products segment were $1.5 million and $4.8 million or 8% of revenue, for the third quarter and first nine months of fiscal 2003, respectively, a decrease of $500,000 and $2.4 million as compared to $2.0 million or 10% of revenue and $7.2 million or 12% of revenue for the comparable periods in fiscal 2002, respectively. These decreases relate primarily to a reduction in the number of development programs which resulted in reduced expenditures in salaries and benefits, parts and supplies, and professional and contractor services. Presstek's product development cycle centers around major industry trade shows, and as a result, our research and product development expenses vary in accordance with our product development cycle.

Research and product development expenses for the Lasertel segment were $151,000 and $670,000, for the third quarter and first nine months of fiscal 2003, respectively, an increase of $135,000 and $581,000, as compared to $16,000 and $89,000 for the comparable periods in fiscal 2002, respectively. These increases relate primarily to additional research and product development activities undertaken in the industrial markets.

SALES, MARKETING AND CUSTOMER SUPPORT

Sales, marketing and customer support expenses consist primarily of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs related to our sales, marketing and customer support activities.

Sales, marketing and customer support expenses for the Digital Imaging Products segment were $2.8 million or 15% of revenue and $8.5 million or 13% of revenue, for the third quarter and first nine months of fiscal 2003, respectively, an increase of $500,000 and $600,000, as compared to $2.3 million or 11% of revenue and $7.9 million or 13% of revenue for the comparable periods in fiscal 2002, respectively.

These increases relate primarily to an increase in salaries and related benefits, as well as, professional fees associated with promotional activities directed at product distribution, offset in part by reduced travel and related expenses for customer support activities.

Sales and marketing expenses for the Lasertel segment were $74,000 and $247,000 for the third quarter and first nine months of fiscal 2003, respectively, an increase of $52,000 and $67,000, as compared to $22,000 and $180,000 for the comparable periods in fiscal 2002, respectively. These increases were the result of increased promotional activities related to trade shows held in the second quarter of fiscal 2003.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of payroll and related expenses for personnel, and contracted professional services necessary to conduct our finance, information systems, human resources and administrative activities.

General and administrative expenses for the Digital Imaging Products segment were $1.8 million or 9% of revenue and $6.3 million or 10% of revenue, for the third quarter and first nine months of fiscal 2003, respectively, a decrease of $300,000 and $400,000, as compared to $2.1 million or 10% of revenue and $6.7 million or 11% of revenue for the comparable periods in fiscal 2002, respectively. These decreases relate primarily to decreased legal fees as a result of the resolution of patent litigation with Creo Products, Inc., as well as decreases in salaries and benefits as a result of a decrease in head count in the second quarter of fiscal 2003.

General and administrative expenses for the Lasertel segment were $271,000 and $787,000, for the third quarter and first nine months of fiscal 2003, respectively, a decrease of $179,000 and $313,000, as compared to $450,000 and $1.1 million, for the comparable periods in fiscal 2002, respectively. These decreases relate primarily to a decrease in professional services and fees.

DISCONTINUED OPERATIONS

During the third quarter of fiscal 2003, we filed a joint motion for dismissal of a lawsuit that PPG, Inc. ("PPG") brought against our subsidiary Delta V Technologies, Inc., ("Delta V") whose operations were discontinued in fiscal 1999. As a result of the dismissal, we reversed all previously recorded liabilities associated with this discontinued operation in the third quarter of fiscal 2003, resulting in net income of $1.4 million from discontinued operations in the quarter.

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

OTHER INCOME (EXPENSE), NET

Other income (expense), net consists primarily of net interest expense, and other miscellaneous expenses. Interest expense, net was $97,000 and $369,000 for the third quarter and first nine months of fiscal 2003 respectively, a decrease of $127,000 and $310,000, respectively, as compared to $224,000 and $679,000 for the comparable periods in fiscal 2002.

Interest income was $82,000 and $233,000 for the third quarter and first nine months of fiscal 2003, an increase of $27,000 and $115,000, respectively, as compared to $55,000 and $118,000 for the comparable periods in fiscal 2002. These increases are a result of increased cash balances available for investment.

Interest expense was $179,000 and $602,000 for the third quarter and first nine months of fiscal 2003, a decrease of $100,000 and $195,000, respectively, as compared to $279,000 and $797,000 for the comparable periods in fiscal 2002. These decreases are a result of lower average debt balances and lower interest rates on borrowings.

PROVISION FOR INCOME TAXES

We did not record a provision for federal or state income taxes for the third quarter and first nine months of fiscal 2003, as a result of the utilization of net operating loss carryforwards. We did not record a provision for federal or state income taxes for the third quarter and first nine months of fiscal 2002 as a result of tax losses incurred in the nine months ended September 28, 2002.

INCOME (LOSS) FROM CONTINUING OPERATIONS

As a result of the foregoing, we had income from continuing operations of $1.0 million and $4.6 million for the third quarter and first nine months of fiscal 2003, as compared to income from continuing operations of $621,000 for the third quarter of fiscal 2002 and a loss from continuing operations of $10.7 million for the first nine months of fiscal 2002.

INCOME FROM DISCONTINUED OPERATIONS

As a result of the dismissal of the lawsuit that PPG brought against our subsidiary Delta V, whose operations were discontinued in fiscal 1999, we reversed all previously recorded liabilities associated with this discontinued operation in the third quarter of fiscal 2003, resulting in net income of $1.4 million from discontinued operations for the third quarter and first nine months of fiscal 2003. There was no income or loss from discontinued operations for the third quarter and first nine months of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings. At September 27, 2003, we had cash and cash equivalents of $26.7 million and working capital (defined as total current assets less total current liabilities) of $37.8 million as compared to cash and cash equivalents of $17.6 million and working capital of $28.6 million at December 28, 2002. The increase in cash and cash equivalents of $9.1 million for the first nine months of fiscal 2003 was primarily due to net cash provided by operating activities of $12.2 million, offset by cash of $3.1 million used in investing and financing activities.

Net cash provided by operating activities of continuing operations was $12.2 million for the first nine months of fiscal 2003, and is due primarily to income from continuing operations of $4.6 million, non-cash charges of depreciation, amortization, and other charges of $9.6 million, including $550,000 in special charges as a result of head count reductions, and an increase in accounts payable of $941,000, offset primarily by increases in accounts receivable, and other assets of $1.7 million and a decrease in accrued and other expenses of $1.2 million. The increase in accounts receivable is attributable primarily to the timing of sales later in the third quarter of fiscal 2003. The increase in accounts payable is primarily the result of an increase in equipment payable at the end of the third quarter of fiscal 2003. The decrease in accrued expenses is primarily related to the reversal of all previously recorded liabilities associated with our discontinued operation, Delta V, in the third quarter of fiscal 2003.

Net cash used in investing activities was $1.0 million for the first nine months of fiscal 2003, and consisted primarily of additions to property, plant and equipment used in the business.

Net cash used in financing activities was $2.1 million for the first nine months of fiscal 2003, and consisted primarily of payments on the mortgage term loans and the equipment lease line of credit facility.

In October 2003, we renegotiated our existing credit facilities, entering into a $50.0 million senior secured credit facility jointly with two lenders. This new credit facility includes a $35.0 million revolving line of credit (the "Revolver") and a $15.0 million term loan (the "Term Loan"). These credit facilities are secured by all our assets, and bear interest, at our election, at either the Prime rate or the LIBOR rate, plus an applicable margin based on certain financials ratios, ranging from a minimum of .25% to a maximum of 2.5%.

The Revolver is a five-year loan, expiring in September 2008, under which we may borrow a maximum of $35.0 million, reduced by the amount of all letters of credit outstanding. Advances under the Revolver may be used to finance working capital requirements, capital expenditures, and future acquisitions as permitted under the loan agreement. At October 15, 2003, we had $35.0 million available under the revolving line of credit loan, reduced by $5.5 million outstanding under standby letters of credit.

The Term Loan is a five-year loan in the amount of $15.0 million. Under the Term Loan, principal and interest payments will be made in nineteen quarterly installments of $535,714 plus interest, with a final payment of all remaining principal, and accrued and unpaid interest due on September 30, 2008. At October 15, 2003, the effective interest rate was 3.65%. Proceeds from the Term Loan were used to re-finance all debt outstanding under our previous credit facilities.

Under the terms of the Revolver and Term Loan, we are required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA and minimum fixed charge coverage convents. As of September 27, 2003, we were in compliance with all financial covenants.

We have future contractual payment obligations through 2010 that primarily relate to debt, royalty obligations, executive contractual obligations and operating leases. The following table represents our future commitments at September 27, 2003 and December 28, 2002:

      (In thousands)                           September 27,   December 28,
                                                    2003           2002
      --------------------------------------- --------------- ------------
      Credit facilities                            $ 14,365       $ 16,707
      Royalty obligation                             11,567         11,900
      Executive contractual obligations               2,695          3,100
      Lease agreements                                   10            121
      --------------------------------------- --------------- ------------
         Total contractual obligations             $ 28,637       $ 31,828
      ======================================= =============== ============

Heidelberg announced in March 2003 that it planned to introduce a competitive plate product, as an alternative to Presstek's PEARLdry for the Quickmaster DI. While the impact to our business from this competitive plate has not been material to date, it is still too early to estimate the impact this plate may have on our business in the future. The introduction of a competitive plate could reduce the revenue generated by Presstek under its agreements with Heidelberg, including the OEM agreements entered into in July 2003. It could also lead to downward pricing pressure on our full line of spooled consumable products, which could have a material adverse effect on our business, results of operations or financial condition.

We believe that existing funds, cash flows from operations, and cash available under our Revolver should be sufficient to satisfy working capital requirements and capital expenditures through the next twelve months. There can be no assurance, however, that we will not require additional financing, or that such additional financing, if needed, will be available on acceptable terms.

EFFECT OF INFLATION

Inflation has not had, and is not expected to have, a material impact upon our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
        ----------------------------------------------------------

We are exposed to market risk from changes in interest rates primarily as a result of our borrowing activities, and to a lesser extent, our investing activities. The majority of our long-term borrowings are in variable rate instruments. We have entered into interest rate swap agreements related to our new credit facility. We currently have no material exposure to interest rate fluctuations on our short-term investments.

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

ITEM 4. CONTROLS AND PROCEDURES.
        -----------------------

(a) Evaluation of Disclosure Controls and Procedures

As of September 27, 2003, we have, under the supervision and with the participation of the Presstek's management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Presstek's disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Presstek's Chief Executive Officer and Chief Financial Officer concluded that, as of September 27, 2003, Presstek's disclosure controls and procedures are effective in ensuring that material information relating to Presstek (including its consolidated subsidiaries) required to be disclosed by Presstek in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to Presstek's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in Presstek's internal control over financial reporting over our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Part I - Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 filed with the Commission on March 28, 2003 for a description of certain legal proceedings involving the Company. All of such information is hereby incorporated by reference in response to this item.

On September 16, 2003, Presstek filed an action against Fuji Photo Film Corporation, Ltd. in the District Court of Mannheim, Germany for patent infringement, alleging a disputed value tentatively estimated at 1,000,000.00 euros. In this action, Presstek alleges that Fuji has manufactured and distributed a product that violates Presstek European Patent 0 644 047 registered under number DE 694 17 129 with the German Patent and Trademark Office. Presstek seeks an order from the court that Fuji refrain from offering the infringing product for sale, from using the infringing material or introducing it for the named purposes, or from possessing such infringing material.

In August 2003, the Company was served with a lawsuit filed on June 2, 2003, in the United States District Court for the District of New Hampshire against the Company and two of its former officers, captioned "James B. Zouras v. Robert Hallman et al." The lawsuit allegedly was filed on behalf of all purchasers of the Company's common stock between December 10, 1999 and July 16, 2001 and alleges, among other things, that misstatements were made to the investing public regarding an arbitration proceeding commenced in 1999 and concluded in 2001 with one of the Company's customers. The complaint does not specify the amount of any damages being claimed. The Company disputes all material allegations of the complaint and intends to vigorously defend the litigation.

In December 1999, PPG, Inc. ("PPG") brought suit against Delta V and Presstek. The suit alleged that Delta V sold to PPG certain vacuum coating equipment that did not meet certain product specifications. PPG sought damages in excess of $7.0 million. PPG sought to hold Presstek liable for the alleged breach of contract by its subsidiary, Delta V, on a theory of indirect liability. Presstek and Delta V answered PPG's complaint. Delta V asserted a counterclaim against PPG for PPG's failure to make the final installment payment in excess of $400,000 for Delta V's work, and also asserted a cross-claim against Circonix, a Delta V subcontractor for the vacuum coater project. Circonix filed cross-claims against Presstek and Delta V. On February 1, 2002, Circonix filed a voluntary petition of bankruptcy in the United States Bankruptcy Court, staying the litigation of the claims against, and asserted by, Circonix. In November 2002, the U.S. District Court granted summary judgment in favor of Presstek, because, as a matter of law, PPG was unable to demonstrate any grounds upon which to hold Presstek liable for any alleged breach of contract by Delta V. In August 2003, PPG and Delta V reached a settlement in this matter and the suit was dismissed with prejudice.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1* OEM Consumables Supply Agreement by and between Presstek, Inc. and Heidelberg Druckmaschinen, AG., dated July 1, 2003 (filed herewith).

10.2* OEM Consumables Supply Agreement by and between Presstek, Inc. and Heidelberg U.S.A., Inc. dated July 1, 2003 (filed herewith).

10.3 Credit Agreement by and among Presstek, Inc., Lasertel Inc., Citizens Bank New Hampshire and Keybank National Association dated October 15, 2003 (filed herewith).

10.4 Revolving Note dated October 15, 2003 made by Presstek, Inc. in favor of Citizens Bank New Hampshire (filed herewith).

10.5 Revolving Note dated October 15, 2003 made by Presstek, Inc. in favor of KeyBank National Association (filed herewith).

10.6 Term Note dated October 15, 2003 made by Presstek, Inc. in favor of Citizens Bank New Hampshire (filed herewith).

10.7 Term Note dated October 15, 2003 made by Presstek, Inc. in favor of KeyBank National Association (filed herewith).

10.8 Swing Line Note dated October 15, 2003 made by Presstek, Inc. in favor of Citizens Bank New Hampshire (filed herewith).

10.9 Security Agreement by and between Presstek, Inc. and Citizens Bank New Hampshire dated October 15, 2003 (filed herewith).

10.10 Security Agreement by and between Lasertel Inc. and Citizens Bank New Hampshire dated October 15, 2003 (filed herewith).

10.11 Security Agreement (Intellectual Property) by and between Presstek, Inc. and Citizens Bank New Hampshire dated October 15, 2003 (filed herewith).

10.12 Security Agreement (Intellectual Property) by and between Lasertel Inc. and Citizens Bank New Hampshire dated October 15, 2003 (filed herewith).

10.13 Mortgage and Security Agreement between Presstek, Inc. and Citizens Bank New Hampshire dated October 15, 2003 (filed herewith).

10.14 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and among Presstek, Inc., First American Title Insurance Company and Citizens Bank New Hampshire dated October 15, 2003 (filed herewith).

31.1 Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2 Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

* Confidential treatment requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

(b) Reports on Form 8-K

          A Form 8-K was filed on July 24, 2003 furnishing information pursuant to Item 9 and 12 relating to the press release of Presstek, dated July 24, 2003 reporting Presstek's financial results for the fiscal quarter June 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PRESSTEK, INC.
                                        (Registrant)


Date: November 12, 2003                 /s/ Edward J. Marino
                                        ----------------------------------------
                                        By: Edward J. Marino
                                        President and Chief Executive Officer
                                        (Principal Executive and Duly Authorized
                                        Officer)


Date: November 12, 2003                 /s/ Moosa E. Moosa
                                        ----------------------------------------
                                        By: Moosa E. Moosa
                                        Vice President - Finance,
                                        Chief Financial Officer, Treasurer and
                                        Secretary (Principal Financial and
                                        Accounting Officer)

EXHIBIT INDEX

10.1* OEM Consumables Supply Agreement by and between Presstek, Inc. and Heidelberg Druckmaschinen, AG., dated July 1, 2003 (filed herewith).

10.2* OEM Consumables Supply Agreement by and between Presstek, Inc. and Heidelberg U.S.A., dated July 1, 2003 (filed herewith).

10.3 Credit Agreement by and among Presstek, Inc., Lasertel Inc., Citizens Bank New Hampshire and Keybank National Association dated October 15, 2003 (filed herewith).

10.4 Revolving Note dated October 15, 2003 made by Presstek, Inc. in favor of Citizens Bank New Hampshire (filed herewith).

10.5 Revolving Note dated October 15, 2003 made by Presstek, Inc. in favor of KeyBank National Association (filed herewith).

10.6 Term Note dated October 15, 2003 made by Presstek, Inc. in favor of Citizens Bank New Hampshire (filed herewith).

10.7 Term Note dated October 15, 2003 made by Presstek, Inc. in favor of KeyBank National Association (filed herewith).

10.8 Swing Line Note dated October 15, 2003 made by Presstek, Inc. in favor of Citizens Bank New Hampshire (filed herewith).

10.9 Security Agreement by and between Presstek, Inc. and Citizens Bank New Hampshire dated October 15, 2003 (filed herewith).

10.10 Security Agreement by and between Lasertel Inc. and Citizens Bank New Hampshire dated October 15, 2003 (filed herewith).

10.11 Security Agreement (Intellectual Property) by and between Presstek, Inc. and Citizens Bank New Hampshire dated October 15, 2003 (filed herewith).

10.12 Security Agreement (Intellectual Property) by and between Lasertel Inc. and Citizens Bank New Hampshire dated October 15, 2003 (filed herewith).

10.13 Mortgage and Security Agreement between Presstek, Inc. and Citizens Bank New Hampshire dated October 15, 2003 (filed herewith).

10.14 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and among Presstek, Inc., First American Title Insurance Company and Citizens Bank New Hampshire dated October 15, 2003 (filed herewith).

31.1 Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2 Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

* Confidential treatment requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.