Form 10-K
period 2004-01-03
PRESSTEK INC /DE/
filed 2004-03-18
CIK 846876

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2004

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

Common Stock, $.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2003 was approximately $189,000,000.

      As of February 27, 2004, there were 34,252,425 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

      Parts of the definitive Proxy Statement (which is expected to be filed within 120 days after the Company’s fiscal year end) for the registrant’s Annual Meeting of Stockholders to be held on June 8, 2004 are incorporated by reference into Part II and Part III of this Form 10-K.

PART I

Item 1.	Business

General

      Presstek, Inc. (“Presstek®”, the “Company”, “we” or “us”), is a developer, manufacturer, and marketer of digital laser imaging and chemistry-free plate technologies for the printing and graphic arts industries. Presstek’s products and applications incorporate its patented Direct Imaging (“DI®”) technologies and consumables for direct-to-press and computer-to-plate (“CTP”) applications. Presstek’s DI technology enables “direct to press” or on-press imaging, whereby the printing plates are imaged on the press directly from digital files, bypassing numerous prepress procedures and chemical processes in preparing jobs for presswork. Our imaging technology also enables computer-to-plate or off-press imaging whereby operators of conventional printing presses image plates directly from digital files to a CTP device. The printer then uses these imaged plates on a traditional printing press, but without the chemical processes required for conventional plates.

      Our patented DI thermal laser diode product family enables customers to produce high quality, full-color lithographic printed materials more quickly and cost effectively than conventional methods. Presstek’s patented DI, CTP and plate products eliminate photographic darkrooms, film, and toxic chemical processing, which results in reduced printing cycle time and lowers the effective cost of production for commercial printers. Presstek solutions make it easier for printers to meet increasing customer demand for shorter print runs, faster turnaround times and improved cost competitiveness, with an environmentally friendly process that avoids the chemicals associated with plate development.

      Our DI technologies are marketed to leading press manufacturers to be incorporated into their direct imaging presses, and are also used in our Dimension® series of CTP systems. Our patented ProFire® laser imaging system, and our recently introduced ProFire Excel imaging system, represent the next generation technology which can be adapted to many DI presses and CTP devices. Presstek’s Dimension CTP systems incorporate the ProFire® system and use our chemistry free printing plates, Applause® and Anthem®.

      Presstek’s CTP workflow and automated DI printing technology not only complement digital publishing technology, they also help printers meet the short-run, quick turnaround color demands of the printing marketplace. By significantly increasing the efficiency with which jobs are prepared for print, Presstek’s technology makes shorter printing runs more feasible at lower costs. Our technology utilizes the offset lithographic method of applying ink to paper that is universally accepted by printers and consumers to produce the versatile, high-quality characteristics they require.

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

Business Overview

      Beginning in the late 1980’s, we developed a direct imaging system that allows digitally formatted file data to be used to image a printing plate directly on the printing press. Presstek’s technology and products use thermal energy generated by lasers to reproduce digital files directly onto printing plates, without the daylight sensitive, photomechanical and chemical processes associated with other imaging methods. Our direct imaging technology is currently being used in a variety of both on-press and off-press applications. This capability has provided a number of new applications for direct imaging systems and patented thermal-based digital media and consumable printing plates.

      In 2000 we established Lasertel for the purpose of securing a supply of laser diodes for Presstek, which are critical components of our imaging technology. Lasertel is located in Tucson, Arizona, and is primarily engaged in the manufacture and development of high-powered laser diodes. In addition to focusing its efforts on supplying laser diodes to Presstek, Lasertel has also developed laser products for the defense industry, and continues to develop prototypes for qualification in the defense and industrial industries. There can be no assurance, however, that any of these prototypes, if and when marketed, will be commercially successful or produce significant revenue for Presstek or Lasertel.

      Presstek operates in two reportable segments, the Digital Imaging Products segment and the Lasertel segment. The Digital Imaging Products segment is primarily engaged in the development, manufacture and sale of our patented digital imaging systems and printing plate technologies for direct-to-press, or on-press applications, and CTP, or off-press applications. The Lasertel segment is primarily engaged in the manufacture and development of high-powered laser diodes for Presstek and other customers.

      Information about our business segments, major customers and geographic areas are included in Note 11 to the Company’s financial statements appearing elsewhere herein.

      Presstek was incorporated in Delaware in 1987. Presstek’s headquarters are located at 55 Executive Drive, Hudson, New Hampshire, 03051. Our general telephone number is 603-595-7000, and our web site can be found at www.presstek.com.

Presstek’s DI Technology

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

      A DI digital imaging system is composed of a series of solid state semiconductor laser diodes held in a fixed array that can range in size, depending on the application, from as few as 8 diodes to as many as 64 diodes. Each diode is under computer control and can be turned off and on at very high speeds, usually measured in microseconds. When the diode is turned on, it creates a miniature, precise, beam of high-power, infrared laser light. The beam is focused on a specific area on the surface of the thermal printing plate causing this area of the plate to instantaneously heat up, creating an image by ablation. This ablation effect creates an ink-receptive surface, or a water receptive surface in the case of positive writing plates. This laser-based imaging concept is used on both direct-to-press and CTP systems. While many companies have experience using lasers in CTP applications, Presstek’s multiple laser diode arrays have been working more reliably and at lower operating costs in the harsh environments of on-press imaging.

      The ProFire integrated imaging system, introduced in May 2000, integrates lasers, laser drivers, digital electronics, and motion control into one modular package design that can be adapted to many CTP devices or direct imaging presses. The ProFire system has three major components: the FirePower™ laser diode system, made up of unique four-beam laser diodes and laser drivers, the integrated motion system that controls the placement of the laser diodes, and the FireStation™ digital controller and data server. This modular system allows us to expand the number of diodes mounted on a fixed array, increasing image size, speed, and overall imaging performance. FirePower lasers are incorporated in Presstek’s ProFire imaging modules, which combine lasers, electronics and motion control in a compact package for efficient manufacturing and ease of incorporation into DI press designs and CTP systems. The current generation of semiconductor lasers has quadrupled the output of preceding lasers for faster imaging times and improved accuracy. Our Lasertel subsidiary provides Presstek with a steady supply of lasers and the scientific expertise to advance its technology.

      The ProFire Excel laser imaging system, our next generation thermal imaging platform, is designed to bring improved productivity, higher quality and reduced cost to DI and thermal CTP applications. The foundation of ProFire Excel is a single Image Data Board replacing the nine separate boards utilized in the current version of

ProFire. The Image Data Board controls 16-micron diodes and features our patented Image Plus technology. Among the advantages of Image Plus is a new imaging mode that substantially increases image quality by reducing the spot size from 21x22 microns to 15x16 microns. The smaller footprint and compact design of ProFire Excel open up new options for the next generation of direct imaging presses and CTP applications. Products incorporating ProFire Excel are expected to be introduced in May 2004.

      We continue to develop and commercialize our DI digital imaging systems for on-press applications. There can be no assurance, however, that we will be able to successfully commercialize additional products that incorporate this technology.

The Dimension CTP Product Line

      The Dimension platesetter is a CTP imaging device that can image our Anthem, PEARLdry® Plus and Applause thermal plates in an A3 (2-page), A2 (4-page) or A1 (8-page) format size. The Dimension utilizes Presstek’s ProFire direct imaging technology, and can produce completely imaged printing plates, ready to be mounted on a printing press, within 3 to 5 minutes depending on the plate size. This simplified workflow results not only in higher levels of automation and repeatability, but also in lower cost per finished plate and smaller overall work space requirements for platemaking operation. For the broad base of installed conventional printing presses, the Dimension series of CTP systems is designed to allow printers to realize many of the benefits of DI before investing in a new digital press.

      In September 2003 we introduced a new OEM computer-to-plate imaging system, the Vector 52 thermal platesetter. The Vector 52 is a two-page imaging device incorporating Presstek’s ProFire direct imaging technology, designed for short-run, small format printing. With a direct path from digital files to completed metal plates, Vector’s thermal imaging technology maximizes efficiency by eliminating the steps, chemicals and materials associated with film-based imaging.

      We continue to develop and commercialize our CTP systems. There can be no assurance, however, that we will be able to successfully commercialize these or other products, or enter into any additional arrangements that will result in the broader distribution of our Dimension product line.

DI and CTP Printing Plates

      Our DI and CTP printing plates are available in waterless form, such as PEARLdry Plus for DI presses, or Applause, Anthem and Freedom, our wet offset thermal plates for CTP imaging. These plates are based on our patented thermal imaging technology, where the plates respond to heat and not to light. Our plates are imaged by the thermal reaction of a special layer that is heated by the laser light source. The plate materials have a wide infrared spectral sensitivity range (800 to 1200 nanometers) and can be used with a variety of semiconductor diode laser imaging systems with sufficient power to remove the surface layers. These plates also utilize unique chemical-free processing methods.

      The current PEARLdry Plus plate is a second-generation product based on our patented PEARLdry technology. The plate uses a specially formulated silicone material that is coated over the metalized infrared absorbing layer. Environmentally friendly, thin-film deposition processes produce the ultra-thin film coatings that facilitate ablative imaging without excessive residue and are the foundation of PEARLdry Plus plates for waterless printing. The silicone layer is ink resistant, and when the imaging laser causes the ablation process to occur, the resulting hole created by the laser in the metal layer becomes ink receptive. Our PEARLdry Plus spooled plates are used in a number of highly automated DI presses. The Dimension CTP platesetter and other computer-to-plate systems also are able to image the PEARLdry Plus plate.

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

      The Applause plate is a new process-free plate product. This plate is designed for use on both on-press and off-press applications, with run lengths up to 100,000 impressions. We believe Applause is unique in that it is a truly no-process plate. Unlike other digital plate products, Applause requires no intermediate steps between imaging and printing. Other benefits of Applause include excellent ink/water latitude, high resolution, and compatibility with the existing press chemistries. Applause is expected to be certified for third-party, non-proprietary thermal platesetters upon completion of ongoing qualification testing.

      The Freedom plate is the latest chemistry-free plate product, introduced in September 2003. The unique surface structure of the plate results in fast make-ready, greater ink/water latitude and excellent durability. In addition, Freedom plates accommodate a wide range of industry standard inks and fountain solutions. Like Presstek’s Anthem plate, Freedom requires only a simple wash with water before printing. Unlike other Presstek plate products, however, the Freedom plate is designed as a non-ablative, short-run plate that requires less power to image. Freedom plates deliver the performance characteristics and stability of conventional aluminum plates.

      Presstek continues to develop thermal consumable plate products that can be imaged by both its own DI systems as well as high-energy laser-based CTP and other computer-to-plate systems offered by leading manufacturers. There can be no assurance, however, that we will be able to successfully commercialize products that incorporate this technology.

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

      Lasertel also manufactures and develops laser products for the defense and industrial sectors. These semiconductor devices can be integrated into equipment for range finding, illumination, and solid-state laser weapons for defense applications.

      Lasertel continues to develop prototypes for qualification in the defense and industrial industries. There can be no assurance, however, that any of these prototypes, if and when marketed, will be commercially successful or produce significant revenue for Presstek or Lasertel.

Manufacturing

      We operate manufacturing sites in Hudson, New Hampshire and Tucson, Arizona.

      Presstek’s DI and CTP systems are manufactured at our 165,000-square-foot facility located in Hudson, New Hampshire. We use a number of outside vendors who supply components and sub-assemblies which are integrated into completed systems — either direct imaging systems used in DI presses such as the Ryobi 3404DI, and the Heidelberg Quickmaster DI, or CTP imaging systems, such as the Dimension. These systems use semiconductor laser diode devices built to our specifications and currently supplied by Lasertel. We believe there are other sources available to manufacture the laser diodes to specification, if required in the future.

      Our PEARLdry Plus and Applause plate products are also manufactured at our New Hampshire facility using equipment that includes a thin film vacuum deposition coater, plate converting and finishing equipment, and an atmospheric coater. Our Anthem and Freedom thermal plates are currently manufactured by a third party under a supply agreement. We may enter into manufacturing agreements with other third parties as we vertically integrate the manufacturing of our digital plate products. We believe there currently are other sources available to manufacture these consumable products.

      Lasertel operates a 75,000-square-foot facility located in Tucson, Arizona. The facility includes 10,000 square feet of clean room space, and complete process equipment for semiconductor laser manufacturing. Lasertel’s manufacturing process begins with molecular beam epitaxy reactors to grow semiconductor laser wafers, and extends through the final polishing techniques for the optical fiber.

      Our press products are manufactured under an agreement with a press manufacturer located in Japan. We believe there are other sources available to manufacture these products; however, if the supply of these presses were to be delayed, or if import restrictions were imposed, our ability to ship products in a timely manner could be adversely affected, which could have a material adverse effect on our business, results of operations and financial condition.

Marketing, Distribution and Customer Support

      Our sales strategy is designed to distribute Presstek DI and CTP products and the related consumables to customers through direct distribution channels via independent distributors, and by way of indirect distribution channels using strategic partnerships with original equipment manufacturers (“OEM”).

      For our direct distribution strategy, we have established a worldwide distribution network through which we market and sell CTP equipment and PEARLdry Plus, Applause and Anthem thermal plate products. The network currently includes over 30 independent graphic arts dealers in 18 countries, including two national distributors, the Pitman Company and xpedx Graphic Systems, and several regional dealers in the United States. To supplement our direct distribution partners we also market and sell DI consumable products through our Presstek.com web site.

      We also have OEM agreements or reseller relationships with Ryobi Limited (“Ryobi”), Koenig & Bauer, AG (“KBA”) and Kodak Polychrome Graphics (“KPG”) with respect to the Ryobi 3404DI, the 46 Karat, the KPG DirectPress 5034 DI, and related consumables, respectively. These agreements permit the OEM resellers and their dealers to sell DI-based equipment and consumable products under their own labels. We also have an OEM agreement with A.B. Dick and its dealers to market and sell the Vector 52 platesetter and the Freedom plate under its own label. In March 2003, we agreed with Xerox Corporation (“Xerox”) to terminate our distribution agreement with respect to its DocuColor DI presses and related consumables. We continue to provide consumables and make service available through our distribution channel for the current installed base of Xerox DocuColor DI presses.

      By using this direct and indirect approach to distribution, we have attempted to maximize the number of systems using Presstek technology, which require Presstek consumables. Additionally, we have developed an integrated service strategy, using our own resources and those of third-party service providers, dedicated to servicing the products delivered through our distribution network.

      Market acceptance for any products incorporating our various technologies and proprietary know-how will require substantial marketing efforts and the expenditure of significant sums, either by us, and/or our strategic and OEM partners. There can be no assurance that any existing or new products will achieve market acceptance or become commercially viable.

Business Strategy and Strategic Relationships

      Presstek’s business strategy is based in part on strategic alliances and relationships with leading companies in the printing and graphic arts industry. This strategy includes licensing intellectual property; specialized product development based on our proprietary technologies; the manufacturing of imaging systems for inclusion in other manufacturers’ products; the sale, distribution and marketing of our own consumables; and the manufacturing of our patented thermal plate materials for use in Presstek’s and other manufacturers’ imaging hardware and printing presses.

      Presstek and Ryobi, an international supplier of printing presses of Japan, developed an A3 format size four-color sheet-fed press, which is marketed by Ryobi as the 3404DI. Incorporating Presstek’s dual plate cylinder concept, this press also features our internal automated plate cylinder design, our ProFire technology, and our PEARLdry spooled plates. The small format of this press is designed to appeal to quick printers, in-plant printers, and copy centers looking to expand their services with offset color printing.

      Presstek and KBA, an international supplier of printing presses of Germany, have an agreement under which KBA markets and sells the 46 Karat press, an A3 format size four-color sheet-fed DI press, in certain geographic markets. The 46 Karat delivers fully automated plate advancing, imaging, ink presetting, and printing, using PEARLdry Plus spooled plates. KBA also manufactures and markets a digital offset press, the 74 Karat, which uses Presstek’s direct imaging and PEARLdry plates, and related intellectual property under license. PEARLdry Plus plates for the 46 Karat are marketed directly by KBA and through Presstek’s European distributor network.

      We also developed a long-term relationship with Heidelberger Druckmaschinen AG (“Heidelberg”), one of the world’s largest manufacturers of printing presses and printing equipment, based in Germany. This relationship was formalized with the signing of a Master Agreement, Supply Agreement, and a Technology License (the “Heidelberg Agreements”) in January 1991, which covered the integration of the DI technology into various presses manufactured by Heidelberg. Under the Heidelberg Agreements, Heidelberg is required to pay royalties to Presstek based on the net sales prices of various specified types of Heidelberg presses on which our DI technology is used. The manufacture of components, at specified rates, for these presses and the commercialization of such presses are also covered by the Heidelberg Agreements. Heidelberg also has been provided with certain rights for use of the DI technology for the Quickmaster DI format size press. The Heidelberg Agreements expire in December 2011, subject to certain early termination and extension provisions.

      In July 2003, we entered into OEM consumables supply agreements with Heidelberg and Heidelberg USA that provide us with certain preferred supplier rights, which vary based on territory, time period and sales volume. Under the terms of the OEM agreements, which include minimum volume commitments from Heidelberg and Heidelberg USA, we will manufacture and supply Heidelberg branded consumable plate products for the Heidelberg Quickmaster DI press. Shipments to Heidelberg of the branded consumable product began in August 2003.

      While our alliance with Heidelberg has been an important one, there are substantial risks associated with this relationship. Unlike our distribution relationships with companies such as Ryobi, we have no distribution rights to the Quickmaster DI, and must rely on Heidelberg to sell this press. We currently have no orders from Heidelberg for direct imaging kits used in the Quickmaster DI. Heidelberg has indicated, as a result of the global economic slowdown, that it has an inventory of direct imaging kits on hand to support its production requirements for six months. We believe that orders for direct imaging kits could resume sometime late in fiscal 2004, however, there can be no assurance that any orders will be received. Sales to Heidelberg and its distributors represented approximately 21%, 36%, and 42% of revenue for fiscal 2003, 2002 and 2001 respectively. As a result of our expanded strategic partnerships and distribution channels, our sales to Heidelberg comprise a less significant share of total sales for fiscal 2003. The loss of Heidelberg as a customer, however, would have a material adverse effect on our business, results of operations and financial condition.

      We also have an agreement with Kodak-Polychrome Graphics (“KPG”), a leading supplier of digital, conventional and business solutions for the graphic arts industry, granting KPG certain rights to market, sell and service a direct digital imaging press and related consumables in the United States and Canada. The KPG DirectPress 5034 DI solution is a two-page, four-color Ryobi platform DI press which is enabled by Presstek’s ProFire imaging and thermal plate technology. This new highly automated DI solution is manufactured to KPG specifications and is designed to provide high quality offset printing.

      We entered into an agreement in September 2003 with A.B. Dick Company (“A.B. Dick”), a leading worldwide supplier of equipment and supplies for document creation to the graphic arts and printing industry, to provide a new OEM computer-to-plate system to A.B. Dick. The new system includes the new two-page Vector platesetter, which is manufactured by Presstek and incorporates Presstek’s digital imaging technology, and the new chemistry-free Freedom plate. This new CTP system will bring the benefits of chemistry-free metal-based CTP to the instant and small commercial printer in the two-page and duplicator market, which has, until now, been primarily using chemically developed polyester plates and traditional metal plate solutions.

      Presstek and Xerox entered into a supply and distribution agreement in 2000 to supply a series of three Presstek enabled DI presses and related consumables. The Xerox agreement covered four and five color versions of a B3 format sheet-fed press, and an A3 format size four-color sheet-fed press marketed by Xerox as the DocuColor DI presses. In March 2003, Presstek and Xerox terminated their supply and distribution agreement for these presses. Presstek continues to provide consumables and make service available for the current installed base of Xerox DocuColor DI presses. The revenue generated from the sale of these presses was not material in fiscal 2002 or fiscal 2003, and as a result, the termination of this agreement is not expected to have a material adverse effect on our business, results of operations and financial condition.

      We are pursuing other business relationships that we believe may result in broader use of our digital imaging and printing plate technologies, in existing as well as new applications. There can be no assurance, however, that any Presstek product, or any products incorporating our technology, will be able to compete successfully in these markets.

Competition

      Presstek believes that its imaging, thermal plate and other intellectual property, including its patented technologies, its thermal plate manufacturing facilities, and its strategic alliances and worldwide distribution network provide it with a competitive advantage. However, a number of other companies address markets in which Presstek products are used and have products that are competitive to our patented direct imaging thermal plate technologies and related capabilities.

      In the area of direct imaging and the short-run, on-demand market, potentially competitive companies use electrophotographic technology, sometimes referred to as xerography, as the basis of their product lines. These companies include, among others, Canon Inc., Hewlett Packard Company, Heidelberg, Kodak, and Xerox. These electrophotographic imaging systems use either wet or dry toners to create one to four color images on paper and typically offer resolutions of between 400 and 1200 dots per inch.

      Most of the major companies in the graphic arts industry have developed or are developing off-press CTP imaging systems. Potential competitors in this area include, among others, Agfa-Gevaert N.V., Creo Inc., DaiNippon Screen Mfg., Ltd., Fuji, Heidelberg, combinations of these companies, and other smaller or lesser-known companies. To date, these devices, for the most part, utilize printing plates that require a post imaging photochemical developing step and/or other post processing steps such as heat treatment. In our opinion, our Dimension CTP off-press plate imaging system provides a further technological advantage over these competing systems because the printing plates it utilizes eliminate the need for post chemical processing. We believe however, that some of the graphic arts companies mentioned above are working on or have developed other plate concepts that would eliminate the need for post image chemical processing.

      We anticipate competition from printing plate companies that manufacture, or have the potential to manufacture digital thermal plates. Such companies include, among others, Agfa-Gevaert N.V., KPG, and Fuji Photo Film Co., Ltd. Heidelberg is marketing a competitive plate product as an alternative to Presstek’s PEARLdry for the Quickmaster DI. The introduction of a competitive plate could reduce the revenue generated by Presstek under its agreements with Heidelberg, including the OEM consumables supply agreements entered into in July 2003. It could also lead to downward pricing pressure on our full line of spooled consumable products, which could have a material adverse effect on our business, results of operations and financial condition.

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

      Most of the companies marketing competitive products, or with the potential to do so, are well established, have substantially greater financial, marketing and distribution resources than Presstek and Lasertel, and have established records in the development, sale and service of products. There can be no assurance that Presstek or Lasertel, any of our products, or any products incorporating our technology will be able to compete successfully in the future.

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

Patents, Trademarks and Proprietary Rights

      As of January 3, 2004, Presstek and its subsidiaries have in force 120 U.S. patents, (including 4 design patents), 185 foreign patents (including 20 design patents), and had received notices of allowance for 20 additional patents (consisting of 3 U.S. and 17 foreign patents). These patents, which expire from 2008 through 2023, are all believed to be material to our business. We have applied for and are pursuing applications for 9 additional U.S. patents and 57 foreign patents. We have registered, or applied to register, certain trademarks in the US and other countries, including Presstek, DI, Dimension, ProFire, Anthem, Applause, and PEARLdry. We anticipate that we will apply for additional patents, trademarks, and copyrights, as deemed appropriate. There can be no assurance as to the issuance of any such patents or trademarks or the breadth or degree of protection that our patents, trademarks or copyrights may afford us.

      There is rapid technological development in the electronic image reproduction industries, resulting in extensive patent filings and a rapid rate of issuance of new patents. Although we believe that our technology has been independently developed, and that the products we market and propose to market will not infringe on the patents, or violate other proprietary rights of others, it is possible that such infringement of existing or future patents, or violation of proprietary rights may occur. In such event we may be required to modify our design or obtain a third party license. No assurance can be given that we will be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to do any of the foregoing could have a material adverse effect on our business. Furthermore, there can be no assurance that we will have the financial or other resources necessary to successfully defend a patent infringement or proprietary rights violation action. Moreover, we may be unable, for financial or other reasons, to enforce our rights under any of our patents. We have agreements with several of our strategic partners which require us to indemnify the strategic partner from claims made by third parties against Presstek’s intellectual property, and to defend the validity of the patents or otherwise ensure the technology’s availability to the strategic partner. An indemnification claim under any such agreement could have a material adverse effect on our business, results of operations and financial condition.

      In September 2003, Presstek filed an action against Fuji Photo Film Corporation, Ltd., in the District Court of Mannheim, Germany for patent infringement. In this action, Presstek alleges that Fuji has manufactured and distributed a product that violates a Presstek European Patent. Presstek seeks an order from the court that Fuji refrain from offering the infringing product for sale, from using the infringing material or introducing it for the named purposes, or from possessing such infringing material.

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

Research and Development

      Research and product development expenses, related to our continued development of products incorporating DI technologies, including our semiconductor laser diodes, were $7.1 million, $9.3 million and $11.7 million in fiscal 2003, 2002 and 2001 respectively. These research and development expenditures are primarily related to the Digital Imaging Products segment.

Backlog

      As of February 27, 2004, Presstek and Lasertel had a backlog of products and royalties under contract aggregating approximately $12.6 million compared to a backlog of approximately $11.3 million as of March 21, 2003. Substantially all backlog of products as of February 27, 2004 is expected to ship in 2004.

Employees

      As of February 27, 2004, Presstek and its Lasertel subsidiary had 230 employees. Of these 230 employees, 25 are engaged primarily in engineering, research and development; 56 are engaged in sales, marketing and customer support; 115 are engaged primarily in manufacturing, manufacturing engineering and quality control; and 34 are engaged primarily in corporate management, administration and finance. None of our employees is represented by a labor union. We consider the relationship with our employees to be good.

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

Glossary

      Set forth below is a glossary of certain terms used in this report:

A1 (8-page)	a printing term referring to a standard paper size capable of printing eight 8.5” x 11” pages on a sheet of paper

A2 (4-page)	a printing term referring to a standard paper size capable of printing four 8.5” x 11” pages on a sheet of paper

A3/ B3 (2-page)	a printing term referring to a standard paper size capable of printing two 8.5” x 11” pages on a sheet of paper

Ablation	a controlled detachment/vaporization caused by a thermal event, this process is used during the imaging of Presstek’s PEARL and Anthem consumables

Anthem®	Presstek’s line of wet offset digital plates with a unique polymer-ceramic construction

Applause	Presstek’s new process-free wet offset digital plate

Computer-to-plate (CTP)	a general term referring to the exposure of lithographic plate material from a digital database, off-press

Direct Imaging (DI®)	Presstek’s registered trademark for digital imaging systems that allow image carriers (film and plates) to be imaged from a digital database, on and off-press

Dots per inch (dpi)	a measurement of the resolving power or the addressability of an imaging device

Heidelberg	Heidelberger Druckmaschinen AG, one of the world’s largest printing press manufacturers, headquartered in Heidelberg, Germany

Infrared	light lying outside of the visible spectrum beyond its red-end, characterized by longer wavelengths; used in our thermal imaging process

KBA	Koenig & Bauer, AG, one of the world’s largest printing press manufacturers, headquartered in Wurzburg, Germany

KPG	Kodak Polychrome Graphics, a leading supplier of digital, conventional and business solutions for the graphic arts industry, headquartered in Norwalk, Connecticut

Lithography	printing from a single plane surface under the principle that the image area carries ink and the non-image area does not, and that ink and water do not mix

Off-press	making a printing plate from either an analog or digital source independent of the press on which it will be used

On-press	the use of Presstek’s direct imaging technologies to make a plate directly from a digital file on the press

PEARL®	the name associated with Presstek’s first generation laser imaging technologies and related products and consumables

ProFire® and ProFire Excel imaging systems	the Presstek components required to convert a conventional printing press into a direct imaging press, including laser diode arrays, computers, electronics

Dimension®	Presstek’s product line of CTP off-press platemaking equipment

Platemaking	the process of applying a printable image to a printing plate

Prepress	graphic arts operations and methodologies that occur prior to the printing process; typically these include photography, scanning, image assembly, color correction, exposure of image carriers (film and/or plate), proofing and processing

Quickmaster DI	the second generation of direct imaging, waterless presses, highly automated with roll-fed PEARLdry Plus plate material, a joint development effort between Heidelberg and Presstek

Ryobi	Ryobi Limited of Japan, a printing press manufacturer headquartered in Japan.

Ryobi 3404DI	an A3 format size four-color sheet-fed press, incorporating Presstek’s dual plate cylinder concept and PEARLdry Plus spooled plates, a joint development effort between Ryobi and Presstek

Semiconductor laser diode	a high-powered, infrared imaging technology employed in the DI imaging systems

Short-run markets/printing	a graphic arts classification used to denote an emerging trend for lower print quantities

Thermal	a method of digitally exposing a material via the heat generated from a laser beam

Vacuum deposition process	a technology to accurately, uniformly coat substrates in a controlled environment

Waterless	a lithographic printing method that uses dry offset printing plates and inks and does not require a dampening system

Item 2.	Properties

      Presstek’s operations are conducted primarily in two locations.

      Our building located at 55 Executive Drive in Hudson, New Hampshire is a 165,000-square-foot facility, which we own. This building contains the corporate headquarters for both our operating segments, as well as manufacturing operations, research and development activities, marketing and demonstration facilities, and various administrative and customer support activities for the Digital Imaging Products segment.

      We also own a 75,000-square-foot facility in Tucson, Arizona, which is leased by Lasertel. This building contains the manufacturing operations, research and development activities, as well as the various administrative activities of the Lasertel segment.

      These properties are secured by a five-year credit facility totaling $50.0 million. These properties were built for an aggregate cost of approximately $25.6 million.

      We currently utilize approximately 70% of the capacity of our facilities. We believe that our existing facilities are well maintained, in good operating condition, and are adequate for our current and expected future operations.

Item 3.	Legal Proceedings

      In September 2003, Presstek filed an action against Fuji Photo Film Corporation, Ltd., in the District Court of Mannheim, Germany for patent infringement. In this action, Presstek alleges that Fuji has manufactured and distributed a product that violates Presstek European Patent 0 644 047 registered under number DE 694 17 129 with the German Patent and Trademark Office. Presstek seeks an order from the court that Fuji refrain from offering the infringing product for sale, from using the infringing material or introducing it for the named purposes, or from possessing such infringing material.

      In August 2003, the Company was served with a purported securities class action lawsuit filed on June 2, 2003 in the United States District Court for the Districts of New Hampshire against the Company and two of its former officers, captioned “James B. Zouras v. Robert W. Hallman, et. al. ” (Civ. Action No. 3-240 M). On December 15, 2003, an amended class action complaint (the “Complaint”), which superseded the original complaint, was filed with the court. The Complaint is captioned “In re Presstek, Inc. Securities Litigation” (Civ. Action No. 3-240 M) and names as defendants the Company and two of its former officers. The Complaint, which seeks unspecified damages, allegedly was filed on behalf of all purchasers of the Company’s common stock during the period December 10, 1999 to August 7, 2001 and generally alleges, among other things, that during such period, the defendants made misstatements and omissions to the investing public relating to an arbitration proceeding commenced in 1999 and concluded in 2001 with one of the Company’s customers, and also relating to production issues and projected sales of certain of the Company’s products. Presstek, along with the other named defendants, has filed a motion to dismiss the litigation in its entirety, which is currently pending with the court. Although the Company believes this matter lacks merit and intends to vigorously defend against it, the litigation process is inherently uncertain and there can be no guarantee as to the ultimate outcome of this matter.

      In December 1999, PPG, Inc. brought suit against Delta V Technologies, Inc. (“Delta V”), a subsidiary of the Company, and Presstek. The suit alleged that Delta V sold to PPG certain vacuum coating equipment that did not meet certain product specifications. PPG sought damages in excess of $7.0 million. PPG sought to hold Presstek liable for the alleged breach of contract by its subsidiary, Delta V, on a theory of indirect liability. Presstek and Delta V answered PPG’s complaint. Delta V asserted a counterclaim against PPG for PPG’s failure to make the final installment payment in excess of $400,000 for Delta V’s work. In November 2002, the U.S.

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

Fiscal Year Ended January 3, 2004	High	Low

First quarter	$5.72	$4.15
Second quarter	6.75	4.20
Third quarter	8.78	5.86
Fourth quarter	8.46	7.02

Fiscal Year Ended December 28, 2002	High	Low

First quarter	$9.36	$5.35
Second quarter	8.04	3.18
Third quarter	4.99	2.50
Fourth quarter	5.75	2.11

      On February 27, 2004 there were 2,898 holders of record of our common stock. The closing price of our common stock was $10.16 per share on February 27, 2004.

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

Securities Authorized for Issuance Under Equity Compensation Plans

      We also have securities authorized for issuance under equity compensation plans. Information concerning securities authorized for issuance under our equity compensation plans will be set forth under the caption “Equity Compensation Plan Information” in our definitive proxy that we expect to file with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended January 3, 2004, and such information is incorporated herein by reference.

Item 6.	Selected Financial Data

      The following selected financial data of the Company has been derived from the financial statements of the Company, appearing elsewhere herein (except for the statements of operations data for the fiscal years ended December 30, 2000 and January 1, 2000 and the balance sheet data at December 29, 2001, December 30, 2000 and January 1, 2000, which are not included in such financial statements).

SELECTED FINANCIAL DATA

Statements of Operations

(In thousands, except per share data)

	For the Fiscal Years Ended

	Jan 3,	Dec 28,	Dec 29,	Dec 30,	Jan 1,
	2004	2002	2001	2000	2000

Revenue:	$87,232	$83,453	$102,303	$87,294	$54,964

Costs and Expenses:
Cost of products sold (1)	51,151	54,639	64,395	46,747	33,326
Research and product development	7,061	9,303	11,719	15,897	17,190
Sales, marketing and customer support	12,272	10,767	13,311	9,856	6,139
General and administrative (2)	9,363	10,212	15,495	9,392	6,282
Special charges (1)	550	5,961	—	—	—
Provision for settlement of shareholder litigation (3)	—	—	—	—	23,200

Total costs and expenses	80,397	90,882	104,920	81,892	86,137

Income Loss From Operations	6,835	(7,429)	(2,617)	5,402	(31,173)

Other Income (Expense):
Interest, net	(376)	(872)	(1,136)	(99)	501
Other, net	209	21	(63)	147	38

Other income (expense), net	(167)	(851)	(1,199)	48	539

Income (Loss) From Continuing Operations Before Income Taxes	6,668	(8,280)	(3,816)	5,450	(30,634)
Provision for Income Taxes	—	—	—	150	—

Income (Loss) From Continuing Operations	6,668	(8,280)	(3,816)	5,300	(30,634)
Discontinued Operations:(4)
Income (loss) from discontinued Operations	1,429	—	—	600	(448)
Loss on disposal of discontinued Operations	—	—	—	—	(8,534)

Income (Loss) From Discontinued Operations	1,429	—	—	600	(8,982)

Net Income (Loss)	$8,097	$(8,280)	$(3,816)	$5,900	$(39,616)

Earnings (Loss) Per Share — Basic:
From continuing operations	$0.20	$(0.24)	$(0.11)	$0.16	$(0.95)
From discontinued operations	$0.04	$0.00	$0.00	$0.02	$(0.28)

Earnings (Loss) Per Share — Basic	$0.24	$(0.24)	$(0.11)	$0.18	$(1.23)

Earnings (Loss) Per Share — Diluted:
From continuing operations	$0.20	$(0.24)	$(0.11)	$0.15	$(0.95)
From discontinued operations	$0.04	$0.00	$0.00	$0.02	$(0.28)

Earnings (Loss) Per Share — Diluted	$0.24	$(0.24)	$(0.11)	$0.17	$(1.23)

Weighted Average Common Shares
Outstanding — Basic	34,167	34,124	34,096	32,826	32,336

Weighted Average Common Shares
Outstanding — Diluted	34,400	34,124	34,096	35,320	32,336

	Jan 3,	Dec 28,	Dec 29,	Dec 30,	Jan 1,
	2004	2002	2001	2000	2000
Balance Sheet Data as of:
(In thousands)
Working capital	$42,512	$28,572	$26,741	$32,287	$25,373
Total assets	106,528	101,796	106,844	115,902	94,633
Long-term debt, including short-term portion	14,464	16,707	16,398	18,470	9,854
Other long-term liabilities (3)	—	—	—	—	22,950
Stockholders’ equity	80,183	71,766	79,985	83,143	49,855

(1)	Relates to repositioning activities and workforce reductions recorded in June 2002 and in May 2003. Included in 2002 was $3.7 million in cost of sales for inventory write-downs and other charges related to discontinued programs.

(2)	Includes a $2.1 million write-off recorded in fiscal 2001 for pre-payments made as a result of a supplier’s bankruptcy petition in 2002.

(3)	Provision for the settlements with the plaintiffs in the class actions and related derivative suits filed in 1996.

(4)	Relates to the operations of Delta V Technologies, Inc., which were shutdown in fiscal 1999. See Note 2 to the company’s financial statements appearing elsewhere herein.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following Management’s Discussion and Analysis should be read in connection with “Item 1. Business”, “Item 6. Selected Financial Data”, “Item 7A. Quantitative and Qualitative Disclosures about Market Risks”, the Company’s Consolidated Financial Statements and Notes thereto and the information described under the caption “Risk Factors” below.

Overview

      Presstek is a developer, manufacturer, and marketer of digital laser imaging and chemistry-free plate technologies for the printing and graphic arts industries. Presstek’s products and applications incorporate its patented Direct Imaging (“DI®”) technologies and consumables for direct-to-press and computer-to-plate (“CTP”) applications. Presstek’s DI technology enables “direct to press” or on-press imaging, whereby the printing plates are imaged on the press directly from digital files, bypassing numerous prepress procedures and chemical processes in preparing jobs for presswork. Our imaging technology also enables computer-to-plate or off-press imaging whereby operators of conventional printing presses image plates directly from digital files to a CTP device. The printer then uses these imaged plates on a traditional printing press, but without the chemical processes required for conventional plates.

      Our patented DI thermal laser diode product family enables customers to produce high quality, full-color lithographic printed materials more quickly and cost effectively than conventional methods. Presstek’s patented DI, CTP and plate products eliminate photographic darkrooms, film, and toxic chemical processing, which results in reduced printing cycle time, lowers the effective cost of production for commercial printers. Presstek solutions make it easier for printers to meet increasing customer demand for shorter print runs, faster turnaround times and improved cost competitiveness, with an environmentally friendly process that avoids the chemicals associated with plate development.

      Our DI technologies are marketed to leading press manufacturers to be incorporated into their direct imaging presses, and used in our Dimension® series of CTP systems. Our patented ProFire® laser imaging system, and our recently introduced ProFire Excel imaging system, represent the next generation technology which can be adapted to many DI presses and CTP devices. Presstek’s Dimension CTP systems incorporate the ProFire® system and use our chemistry-free printing plates, Applause® and Anthem®.

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

      We operate in two reportable segments, the Digital Imaging Products segment and the Lasertel segment. The Digital Imaging Products segment is primarily engaged in the development, manufacture and sale of patented digital imaging systems and printing plate technologies for direct-to-press, or on-press, applications and CTP, or off-press, applications. The Lasertel segment is primarily engaged in the development and manufacture of high-powered laser diodes for use by Presstek and for sale to external customers.

      We generate revenue through four main sources: the sale of our equipment, including DI presses, CTP devices, and imaging kits incorporated by leading press manufacturers into direct imaging presses for the graphic arts industry; the sale of high-powered laser diodes for the industrial and defense industries; the sale of our proprietary consumables; and license agreements with manufacturers that incorporate our technology into their products. Our business strategy is centered on maximizing the sale of consumable products, and therefore our business efforts focus on the sale of “consumable burning engines” such as our DI presses and CTP devices. We rely on partnerships with press manufacturers such as Ryobi, Heidelberg and KBA to manufacture presses that use our proprietary consumables. We also rely on distribution partners, such as KPG and A.B. Dick, to sell and distribute press and CTP systems and the related proprietary consumable products.

      Historically we have been reliant on Heidelberg for a material share of our revenue. In fiscal 2002, we initiated a process to evaluate our resources and strategically re-focus the business. During this re-alignment, we concluded to reposition and rescale our resources, and implemented cost savings programs in fiscal 2002 and 2003 to return to profitability. We expanded our strategic relationships with other press manufacturers and distributors such as Ryobi, KBA, and KPG to develop and distribute presses that incorporate our imaging technology and use our proprietary consumables, so as to lessen our reliance on any one partner. We established a relationship with A.B. Dick to sell Presstek CTP devices and consumables under their brand name. We are working with other CTP manufacturers to qualify our consumables on their systems. We believe this shift in strategy fundamentally enhances Presstek’s ability to expand and control its business.

      Our revenue for fiscal 2003 was negatively impacted by the continued global economic slowdown, and specifically by the weakness in the graphic arts industry. This economic slowdown has led to a reduction in spending for capital equipment, such as presses and CTP systems that utilize DI technology. In addition, revenue from our Quickmaster DI platform decreased by $10.8 million in 2003 as a result of equipment and consumable inventory adjustments made by Heidelberg. Offsetting this revenue decline was an increase in revenue of $12.5 million in 2003 from Presstek’s new technology business, which consists of all product lines not related to the Quickmaster DI platform.

      We operate and report on a 52- or 53-week fiscal year, ending on the Saturday closest to December 31. Accordingly, the financial statements include the 53-week fiscal year ended January 3, 2004 (“fiscal 2003”), and the 52-week fiscal years ended December 28, 2002 (“fiscal 2002”) and December 29, 2001 (“fiscal 2001”).

RESULTS OF OPERATIONS

Fiscal 2003 versus Fiscal 2002

     Revenue

      Revenue for fiscal 2003 of $87.2 million consisted of product sales, customer support revenue, royalties and license fees. Revenue for fiscal 2003 increased $3.8 million or 5% as compared to $83.5 million for fiscal 2002.

      Product sales for the Digital Imaging Products segment, including equipment and consumables, were $82.8 million for fiscal 2003, an increase of $3.9 million or 5%, as compared to $79.0 million for fiscal 2002. This increase in product sales was due primarily to volume increases in our CTP Dimension products and press products. These increases were partially offset by volume decreases of direct imaging kits sold to Heidelberg for use in the Quickmaster DI and decreased press shipments to Xerox, as well as volume decreases in the sale of our consumable products.

      The revenue generated from the sale of consumable products was $51.8 million for fiscal 2003, a decrease of $1.4 million or 3%, as compared to $53.2 million for fiscal 2002. This decrease in revenue from consumables is primarily the result of volume decreases of our Quickmaster DI consumables, as well as price reductions on sales of these consumables through select dealers in our European distribution channel. Consumable product revenue includes sales under the Company’s agreements with Heidelberg and its distributors of $15.7 million and $21.8 million for fiscal 2003 and 2002, respectively.

      Revenue generated from services related to customer support, including installation and service contract revenue, was $2.0 million or 2% of revenue for fiscal 2003, an increase of $371,000, as compared to $1.6 million or 2% of revenue for fiscal 2002. This increase is due primarily to an increase in the sale of service maintenance agreements related to our CTP Dimension products.

      Royalties and license fees for fiscal 2003 were $2.7 million, a decrease of $1.8 million or 40%, as compared to royalties and license fees of $4.5 million for fiscal 2002, primarily as a result of decreased shipments to Heidelberg of direct imaging kits used in the Quickmaster DI. Heidelberg has indicated, that as a result of the global economic slowdown, it has an inventory of direct imaging kits on hand to support its production requirements. We currently believe that orders from Heidelberg for direct imaging kits will resume sometime late in fiscal 2004, however, there can be no assurance that any orders will be received at this time.

      Revenue generated under the Company’s agreements with Heidelberg and its distributors was $18.3 million for fiscal 2003, a decrease of $11.9 million or 39%, as compared to $30.2 million for fiscal 2002. Revenue from Heidelberg represented 21% and 36% of total revenue for fiscal 2003 and 2002, respectively.

      Revenue generated under the Company’s agreements with KBA and its distributors was $9.0 million for fiscal 2003, an increase of $5.6 million or 165%, as compared to $3.4 million for fiscal 2002. Revenue from KBA represented 10% and 4% of total revenue for fiscal 2003 and 2002, respectively. These increases are primarily the result of increased [press] sales to KBA.

      In July 2003, we entered into OEM consumable supply agreements with Heidelberg and Heidelberg USA that provide us with certain preferred supplier rights, which vary based on territory, time period and sales volume. Under the terms of the OEM agreements, which include minimum volume commitments from Heidelberg and Heidelberg USA, we will manufacture and supply Heidelberg branded consumable plate products for the Heidelberg Quickmaster DI press. Shipments to Heidelberg of the branded consumable product began in August 2003.

      We currently have no orders from Heidelberg for direct imaging kits used in the Quickmaster DI. Heidelberg has indicated, that as a result of the global economic slowdown, it has an inventory of direct imaging kits on hand to support its production requirements for six months. We believe that orders for direct imaging kits will resume sometime late in fiscal 2004, however, there can be no assurance that any orders will be received.

      In March 2003, we expanded the product offerings to select dealers in our European distribution channel to include the sale of Quickmaster DI consumables. In connection with this offering, we reduced pricing on our full line of spooled consumables distributed through this distribution channel by up to 20%. While the expected lost revenue resulting from the price reduction may be offset by increased revenue from increased volume of spooled consumable sales derived from additional presses installed and increased usage of spooled consumables, there can be no assurance that this expected lost revenue will be offset. In addition, market conditions may require us to expand the regions in which we offer reduced prices, or to further reduce our spooled consumable prices, which could further reduce our revenues in 2004 and beyond. This could have a material adverse effect on our business, results of operations and financial position.

      In March 2003, we terminated our supply and distribution agreement with Xerox for DocuColor DI presses. Xerox will no longer sell the DocuColor 233 DI-4, the DocuColor 400 DI-4 and the DocuColor 400 DI-5 presses and related consumables. The revenue generated from the sale of these presses was not material in fiscal 2003 or fiscal 2002, and as a result, the termination of this agreement is not expected to have a material adverse effect on our business, results of operations and financial condition.

      Revenue for the Lasertel segment was $1.7 million for fiscal 2003, and primarily related to the sale of products for defense industry applications. Product sales to external customers for fiscal 2002 were not material.

     Cost of Products Sold

      Cost of products sold consists of the costs of material, labor and overhead, shipping and handling costs and warranty expenses. Cost of products sold for the Digital Imaging Products segment was $48.2 million or 56% of revenue for fiscal 2003, a decrease of $708,000 or 1% as compared to $48.9 million or 59% of revenue for fiscal 2002. Included in cost of products sold for the Digital Imaging Products segment for fiscal 2002 was a charge of $3.0 million, $2.0 million for inventory write-downs and $1.0 million for other charges associated with discontinued programs recorded in fiscal 2002 as part of the 2002 restructuring.

      Gross margin as a percentage of total revenue for the Digital Imaging Products segment was 44% for fiscal 2003, as compared to 41% for fiscal 2002. The gross margin increase for fiscal 2003 was primarily the result of a decrease in inventory write-downs and other charges associated with discontinued programs, and reduced warranty costs. In fiscal 2003 and 2002, we recorded net warranty costs of $1.2 million and $1.9 million, respectively, primarily related to the Dimension platesetter product. Also in fiscal 2002, gross margin was unfavorably impacted by the charge related to inventory write-downs and other charges for discontinued programs noted above.

      Cost of products sold for the Lasertel segment was $3.0 million for fiscal 2003, a decrease of $2.8 million or 48%, as compared to $5.8 million for fiscal 2002. The decrease in manufacturing costs was primarily the result of yield improvements in 2003, as well as a reduction in inventory write-downs for discontinued programs as a result of a $688,000 charge recorded in the second quarter of fiscal 2002.

     Research and Product Development

      Research and product development expenses consist primarily of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment, consumables and high-powered laser diode product development efforts.

      Research and product development expenses for the Digital Imaging Products segment were $6.3 million or 7% of revenue, a decrease of $2.8 million, as compared to $9.1 million or 11% of revenue for fiscal 2002. This decrease relates primarily to a reduction in the number of development programs which resulted in reduced expenditures in salaries and benefits, parts and supplies, and professional and contractor services. Presstek’s product development cycle centers around major industry trade shows, and as a result, our research and product development expenses vary in accordance with our product development cycle.

      Research and product development expenses for the Lasertel segment were $801,000 for fiscal 2003, an increase of $591,000, as compared to $210,000 for fiscal 2002. This increase relates primarily to additional research and product development activities undertaken in the industrial markets.

     Sales, Marketing and Customer Support

      Sales, marketing and customer support expenses consist primarily of payroll and related expenses for personnel, advertising, trade shows and other promotional expenses, and travel costs related to our sales, marketing and customer support activities.

      Sales, marketing and customer support expenses for the Digital Imaging Products segment were $11.9 million or 14% of revenue for fiscal 2003, an increase of $1.4 million, as compared to $10.6 million, or 13% of fiscal 2002 revenue. This increase is primarily the result of an increase in salaries and related benefits, as well as professional fees associated with promotional activities directed at product distribution, offset in part by reduced travel and related expenses for customer support activities.

      Sales and marketing expenses for the Lasertel segment were $362,000 for fiscal 2003, an increase of $153,000 as compared to $209,000 for fiscal 2002. This increase relates primarily to increased professional services related to marketing and promotional activities, as well as increased travel and trade show expenses.

     General and Administrative

      General and administrative expenses consist primarily of payroll and related expenses for personnel, and contracted professional services necessary to conduct our finance, information systems, human resources, and administrative activities.

      General and administrative expenses for the Digital Imaging Products segment were $8.4 million or 10% of revenue, a decrease of $466,000, as compared to $8.8 million or 11% of revenue for fiscal 2002. This decrease relates primarily to decreased legal fees as a result of the resolution of patent litigation with Creo Products, Inc., as well as decreases in salaries and benefits as a result of a decrease in head count in the second quarter of fiscal 2003.

      General and administrative expenses for the Lasertel segment were $980,000 for fiscal 2003, a decrease of $382,000, as compared to $1.4 million for fiscal 2002. This decrease relates primarily to the reduction of professional services and fees.

     Special Charges and Discontinued Programs

      In the second quarter of fiscal 2002, Presstek initiated a process to evaluate its resources and strategically re-focus the business. During this process, we evaluated all aspects of the business, and concluded to reposition and rescale our resources. As part of this exercise, we initiated various repositioning actions during the second quarter of fiscal 2002. These actions included the following: (i) creation of market-focused Direct Imaging (“DI”) and Computer-to-Plate (“CTP”) product lines; (ii) creation of a new senior management organization; (iii) discontinuance of certain programs; and (iv) consolidation of our Hampshire Drive research and development facility into the main Executive Drive facility in Hudson, NH.

      As a result of these actions, we recorded a charge of $3.7 million to cost of products sold in fiscal 2002. This included $2.7 million for inventory write-downs and $1.0 million for other charges related to discontinued programs, $3.0 million of which was recorded by the Digital Imaging Products segment, and $688,000 by the Lasertel segment.

      In addition, the Digital Imaging Products segment recorded special charges of $6.0 million in fiscal 2002. The special charges included $850,000 related to severance and fringe benefit costs associated with the reduction of approximately 50 employees, primarily in manufacturing and research and development, $1.9 million related to the write-down of equipment and lease termination costs as a result of the Hampshire Drive consolidation, $1.6 million related primarily to other asset write-downs and costs associated with the repositioning, and $1.5 million related to executive contractual obligations, as a result of a separation agreement with Robert W. Hallman, former President and Chief Executive Officer of Presstek and the resignation agreement with Richard A. Williams, former Chief Scientific Officer of Presstek. Under the terms of the separation agreement with Mr. Hallman, effective April 30, 2002, Presstek agreed to pay Mr. Hallman a separation payment equal to three times his current then annual salary, payable bi-weekly over 36 months, until May 2005. Under the terms of the resignation agreement with Mr. Williams, effective January 8, 2003, Presstek agreed to pay Mr. Williams a severance payment equal to $200,000 in 2003 and $100,000 in 2004, payable bi-weekly, until December 2004.

      In the second quarter of fiscal 2003, we recorded special charges of $550,000 related to severance and fringe benefit costs associated with the reduction of approximately 43 employees, primarily in manufacturing, research and development and administration in April 2003, of which $471,000 was recorded by the Digital Imaging Products segment and $79,000 by the Lasertel segment.

      We paid $2.7 million in fiscal 2003 as a result of the forgoing repositioning actions, and anticipate the remaining payments related to the discontinued programs and special charges will be completed by May 2005. For more detail, see Note 12 to the Company’s financial statements appearing elsewhere herein.

     Discontinued Operations

      During the third quarter of fiscal 2003, we filed a joint motion for dismissal from a lawsuit that PPG, Inc. (“PPG”) brought against our subsidiary Delta V Technologies, Inc., (“Delta V”) whose operations were discontinued in fiscal 1999. As a result of the dismissal, we reversed all previously recorded liabilities associated with this discontinued operation in the third quarter of fiscal 2003, resulting in income of $1.4 million from discontinued operations in fiscal 2003.

     Other Income (Expense), net

      Other income (expense), net consists primarily of net interest expense, and other miscellaneous expenses. Interest expense, net was $376,000 for fiscal 2003, a decrease of $496,000 as compared to $872,000 for fiscal 2002.

      Interest income was $331,000 for fiscal 2003, an increase of $145,000 as compared to $186,000 for fiscal 2002, primarily as a result of increased cash balances available for investment. Interest expense was $707,000 for fiscal 2003, a decrease of $351,000 as compared to $1.1 million for fiscal 2002, primarily as a result of lower average debt balances and lower interest rates on borrowings.

     Provision for Income Taxes

      We did not record a provision for federal or state income taxes in fiscal 2003, due to the utilization of net operating loss carryforwards. We did not record a provision for federal or state income taxes in fiscal 2002, due to net operating losses incurred in the period.

     Income (Loss) from Continuing Operations

      As a result of the foregoing, we had income from continuing operations of $6.7 million for fiscal 2003, as compared to a loss from continuing operations of $8.3 million for fiscal 2002.

RESULTS OF OPERATIONS

Fiscal 2002 versus Fiscal 2001

     Revenue

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

      Product sales, including equipment and consumables, were $79.0 million for fiscal 2002, a decrease of $15.0 million or 16%, as compared to $94.1 million for fiscal 2001. This decrease in product sales was due primarily to volume decreases of DocuColor 400 DI press shipments to Xerox. Product sales also decreased due to volume and price decreases of direct imaging kits sold to Heidelberg for use in the Quickmaster DI and to Ryobi for use in the Ryobi 3404DI. These decreases were partially offset by volume increases of 46 Karat press shipments to KBA, as well as volume increases in our consumable products.

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

      Royalties and license fees for fiscal 2002 were $4.5 million, a decrease of $3.7 million or 45%, as compared to royalties and license fees of $8.2 million for fiscal 2001. Royalties decreased $3.0 million or 52% for fiscal 2002, compared to fiscal 2001 primarily as a result of decreased shipments to Heidelberg of direct imaging kits used in the Quickmaster DI. Licenses and fees decreased $750,000 comparing fiscal 2002 to fiscal 2001 primarily as a result of the one-time settlement fee received in fiscal 2001 in connection with the settlement of our outstanding arbitration proceedings with Heidelberg, while no such fees were received in 2002.

      In connection with the settlement of our outstanding arbitration proceedings with Heidelberg, we agreed to reduce the royalty payable by Heidelberg for imaging kits delivered in connection with the Heidelberg Quickmaster DI by approximately $9,000 per kit. This reduced royalty rate was effective for imaging kits ordered and delivered after May 1, 2002.

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

      Sales, marketing and customer support expenses for the Digital Imaging Products segment were $10.6 million or 13% of revenue for fiscal 2002, a decrease of $2.0 million, as compared to $12.6 million, or 12% of fiscal 2001 revenue. This decrease is primarily the result of focusing our business on the marketing and commercializa-

tion of our DI technology, and resulted in reduced salaries and benefits and related travel costs, as a result of headcount reductions in the first six months of fiscal 2002.

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

      General and administrative expenses for the Digital Imaging Products segment were $8.8 million or 11% of revenue, a decrease of $4.3 million, as compared to $13.1 million or 13% of revenue for fiscal 2001. This decrease relates primarily to decreases in legal fees as a result of settlement of our arbitration proceedings with Heidelberg in July 2001, and the court’s rendering a decision in our patent litigation with Creo in September 2002. Also in 2001, we recorded a $2.1 million write-off for prepayments made to Adast, a supplier of B3 size sheet-fed presses. Adast joined in a bankruptcy petition filed by its creditors in February 2002 and in February 2003, the company reorganized under new ownership. Although the company has subsequently reorganized, we do not expect to be able to successfully recover any of these pre-payments.

      General and administrative expenses for the Lasertel segment were $1.4 million for fiscal 2002, a decrease of $1.0 million, as compared to $2.4 million for fiscal 2001. This decrease relates primarily to reduced salaries and benefits and related travel expenses, as a result of head count reductions in the first six months of fiscal 2002.

     Special Charges and Discontinued Programs

      In fiscal 2002, we initiated various repositioning activities to reduce costs. As a result of the repositioning programs, we recorded a charge of $3.7 million to cost of products sold in fiscal 2002, of which $3.0 million was recorded by the Digital Imaging Products segment, and $688,000 by the Lasertel segment. In addition, the Digital Imaging Products segment recorded $6.0 million in special charges in fiscal 2002. These charges included inventory, equipment and other asset write-downs, severance and fringe benefit costs, and executive and other contractual obligations.

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

Liquidity and Capital Resources

      We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings. At January 3, 2004, we had cash and cash equivalents of $28.2 million and working capital of $42.5 million as compared to cash and cash equivalents of $17.6 million and working capital of $28.6 million at December 28, 2002. The increase in cash and cash equivalents of $10.6 million for fiscal 2003 was primarily due to net cash provided by operating activities, offset by cash of $1.3 million used to purchase capital equipment and $1.9 million used to reduce long term debt.

      Net cash provided by operating activities of continuing operations was $13.9 million for the fiscal year ended January 3, 2004. The primary sources of cash from continuing operating activities was net income of $6.7 million adjusted by special charges and discontinued programs of $2.0 million including $550,000 in special charges as a result of head count reductions, non-cash charges of depreciation, amortization, and other charges of $11.5 million including $550,000 in special charges as a result of head count reductions, and a decrease in working capital of $6.3 million. Working capital changes primarily included decreases in inventories and accounts receivable of $1.2 million and $1.4 million, respectively, as well as an increase in accounts payable of $1.4 million and a decrease in accrued expenses of $3.5 million. The increase in accounts payable is primarily the result of raw material purchases payable at the end of fiscal 2003. The decrease in accrued expenses is primarily related to payments made as a result of discontinued programs of $1.5 million and severance and fringe benefit payments of $1.0 million.

      Net cash used in investing activities of $1.3 million for the fiscal year ended January 3, 2004 consisted primarily of additions to property, plant and equipment, net of proceeds from the sale of equipment.

      Net cash used in financing activities for the fiscal year ended January 3, 2004 totaled $1.9 million, and consisted primarily of payments made on our mortgage term loans and equipment lease line of credit facilities, net of proceeds received as a result of refinancing these credit facilities.

      In October 2003, we replaced our existing credit facilities, entering into a $50.0 million senior secured credit facility jointly with two lenders. This new credit facility includes a $35.0 million revolving line of credit (the “Revolver”) and a $15.0 million term loan (the “Term Loan”). These credit facilities are secured by all our assets, and bear interest, at our election, at either the Prime rate or the LIBOR rate, plus an applicable margin based on certain financials ratios, ranging from a minimum of 0.25% to a maximum of 2.5%.

      The Revolver is a five-year loan, expiring in September 2008, under which we may borrow a maximum of $35.0 million, reduced by the amount of all letters of credit outstanding. Advances under the Revolver may be used to finance working capital requirements, capital expenditures, and future acquisitions as permitted under the loan agreement. At March 3, 2004, we had $35.0 million available under the revolving line of credit loan, reduced by $5.5 million outstanding under standby letters of credit.

      The Term Loan is a five-year loan in the amount of $15.0 million. Under the Term Loan, principal and interest payments will be made in nineteen quarterly installments of $535,714 plus interest, with a final payment of all remaining principal, and accrued and unpaid interest due on September 30, 2008. At March 3, 2004, the effective interest rate was $2.35%. Proceeds from the Term Loan were used to re-finance all debt outstanding under our previous credit facilities.

      Under the terms of the Revolver and Term Loan, we are required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA and minimum fixed charge coverage covenants. As of January 3, 2004, we were in compliance with all financial covenants.

      We have future contractual payment obligations through 2010 that primarily relate to debt, royalty obligations, executive contractual obligations and operating leases. The following table represents our future commitments at January 3, 2004:

					More Than
	Total	Less Than 1 Year	1-3 Years	3-5 Years	5 Years

Credit facilities	$14,464	$2,143	$6,429	$5,892	$—
Royalty obligation	11,147	1,200	9,947	—	—
Executive contractual obligations	2,999	1,338	1,661	—	—
Operating leases	186	107	79	—	—

Total contractual obligations	$28,796	$4,788	$18,116	$5,892	$—

      Our anticipated capital expenditures for fiscal 2004 are approximately $2.4 million, of which $1.6 million relates primarily to the purchase of capital equipment to be used in the production of our DI and CTP equipment and consumable products.

      Heidelberg is marketing a competitive plate product as an alternative to Presstek’s PEARLdry for the Quickmaster DI. The introduction of a competitive plate could reduce the revenue generated by Presstek under its agreements with Heidelberg, including the OEM consumables supply agreements entered into in July 2003. It could also lead to downward pricing pressure on our full line of spooled consumable products, which could have a material adverse effect on our business, results of operations and financial condition.

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

Net Operating Loss Carryforwards

      As of January 3, 2004, we had net operating loss carryforwards totaling approximately $89.1 million, of which $55.8 million resulted from stock option compensation deductions for tax purposes and $33.3 million resulted from operating losses. To the extent net operating losses resulting from stock option compensation deductions become realizable, the benefit will be credited directly to additional paid in capital. The amount of the net operating loss carryforwards that may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of our common stock.

Critical Accounting Policies and Estimates

General

      Presstek’s Management’s Discussion and Analysis of its Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles as adopted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Presstek evaluates its estimates, including those related to product returns, allowances for doubtful accounts, inventories, long-lived assets, warranty obligations, and litigation. Presstek bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a complete discussion of our accounting policies, see Note 1 to our financial statements appearing elsewhere herein.

Revenue Recognition

      Presstek recognizes revenue when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collection is reasonably assured, and no further services are required.

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

Allowance for Doubtful Accounts

      Presstek evaluates its accounts receivable on an ongoing basis and establishes an allowance for doubtful accounts based on specific customer circumstances and on its historical rate of write-offs. We include any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in an overall allowance for doubtful accounts. After reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. We believe the allowance for doubtful accounts as of January 3, 2004 is adequate, however, actual write-offs might exceed the recorded allowance.

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

Long Lived Assets

      Long-lived assets, such as intangible assets and property and equipment, are required to be evaluated for impairment annually, or more frequently when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

Recently Issued Accounting Standards

      In January 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities; specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF 00-21 does not change otherwise applicable revenue recognition criteria. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on our financial statements.

      In January 2003, the Financial Accounting Standards Board (“FASB”), issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, (“FIN No. 46”)” which requires all variable interest entities (“VIEs”) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated, as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. We do not have any VIEs, therefore the adoption of this interpretation did not have any effect on our results of operations or financial condition.

      In April 2003, the FASB issued Statement of Financial Accounting Standards, (“SFAS”), No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No, 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 29, 2003 and for hedging relationships designated after June 29, 2003. The adoption of this statement did not have a material effect on our results of operations or financial condition.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments effective June 29, 2003. The adoption of this statement did not have a material effect on our results of operations or financial condition.

      In December 2003, the FASB issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (revised 2003). This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. We adopted the additional disclosure requirements of this statement as of January 4, 2003.

RISK FACTORS

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

      Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations for our financial and operating performance in 2004 and beyond, the adequacy of internal cash and working capital for our operations, our ability to supply sufficient product for anticipated demand, production delays associated with this demand, availability of component materials, management’s plans and goals with regard to our shipping and production capabilities, including the adequacy of our facilities for present and expected future operations, the availability of alternative suppliers and manufacturers, timing of product roll-out and acceptance by the market, manufacturing constraints or difficulties, the introduction of competitive products into the market place, management’s plans and goals for our Lasertel subsidiary, the ability of Lasertel to generate positive cash flows in the near term, expectations for the Company’s Lasertel subsidiary, including its ability to produce commercially competitive laser products, the strength of our various strategic partnerships both on manufacturing and distribution, our ability to secure other strategic alliances and relationships, our expectations regarding Presstek’s strategy for growth, including statements regarding the Company’s expectations for continued product mix improvement, the Company’s expectations regarding the balance, independence and control of its business, the resulting and expected effects and benefits from the Company’s transformation efforts, the Company’s expectation regarding the strength and improvement of the Company’s fundamentals, including management of its financial controls, the Company’s expectations relating to the Heidelberg overstock position, our expectations and plans regarding market penetration, including the strength and scope of our distribution channels and our expectations regarding sales of DI presses or CTP devices, the expansion of our products and technology, the status of the Company’s technology leadership, the commercialization and marketing of the Company’s technology, our expectations regarding the sale of our products and use of our technology, our current plans for product development and the expected market acceptance of recently introduced products and the likely acceptance of planned future products, the expected growth in market share, our expectations regarding performance of existing, planned and recently introduced products, the effects, market acceptance, or pricing of competitive products, including the possibility of a competitive plate product being introduced by a strategic partner, the placement of orders for direct imaging kits, our expectations regarding reductions in warranty costs, statements regarding the profitability of process-free CTP, the adequacy of our intellectual property protections and our ability to protect and enforce our intellectual property rights, and the expected effect of adopting recently issued accounting standards, among others. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this report. The words “looking forward,” “looking ahead,” “believe(s),” “should,” “plan,” “expect(s),” “project(s),” “anticipate(s),” “may,” “likely,” “potential,” “opportunity” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date, the statements were made and readers are advised to consider such forward-looking statements in light of the risks set forth below. Presstek undertakes no obligation to update any forward-looking statements contained in this Annual Report on Form 10-K.

      References to “we,” “us,” “our,” or “ours” refer to Presstek and its subsidiaries.

      We are substantially dependent on Heidelberg for a material portion of our revenue and the loss of Heidelberg as a customer or a significant reduction in revenue from sales to Heidelberg would adversely affect our business. We have had an important long-term relationship with Heidelberg. Since entering into our strategic alliance with Heidelberg, our sales of products to Heidelberg have constituted a material portion of our total revenue. For our 2003, 2002 and 2001 fiscal years our sales to Heidelberg accounted for approximately 21%, 36% and 42%, respectively of our total revenue. There can be no assurance that our relationship with Heidelberg will continue. The loss of Heidelberg as a customer, or a material decrease in the revenue we receive from direct imaging kit sales or consumable sales to Heidelberg, would have a material adverse affect on our business, results of operations and financial condition. Heidelberg is marketing a competitive plate product, as an alternative to Presstek’s PEARLdry for the Quickmaster DI. The introduction of a competitive plate could reduce the revenue generated by Presstek under its agreements with Heidelberg, including the OEM agreements entered into in July 2003. It could also lead to downward pricing pressure on our full line of spooled consumable products, which could have a material adverse effect on our business, results of operations or financial condition.

      We currently have no orders from Heidelberg for direct imaging kits used in the Quickmaster DI. Heidelberg has recently indicated, as a result of the global economic slowdown, that it has an inventory of direct imaging kits on hand to support its production requirements for six months. We believe that orders for direct imaging kits will resume sometime late in fiscal 2004, however, there can be no assurance that any orders will be received.

      In July 2001, we settled our outstanding arbitration proceedings with Heidelberg. Pursuant to the terms of the settlement, Presstek and Heidelberg agreed that the licensing arrangements for the Heidelberg Quickmaster 46DI would be non-exclusive. As a result of the recognition of the non-exclusivity of our license to Heidelberg, we agreed to reduce the royalty payable by Heidelberg for imaging kits delivered in connection with the Heidelberg Quickmaster 46DI by approximately $9,000 per kit. This reduced royalty rate was effective for kits ordered and delivered after May 1, 2002. There can be no assurance that we will not have disputes with

Heidelberg in the future, including disputes involving patents, there can be no assurance that any disputes that do arise will be resolved in our favor.

      We are substantially dependent on our strategic alliances and manufacturing and distribution relationships to develop and grow our business and the loss or failure of one or more of our strategic partners could significantly harm our business. Our strategy to date has been, in part, to enter into strategic alliances with major companies in the graphic arts industry and other markets. This strategy has included, among other things, licensing our intellectual property, developing specialized products based on our proprietary technologies and manufacturing imaging systems for inclusion in other manufacturers’ products. Our strategy has also involved identifying strategic manufacturing and distribution partners to aid in developing new market channels for our products. This strategy led to the development of our relationship with Heidelberg. It also led to the development of relationships with other strategic partners, including KBA, Ryobi and KPG. We are dependent on many of these partners for future sales of both existing and planned products. This dependency means that the timetable for finalizing development, commercialization and distribution of both existing and planned products is dependent upon the needs and circumstances of our strategic partners. We have experienced and will continue to experience technical difficulties from time to time, which may prevent us from meeting certain production and distribution targets. Any delay in meeting production and distribution targets with our strategic partners may harm our relationships with them and may cause them to terminate their relationship with us. Our strategic partners may not develop markets for our products at the pace or in the manner we expect, which may have an adverse effect on our business. They may also terminate their relationships with us for circumstances beyond our control, including factors unique to their business or their business decisions. In addition, we may mutually agree with one of our partners to terminate our relationship with them for a variety of reasons. For example, in March 2003, we agreed with Xerox to terminate our supply and distribution agreement with them for DocuColor DI presses. As a result, Xerox will no longer sell the DocuColor 233 DI-4, the DocuColor 400 DI-4 and the DocuColor DI-5 presses and related consumables. While we do not believe the termination of our relationship with Xerox will have a material adverse impact on our business, we cannot assure you that the termination of any of our other relationships with our strategic partners will not have an adverse impact on our business.

      We are also unable to control factors related to the business of our strategic partners. As an example, in February 2002, Adast, a manufacturing partner of ours, announced that it had joined a bankruptcy petition filed by its creditors. As a result of this development, we adjusted our fiscal 2001 fourth quarter net income and balance sheet to include an additional write-off of approximately $2.1 million to cover prepayments made to Adast for work in-progress. There can be no assurance that similar events will not occur with our other strategic partners.

      As a result of the uncertainties surrounding many of our strategic partners, there can be no assurance that our existing strategic relationships will prove successful. There can be no assurance that our existing relationships with Heidelberg, KBA, Ryobi, or KPG or any of our other strategic, manufacturing and distribution partners will be successful. The loss of Heidelberg, KBA, Ryobi, KPG or other principal customers or strategic partners could have a materially adverse effect on our business, results of operations and financial condition.

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

      We may not be able to increase revenues if we do not expand our sales and distribution channels. We will need to expand our global sales operations in order to increase market awareness and acceptance of our line of products and generate increased revenues. We market and distribute our products indirectly through our global partner and distributor network. We believe that our future success is dependent upon expansion of global distribution channels. We cannot be certain that we will be able to maintain our current relationship or establish relationships with additional distribution partners on a timely basis, or at all. Our distribution partners may not devote adequate resources to promoting or selling our line of products and may not be successful. Any failure to expand our global distribution channel or increase the productivity of this distribution channel could result in lower than anticipated revenues, which could have a material adverse effect on our business, results of operation and financial condition.

      In March 2003, we expanded our product offerings to select dealers in our European distribution channel to include the sale of Quickmaster DI consumables. In connection with this offering, we reduced pricing on our full line of spooled consumables distributed through this distribution channel by up to 20%. While the expected lost revenue resulting from the price reduction may be offset by increased revenue from increased volume of spooled consumable sales derived from additional presses installed and increased usage of spooled consumables, there can be no assurance that the expected lost revenue will be offset. In addition, market conditions may require us to expand the regions in which we offer reduced prices, or to further reduce our spooled consumable prices, which could further reduce our revenues in 2004 and beyond. This could have a material adverse effect on our business, results of operations and financial position.

      Our growth strategy may include licenses or acquisitions of technologies or businesses, which entail a number of risks. As part of our strategy to grow our business, we may pursue licenses of technologies from third parties or acquisitions of complementary products lines or companies, and such transactions entail a number of risks. We may expend significant costs in investigating and pursuing such transactions, and such transactions may not be consummated. If such transactions are consummated, we may not be successful in integrating the acquired technology or business into our existing business to achieve the desired synergies. Integrating acquired technologies or businesses may also require a substantial commitment of our management’s time and attention. We may expend significant funds to acquire such technologies or businesses, and we may incur unforeseen liabilities in connection with any acquisition of a technology or business. Any of the foregoing risks could result in a material adverse effect on our business, results of operations and financial conditions.

      We face risks associated with international sales. We intend to expand our global sales operations and enter additional international markets, which will require significant management attention and financial resources. International sales are subject to a variety of risks, including difficulties in establishing and managing international distribution channels, in serving and supporting products sold outside the United States and in translating products and related materials into foreign languages. International operations are also subject to difficulties in collecting accounts receivable, staffing and managing personnel and enforcing intellectual property rights. Other factors that can adversely affect international operations include fluctuations in the value of foreign currencies and currency exchange rates, changes in import/export duties and quotas, introduction of tariff or non-tariff barriers and economic or political changes in international markets. If our international sales increase, our revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower levels of sales that typically occur during the summer months in Europe and other parts of the world. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our business, results of operations and financial condition.

      We have a history of losses, could incur substantial losses in the future, and may not maintain profitability. We have incurred substantial net losses from continuing operations in three of the past five fiscal years. We incurred net losses from continuing operations of approximately $8.3 million for fiscal 2002, $3.8 million for fiscal 2001, and $30.6 million for fiscal 1999. As of January 3, 2004 we had an accumulated deficit of approximately $18 million. We may need to generate significant increases in revenues to maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate, due to potential competitive pricing pressures, or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be materially adversely affected. Even if we maintain profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase such profitability. Failure to sustain profitability may adversely affect the market price of our common stock.

      Our quarterly revenues and operating results are likely to fluctuate significantly. Our quarterly revenues and operating results are sometimes difficult to predict, have varied in the past, and are likely to fluctuate significantly in the future. We typically realize a significant percentage of our revenues for a fiscal quarter in the third month of the quarter. Accordingly, our quarterly results may be difficult to predict prior to the end of the quarter. Any inability to obtain sufficient orders or to fulfill shipments in the period immediately preceding the end of any particular quarter may cause the results for that quarter to fall short of our revenues targets. In addition, we base our current and future expense levels in part on our estimates of future revenues. Our expenses are largely fixed in the short term and we may not be able to adjust our spending quickly if our revenues fall short of our expectations. Accordingly, a revenues shortfall in a particular quarter would have an adverse effect on our operating results for that quarter. In addition, our quarterly operating results may fluctuate for many reasons, including, without limitation:

•	changes in demand for our products and consumables, including seasonal differences; and

•	changes in the mix of our products and consumables.

      We are dependent on third party suppliers for critical components and our inability to maintain an adequate supply of advanced laser diodes and other critical components could adversely affect us. We are dependent on third party suppliers for critical components and our increased demand for these components may put strain on the ability of our third-party suppliers to deliver critical components in a timely manner. For example, our requirements for advanced technology laser diodes for use in products incorporating our DI technology has increased and is expected to increase in the future. Although we have established our subsidiary, Lasertel, to help us meet our demand for laser diodes, we are still dependent on other third party manufacturers for our supply of other necessary components. If we are unable for any reason to secure an uninterrupted source of other critical components at prices acceptable to us, our operations could be materially adversely affected. We cannot assure you that Lasertel will be able to manufacture advanced laser diodes in quantities that will fulfill our future needs, or with manufacturing volumes or yields that will make our operation cost effective. Likewise, we cannot assure you that we will be able to obtain alternative suppliers for our laser diodes or other critical components should our current supply channels prove ineffective.

      Our manufacturing capabilities may be insufficient to meet the demand for our products. If demand for our products grows, our current manufacturing capabilities may be insufficient to meet this demand, resulting in production delays and a failure to deliver products in a timely fashion. We may be forced to seek alternative manufacturers for our products. There can be no assurance that we will successfully be able to do so. As we introduce new products, we may face production and manufacturing delays due to technical and other unforeseen problems. Any manufacturing delay could have an adverse effect on our business, the success of any product affected by the delay, and our revenue, and may harm our relationships with our strategic partners.

      Recently introduced products that incorporate our technology may not be commercially successful and may not gain market acceptance. Achieving market acceptance for any products incorporating our technology requires substantial marketing and distribution efforts and expenditure of significant sums of money and allocation of significant resources, either by us, our strategic partners or both. We may not have sufficient resources to do so. Additionally, there can be no assurance that products introduced by our strategic partners, such as the 46 Karat DI presses, and the KPG DI presses, or our product offerings such as our Anthem plates, and Dimension 400 and Dimension 800 platesetters, will achieve widespread market acceptance or that any of our other current products or any future products that we may develop or any future products produced by others that incorporate our technologies will achieve market acceptance or become commercially successful. We recently announced beta testing of our new Applause plate. There can be no assurance that the beta testing of this plate will be successful, that the final product will be introduced in the time frame expected, or that it will achieve market acceptance or become commercially successful. If our new product offerings do not achieve anticipated market acceptance, we may not achieve anticipated revenue.

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

      If the United States and global economies slow down, the demand for our products could decrease and our revenues might be hurt. The demand for our products is affected by various factors, many of which are beyond our control. For example, general economic conditions may not recover as quickly as forecasted, and may affect or delay the overall capital spending by businesses and consumers, particularly for capital equipment such as presses. We believe that, concurrently with the most recent economic slowdown in the U.S. and abroad, and the decrease in capital equipment spending over the past three years, there has been a decrease in spending and spending projections on capital equipment that could impact the demand for our products. If, as a result of general economic uncertainty or otherwise, companies reduce their product spending levels, such a decrease in spending could substantially reduce demand for our products, substantially harm our business, and have a material adverse effect on our business, results of operations and financial condition.

      The expansion of Lasertel into areas other than the production of laser diodes for our printing business may be unsuccessful. Lasertel, which was formed for the purpose of supplying us with laser diodes, has also explored other markets for its laser technology. These efforts to develop other markets were scaled back, in part, in June 2001, as we announced a repositioning of Lasertel in order to reduce its costs and focus its efforts on supplying us with high quality laser diodes. While the plans to market its laser products to the telecommunications industry were delayed, Lasertel has developed laser products for the defense industry and has continued its plans to develop laser prototypes for qualification in the defense and industrial industries. There can be no assurance that these products or prototypes will gain acceptance in these industries and likewise, there can be no assurance that these products will be commercially successful. Our executive team has limited experience in the telecommunications, defense and industrial industries and there can be no assurance that Lasertel will be able to successfully exploit any opportunities that may arise.

      Lasertel may require additional working capital infusions from us, which may have a material adverse effect on our business. Our subsidiary, Lasertel, was established to help us meet our demand for laser diodes. Lasertel has required and may continue to require a significant amount of capital investment by Presstek in order to fund its operations. For the fiscal year ended January 3, 2004, Lasertel recorded a net loss of $5.1 million. Lasertel continues to require us to advance cash and resources in order to ensure its continued operation. Lasertel has only had sales to a limited number of third parties to date, and any loss of such customers or significant reduction in their purchases from Lasertel could increase its reliance upon us for capital and resources. Lasertel’s capital and working capital needs may exceed our ability to provide such funds, requiring us to borrow against our credit facilities or seek to obtain outside financing for Lasertel’s operations. This could have a material adverse effect on our business, results of operations and financial condition.

      Our success is dependent on our ability to maintain and protect our proprietary rights. Our future success will depend, in large part, upon our intellectual property rights, including patents, trademarks, trade secrets, proprietary know-how, source codes and continuing technological innovation. We have been issued a number of U.S. and foreign patents and we intend to register for additional patents where we deem appropriate. We also hold seven registered trademarks and we may register additional trademarks where we deem appropriate. There can be no assurance, however, as to the issuance of any additional patents or trademarks or the breadth or degree of protection that our patents, trademarks or other intellectual property may afford us. The steps we have taken to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. Further, the laws of certain territories in which our products are or may be developed, manufactured or sold, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

      In September 2003, Presstek filed an action against Fuji Photo Film Corporation, Ltd., in the District Court of Mannheim, Germany for patent infringement. In this action, Presstek alleges that Fuji has manufactured and distributed a product that violates Presstek European Patent 0 644 047 registered under number DE 694 17 129 with the German Patent and Trademark Office. Presstek seeks an order from the court that Fuji refrain from offering the infringing product for sale, from using the infringing material or introducing it for the named purposes, or from possessing such infringing material.

      We may take legal action to determine the validity and scope of third party rights or to defend against any allegations of infringement. In the course of pursuing or defending any of these actions we could incur significant costs and diversion of our resources. Due to the competitive nature of our industry, it is unlikely that we could increase our product prices to cover such costs. There can be no assurance that we will have the financial or other resources necessary to successfully defend a patent infringement or proprietary rights violation action. Moreover, we may be unable, for financial or other reasons, to enforce our rights under any patents we may own. As an example of the cost and uncertainty of patent litigation, in August 1999 Creo filed an action in the United States District Court for the District of Delaware against us seeking a declaration that Creo’s products do not and will not infringe any valid and enforceable claims of any of our patents in question. We counterclaimed against Creo for patent infringement of certain of our patents. The matter went to trial in June 2001, and in September 2001, the court affirmed the validity and enforceability of our on-press imaging patents, but held that the current Creo DOP System did not infringe on our patents. Creo appealed the court’s decision that our patents were valid and enforceable, and we cross-appealed the finding of non-infringement by the current Creo DOP System. On September 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court’s decision that our patents are valid and enforceable, but that they are not infringed by the current Creo DOP System. We incurred higher than expected legal expenses in fiscal 2002 and fiscal 2001 due to this litigation. Any similar litigation in the future is expected to be costly, yield uncertain results and could have an adverse impact on our business, results of operations and financial condition.

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

      We face substantial competition in the sale of our products. We compete with manufacturers of conventional presses and products utilizing existing plate-making technology, as well as presses and other products utilizing new technologies, including other types of direct-to-plate solutions such as companies that employ electrophotography as their imaging technology. Canon Inc., Hewlett Packard Company, Heidelberg, Kodak and Xerox Corporation are companies that have introduced color electrophotographic copier products. Various companies are marketing product versions manufactured by these companies.

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

      We also anticipate competition from plate manufacturing companies that manufacture printing plates, or have the potential to manufacture digital thermal plates. These companies include Agfa Gevaert N.V., KPG and Fuji Photo Film Co., Ltd. Heidelberg is marketing a competitive plate product as an alternative to Presstek’s PEARLdry for the Quickmaster DI. The introduction of a competitive plate could reduce the revenue generated by Presstek under its relationship with Heidelberg, and could have a material adverse effect on our business, results of operations and financial condition.

      Products incorporating our technologies can also be expected to face competition from conventional methods of printing and creating printing plates. Most of the companies marketing competitive products, or with the potential to do so, are well established, have substantially greater financial, marketing and distribution resources than us and have established reputations for success in the development, sale and service of products. There can be no assurance that we will be able to compete successfully in the future.

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

      We may not be able to adequately respond to changes in technology affecting the printing industry. Our continuing product development efforts have focused on refining and improving the performance of our PEARL and DI technology and our consumables and we anticipate that we will continue to focus such efforts. The printing and publishing industry has been characterized in recent years by rapid and significant technological changes and frequent new product introductions. Current competitors or new market entrants could introduce new or enhanced products with features, which render our technologies, or products incorporating our technologies, obsolete or less marketable. Our future success will depend, in part, on our ability to:

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

      We must respond to changing technology and industry standards in a timely and cost-effective manner. We may not be successful in effectively using new technologies, developing new products or enhancing our existing products and technology on a timely basis. Our new technologies or enhancements may not achieve market acceptance. Our pursuit of new technologies may require substantial time and expense. We may need to license new technologies to respond to technological change. These licenses may not be available to us on terms that we can accept. Finally, we may not succeed in adapting our products to new technologies as they emerge.

      Ongoing litigation could have an adverse impact on our business. From time to time in the ordinary course of our business, we may be subject to lawsuits. On September 16, 2003, Presstek filed an action against Fuji Photo Film Corporation, Ltd. in the District Court of Mannheim, Germany for patent infringement, alleging a disputed value tentatively estimated at 1,000,000.00 euros. In this action, Presstek alleges that Fuji has manufactured and distributed a product that violates Presstek European Patent 0 644 047, registered under number DE 694 17 129 with the German Patent and Trademark Office. Presstek seeks an order from the court that Fuji refrain from offering the infringing product for sale, from using the infringing material or introducing it for the named purposes, or from possessing such infringing material. Also, in August 2003, the Company was served with a lawsuit filed on June 2, 2003 in the United States District Court for the District of New Hampshire against the Company and two of its former officers, captioned “James B. Zouras v. Robert Hallman et al.” The lawsuit allegedly was filed on behalf of all purchasers of the Company’s common stock between December 10, 1999 and July 16, 2001 and alleges, among other things, that misstatements were made to the investing public regarding an arbitration proceeding commenced in 1999 and concluded in 2001 with one of the Company’s customers. The complaint does not specify the amount of any damages being claimed. The Company disputes all material allegations of the complaint and intends to vigorously defend the litigation.

      The loss or unavailability of our key personnel would have a material adverse effect on our business. The success of Presstek is largely dependent on the personal efforts of our senior management team. We have recently entered into three-year employment agreements with Ed Marino, our President and Chief Executive Officer, and Moosa E. Moosa, our Chief Financial Officer. The loss or interruption of the services of Mr. Marino or Mr. Moosa could have an adverse effect on our business and prospects.

      Our success may also be dependent on our ability to hire and retain additional qualified engineering, technical, sales, marketing and other personnel. Competition for qualified personnel in our industry can be intense, and there can be no assurance that we will be able to hire or retain additional qualified personnel.

      Our stock price has been and could continue to be extremely volatile. The market price of our common stock has been subject to significant fluctuations. The securities markets, and the Nasdaq National Market in particular, have experienced, and are likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, the trading price of our common stock could be subject to significant fluctuations in response to:

•	actual or anticipated variations in our quarterly operating results;

•	announcements by us or other industry participants;

•	changes in national or regional economic conditions;

•	changes in securities analysts’ estimates for us, our competitors or our industry or our failure to meet analysts’ expectations; and

•	general market conditions.

      These factors may materially and adversely affect our stock price, regardless of our operating performance.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risk from changes in interest rates primarily as a result of our borrowing activities, and to a lesser extent, our investing activities. Our long-term borrowings are in variable rate instruments, with interest rates tied to either the prime rate or the London Interbank Offered Rate (“LIBOR”). A 100 basis point change in these rates would have an impact of approximately $150,000 on our annual interest expense, assuming consistent levels of floating rate debt with those held as of the end of fiscal 2003. In the fourth quarter of fiscal 2003, we entered into interest rate floors and caps to manage net exposure to interest rate fluctuations related to our borrowings.

      We have some exposure to foreign currency exchange rate risk as a limited number of our sales and purchase transactions are denominated in the European euro and the Japanese yen. In addition, some of our customers and strategic partners are not located in the United States. As a result, these customers and strategic partners are themselves subject to fluctuations in foreign exchange rates. If their home country currency were to decrease in value relative to the United States dollar, their ability to purchase and market our products could be adversely affected and our products may become less competitive to them. This may have an adverse impact on our business. Likewise, some of our suppliers are not located in the United States and thus, such suppliers are subject to foreign exchange rate risks in transactions with us. Decreases in the value of their home country currency, versus that of the United States dollar, could cause fluctuations in supply pricing which could have an adverse effect on our business.

Item 8.	Financial Statements and Supplementary Data

      The financial statements required by Item 8 of Form 10-K are incorporated herein by reference to Item 15 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

      As of the end of the period covered by this Annual Report on Form 10-K, we have, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Presstek’s disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Presstek’s Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, Presstek’s disclosure controls and procedures are effective in ensuring that material information relating to Presstek (including its consolidated subsidiaries) required to be disclosed by Presstek in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to Presstek’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

      There were no significant changes in Presstek’s internal controls or in other factors that could significantly affect Presstek’s controls in the quarter ended January 3, 2004 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The policies comprising the Company’s code of ethics are set forth in the Company’s Code of Business Conduct and Ethics. These policies satisfy the SEC’s requirements for a “code of ethics,” and apply to all directors, officers and employees. The Code of Business Conduct and Ethics can be found on the Company’s website at www.presstek.com.

      The remaining information required by this item will be set forth under the captions “Election of Directors”, “Board of Directors Meetings and Committees”, “Board of Directors and Committee Independence”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement that the Company expects to file with the Securities Exchange Commission within 120 days of the fiscal year ended January 3, 2004 for the Annual Meeting of Stockholders to be held on June 8, 2004 (the “Proxy Statement”) and such information is incorporated herein by reference.

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

      The information required by this item will be set forth under the captions “Equity Compensation Plan Information” and “Voting Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item will be set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      The information required by this item will be set forth under the captions “Ratification of Selection of Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in the Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Page

(a)(1)	Financial Statements
	Report of Independent Certified Public Accountants	F-2
	Balance Sheets as of January 3, 2004 and December 28, 2002	F-3
	Statements of Operations for the fiscal years ended January 3, 2004, December 28, 2002, and December 29, 2001	F-4
	Statements of Changes in Stockholders’ Equity for the fiscal years ended January 3, 2004, December 28, 2002, and December 29, 2001	F-5
	Statements of Cash Flows for the fiscal years ended January 3, 2004, December 28, 2002, and December 29, 2001	F-6
	Notes to Financial Statements	F-7
(a)(2)	Financial Statement Schedule
	Schedule II — Valuation and Qualifying Accounts	FS-1
All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.
(a)(3)	Exhibits

Exhibit
Number		Description

3	(a)	Amended and Restated Certificate of Incorporation of Presstek, Inc., as amended. (Previously filed as Exhibit 3 to Presstek’s Quarterly Report on Form 10-Q for the Quarter ended June 29, 1996, hereby incorporated by reference.)
3	(b)	By-laws of Presstek, Inc. (Previously filed as an exhibit with Presstek’s Form 10-K for the fiscal year ended December 30, 1995, filed March 29, 1996, hereby incorporated by reference.)
10	(a)	Confidentiality Agreement between Presstek, Inc. and Heidelberger Druckmaschinen A.G., effective December 7, 1989 as amended. (Previously filed as Exhibit 10(i) of Presstek’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, hereby incorporated by reference.)
10	(b)	Master Agreement effective January 1, 1991, by and between Heidelberger Druckmaschinen Aktiengesellschaft and Presstek, Inc. (Previously filed as an exhibit to Presstek’s Form 8-K, dated January 1, 1991, hereby incorporated by reference.)
10	(c)	Technology License effective January 1, 1991, by and between Heidelberger Druckmaschinen Aktiengesellschaft and Presstek, Inc. (Previously filed as an exhibit to Presstek’s Form 8-K, dated January 1, 1991, hereby incorporated by reference.)
10	(d)	Memorandum of Performance No. 3 dated April 27, 1993, to the Master Agreement, Technology License, and Supply Agreement between Presstek, Inc. and Heidelberger Druckmaschinen Aktiengesellschaft. (Previously filed as an exhibit to Presstek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, hereby incorporated by reference.)
10	(e)	Modification to Memorandum of Performance No. 3 dated April 27, 1993, to the Master Agreement, Technology License, and Supply Agreement between Presstek, Inc. and Heidelberger Druckmaschinen Aktiengesellschaft. (Previously filed as an exhibit to Presstek’s Annual report on Form 10-K for the fiscal year ended December 31, 1994, hereby incorporated by reference.)
10	(f)*	Memorandum of Understanding No. 4 dated November 9, 1995, to the Master Agreement and Technology License and Supply Agreement between Presstek, Inc. and Heidelberger Druckmaschinen Aktiengesellschaft. (Previously filed as Exhibit 10.k to Presstek’s Form 10-K for the fiscal year ended December 30, 1995, filed March 29, 1996, hereby incorporated by reference.)
10	(g)**	1991 Stock Option Plan. (Previously filed as an exhibit to Presstek’s Annual report on Form 10-K for the fiscal year ended December 31, 1991, hereby incorporated by reference.)
10	(h)**	1994 Stock Option Plan. (Previously filed as an exhibit to Presstek’s Annual report on Form 10-K for the fiscal year ended December 31, 1994, hereby incorporated by reference.)
10	(i)**	Non-Employee Director Stock Option Plan. (Previously filed as Exhibit 10.0 to Presstek’s Form 10-K for the fiscal year ended January 2, 1999, filed March 2, 1999, hereby incorporated by reference.)
10	(j)**	1997 Interim Stock Option Plan. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly report on Form 10-Q for the quarter ended September 27, 1997, filed November 7, 1997, hereby incorporated by reference.)
10	(k)**	1998 Stock Incentive Plan. (Previously filed as Exhibit A to Presstek’s April 23, 1998 Proxy Statement, filed April 24, 1998, hereby incorporated by reference.)
10	(l)*	Memorandum of Understanding No. 5 dated March 7, 1997 between Presstek, Inc. and Heidelberger Druckmaschinen Aktiengesellschaft. (Previously filed as Exhibit 10(T) to Presstek’s Annual Report on Form 10-K for the fiscal year ended December 28, 1996 filed March 31, 1997, hereby incorporated by reference.)
10	(m)*	Master Supply and Distribution Agreement by and between Presstek, Inc. and Xerox Corporation dated September 22, 2000. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000, hereby incorporated by reference.)
10	(n)	Amended Master Supply and Distribution Agreement by and between Presstek, Inc. and Xerox Corporation dated May 11, 2001. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed August 14, 2001, hereby incorporated by reference.)

Exhibit
Number		Description

10	(o)*	Agreement between Presstek, Inc. and Adamovski Strojírny a.s. dated as of April 24, 2001. (Previously filed as Exhibit 10.2 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed August 14, 2001 hereby incorporated by reference.)
10	(p)*	Settlement Agreement made as of July 13, 2001 by and between Heidelberger Druckmaschinen Aktiengesellschaft and Presstek, Inc. (Previously filed as Exhibit 10.3 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001, filed November 13, 2001, hereby incorporated by reference.)
10	(q)*	Letter Agreement dated September 19, 2001 between Xerox Corporation and Presstek, Inc. amending the Amended Master Supply and Distribution Agreement by and among, Presstek, Inc. and Xerox Corporation dated May 11, 2001. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001, filed November 13, 2001, hereby incorporated by reference.)
10	(r)**	Resignation Agreement and General Release by and between Presstek, Inc. and Neil M. Rossen, dated November 14, 2001 and effective as of December 31, 2001. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002, filed May 14, 2002, hereby incorporated by reference.)
10	(s)**	Separation Agreement by and between Presstek, Inc. and Robert W. Hallman dated as of April 26, 2002, and effective as of April 30, 2002. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, filed August 13, 2002, hereby incorporated by reference.)
10	(t)*	Agreement for Manufacture & Sale of “Sun Press” between Presstek, Inc. and Ryobi Limited, dated as of April 5, 2002. (Previously filed as Exhibit 10.4 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, filed on August 13, 2002, hereby incorporated by reference.)
10	(u)**	2002 Employee Stock Purchase Plan of Presstek, Inc. (Previously filed as Exhibit 4.3 to Presstek’s Registration Statement on Form S-8 filed with the Commission on August 9, 2002, hereby incorporated by reference.)
10	(v)**	Description of Presstek’s Non-Employee Director Compensation Arrangements approved by Presstek’s Board of Directors on July 17, 2002 and amended by Presstek’s Board of Directors on December 17, 2002. (Previously filed as Exhibit 10(hh) to Presstek’s Form 10-K for the fiscal year ended December 28, 2002, filed March 28, 2003, hereby incorporated by reference.)
10	(w)**	Retirement Agreement by and between Presstek, Inc. and Richard A. Williams dated January 7, 2003. (Previously filed as Exhibit 10(ll) to Presstek’s Form 10-K for the fiscal year ended December 28, 2002, filed March 28, 2003, hereby incorporated by reference.)
10	(x)	Distribution Agreement by and between Presstek, Inc. and Kodak Polychrome Graphics LLC dated March 18, 2003. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003, filed May 13, 2003, hereby incorporated by reference.)
10	(y)	Restated Amended Master Supply and Distribution Agreement by and between Presstek, Inc. and Xerox Corporation dated March 18, 2003. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003, filed May 13, 2003, hereby incorporated by reference.)
10	(z)**	2003 Stock Option and Incentive Plan of Presstek, Inc. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, filed August 12, 2003, hereby incorporated by reference.)
10	(aa)*	OEM Consumables Supply Agreement by and between Presstek, Inc. and Heidelberg Druckmaschinen, AG., dated July 1, 2003. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(bb)*	OEM Consumables Supply Agreement by and between Presstek, Inc. and Heidelberg U.S.A., Inc. dated July 1, 2003. (Previously filed as Exhibit 10.2 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)

Exhibit
Number		Description

10	(cc)	Credit Agreement by and among Presstek, Inc., Lasertel Inc., Citizens Bank New Hampshire and Keybank National Association dated October 15, 2003. (Previously filed as Exhibit 10.3 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(dd)	Revolving Note dated October 15, 2003 made by Presstek, Inc. in favor of Citizens Bank New Hampshire. (Previously filed as Exhibit 10.4 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(ee)	Revolving Note dated October 15, 2003 made by Presstek, Inc. in favor of Keybank National Association. (Previously filed as Exhibit 10.5 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(ff)	Term Note dated October 15, 2003 made by Presstek, Inc. in favor of Citizens Bank New Hampshire. (Previously filed as Exhibit 10.6 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(gg)	Term Note dated October 15, 2003 made by Presstek, Inc. in favor of Keybank National Association. (Previously filed as Exhibit 10.7 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(hh)	Swing Line Note dated October 15, 2003 made by Presstek, Inc. in favor of Citizens Bank New Hampshire. (Previously filed as Exhibit 10.8 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(ii)	Security Agreement by and between Presstek, Inc. and Citizens Bank New Hampshire dated October 15, 2003. (Previously filed as Exhibit 10.9 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(jj)	Security Agreement by and between Lasertel, Inc. and Citizens Bank New Hampshire dated October 15, 2003. (Previously filed as Exhibit 10.10 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(kk)	Security Agreement (Intellectual Property) by and between Presstek, Inc. and Citizens Bank New Hampshire dated October 15, 2003. (Previously filed as Exhibit 10.11 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(ll)	Security Agreement (Intellectual Property) by and between Lasertel, Inc. and Citizens Bank New Hampshire dated October 15, 2003. (Previously filed as Exhibit 10.12 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(mm)	Mortgage and Security Agreement between Presstek, Inc. and Citizens Bank New Hampshire dated October 15, 2003. (Previously filed as Exhibit 10.13 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(nn)	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and among Presstek, Inc., First American Title Insurance Company and Citizens Bank New Hampshire dated October 15, 2003. (Previously filed as Exhibit 10.14 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(oo)**	Employment Agreement by and between Presstek, Inc. and Edward J. Marino dated November 19, 2003 (filed herewith.)
10	(pp)**	Employment Agreement by and between Presstek, Inc. and Moosa E. Moosa dated December 31, 2003 (filed herewith.)
10	(qq)	Amendment to Employment Agreement by and between Pressteck, Inc. and Moosa E. Moosa dated January 10, 2004 (filed herewith.)
21		Subsidiaries of the Presstek, Inc. (filed herewith.)

Exhibit
Number	Description

23 (a)	Consent of BDO Seidman, LLP (filed herewith.)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith.)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith.)

*	The SEC has granted Presstek’s request of confidential treatment with respect to a portion of this exhibit.

**	Denotes management employment contracts or compensatory plans.

Item 15(b)	Reports on Form 8-K

      None

Item 15(c)	See Item 15(a)(3) above.

Item 15(d)	See Item 15(a)(2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESSTEK, INC.

By:	/s/ EDWARD J. MARINO

Edward J. Marino
President and Chief Executive Officer

Dated: March 18, 2004

      This report has been signed by the following persons, pursuant to the requirements of the Securities Exchange Act of 1934, on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ RICHARD A. WILLIAMS Richard A. Williams	Chairman of the Board	March 18, 2004

/s/ EDWARD J. MARINO Edward J. Marino	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 18, 2004

/s/ MOOSA E. MOOSA Moosa E. Moosa	Vice President of Finance, Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2004

/s/ DR. LAWRENCE HOWARD Dr. Lawrence Howard	Director	March 18, 2004

/s/ JOHN W. DREYER John W. Dreyer	Director	March 18, 2004

/s/ JOHN B. EVANS John B. Evans	Director	March 18, 2004

/s/ DANIEL S. EBENSTEIN, ESQ. Daniel S. Ebenstein, Esq.	Director	March 18, 2004

/s/ MICHAEL D. MOFFITT Michael D. Moffitt	Director	March 18, 2004

/s/ DONALD C. WAITE III Donald C. Waite III	Director	March 18, 2004

/s/ BARBARA A. PELLOW Barbara A. Pellow	Director	March 18, 2004

/s/ STEVEN N. RAPPAPORT Steven N. Rappaport	Director	March 18, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders

Presstek, Inc.
Hudson, New Hampshire

      We have audited the accompanying balance sheets of Presstek, Inc. as of January 3, 2004 and December 28, 2002, and the related statements of operations, changes in stockholders’ equity, and cash flows for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Presstek, Inc. at January 3, 2004 and December 28, 2002, and the results of its operations and its cash flows for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001, in conformity with accounting principles generally accepted in the United States of America.

      Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

BDO Seidman, LLP

New York, New York

February 25, 2004

PRESSTEK, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	Jan 3,	Dec 28,
	2004	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,196	$17,563
Accounts receivable, net of allowance for losses of $1,892 and $2,167 in fiscal 2003 and 2002, respectively	14,922	15,108
Inventories	12,354	11,715
Other current assets	1,064	554

Total current assets	56,536	44,940

PROPERTY, PLANT AND EQUIPMENT, NET	45,732	52,291
OTHER ASSETS:
Patent application costs and license rights, net	3,419	4,409
Other	841	156

Total other assets	4,260	4,565

TOTAL	$106,528	$101,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,143	$3,045
Accounts payable	4,750	3,331
Accrued expenses	7,131	9,992

Total current liabilities	14,024	16,368

LONG-TERM DEBT, NET OF CURRENT PORTION	12,321	13,662
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 1,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 75,000,000 shares, issued and outstanding 34,202,175 shares at January 3, 2004, 34,125,481 shares at December 28, 2002	342	341
Additional paid-in capital	97,769	97,403
Comprehensive loss	(47)	—
Accumulated deficit	(17,881)	(25,978)

Total stockholders’ equity	80,183	71,766

TOTAL	$106,528	$101,796

See accompanying notes to financial statements

PRESSTEK, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Fiscal Years Ended

	Jan 3,	Dec 28,	Dec 29,
	2004	2002	2001

REVENUE:
Product sales	$84,543	$78,988	$94,114
Royalties and fees from licensees	2,689	4,465	8,189

Total revenue	87,232	83,453	102,303

COSTS AND EXPENSES:
Cost of products sold	51,151	54,639	64,395
Research and product development	7,061	9,303	11,719
Sales, marketing and customer support	12,272	10,767	13,311
General and administrative	9,363	10,212	15,495
Special charges	550	5,961	—

Total costs and expenses	80,397	90,882	104,920

INCOME (LOSS) FROM OPERATIONS	6,835	(7,429)	(2,617)

OTHER INCOME (EXPENSE):
Interest, net	(376)	(872)	(1,136)
Other, net	209	21	(63)

Total other expense, net	(167)	(851)	(1,199)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,668	(8,280)	(3,816)
PROVISION FOR INCOME TAXES	—	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	6,668	(8,280)	(3,816)

DISCONTINUED OPERATIONS:
Income from discontinued operations	1,429	—	—

INCOME FROM DISCONTINUED OPERATIONS	1,429	—	—

NET INCOME (LOSS)	$8,097	$(8,280)	$(3,816)

EARNINGS (LOSS) PER SHARE — BASIC:
From continuing operations	$0.20	$(0.24)	$(0.11)
From discontinued operations	$0.04	$0.00	$0.00

EARNINGS (LOSS) PER SHARE — BASIC	$0.24	$(0.24)	$(0.11)

EARNINGS (LOSS) PER SHARE — DILUTED:
From continuing operations	$0.20	$(0.24)	$(0.11)
From discontinued operations	$0.04	$0.00	$0.00

EARNINGS (LOSS) PER SHARE — DILUTED	$0.24	$(0.24)	$(0.11)

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING — BASIC	34,167	34,124	34,096

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING — DILUTED	34,400	34,124	34,096

See accompanying notes to financial statements

PRESSTEK, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	For the Fiscal Year Ended January 3, 2004, December 28, 2002, and December 29, 2001

					Accumulated
	Common Stock		Additional	Retained	Other	Total
			Paid-in	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity

BALANCE AT DECEMBER 30, 2000	34,028	$340	$96,685	$(13,882)	$—	$83,143
Net loss for the year	—	—	—	(3,816)	—	(3,816)
Stock option exercises	88	1	657	—	—	658

BALANCE AT DECEMBER 29, 2001	34,116	341	97,342	(17,698)	—	79,985
Net loss for the year				(8,280)	—	(8,280)
Stock option exercises	9	—	61	—	—	61

BALANCE AT DECEMBER 28, 2002	34,125	341	97,403	(25,978)	—	71,766
Comprehensive Income:
Net income for the year	—	—	—	8,097	—	8,097
Other comprehensive income:
Unrealized loss	—	—	—	—	(47)	(47)

Comprehensive income for the year						8,050

Stock option exercises	77	1	366	—	—	367

BALANCE AT JANUARY 3, 2004	34,202	$342	$97,769	$(17,881)	$(47)	$80,183

See accompanying notes to financial statements

PRESSTEK, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	For the Fiscal Years Ended

	Jan 3,	Dec 28,	Dec 29,
	2004	2002	2001

CASH FLOWS — OPERATING ACTIVITIES:
Net income	$8,097	$(8,280)	$(3,816)
Less income from discontinued operations	(1,429)	—	—

Income (loss) from continuing operations	6,668	(8,280)	(3,816)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Special charges and discontinued programs	550	9,646	—
Depreciation and amortization	8,867	9,422	9,003
Provision for warranty and other costs	1,228	1,938	2,124
Provision for losses on accounts receivable	1,358	901	990
Other non-cash charge, net	2	294	995
Changes in operating assets and liabilities:
Accounts receivable	(1,172)	2,117	(2,161)
Inventories	(639)	3,391	(5,773)
Other current assets	(510)	564	6,484
Accounts payable	1,419	1,264	(4,628)
Accrued expenses	(3,510)	(3,221)	(1,236)
Deferred revenue	300	(68)	(1,052)
Other non-current assets	(708)	(1,016)	(320)

Net cash provided by operating activities	13,853	16,952	610

CASH FLOWS — INVESTING ACTIVITIES:
Property, plant and equipment purchases	(1,344)	(1,497)	(9,643)
Proceeds from the sale of equipment	—	213	—

Net cash used in investing activities	(1,344)	(1,284)	(9,643)

CASH FLOWS — FINANCING ACTIVITIES:
Net proceeds from stock option exercises	367	61	658
Proceeds from mortgage term loan	15,000	—	—
Repayments of mortgage term loan	(7,953)	(1,063)	(890)
Proceeds from lease line of credit	—	3,000	—
Repayments of lease line of credit	(9,290)	(1,628)	(1,182)
Revolving line of credit	—	(967)	967

Net cash used in financing activities	(1,876)	(597)	(447)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,633	15,071	(9,480)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	17,563	2,492	11,972

CASH AND CASH EQUIVALENTS END OF PERIOD	$28,196	$17,563	$2,492

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$707	$1,057	$1,367

Income taxes	$—	$—	$121

See accompanying notes to financial statements

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

      Nature of Business — Presstek, Inc. (“Presstek”, or “the Company”) is a manufacturer, developer and marketer of digital laser imaging and chemistry-free plate technologies for the printing and graphic arts industries. Presstek’s products and applications incorporate its patented DI® direct imaging (“DI”) technologies and consumables for computer-to-plate (“CTP”) and direct-to-press applications.

      In April 2000, the Company incorporated an Arizona subsidiary Lasertel, Inc. (“Lasertel”) and established operations for the purpose of securing its supply of laser diodes. Lasertel is engaged in the manufacture and development of high-powered laser diodes for the Company and external customers.

      The Company operates in two reportable segments, the Digital Imaging Products segment and the Lasertel segment. The Digital Imaging Products segment is primarily engaged in the development, manufacture and sales of patented digital imaging systems and printing plate technologies for CTP and direct-to-press applications. The Lasertel segment is primarily engaged in the manufacture and development of high-powered laser diodes, for use in the defense and industrial industries.

      Basis of Presentation — The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior fiscal years’ accounts have been reclassified for comparative purposes.

      Fiscal Year — The Company operates and reports on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements include the 53-week fiscal year ended January 3, 2004, (fiscal 2003), and the 52-week fiscal years ended December 28, 2002, (“fiscal 2002”), and December 29, 2001 (“fiscal 2001”).

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

      Revenue Recognition — The Company recognizes revenue when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collection is reasonably assured, and no future services are required.

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

      Fair Value of Financial Instruments — The carrying values of cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments. The carrying amounts of the Company’s bank borrowings, refinanced in 2003 under its credit agreement, approximates fair value because the interest rates are based on floating rates identified by reference to market rates. At January 3, 2004 and December 28, 2002, the fair value of the Company’s long-term debt approximated carrying value.

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

      The Company evaluates its accounts receivable on an ongoing basis and establishes an allowance for doubtful accounts based on specific customer circumstances and on its historical rate of write-offs. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in an overall allowance for doubtful accounts. After reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company believes the allowance for doubtful accounts as of January 3, 2004 is adequate, however, actual write-offs might exceed the recorded allowance.

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

      Property, Plant and Equipment — Property, plant and equipment are stated at cost and are depreciated using a straight-line method over their estimated useful lives as indicated in the following table:

Estimated
Useful Lives

Buildings and improvements	25 - 30 years
Leasehold improvements	term of the lease
Production equipment and other	5 - 10 years
Office furniture and equipment	3 - 7 years

      Patent Application Costs and License Rights — Patent application costs represent the cost of preparing and filing applications to patent the Company’s proprietary technologies, in addition to certain patent and license rights obtained in the Company’s acquisitions. Such costs are amortized over a period ranging from five to seven years, beginning on the date the patents or rights are issued or acquired. Amortization expense relating to patent application costs and license rights for fiscal 2003, 2002 and 2001, was $890,000, $853,000, and $780,000, respectively.

      At January 3, 2004 and December 28, 2002, the Company’s gross carrying amount for Patent Application Costs and License Rights was $7.9 million and $8.0 million, respectively. The accumulative amortization at

January 3, 2004 and December 28, 2002 was $4.5 million and $3.6 million, respectively. The following table summarizes the Company’s projected amortization expense:

(In thousands)

2004	$904
2005	611
2006	537
2007	172
2008	66
Thereafter	4

$2,294

      Software Development Costs — Software development costs for products and certain product enhancements are capitalized subsequent to the establishment of their technological feasibility (as defined in Statement of Financial Accounting Standards No. 86) based upon the existence of working models of the products that are ready for initial customer testing. Costs incurred prior to such technological feasibility or subsequent to a product’s general release to customers are expensed as incurred. During fiscal 2003, 2002 and 2001, the Company did not incur any costs subject to capitalization.

      Long Lived Assets — Long-lived assets, such as intangible assets and property and equipment, are required to be evaluated for impairment annually, or more frequently when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No such impairment existed at January 3, 2004.

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

      Changes in the Company’s warranty liability during fiscal 2003 is as follows:

	2003	2002	2001

	(In thousands)
Balance, beginning of year	$1,089	$793	$598
Warranties issued	1,228	1,938	3,877
Charges	(1,382)	(1,642)	(3,682)
Changes in estimated pre-existing warranties, including expirations	—	—	—

Balance, end of year	$935	$1,089	$793

      Shipping and Handling Costs — Shipping and handling costs billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as a cost of sales.

      Research and Development Costs — Research and development costs are expensed as incurred for financial reporting purposes.

      Stock-Based Compensation — The Company accounts for stock options granted to employees under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted by Statement of Financial Accounting Standards No. 123, (“SFAS 123”) “Accounting for Stock-Based Compensation.” APB 25 provides for compensation cost to be recognized over the vesting period of the options based on the difference, if any, between the fair market value of the Company’s stock and the option price on the grant date. As the Company has only issued fixed term stock option grants at or above the quoted market price on the date of the grant, there is no compensation expense recognized in the accompanying financial statements. The Company adopted the disclosure provisions of SFAS 123 that require the Company to provide pro forma disclosure of net income and earnings per share as if the optional fair value method had been applied to determine compensation costs for the Company’s Stock Option plans.

      Accordingly, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated in the following table:

	2003	2002	2001

	(In thousands, except per share data)
Net income (loss), as reported	$8,097	$(8,280)	$(3,816)
Total stock-based employee compensation expense	(2,942)	(4,707)	(1,104)

Pro forma net income (loss)	$5,155	$(12,987)	$(4,920)

Net income (loss) per common share, as reported:
Basic	$0.24	$(0.24)	$(0.11)

Diluted	$0.24	$(0.24)	$(0.11)

Pro forma net income (loss) per common share:
Basic	$0.15	$(0.38)	$(0.14)

Diluted	$0.15	$(0.38)	$(0.14)

      The above pro forma net income (loss) and net income (loss) per share do not consider any related tax benefit from option exercises in fiscal 2003, 2002 or 2001.

      The Company used the Black-Scholes option-pricing model to estimate the fair value of $3.59, $3.78 and $5.60 for each stock option issued in fiscal 2003, 2002 and 2001, respectively, using the following weighted average assumptions:

	2003	2002	2001

Dividend yield	none	none	none
Expected volatility	69.00%	74.57%	71.76%
Risk free interest rate	3.51%	3.43%	4.95%
Expected option life	5.49	6.45	6.29

      Comprehensive Income (Loss) — Comprehensive income (loss) is comprised of net income and all changes in stockholders’ equity except those due to investments by owners. In fiscal 2003, comprehensive income included a $47,000 loss which related to derivatives used to hedge interest rate exposure. In fiscal 2002 and 2001 comprehensive income (loss) was comprised solely of net income (loss).

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

      Effect of New Accounting Pronouncements — In January 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities; specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF 00-21 does not change otherwise applicable revenue recognition criteria. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the Company’s financial statements.

      In January 2003, the Financial Accounting Standards Board (“FASB”), issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, (“FIN No. 46”)” which requires all variable interest entities (“VIEs”) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated, as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. The Company does not have any VIEs, therefore the adoption of this interpretation did not have a material effect on its results of operations or financial condition.

      In April 2003, the FASB issued Statement of Financial Accounting Standards, (“SFAS”), No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No, 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 29, 2003 and for hedging relationships designated after June 29, 2003. The adoption of this statement did not material effect on the Company’s results of operations or financial condition.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments effective June 29, 2003. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

      In December 2003, the FASB issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (revised 2003). This statement revises employers’ disclosures about pension plans and other post-retirement benefit plans. We adopted the additional disclosure requirements of this statement as of January 4, 2003.

2.	Discontinued Operations

      During the third quarter of fiscal 2003, the Company filed a joint motion for dismissal of a lawsuit that PPG, Inc. (“PPG”) brought against the Company’s subsidiary, Delta V Technologies, Inc., whose operations were discontinued in fiscal 1999. As a result of the dismissal, the Company reversed all previously recorded liabilities associated with this discontinued operation in the third quarter of fiscal 2003, resulting in net income of $1.4 million from discontinued operations in fiscal 2003.

3.	Inventories

      Inventories consisted of the following at January 3, 2004 and December 28, 2002:

	2003	2002

	(In thousands)
Raw materials	$2,782	$2,162
Work in process	2,939	4,179
Finished goods	6,633	5,374

Total inventories	$12,354	$11,715

      Inventories were written down to net realizable value in June 2002 by $2.7 million, for inventory related to certain discontinued programs. See Note 12.

4.	Property, Plant and Equipment, Net

      Property, plant and equipment, net consisted of the following at January 3, 2004 and December 28, 2002:

	2003	2002

	(In thousands)
At cost:
Land and improvements	$2,038	$2,038
Buildings and leasehold improvements	24,518	24,456
Production equipment and other	46,931	46,023
Office furniture and equipment	4,831	4,545

	78,318	77,062
Less accumulated depreciation	(32,586)	(24,771)

Total property, plant and equipment, net	$45,732	$52,291

      The Company wrote off certain property and equipment totaling $1.7 million in June 2002 for equipment and leasehold improvements as a result of the consolidation of facilities. See Note 12.

      All property and equipment is pledged as security for long-term debt. See Note 6.

5.	Accrued Expenses

      Accrued expenses consisted of the following at January 3, 2004 and December 28, 2002:

	2003	2002

	(In thousands)
Accrued payroll and benefits	$2,154	$2,152
Accrued warranty	935	1,089
Accrued special charges	1,055	3,226
Accrued royalties	1,057	660
Other current liabilities	1,930	1,416
Net liabilities of discontinued operations	—	1,449

Total accrued expenses	$7,131	$9,992

6.	Long-Term Debt

      Long-term debt consisted of the following at January 3, 2004 and December 28, 2002:

	2003	2002

	(In thousands)
Term Loan	$14,464	$—
Mortgage term loans	—	7,417
Lease line of credit	—	9,290

	14,464	16,707
Less current portion	(2,143)	(3,045)

Total long-term debt	$12,321	$13,662

      In October 2003, the Company replaced its existing credit facilities, entering into a $50.0 million senior secured credit facility jointly with two lenders. This new credit facility includes a $35.0 million revolving line of credit (the “Revolver”) and a $15.0 million term loan (the “Term Loan”). These credit facilities are secured by all of the Company’s assets, and bear interest, at the Company’s election, at either the Prime rate or the LIBOR rate, plus an applicable margin based on certain financial ratios, ranging from a minimum of .25% to a maximum of 2.5%.

      The Revolver is a five-year loan, expiring in September 2008, under which the Company may borrow a maximum of $35.0 million, reduced by the amount of all letters of credit outstanding. Advances under the Revolver may be used to finance working capital requirements, capital expenditures, and future acquisitions as permitted under the loan agreement. At January 3, 2004, the Company had $35.0 million available under the revolving line of credit loan, reduced by $5.5 million outstanding under standby letters of credit.

      The Term Loan is a five-year loan in the amount of $15.0 million. Under the Term Loan, principal and interest payments will be made in nineteen quarterly installments of $535,714 plus interest, with a final payment of all remaining principal, and accrued and unpaid interest due on September 30, 2008. At January 3, 2004, the effective interest rate was 2.4%. Proceeds from the Term Loan were used to re-finance all debt outstanding under the Company’s previous credit facilities.

      The Company uses derivatives to hedge its interest rate exposure on its floating rate debt. At January 3, 2004 the net cost and the estimated fair value were not material.

      Under the terms of the Revolver and Term Loan, the Company is required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA and minimum fixed charge coverage covenants. As of January 3, 2004, the Company was in compliance with all financial covenants.

      As of January 3, 2004, aggregate debt maturities for long-term debt were as follows:

(In thousands)
2004	$2,143
2005	2,143
2006	2,143
2007	2,143
2008	5,892

Total long-term debt maturities	$14,464

7.	Stockholders’ Equity

      Preferred Stock — The Company’s certificate of incorporation empowers the Board of Directors, without stockholder approval, to issue up to 1,000,000 shares of $.01 par value preferred stock, with dividend, liquidation, conversion, and voting or other rights to be determined upon issuance by the Board of Directors.

      Employee Stock Option Plans — As of January 3, 2004 the Company had three stock option plans in effect, namely, the 1994 Stock Option Plan (the “1994 Plan”), the 1998 Stock Incentive Plan (the “1998 Plan”), and the 2003 Stock Option and Incentive Plan (the “2003 Plan”).

      The 1988 Stock Option Plan (the “1988 Plan”) expired on August 21, 1998, the 1991 Stock Option Plan (the “1991 Plan”) expired on August 18, 2001, and the 1997 Interim Stock Option Plan (the “1997 Plan”) expired on September 22, 2002. No future grants will be issued under these expired plans, however at January 3, 2004, options outstanding under the 1991 and 1997 plans totaled 233,525 and 139,350, respectively, and will expire according to the specified expiration terms of the individual option grant. There were no options outstanding under the 1988 plan at January 3, 2004.

      The 1994 Plan, which expires April 8, 2004, provides for the award of options to key employees and other persons to purchase up to 2,500,000 shares of the Company’s common stock. Options granted under this plan may be either Incentive Stock Options (“ISOs”) or Nonqualified Options (“NQOs”). Generally, ISOs may only be granted to employees of the Company, at an exercise price of not less than fair market value of the stock at the date of grant. NQOs may be granted to any person, at any exercise price not less than par value, within the discretion of the Board of Directors or a committee appointed by the Board of Directors (“Committee”). Under the 1994 Plan, any options granted will generally become exercisable in increments over a period not to exceed ten years from the date of grant, to be determined by the Board of Directors or Committee. These options generally will expire not more than ten years from the date of grant. At January 3, 2004 options outstanding totaled 1,306,876 and will expire according to the specified expiration terms of the individual option grants.

      The 1998 Plan provides for the award (collectively “awards”) of stock options, restricted stock, deferred stock, and other stock based awards to officers, directors, employees, and other key persons. A total of 3,000,000 shares of common stock, subject to anti-dilution adjustments have been reserved under this plan. Options under the 1998 Plan become exercisable upon the earlier of a date set by the Board of Directors or Committee at the time of grant or the close of business on the day before the tenth anniversary of the stock options’ date of grant. Options become exercisable the day before the fifth anniversary of the date of grant in the case of an ISO. At January 3, 2004 options outstanding totaled 1,690,225 and will expire according to the specified expiration terms of the individual option grants.

      The 2003 Plan provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including those directors who are not an employee or officer of the Company), such directors being referred to as Non-Employee Directors, consultants and advisors of the Company and its Subsidiaries, all of whom are eligible to receive awards under the plan. A total of 2,000,000 shares of common stock, subject to anti-dilution adjustments have been reserved under this plan. Options under the 2003 Plan become exercisable at such times and subject to such terms and conditions as the Board of Directors or Committee may specify in the applicable option agreement at the time of grant. At January 3, 2004 there were no outstanding options under this plan.

      Employee Stock Purchase Plan — The Company’s 2002 Employee Stock Purchase Plan (“ESPP”) provides for all eligible employees of the Company and its participating subsidiaries to purchase shares of the Company’s common stock through payroll deductions at 85% of the fair market value of the Company’s common stock on specified days. A total of 950,000 shares of the Company’s common stock subject to adjustment, have been reserved for issuance under this plan. At January 3, 2004, a total of 893,506 shares remain available for issuance.

      Director Stock Option Plan, — The Company’s Non-employee Director Stock Option Plan (the “Director Plan”) that expired on December 31, 2003 allowed only non-employee directors of the Company to receive grants under the plan. The plan provided that eligible directors automatically receive a grant of options to purchase 5,000 shares of common stock at fair market value upon first becoming a director and, thereafter, an annual grant, in January of each year, of options to purchase 2,500 shares at fair market value. Options granted under this plan become 100% exercisable after one year and terminate five years from date of grant. At January 3, 2004 options outstanding totaled 82,500 and will expire according to the specified expiration terms of the individual option grants.

      The following table summarizes information about all stock options outstanding at January 3, 2004:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average	Exercisable	Average
Range of	Outstanding	Contractual	Exercise	as of	Exercise
Exercise Prices	as of 01/03/04	Years	Price	01/03/04	Price

$0.00 - $5.22	309,500	8.6	$4.38	66,250	$3.41
$5.23 - $6.00	688,750	7.6	$5.29	387,812	$5.30
$6.01 - $6.75	554,575	8.0	$6.33	159,000	$6.35
$6.76 - $8.00	670,475	4.4	$7.39	536,225	$7.37
$8.01 - $13.70	523,600	4.8	$9.75	414,099	$9.70
$13.71 - $23.00	705,576	4.9	$9.75	689,826	$14.54

	3,452,476	6.2	$8.36	2,253,212	$9.45

      Information concerning all stock option activity under the 1988, 1991, 1994, 1997, 1998, the Director and 2003 Plans for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001 is summarized as follows:

			Weighted
	Option	Option Price	Average Price
	Shares	Per Share	Per Share

Outstanding at December 30, 2000	3,192,837	$5.88 - $26.94	$10.77
Granted	331,500	$5.50 - $14.95	$9.15
Exercised	(87,925)	$6.50 - $ 8.00	$7.40
Cancelled/ Expired	(130,925)	$6.88 - $21.00	$12.60

Outstanding at December 29, 2001	3,305,487	$5.50 - $26.94	$10.62
Granted	1,508,900	$2.85 - $ 8.79	$5.72
Exercised	(9,575)	$6.88 - $ 7.78	$7.25
Cancelled/ Expired	(1,165,011)	$5.82 - $19.19	$9.87

Outstanding at December 28, 2002	3,639,801	$2.85 - $26.94	$8.84
Granted	385,000	$4.36 - $ 8.21	$5.84
Exercised	(20,200)	$6.30 - $ 6.88	$6.71
Cancelled/ Expired	(552,125)	$2.85 - $26.94	$9.83

Outstanding at January 3, 2004	3,452,476	$2.88 - $22.75	$8.36

      Options exercisable under the Company’s stock option plans at January 3, 2004, December 28, 2002 and December 29, 2001 were 2,253,212, 2,154,460 and 2,322,224, respectively.

      The proceeds to the Company from stock options exercised under the Company’s stock option plans during fiscal years 2003, 2002, and 2001, totaled $ $367,000, $61,000, and $658,000, respectively.

      In addition to the above mentioned plans, as of January 3, 2004, the Company’s Lasertel subsidiary has in place a stock option plan, the Lasertel Inc. 2000 Stock Incentive Plan (the “Lasertel Plan”). The Lasertel Plan, as amended in fiscal 2001, provides for the award of NQO’s to employees and other key individuals of Lasertel and Presstek, to purchase up to 2,100,000 shares of Lasertel’s common stock. These options generally vest over a period of four years with termination dates generally ten years from date of grant and are subject to earlier termination as provided in the Lasertel Plan.

      Information concerning all stock option activity under the Lasertel Plan for fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001 is summarized as follows:

			Weighted
	Option	Option Price	Average Price
	Shares	Per Share	Per Share

Outstanding at December 30, 2000	2,564,250	$0.10 - $0.75	$0.11
Granted	297,450	$0.15 - $1.00	$0.37
Exercised	(78,687)	$0.10 - $0.10	$0.10
Cancelled/ Expired	(1,545,769)	$0.10 - $1.00	$0.12

Outstanding at December 29, 2001	1,237,244	$0.10 - $1.00	$0.16
Granted	89,500	$0.15 - $0.15	$0.15
Exercised	(496,119)	$0.10 - $1.00	$0.10
Cancelled/ Expired	(266,450)	$0.10 - $1.00	$0.21

Outstanding at December 28, 2002	564,175	$0.10 - $1.00	$0.19
Granted	46,550	$0.15 - $0.15	$0.15
Exercised	(12,500)	$0.10 - $0.25	$0.15
Cancelled/ Expired	(54,788)	$0.10 - $1.00	$0.32

Outstanding at January 3, 2004	543,437	$0.10 - $1.00	$0.17

      The Lasertel Plan contains a provision that in the event that a public offering of Lasertel’s common stock has not occurred prior to August 31, 2004, Lasertel is obligated to repurchase, at their then fair value, all of the Lasertel common stock issued and outstanding as a result of the exercise of the options under the Lasertel Plan, provided such shares of Lasertel common stock have been issued and outstanding for at least six months. Fair value is to be determined by an independent third party. Fair value as of January 3, 2004 was not material.

      In May 2000, warrants to purchase 300,000 shares of the Company’s common stock were issued at a price of $20.81 in exchange for consulting services. These warrants were valued at $2.5 million, using the Black-Scholes pricing model. The valuation was recorded as a long-term asset through May of 2002, and was being amortized over the five-year term of the consulting agreement. In June 2002, as a result of the termination of the consulting agreement, the balance of $1.4 million was written down as part of the special charge recorded in fiscal 2002. See Note 12. Amortization expense recorded in fiscal years 2002 and 2001 was $207,000, and $498,000, respectively. Warrants to purchase 100,000 shares of the Company’s common stock were outstanding at January 3, 2004, and expired on February 23, 2004.

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

      The Company did not record a provision for federal income taxes in fiscal 2003 as a result of the utilization of net operating loss carryforwards. The Company did not record a provision for federal income taxes in fiscal 2002 or 2001 due to operating losses. The Company did not record a provision for state income taxes in fiscal 2003 as a result of the utilization of net operating loss and business enterprise credit carryforwards. The Company did not record a provision for state income taxes in fiscal 2002 and 2001 due to operating losses.

      Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax assets and liabilities consisted of the following at January 3, 2004, December 28, 2002 and December 29, 2001:

	2003	2002	2001

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$30,400	$31,300	$32,100
Tax credits	5,100	4,600	4,800
Warranty provisions, litigation and other accruals	3,800	4,700	3,100

Gross deferred tax assets	39,300	40,600	40,000

Deferred tax liabilities:
Amortizable and depreciable assets	100	—	100
Accumulated depreciation and amortization	3,300	3,600	3,700

Gross deferred tax liabilities	3,400	3,600	3,800

	35,900	37,000	36,200
Less valuation allowance	(35,900)	(37,000)	(36,200)

Deferred tax assets — net	$—	$—	$—

      The valuation allowance decreased $1.1 million, in fiscal 2003, and increased $800,000 and $7.1 million in fiscal 2002 and 2001, respectively.

      The difference between income taxes at the United States federal income tax rate and the effective income tax rate was primarily a result of the change in the valuation allowance and previously unrecognized tax credit for fiscal 2003, 2002 and 2001.

      As of January 3, 2004, the Company had net operating loss carryforwards totaling approximately $89.1 million, of which $55.8 million resulted from compensation deductions for tax purposes relating to stock option compensation and $33.3 million resulted from operating losses. To the extent net operating losses resulting from stock option compensation deductions become realizable, the benefit will be credited directly to additional paid in capital. The amount of the net operating loss carryforwards that may be utilized to offset future taxable income, when earned, may be subject to certain limitations, based upon changes in the ownership of the Company’s common stock.

      The following is a breakdown of the net operating losses and their expiration dates:

Expiration	Amount of Remaining Net
Date	Operating Loss Carryforwards

(In thousands)
2005	$1,120
2006	5,020
2008	50
2009	500
2010	9,570
2011	22,710
2012	12,580
2013	570
2014	14,660
2015	5,000
2016	14,380
2017	2,940

      In addition, the Company has available tax credit carryforwards (adjusted to reflect provisions of the Tax Reform Act of 1986) of approximately $5.1 million that are available to offset future income tax liabilities when incurred.

9.	Earnings (Loss) Per Share

      The following represents the calculation of basic and diluted earnings (loss) per share for fiscal 2003, 2002 and 2001:

	2003	2002	2001

	(In thousands, except per share data)
Income (loss) from continuing operations	$6,668	$(8,280)	$(3,816)
Income from discontinued operations	1,429	—	—

Net income (loss)	$8,097	$(8,280)	$(3,816)

Weighted average common shares outstanding — Basic	34,167	34,124	34,096
Effect of assumed conversion of stock options	233	—	—

Weighted average common shares outstanding — Diluted	34,400	34,124	34,096

Earnings (loss) per share — Basic:
From continuing operations	$0.20	$(0.24)	$(0.11)
From discontinued operations	$0.04	$0.00	$0.00

Earnings (loss) per share — Basic	$0.24	$(0.24)	$(0.11)

Earnings (loss) per share — Diluted:
From continuing operations	$0.20	$(0.24)	$(0.11)
From discontinued operations	$0.04	$0.00	$0.00

Earnings (loss) per share — Diluted	$0.24	$(0.24)	$(0.11)

      Options and warrants to purchase 1,930,116 shares of common stock at exercise prices ranging from $6.30 to $22.75 per share were not included in the computation of diluted earnings per share for fiscal 2003, as the exercise prices of the options and warrants were greater than the average market price of the common shares. These options and warrants, which expire between January 4, 2004 and December 31, 2013, were all outstanding at the end of fiscal 2003.

      All stock options and warrants outstanding have been excluded from the fiscal 2002 and 2001 calculations of diluted earnings per share, as their effect would be anti-dilutive.

10.	Related Parties

      During fiscal 2003, the Company paid the law firm of Amster, Rothstein & Ebenstein (“Amster”), approximately $94,000 in legal fees and expenses, while representing the Company on various intellectual property matters. Mr. Daniel Ebenstein, who has been a director of the Company since November 1999, is a partner of Amster and shares in the profits of that firm. The Company paid Amster approximately $632,000 and $3.0 million in fiscal 2002 and 2001, respectively.

      During fiscal 2003, the Company paid R.H. Ventures, Inc. (“RH”), $144,000 pursuant to an agreement with Mr. Robert Howard, an executive of RH, who served as the Company’s Chairman Emeritus from October 1998 to December 2000, when he resigned from this position. The Company paid RH $144,000 in fiscal 2002 and 2001. This agreement terminated at the end of fiscal 2003.

      During fiscal 2003, the Company made payments to Mr. John Evans, a director, totaling approximately $23,700 for consulting services. Mr. Evans provides consulting services if and when requested by the Company, and is paid based on the actual number of days he provides such service including his related expenses. Mr. Evans has been a director of the Company since October 1997.

      During fiscal 2003, the Company made payments totaling $204,306 to Mr. Richard A. Williams, the Company’s Chairman of the Board of Directors, pursuant to his retirement agreement.

      During fiscal 2002, the Company made payments to Mr. Michael Moffitt, a director, totaling approximately $133,000 for consulting services. Mr. Moffitt provides consulting services if and when requested by the Company, and is paid based on the actual number of days he provides such service including his related expenses. Mr. Moffitt has been a director of the Company since June 2000. The Company paid Mr. Moffitt $16,000 in fiscal 2001.

      During fiscal 2001, the Company recorded sales of equipment and consumables to Pitman Company (“Pitman”) of $14.3 million, with an accounts receivable balance at December 29, 2001, of $2.5 million. John Dreyer, who has been a director of the Company since February 1996, was Chairman of the Board and Chief Executive Officer and a director of Pitman until his retirement in 2001.

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

      The accounting policies of the reportable segments are consistent with those of the Company. Sales between the segments are recorded at prices that approximate pricing for sales conducted at an arm’s length basis. The segments are measured on operating profits or losses before net interest income, minority interest and income taxes.

      A summary of the Company’s operations by segment for the years ended January 3, 2004, December 28, 2002 and December 29, 2001 were as follows:

	Digital
	Imaging		Inter-
	Products	Lasertel	Segment	Total

	(In thousands)
Year ended January 3, 2004
Net revenue	$85,497	$6,804	$(5,069)	$87,232
Income (loss) from operations	10,285	(3,450)	—	6,835
Total assets	92,484	14,044	—	106,528
Depreciation and amortization	6,137	2,730	—	8,867
Capital expenditures	1,045	300	—	1,345

Year ended December 28, 2002
Net revenue	$83,417	$2,959	$(2,923)	$83,453
Income (loss) from operations	397	(7,826)	—	(7,429)
Total assets	85,676	16,120	—	101,796
Depreciation and amortization	6,797	2,625	—	9,422
Capital expenditures	1,006	491	—	1,497

Year ended December 29, 2001
Net revenue	$103,717	$2,046	$(3,460)	$102,303
Income (loss) from operations	8,745	(11,362)	—	(2,617)
Total assets	83,805	23,039	—	106,844
Depreciation and amortization	7,205	1,798	—	9,003
Capital expenditures	2,636	7,007	—	9,643

      The geographic information included in the following table for fiscal 2003, 2002 and 2001 attributes revenue to the geographic locations based on the location of the Company’s customer.

	2003	2002	2001

	(In thousands)
Geographic Revenue:
United States	$41,910	$33,211	$39,948
Germany	19,276	25,083	32,738
Japan	7,594	6,886	13,410
All Other	18,452	18,273	16,207

Total revenue	$87,232	$83,453	$102,303

      The Company’s long-lived assets are located in the United States.

      Revenue generated under the Company’s agreements with Heidelberg and its distributors, Pitman Company, and Koeing & Bauer and its distributors totaled $18.3 million, $15.1 million and $9.0 million, respectively for fiscal 2003, with accounts receivable balances of $1.7 million, $1.9 million, and $1.7 million, respectively, at January 3, 2004.

      Revenue generated under the Company’s agreements with Heidelberg and its distributors, and Pitman Company totaled $30.2 million and $15.0 million, respectively for fiscal 2002, with accounts receivable balances of $5.5 million and $1.9 million, respectively, at December 28, 2002.

      Revenue generated under the Company’s agreements with Heidelberg and its distributors, Pitman Company and Xerox Corporation, totaled $42.6 million, $14.3 million and $14.2 million, respectively for fiscal 2001 with accounts receivable balances of $5.9 million, $2.5 million and $4.7 million, respectively at December 29, 2001.

      No other customer represented more than ten percent of the Company’s revenue in fiscal 2003, 2002 and 2001.

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

      As a result of these actions, the Company recorded a charge of $3.7 million to cost of products sold in 2002, which included $2.7 million for inventory write-downs and $1.0 million for other charges related to discontinued programs, $3.0 million of which was recorded by the Digital Imaging Products segment, and $688,000 by the Lasertel segment.

      In addition, the Company recorded special charges of $6.0 million in the second quarter of fiscal 2002. The special charges included $850,000 related to severance and fringe benefit costs associated with the reduction of approximately 50 employees, primarily in manufacturing and research and development, $1.9 million related to the write-down of equipment and lease termination costs as a result of the Hampshire Drive consolidation, $1.6 million related primarily to other asset write-downs and costs associated with the repositioning, and $1.5 million related to executive contractual obligations, as a result of a separation agreement with Robert W. Hallman, former President and Chief Executive Officer of the Company. Under the terms of the separation agreement with Mr. Hallman, effective April 30, 2002, the Company agreed to pay Mr. Hallman a separation payment equal to three times his current then annual salary, payable bi-weekly over 36 months, until May 2005. Under the terms of the resignation agreement with Mr. Williams, effective January 8, 2003, the Company agreed to pay Mr. Williams a severance payment equal to $200,000 in 2003 and $100,000 in 2004, payable bi-weekly, until December 2004.

      The repositioning activity and workforce reduction, which was initiated in June 2002, was substantially complete at the end of the second quarter of fiscal 2002. The consolidation of the Hampshire Drive facility was completed in the third quarter of fiscal 2002.

      In the second quarter of fiscal 2003, the Company expanded its repositioning actions to reduce costs, which had been initiated in the second quarter of fiscal 2002. The Company recorded a charge of $550,000 in the second quarter of fiscal 2003, primarily related to severance and benefit costs associated with the reduction of approximately 43 employees, in April 2003.

      The following tables summarize the charge for discontinued programs and special charges recorded in June 2002 and May 2003 and their respective balances at January 3, 2004 and December 28, 2002:

	Balance at	Fiscal	Fiscal	Fiscal	Balance at
	Dec 28	2003	2003	2003	Jan 3
Fiscal 2003	2002	Expense	Utilization	Adjustment	2004

	(In thousands)
Inventory write-downs	$—	$—	$—	$—	$—
Equipment and other asset write downs	39	—	—	(39)	—
Discontinued programs	1,501	—	(1,501)	—	—
Executive contractual obligations	1,257	—	(558)	—	699
Severance and fringe benefits	262	550	(456)	—	356
Lease termination and other miscellaneous costs	167	—	(167)	—	—

Total accrued special charges and discontinued programs	$3,226	$550	$(2,682)	$(39)	$1,055

Deferred revenue associated with discontinued programs	$120	$—	$(120)	$—	$—

	Balance at	Fiscal	Fiscal	Fiscal	Balance at
	Dec 29	2002	2002	2002	Dec 28
Fiscal 2002	2001	Expense	Utilization	Adjustment	2002

	(In thousands)
Inventory write-downs	$—	$2,711	$(2,711)	$—	$—
Equipment and other asset write downs	—	3,017	(3,017)	39	39
Discontinued programs	—	2,024	(523)	—	1,501
Executive contractual obligations	—	1,275	(342)	324	1,257
Severance and fringe benefits	—	944	(682)	—	262
Lease termination and other miscellaneous costs	—	725	(195)	(363)	167

Total accrued special charges and discontinued programs	$—	$10,696	$(7,470)	$—	$3,226

Deferred revenue associated with discontinued programs	$1,400	$—	$(230)	$(1,050)	$120

      The Company paid $2.7 million and $1.7 million in fiscal 2003 and 2002, respectively, as a result of the forgoing repositioning actions, and anticipates the remaining payments related to the discontinued programs and special charges will be completed by May 2005.

13.	Commitments and Contingencies

      The Company leases certain of its computer equipment and has a future lease commitment of approximately $178,000, as of January 3, 2004.

      The Company has employment agreements with certain key executive officers. The agreements provide for minimum salary levels, subject to periodic review by the Company’s Board of Directors or Compensation Committee. The employment agreements also contain certain termination and change in control provisions, as defined in the agreements. The Company’s maximum contingent liability under such agreements as of January 3, 2004 would be $3.1 million.

      The Company entered into an agreement in fiscal 2000 with Fuji Photo Film Co., Ltd. (“Fuji”), whereby minimum royalty payments to Fuji are required based on specified sales volumes of the Company’s A3 format size four-color sheet-fed press. The agreement provides for payment of a total of $14.0 million in royalties, of which a minimum of $6.0 million is required to be paid by June 2005. The remaining commitment under the agreement is payable at specified rates based on units shipped. The Company’s maximum remaining liability under the royalty agreement is $11.4 million as of January 3, 2004.

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

      In July 2003, we entered into OEM consumables supply agreements with Heidelberg and Heidelberg, USA that provide the Company with certain preferred supplier rights, which vary based on territory, time period and sales volume. Under the terms of the OEM agreements, which include minimum volume commitments from Heidelberg and Heidelberg, USA, the Company will manufacture and supply Heidelberg branded consumable plate products for the Heidelberg Quickmaster DI press. Shipments to Heidelberg of the branded consumable product began in August 2003.

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

      In September 2003, Presstek filed an action against Fuji Photo Film Corporation, Ltd., in the District Court of Mannheim, Germany for patent infringement. In this action, Presstek alleges that Fuji has manufactured and distributed a product that violates Presstek European Patent 0 644 047 registered under number DE 694 17 129 with the German Patent and Trademark Office. Presstek seeks an order from the court that Fuji refrain from offering the infringing product for sale, from using the infringing material or introducing it for the named purposes, or from possessing such infringing material.

      In August 2003, the Company was served with a purported securities class action lawsuit filed on June 2, 2003 in the United States District Court for the District of New Hampshire against the Company and two of its former officers, captioned “James B. Zouras v. Robert W. Hallman, et. al.” (Civ. Action No. 3-240 M). On December 15, 2003, an amended class action complaint (the “Complaint”), which superseded the original complaint, was filed with the court. The Complaint is captioned “In re Presstek, Inc. Securities Litigation” (Civ. Action No. 3-240 M) and names as defendants the Company and two of its former officers. The Complaint, which seeks unspecified damages, alledgedly was filed on behalf of all purchasers of the Company’s common stock during the period December 10, 1999 to August 7, 2001 and generally alleges, among other things, that during such period, the defendants made misstatements and omissions to the investing public relating to an arbitration proceeding commenced in 1999 and concluded in 2001 with one of the Company’s customers, and also relating to production issues and projected sales of certain of the Company’s products. Presstek, along with the other named defendants, has filed a motion to dismiss the litigation in its entirety, which is currently pending with the court. Although the Company believes this matter lacks merit and intends to vigorously defend against it, the litigation process is inherently uncertain and there can be no guarantee as to the ultimate outcome of this matter.

      In December 1999, PPG, Inc. brought suit against Delta V Technologies, Inc. (“Delta V”), a subsidiary of the Company, and Presstek. The suit alleged that Delta V sold to PPG certain vacuum coating equipment that did not meet certain product specifications. PPG sought damages in excess of $7.0 million. PPG sought to hold Presstek liable for the alleged breach of contract by its subsidiary, Delta V, on a theory of indirect liability. Presstek and Delta V answered PPG’s complaint. Delta V asserted a counterclaim against PPG for PPG’s failure to make the final installment payment in excess of $400,000 for Delta V’s work. In November 2002, the U.S. District Court granted summary judgment in favor of Presstek, because, as a matter of law, PPG was unable to demonstrate any grounds upon which to hold Presstek liable for any alleged breach of contract by Delta V. In August 2003, PPG and Delta V reached a settlement in this matter and the suit was dismissed with prejudice.

      Presstek is a party to other litigation that it considers routine and incidental to its business however it does not expect the results of any of these actions to have a material adverse effect on its business, results of operation or financial condition.

16.	Financial Statements and Supplementary Data

Selected Quarterly Financial Data (unaudited)

Fiscal 2003	Q1	Q2	Q3	Q4

	(In thousands)
Total revenue	$22,442	$22,519	$19,758	$22,513
Total costs and expenses (1)	20,500	20,595	18,729	20,573
Income from continuing operations	1,790	1,825	1,008	2,045
Income from discontinued operations (2)	—	—	1,429	—

Net income	$1,790	$1,825	$2,437	$2,045

Earnings per share — Basic
From continuing operations	$0.05	$0.05	$0.03	$0.06
From discontinued operations	—	—	0.04	—

Earnings per share — Basic	$0.05	$0.05	$0.07	$0.06

Earnings (loss) per share — Diluted
From continuing operations	$0.05	$0.05	$0.03	$0.06
From discontinued operations	—	—	0.04	—

Earnings per share — Diluted	$0.05	$0.05	$0.07	$0.06

Weighted average common shares outstanding — Basic	34,142	34,156	34,177	34,193

Weighted average common shares outstanding — Diluted	34,186	34,283	34,625	34,653

Fiscal 2002	Q1	Q2	Q3	Q4

	(In thousands)
Total revenue	$20,797	$19,293	$20,986	$22,377
Total costs and expenses (3), (4)	20,413	30,577	20,152	19,740
Net income (loss)	$183	$(11,521)	$621	$2,437

Earnings (loss) per share — Basic	$0.01	$(0.34)	$0.02	$0.07

Earnings (loss) per share — Diluted	$0.01	$(0.34)	$0.02	$0.07

Weighted average common shares outstanding — Basic	34,122	34,125	34,125	34,125

Weighted average common shares outstanding — Diluted	34,164	34,125	34,127	34,150

(1)	Includes charges of $550,000 related to severance and fringe benefit costs associated with a reduction in workforce in April, 2003.

(2)	As a result of the dismissal of a lawsuit filed by PPG against our subsidiary Delta V, whose operations were discontinued in 1999, we reversed all previously recorded liabilities, resulting in income from discontinued operations of $1.4 million, in the third quarter of fiscal 2003.

(3)	Includes a $10.7 million special charge related to the repositioning activities and workforce reduction implemented by the Company in June 2002. See Note 12.

(4)	Includes a $1.0 million favorable adjustment in December 2003, related to the special charges recorded in June 2002. See Note 12.

PRESSTEK, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Balance at	Charged to	Charged to	Charges Add		Balance at
Fiscal		Beginning of	Costs and	Other Account	(Deduct)		End of
Year	Description	Fiscal Year	Expenses	Describe	Describe		Fiscal Year

		(In thousands)
2001	Allowance for losses on accounts receivable	$2,842	$990	$—	$(1,412	)(1)	$2,420

	Warranty reserve	598	2,124	—	(1,929	)(2)	793

2002	Allowance for losses on accounts receivable	$2,420	$945	$—	$(1,198	)(1)	$2,167

	Warranty reserve	793	1,938	—	(1,642	)(2)	1,089

2003	Allowance for losses on accounts receivable	$2,167	$1,358	$—	$(1,633	)(1)	$1,892

	Warranty reserve	1,089	1,228	—	(1,382	)(2)	935

(1)	Allowance for losses

(2)	Warranty expenditures

FS-1