Form 10-Q
period 2004-04-03
PRESSTEK INC /DE/
filed 2004-05-13
CIK 846876

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)


 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 3, 2004


                                       OR


 [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                           COMMISSION FILE NO. 0-17541
                           ---------------------------


                                 PRESSTEK, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             DELAWARE                                 02-0415170
             --------                                 ----------
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

As of May 10, 2004, there were 34,393,309 shares of the registrant's common stock, $.01 par value per share, outstanding.

================================================================================

PRESSTEK, INC.

INDEX

PART I        FINANCIAL INFORMATION                                         PAGE

   Item 1.    Financial Statements

              Balance Sheets as of April 3, 2004 (unaudited) and
              January 3, 2004                                                 3

              Statements of Operations for the three months ended April
              3, 2004 and March 29, 2003 (unaudited)
                                                                              4

              Statements of Cash Flows for the three months ended April
              3, 2004 and March 29, 2003 (unaudited)
                                                                              5

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

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

PRESSTEK, INC.

                                                                                                         APRIL 3,        January 3,
BALANCE SHEETS                                                                                            2004              2004
(In thousands, except share and per share data)                                                        (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                            $  31,608         $  28,196
   Accounts receivable, net of allowance for losses
     of $1,754 and $1,892 in fiscal 2004 and 2003, respectively                                            16,010            14,922
   Inventories                                                                                             11,853            12,354
   Other current assets                                                                                     1,883             1,064
-----------------------------------------------------------------------------------------------------------------------------------
          Total current assets                                                                             61,354            56,536
-----------------------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                                         44,099            45,732
-----------------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS:
   Patent application costs and license rights, net                                                         3,247             3,419
   Other                                                                                                    1,420               841
-----------------------------------------------------------------------------------------------------------------------------------
          Total other assets                                                                                4,667             4,260
-----------------------------------------------------------------------------------------------------------------------------------

                    TOTAL                                                                               $ 110,120         $ 106,528
===================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                                                    $   2,143         $   2,143
   Accounts payable                                                                                         6,828             4,750
   Accrued expenses                                                                                         6,003             7,131
-----------------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                                        14,974            14,024
-----------------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT, NET OF CURRENT PORTION                                                                     11,786            12,321

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized
     1,000,000 shares; no shares issued or outstanding                                                       --                --
   Common stock, $.01 par value; authorized 75,000,000 shares;
     issued and outstanding 34,367,517 shares at
     April 3, 2004, 34,202,175 shares at January 3, 2004                                                      344               342
   Additional paid-in capital                                                                              99,045            97,769
   Comprehensive loss                                                                                         (47)              (47)
   Accumulated deficit                                                                                    (15,982)          (17,881)
-----------------------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                                       83,360            80,183
-----------------------------------------------------------------------------------------------------------------------------------
                    TOTAL                                                                               $ 110,120         $ 106,528
===================================================================================================================================

See accompanying notes to financial statements

PRESSTEK, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

                                                                                                        APRIL 3,          March 29,
FOR THE THREE MONTHS ENDED                                                                                2004              2003
-----------------------------------------------------------------------------------------------------------------------------------
REVENUE:
   Product sales                                                                                        $  23,113         $  21,289
   Royalties and fees from licensees                                                                          201             1,153
-----------------------------------------------------------------------------------------------------------------------------------
     Total revenue                                                                                         23,314            22,442
-----------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
   Cost of products sold                                                                                   14,532            12,952
   Research and product development                                                                         1,676             1,950
   Sales, marketing and customer support                                                                    3,138             2,854
   General and administrative                                                                               2,268             2,744
   Special charges (credit)                                                                                  (296)             --
-----------------------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                                                                              21,318            20,500
-----------------------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                                                      1,996             1,942
-----------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE), NET:
   Interest, net                                                                                              (15)             (153)
   Other, net                                                                                                 (82)                1
-----------------------------------------------------------------------------------------------------------------------------------
     Total other income (expense), net                                                                        (97)             (152)
-----------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                                                  1,899             1,790
PROVISION FOR INCOME TAXES                                                                                   --                --
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                              $   1,899         $   1,790
===================================================================================================================================

EARNINGS PER SHARE - BASIC                                                                              $    0.06         $    0.05
===================================================================================================================================

EARNINGS PER SHARE - DILUTED                                                                            $    0.05         $    0.05
===================================================================================================================================

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - BASIC                                                                                       34,266            34,142
===================================================================================================================================
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING - DILUTED                                                                                     35,149            34,186
===================================================================================================================================

See accompanying notes to financial statements

PRESSTEK, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                                                         APRIL 3,         March 29,
FOR THE THREE MONTHS ENDED                                                                                 2004             2003
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS - OPERATING ACTIVITIES:

   Net Income                                                                                            $   1,899        $   1,790
     Adjustments to reconcile net income to net cash provided by operating activities:
      Special charges (credit)                                                                                (296)            --
      Depreciation and amortization                                                                          2,120            2,202
      Provision for warranty and other costs                                                                   255              854
      Provision for losses on accounts receivable                                                              (85)             455
     Changes in operating assets and liabilities:
      Accounts receivable                                                                                   (1,003)          (2,105)
      Inventories                                                                                              632            1,232
      Other current assets                                                                                    (819)             (94)
      Accounts payable                                                                                       2,078             (490)
      Accrued expenses                                                                                      (1,072)             357
      Other non-current assets                                                                                (645)             (55)
-----------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                                 3,064            4,146
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS - INVESTING ACTIVITIES:
      Property, plant and equipment purchases                                                                 (395)            (373)
-----------------------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                                      (395)            (373)
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS - FINANCING ACTIVITIES:
      Net proceeds from stock issuance                                                                       1,278               46
      Repayments of term loan                                                                                 (535)            (283)
      Repayments of lease line of credit                                                                      --               (472)
-----------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities                                                         743             (709)
-----------------------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                                        3,412            3,064
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                                               28,196           17,563
-----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF PERIOD                                                                  $  31,608        $  20,627
===================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the period for:
      Interest                                                                                           $     109        $     224
===================================================================================================================================
      Income taxes                                                                                       $    --          $    --
===================================================================================================================================

See accompanying notes to financial statements

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
APRIL 3, 2004

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

BASIS OF PRESENTATION - The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the fiscal year ended January 3, 2004. The January 3, 2004 information has been derived directly from the annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring. Operating results for the three months ended April 3, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2005.

FISCAL YEAR - The Company operates and reports on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements include the thirteen-week periods ended April 3, 2004 ("the first quarter of fiscal 2004") and March 29, 2003 ("the first quarter of fiscal 2003").

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

REVENUE RECOGNITION - The Company recognizes revenue when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, collection is reasonably assured, and no future services are required.

The Company records revenue for product sales net of estimated returns, which are adjusted periodically, based upon historical rates of return. Revenue and related royalties for products sold where installation is not required is recorded at the time of shipment. Revenue for products that require installation, for which the installation is not deemed inconsequential, is recognized upon completion of installation and customer acceptance. Revenue related to service maintenance agreements is recognized ratably over the duration of the particular contract. Certain fees and other reimbursements are recognized as revenue when the related services have been performed or the revenue otherwise earned. Deferred revenue includes certain customer advances received as a result of the Company's distribution agreements. This revenue is recognized as product is shipped or services are performed. The Company may enter into multiple element arrangements. When equipment, consumables, installation and maintenance agreements are contained in a single arrangement, revenue is allocated to the various elements based upon the fair market value of each element. Fair market value is generally determined based upon the price charged when the element is sold separately.

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

Accordingly, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

                                                                   APRIL 3,        March 29,
    (In thousands except per share data)                            2004             2003
    -----------------------------------------------------------------------------------------
    Net income, as reported                                      $    1,899        $    1,790
    Less:
    Total stock-based employee compensation expense                    (572)             (669)
    -----------------------------------------------------------------------------------------
    Pro forma net income                                         $    1,327        $    1,121
    =========================================================================================
    Net income per common share, as reported:
         Basic                                                   $     0.06        $     0.05
    =========================================================================================
         Diluted                                                 $     0.05        $     0.05
    =========================================================================================
    Pro forma net income per common share:
         Basic                                                   $     0.04        $     0.03
    =========================================================================================
         Diluted                                                 $     0.04        $     0.03
    =========================================================================================

The above pro forma net income and net income per share do not consider any related tax benefit from option exercises in the first quarters of fiscal 2004 and 2003.

The Company used the Black-Scholes option-pricing model to estimate the fair value of $5.99 and $3.22 for each stock option issued in the first quarters of fiscal 2004 and 2003, respectively, using the following weighted average assumptions:

                                       APRIL 3, 2004     March 29, 2003
    --------------------------------------------------------------------------
    Dividend yield                          NONE             None
    Expected volatility                    69.79%           73.62%

    Risk free interest rate                 3.35%            3.15%
    Expected option life                    5.50             6.59


EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS - In December 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition", which amends SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple-element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers, or FAQ, issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition." Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Adoption of this standard had no material impact on our financial statements.


2.    INVENTORIES
      -----------

Inventories consisted of the following at April 3, 2004 and January 3, 2004:

    (In thousands)                          APRIL 3, 2004     January 3, 2004
    ---------------------------------------------------------------------------

    Raw materials                            $   2,593           $   2,782
    Work in process                              3,360               2,939
    Finished goods                               5,900               6,633
    ---------------------------------------------------------------------------
         Total inventories                   $  11,853           $  12,354
    ===========================================================================

3.    PROPERTY, PLANT AND EQUIPMENT, NET
      ----------------------------------

Property, plant and equipment, net consisted of the following at April 3, 2004 and January 3, 2004:

    (In thousands)                                         APRIL 3, 2004     January 3, 2004
    --------------------------------------------------------------------------------------------
    At cost:
    Land and improvements                                   $   2,038           $   2,038
    Buildings and leasehold improvements                       24,518              24,518
    Production equipment and other                             47,055              46,931
    Office furniture and equipment                              4,871               4,831
    --------------------------------------------------------------------------------------------
                                                               78,482              78,318
    Less accumulated depreciation                             (34,383)            (32,586)
    --------------------------------------------------------------------------------------------
         Total, property, plant and equipment, net          $  44,099           $  45,732
    ============================================================================================

All property and equipment is pledged as security for long-term debt. See Note
5.

4.    ACCRUED EXPENSES
      ----------------

Accrued expenses consisted of the following at April 3, 2004 and January 3, 2004:

    (In thousands)                         APRIL 3, 2004     January 3, 2004
    --------------------------------------------------------------------------
    Accrued payroll and benefits            $   1,533           $   2,154
    Accrued warranty                            1,048                 935
    Accrued special charges                       593               1,055
    Accrued royalties                           1,107               1,057
    Other current liabilities                   1,722               1,930
    --------------------------------------------------------------------------
         Total accrued expenses             $   6,003           $   7,131
    ==========================================================================

5.    LONG-TERM DEBT
      --------------

Long-term debt consisted of the following at April 3, 2004 and January 3, 2004:

    (In thousands)                         APRIL 3, 2004     January 3, 2004
    --------------------------------------------------------------------------
    Mortgage term loans                      $ 13,929            $ 14,464
    Less current portion                       (2,143)             (2,143)
    --------------------------------------------------------------------------
         Total long-term debt,
           net of current portion            $ 11,786            $ 12,321
    ==========================================================================

6.    INCOME TAXES
      ------------

The Company did not record a provision for federal or state income tax as a result of the utilization of federal net operating loss carryforwards, and the utilization of state tax credits for the first quarter of fiscal 2004. The Company did not record a provision for federal or state income tax as a result of the utilization of net operating loss carryforwards for the first quarter of fiscal 2003.

7.    EARNINGS PER SHARE
      ------------------

The calculation of basic and diluted earnings per share at April 3, 2004 and March 29, 2003 is as follows:

    (In thousands, except per share data)      APRIL 3, 2004    March 29, 2003
    --------------------------------------------------------------------------

    ==========================================================================
    Net income                                  $   1,899        $   1,790
    ==========================================================================
     Weighted average common shares
                outstanding - Basic                34,266           34,142
       Weighted average common stock
                equivalents                           883               44
    --------------------------------------------------------------------------
     Weighted average common shares
       outstanding - Diluted                       35,149           34,186
    ==========================================================================
    Earnings per share - Basic                  $    0.06        $    0.05
    ==========================================================================
     Earnings per share - Diluted               $    0.05        $    0.05
    ==========================================================================

Options to purchase 846,915 and 3,576,727 shares of common stock at exercise prices ranging from $4.93 to $26.94 per share were outstanding during a portion of the first quarters of fiscal 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common shares.

8.    COMPREHENSIVE INCOME
      --------------------

Comprehensive income is comprised of net income and all changes in stockholder's equity except those due to investments by owners and distributions to owners. For the first quarters of fiscal 2004 and 2003, comprehensive income was comprised solely of net income.

9.    SEGMENT INFORMATION
      -------------------

The following table presents a summary of the Company's operations by segment for the first quarters ended April 3, 2004 and March 29, 2003:

                                        DIGITAL IMAGING
(In thousands)                             PRODUCTS         LASERTEL     INTER-SEGMENT       TOTAL
-------------------------------------------------------------------------------------------------------
FIRST QUARTER ENDED APRIL 3, 2004
---------------------------------------
REVENUE                                   $  22,774         $  1,356     $     (816)        $  23,314
INCOME (LOSS) FROM OPERATIONS                 3,244           (1,248)             -             1,996
TOTAL ASSETS                                 95,800           14,320              -           110,120

First quarter ended March 29, 2003
---------------------------------------
Net revenue                               $  22,167         $  1,745      $  (1,470)        $  22,442
Income (loss) from operations                 3,015           (1,073)             -             1,942
Total assets                                 88,041           15,559              -           103,600

10.   DISCONTINUED PROGRAMS AND SPECIAL CHARGES
      -----------------------------------------

In fiscal 2002, as a result of various repositioning programs, the Company recorded a charge of $3.7 million to cost of products sold and $6.0 million in special charges. These charges included inventory, equipment and other asset write-downs, severance and fringe benefit costs, executive and other contractual obligations.

In fiscal 2003 the Company expanded its repositioning actions to reduce costs, which had been initiated in the second quarter of fiscal 2002. As a result, the Company recorded a charge of $550,000, primarily related to severance and fringe benefit costs associated with the reduction of approximately forty-three employees.

In the first quarter of fiscal 2004, the Company reversed $296,000 in excess special charges related to severance and fringe benefits accrued in fiscal 2003 and 2002, as a result of lower fringe benefit costs.

The following table summarizes the accrued balances related to the discontinued programs and special charges at April 3, 2004 and January 3, 2004:

                                                                      ADJUSTMENT        UTILIZATION
                                                   BALANCE AT           THROUGH            THROUGH          BALANCE AT
(In thousands)                                  JANUARY 3, 2004      APRIL 3, 2004      APRIL 3, 2004     APRIL 3, 2004
----------------------------------------------------------------------------------------------------------------------------
Executive contractual obligations                  $    699            $    (24)          $   (163)           $  512
Severance and fringe benefits                           356                (272)                (3)               81
----------------------------------------------------------------------------------------------------------------------------
  Total accrued special charges and
   discontinued programs                            $ 1,055             $  (296)            $ (166)           $  593
============================================================================================================================

The cumulative cash paid by the Company at April 3, 2004 as a result of the forgoing repositioning actions totaled $4.6 million. The Company anticipates the remaining payments related to the discontinued programs and special charges will be completed by May 2005.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            -----------------------------------------------------------
            AND RESULTS OF OPERATIONS
            -------------------------

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations for our financial and operating performance in 2004 and beyond; the adequacy of internal cash and working capital for our operations; the strength of our various strategic partnerships (both on manufacturing and distribution); our ability to secure other strategic alliances and relationships; our expectations regarding Presstek's strategy for growth; our expectations and plans regarding market penetration, including the strength and scope of our distribution channels and our expectations regarding sales of DI presses in Europe; our expectations regarding our new OEM relationships with Heidelberg Druckmaschinen, AG, ("Heidelberg"); our expectations regarding the sale of our products and use of our technology including pricing; our expectations regarding the manufacture and performance of existing, planned and recently introduced products; the effects, market acceptance, or pricing of competitive products, including the impact of a competitive plate product introduced by a strategic partner or other competitor in the marketplace; the placement of orders for direct imaging kits; our expectations regarding the effects and benefits of the Company's streamlining of operations and reductions in force; the market success of, and benefits achieved by the use of new products; and the expected effect of adopting recently issued accounting standards, among others. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors that could cause or contribute to such differences include, but are not limited to, our dependency on our strategic partners (both for manufacturing and distribution); uncertainty surrounding patent protection; shortages of critical or sole-source component supplies; the availability and quality of Lasertel's laser diodes; manufacturing constraints or difficulties (as well as manufacturing difficulties experienced by our sub-manufacturing partners and their capacity constraints); the impact of general market factors in the print industry generally and the economy as a whole; market acceptance of and demand for our products and resulting revenues; the introduction and market acceptance of competitive products; risk and impact of litigation; and other risks detailed in the Company's reports on file with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on March 18, 2004, as well as those discussed elsewhere in this report. The words "looking forward," "looking ahead," "believe(s)," "should," "plan," "expect(s)," "project(s)," "anticipate(s)," "may," "likely," "potential," "opportunity" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made; and readers are advised to consider such forward-looking statements in light of the risks set forth below. Presstek undertakes no obligation to update any forward-looking statements contained in this Quarterly Report on Form 10-Q.

OVERVIEW

Presstek is a developer, manufacturer, and marketer of digital laser imaging and chemistry-free plate technologies for the printing and graphic arts industries. Presstek's products and applications incorporate its patented Direct Imaging ("DI(R)") technologies and consumables for direct-to-press and computer-to-plate ("CTP") applications. Presstek's DI technology enables "direct to press" or on-press imaging, whereby the printing plates are imaged on the press directly from digital files, bypassing numerous prepress procedures and chemical processes in preparing jobs for presswork. Our imaging technology also enables computer-to-plate or off-press imaging whereby operators of conventional printing presses image plates directly from digital files to a CTP device. The printer then uses these imaged plates on a traditional printing press, but without the chemical processes required for conventional plates.

Our patented DI thermal laser diode product family enables customers to produce high quality, full-color lithographic printed materials more quickly and cost effectively than conventional methods. Presstek's patented DI, CTP and plate products eliminate photographic darkrooms, film, and toxic chemical processing, which results in reduced printing cycle time, lowers the effective cost of production for commercial printers. Presstek solutions make it easier for printers to meet increasing customer demand for shorter print runs, faster turnaround times and improved cost competitiveness, with an environmentally friendly process that avoids the chemicals associated with plate development.

Our DI technologies are marketed to leading press manufacturers to be incorporated into their direct imaging presses, and used in our Dimension(R) series of CTP systems. Our patented ProFire(R) laser imaging system, and our recently introduced ProFire Excel imaging system, represent the next generation technology which can be adapted to many DI presses and CTP devices. Presstek's Dimension CTP systems incorporate the ProFire(R) system and use our chemistry-free printing plates, Applause(R) and Anthem(R).

Lasertel, Inc. ("Lasertel"), a subsidiary of Presstek, is primarily engaged in the manufacture and development of high-powered laser diodes. Lasertel's products include semiconductor lasers and active components for the graphics and defense industries. Lasertel offers high-powered laser diodes in both standard and customized configurations, including chip on sub-mount, un-mounted bars, and fiber-coupled devices, to support various applications.

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

We generate revenue through four main sources: the sale of our equipment, including DI presses, CTP devices, and imaging kits incorporated by leading press manufacturers into direct imaging presses for the graphic arts industry; the sale of high-powered laser diodes for the industrial and defense industries; the sale of our proprietary consumables; and license agreements with manufacturers that incorporate our technology into their products. Our business strategy is centered on maximizing the sale of consumable products, and therefore our business efforts focus on the sale of "consumable burning engines" such as our DI presses and CTP devices. We rely on partnerships with press manufacturers such as Ryobi, Heidelberg and KBA to manufacture presses that use our proprietary consumables. We also rely on distribution partners, such as KPG and A.B. Dick, to sell and distribute press and CTP systems and the related proprietary consumable products.

Historically we have been reliant on Heidelberg for a material share of our revenue. In fiscal 2002, we initiated a process to evaluate our resources and strategically re-focus the business. During this re-alignment, we concluded to reposition and rescale our resources, and implemented cost savings programs in fiscal 2002 and 2003 to return to profitability. We expanded our strategic relationships with other press manufacturers and distributors such as Ryobi, KBA, and KPG to develop and distribute presses that incorporate our imaging technology and use our proprietary consumables, so as to lessen our reliance on any one partner. We established a relationship with A.B. Dick to sell Presstek CTP devices and consumables under their brand name. We are working with other CTP manufacturers to qualify our consumables on their systems. We believe this shift in strategy fundamentally enhances Presstek's ability to expand and control its business. In the first quarter of 2004, we've continued the growth of our new technology business, which consists of all business other than the Quickmaster DI platform products, and are focused on expanding our digital product and services offerings.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Presstek's significant accounting policies are presented in Note 1 of our financial statements in our Annual Report on Form 10-K for the fiscal year ended January 3, 2004, filed with the Securities Exchange Commission on March 18, 2004.

REVENUE RECOGNITION

We recognize revenue when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, collection is reasonably assured, and no further services are required.

We record revenue for product sales net of estimated returns, which are adjusted periodically, based upon historical rates of return. Revenue and related royalties for products sold where installation is not required is recorded at the time of shipment. Revenue for products that require installation, for which the installation is not deemed inconsequential, is recognized upon completion of installation and customer acceptance. Revenue related to service maintenance agreements is recognized ratably over the duration of the particular contract. Certain fees and other reimbursements are recognized as revenue when the related services have been performed or the revenue otherwise earned. Deferred revenue includes certain customer advances received as a result of our distribution agreements. This revenue is recognized as product is shipped or services are performed. We may enter into multiple element arrangements. When equipment, consumables, installation and maintenance agreements are contained in a single arrangement, revenue is allocated to the various elements based upon the fair market value of each element. Fair market value is generally determined based upon the price charged when the element is sold separately.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Presstek evaluates its accounts receivable on an ongoing basis and establishes an allowance for doubtful accounts based on specific customer circumstances and on its historical rate of write-offs. We include any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in an overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. While we believe the allowance for doubtful accounts as of April 3, 2004 is adequate, actual write-offs might exceed the recorded allowance.

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

RESULTS OF OPERATIONS

REVENUE

Revenue for the first quarter of fiscal 2004 of $23.3 million consisted of product sales, customer support revenue, royalties and license fees. Revenue for the first quarter of fiscal 2004 increased $872,000 or 4%, compared to $22.4 million for the first quarter of fiscal 2003.

Product sales for the Digital Imaging Products segment, including the sale of equipment and consumables, were $22.6 million for the first quarter of fiscal 2004, an increase of $1.6 million or 7% as compared to $21.0 million for the first quarter of fiscal 2003. The increase in product sales was due primarily to volume increases in sales of our CTP Dimension and press products, partially offset by decreases in shipments of direct imaging systems to Heidelberg for use in the Quickmaster DI.

Revenue generated from the sale of consumable products was $13.0 million for the first quarter of fiscal 2004, a decrease of $647,000 or 5%, as compared to $13.6 million in the first quarter of fiscal 2003. This decrease in revenue is primarily the result of volume decreases of our Quickmaster DI consumables, as well as price reductions on sales of these consumable through select dealers in our European distribution channel. This decrease was partially offset by volume increases in consumable products for all product platforms other than the Quickmaster DI platform. Consumable sales under our agreements with Heidelberg and its distributors was $2.7 million for the first quarter of fiscal 2004, a decrease of $2.9 million or 52%, as compared to $5.6 million in the first quarter of fiscal 2003.

Royalties and fees from licensees for the first quarter of fiscal 2004 were $201,000, a decrease of $952,000, or 83%, as compared to $1.2 million for the first quarter of fiscal 2003. This decrease relates primarily to a decrease in royalties as a result of decreased shipments to Heidelberg of direct imaging kits used in the Quickmaster DI. Heidelberg has indicated that as a result of the global economic slowdown, it has an inventory of direct imaging kits on hand to support its production requirements. We currently believe that orders for direct imaging kits will resume sometime in late fiscal 2004, however, there can be no assurance that any orders will be received.

Revenue generated under our agreements with Heidelberg and its distributors was $3.1 million for the first quarter of fiscal 2004, a decrease of $4.7 million or 60%, as compared to $7.8 million in the first quarter of fiscal 2003. Revenue from Heidelberg represented 13% and 35% of total revenue for the first quarters of fiscal 2004 and 2003, respectively.

In July 2003, we entered into OEM consumable supply agreements with Heidelberg and Heidelberg USA that provide us with certain preferred supplier rights, which vary based on territory, time period and sales volume. Under the terms of the OEM agreements, which include minimum volume commitments from Heidelberg and Heidelberg USA, we will manufacture and supply Heidelberg branded consumable plate products for the Heidelberg Quickmaster DI press. Shipments to Heidelberg of the branded consumable product began in August 2003. Heidelberg is also marketing a competitive plate product as an alternative to Presstek's PEARLdry for the Quickmaster DI. The introduction of a competitive plate could reduce the revenue generated by Presstek under its agreements with Heidelberg including the OEM consumables supply agreements entered into in July 2003. It could also lead to downward pricing pressure on our full line of spooled consumable products, which could have a material adverse effect on our business, results of operations and financial condition.

Revenue for the Lasertel segment was $540,000 for the first quarter of fiscal 2004, an increase of $265,000 or 96% as compared to $275,000 for the first quarter of fiscal 2003. This increase is primarily the result of increased product sales to external customers for defense industry applications.

COST OF PRODUCTS SOLD

Cost of products sold consists of the cost of material, labor and overhead, shipping and handling costs and warranty expenses.

Cost of products sold for the Digital Imaging Products segment was $13.3 million or 58% of revenue for the first quarter of fiscal 2004, an increase of $1.0 million or 9%, as compared to $12.2 million or 54% of revenue for the first quarter of fiscal 2003. This increase relates primarily to increased production costs driven by increased sales volume. Gross margin as a percentage of total revenue for the Digital Imaging Products segment was 42% for the first quarter of fiscal 2004, as compared to 46% for the first quarter of fiscal 2003. The decrease in gross margin for the first quarter of fiscal 2004 was primarily the result of the reduction in sales of direct imaging systems to Heidelberg for use in the Quickmaster DI, price reductions related to consumables used in the Quickmaster DI, and product mix.

Cost of products sold for the Lasertel segment was $1.3 million for the first quarter of fiscal 2004, an increase of $536,000 or 73% as compared to $733,000 for the first quarter of fiscal 2003. The increase relates primarily to lower absorption of labor and overhead costs as a result of inventory reductions.

RESEARCH AND PRODUCT DEVELOPMENT

Research and product development expenses consist primarily of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment, consumables and high-powered laser diode product development efforts.

Research and product development expenses for the Digital Imaging Products segment were $1.5 million or 7% of revenue for the first quarter of fiscal 2004, a decrease of $171,000, as compared to $1.7 million or 8% of revenue for the comparable period in fiscal 2003. This decrease is primarily as a result of reduced expenditures for salaries and benefits as a result of headcount reductions in the second quarter of 2003, offset in part by an increased purchases of parts and supplies related to new product introductions. Presstek's product development cycle centers around major industry trade shows, and as a result, our research and product development expenses vary in accordance with our product development cycle.

Research and product development expenses for the Lasertel segment were $167,000 for the first quarter of fiscal 2004, a decrease of $103,000 as compared to $270,000 for the comparable period in fiscal 2003. This decrease is primarily the result of a reduction in purchased parts and supplies related to Lasertel's research and product development activities.

SALES, MARKETING AND CUSTOMER SUPPORT

Sales, marketing and customer support expenses consist primarily of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs related to our sales, marketing and customer support activities.

Sales, marketing and customer support expenses for the Digital Imaging Products segment were $3.0 million or 13% of revenue for the first quarter of fiscal 2004, an increase of $241,000, as compared to $2.8 million, or 13% of revenue for the comparable period in fiscal 2003. The increase relates primarily to increased salaries and benefits as a result of head count increases in the first quarter of fiscal 2004, as well as increased professional and contracted services to support promotional activities directed at product distribution.

Sales and marketing expenses for our Lasertel segment were $111,000 for the first quarter of fiscal 2004, an increase of $43,000, as compared to $68,000 for the comparable period in fiscal 2003. This increase was primarily related to increased professional services and travel costs as a result of trade show and other promotional activities.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of payroll and related expenses for personnel, and contracted professional services necessary to conduct our finance, information systems, human resources and administrative activities.

General and administrative expenses for the Digital Imaging Products segment were $2.0 million or 9% of revenue for the first quarter of fiscal 2004, a decrease of $440,000, as compared to $2.5 million or 11% of revenue for the comparable period in fiscal 2003. This decrease relates primarily to a decrease in bad debt expense, as well as decreases in professional services, and salaries and benefits.

General and administrative expenses for the Lasertel segment were $242,000 in the first quarter of fiscal 2004, a decrease of $36,000, as compared to $278,000 for the comparable period in fiscal 2003. This decrease relates primarily to a decrease in salaries and benefits.

DISCONTINUED PROGRAMS AND SPECIAL CHARGES

In fiscal 2002, as a result of various repositioning programs, the Company recorded a charge of $3.7 million to cost of products sold and $6.0 million in special charges. These charges included inventory, equipment and other asset write-downs, severance and fringe benefit costs, executive and other contractual obligations.

In fiscal 2003 the Company expanded its repositioning actions to reduce costs, which had been initiated in the second quarter of fiscal 2002. As a result the Company recorded a charge of $550,000, primarily related to severance and fringe benefit costs associated with the reduction of approximately forty-three employees.

In the first quarter of fiscal 2004, the Company reversed $296,000 in excess special charges related to severance and fringe benefits accrued in fiscal 2003 and 2002, as a result of lower fringe benefit costs.

OTHER INCOME (EXPENSE), NET

Other income (expense), net consists primarily of net interest and other miscellaneous income (expense).

Interest expense, net was $15,000 for the first quarter of fiscal 2004, a decrease of $138,000 as compared to interest expense, net of $153,000 for the first quarter of fiscal 2003. Interest income was $94,000 for the first quarter of fiscal 2004, an increase of $23,000, as compared to $71,000 for the first quarter of fiscal 2003, primarily as a result of increased cash balances available for investment. Interest expense was $109,000 for the first quarter of fiscal 2004, a decrease of $115,000, as compared to $224,000 for the first quarter of fiscal 2003, primarily as a result of lower average debt balances and lower interest rates on borrowings.

PROVISION FOR INCOME TAXES

We did not record a provision for federal or state income tax as a result of the utilization of federal net operating loss carryforwards, and the utilization of state tax credits for the first quarter of fiscal 2004. We did not record a provision for federal or state income tax as a result of the utilization of net operating loss carryforwards for the first quarter of fiscal 2003.

NET INCOME

As a result of the foregoing, we had net income of $1.9 million for the first quarter of fiscal 2004, as compared to net income of $1.8 million for the first quarter of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings. At April 3, 2004, we had cash and cash equivalents of $31.6 million and working capital of $46.4 million as compared to cash and cash equivalents of $28.2 million and working capital of $42.5 million at January 3, 2003. The increase in cash and cash equivalents of $3.4 million for the first quarter of fiscal 2004 was primarily due to net cash provided by operating and financing activities of $3.8 million, offset by $395,000 in cash used in investing activities.

Net cash provided by operating activities was $3.1 million for the first quarter of fiscal 2004. The primary sources of cash from operating activities were net income of $1.9 million, non-cash charges of depreciation, amortization and other charges of $2.0 million, and a decrease in working capital and non-current assets of $829,000.

Net cash used in investing activities was $395,000 for the first quarter of fiscal 2004, and consisted primarily of additions to property, plant and equipment used in the business.

Net cash provided by financing activities was $743,000 for the first quarter of fiscal 2004, and consisted primarily of cash received from the exercise of stock options in the amount of $1.3 million, offset by payments on mortgage term loans.

In October 2003, we replaced our existing credit facilities, entering into a $50.0 million senior secured credit facility jointly with two lenders. This new credit facility includes a $35.0 million revolving line of credit (the "Revolver") and a $15.0 million term loan (the "Term Loan"). These credit facilities are secured by all our assets, and bear interest, at our election, at either the prime rate or the LIBOR rate, plus an applicable margin based on certain financial ratios, ranging from a minimum of 0.25% to a maximum of 2.5%.

The Revolver is a five-year loan, expiring in September 2008, under which we may borrow a maximum of $35.0 million, reduced by the amount of all letters of credit outstanding. Advances under the Revolver may be used to finance working capital requirements, capital expenditures, and future acquisitions as permitted under the loan agreement. At April 3, 2004, we had $35.0 million available under the revolving line of credit loan, reduced by $5.5 million outstanding under standby letters of credit.

The Term Loan is a five-year loan in the amount of $15.0 million. Under the Term Loan, principal and interest payments are due in nineteen quarterly installments of $535,714 plus interest, with a final payment of all remaining principal and accrued and unpaid interest due on September 30, 2008. At April 3, 2004, the effective interest rate was 2.36%. Proceeds from the Term Loan were used to re-finance all debt outstanding under our previous credit facilities.

Under the terms of the Revolver and Term Loan, we are required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA and minimum fixed charge coverage covenants. As of April 3, 2004, we were in compliance with all financial covenants.

We have future contractual payment obligations through 2010 that primarily relate to debt, royalty, executive contracts and operating leases. The following table represents our future commitments at April 3, 2004 and January 3, 2004:

    (In thousands)                        APRIL 3, 2004      January 3, 2004
    --------------------------------------------------------------------------
    Credit facilities                       $ 13,929            $ 14,464
    Royalty obligation                        10,767              11,147
    Executive contractual obligations          2,681               2,999
    Lease agreements                             159                 186
    --------------------------------------------------------------------------
       Total contractual obligations        $ 27,536            $ 28,796
    ==========================================================================

Our anticipated capital expenditures for fiscal 2004 are approximately $3.0 million, and primarily relate to the purchase of capital equipment to be used in the production of our DI and CTP equipment and consumable products.

Heidelberg is marketing a competitive plate product as an alternative to Presstek's PEARLdry for the Quickmaster DI. The introduction of a competitive plate could reduce the revenue generated by Presstek under its agreements with Heidelberg including the OEM consumables supply agreements entered into in July 2003. It could also lead to downward pricing pressure on our full line of spooled consumable products, which could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
            -----------------------------------------------------------

We are exposed to market risk from changes in interest rates primarily as a result of our borrowing activities, and to a lesser extent, our investing activities. Our long-term borrowings are in variable rate instruments, with interest rates tied to either the prime rate or the London Interbank Offered Rate ("LIBOR"). A 100 basis point change in these rates would have an impact of approximately $150,000 on our annual interest expense, assuming consistent levels of floating rate debt with those held as of the end of fiscal 2003. In the fourth quarter of fiscal 2003, we entered into interest rate floors and caps to manage net exposure to interest rate fluctuations related to our borrowings.

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

ITEM 4.     CONTROLS AND PROCEDURES.
            ------------------------

(a)         Evaluation of Disclosure Controls and Procedures

As of April 3, 2004, we have, under the supervision and with the participation of the Presstek's management, including its Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Presstek's disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Presstek's Chief Executive Officer and Chief Financial Officer concluded that, as of the April 3, 2004 Presstek's disclosure controls and procedures are effective in ensuring that material information relating to Presstek (including its consolidated subsidiaries) required to be disclosed by Presstek in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to Presstek's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)         Changes in Internal Controls

There were no changes in Presstek's internal controls or in other factors that could significantly affect Presstek's controls in the quarter ended April 3, 2004 that has materially affected, or is reasonably likely to affect our internal control over financial reporting.

PART II  -  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

See Part I - Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed with the Commission on March 18, 2004 for a description of certain legal proceedings involving the Company. All of such information is hereby incorporated by reference in response to this item.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)       Exhibits

          31.1 Certification of Chief Executive Officer pursuant to Rule 13a-4(a) of the Exchange Act (furnished herewith).

          31.2 Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-4(a) of the Exchange Act (furnished herewith).

          32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

          32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(b)       Reports on Form 8-K

          A Form 8-K was filed on March 30, 2004 furnishing information pursuant to Item 5 relating to the press release of Presstek, dated March 30, 2004 announcing the death of Director John B. Evans.

          A Form 8-K was filed on February 26, 2004 furnishing information pursuant to Item 9 and 12 relating to the press release of Presstek, dated February 26, 2004 reporting Presstek's financial results for the fourth quarter and fiscal year ended January 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PRESSTEK, INC.
                               (Registrant)


Date: May 13, 2004             /s/ Edward J. Marino
                               -------------------------------------------------
                               By: Edward J. Marino
                               President and Chief Executive Officer
                               (Principal Executive and Duly Authorized Officer)


Date: May 13, 2004             /s/ Moosa E. Moosa
                               -------------------------------------------------
                               By: Moosa E. Moosa
                               Vice President - Finance,
                               Chief Financial Officer, Treasurer and Secretary
                               (Principal Financial and Accounting Officer)

EXHIBIT INDEX

      No.       Description
      ---       -----------

     31.1 Certification of Chief Executive Officer pursuant to Rule 13a-4(a) of the Exchange Act (furnished herewith).

     31.2 Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-4(a) of the Exchange Act (furnished herewith).

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).