Form 10-Q
period 2004-07-03
PRESSTEK INC /DE/
filed 2004-08-12
CIK 846876

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 3, 2004


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

As of August 9, 2004, there were 34,725,208 shares of the registrant's common stock, $.01 par value per share, outstanding.

================================================================================

PRESSTEK, INC.

INDEX

PART I  FINANCIAL INFORMATION                                               PAGE

   Item 1.  Financial Statements

            Balance Sheets as of July 3, 2004 (unaudited) and
            January 3, 2004                                                   3

            Statements of Operations for the three and six months
            ended July 3, 2004 and June 28, 2003 (unaudited)
                                                                              4

            Statements of Cash Flows for the six months ended July 3, 2004
            and June 28, 2003 (unaudited)                                     5

            Notes to Financial Statements (unaudited)                         6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              13

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk       23

   Item 4.  Controls and Procedures                                          23

PART II  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                24

   Item 4.  Submission of Matters to a Vote of Security Holders              24

   Item 6.  Exhibits and Reports on Form 8-K                                 25

Signatures                                                                   26

PART I - FINANCIAL INFORMATION

=====================================================================================================================

ITEM 1.        FINANCIAL STATEMENTS

PRESSTEK, INC.
BALANCE SHEETS                                                                         JULY 3, 2004     January 3, 2004
(IN THOUSANDS, EXCEPT SHARE DATA)                                                       (unaudited)
---------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                            $   34,194         $   28,196
   Accounts receivable, net of allowance for losses
     of $1,693 and $1,892, in fiscal 2004 and 2003, respectively                            16,051             14,922
   Inventories                                                                              13,007             12,354
   Other current assets                                                                      2,557              1,064
---------------------------------------------------------------------------------------------------------------------
          Total current assets                                                              65,809             56,536
---------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                          42,418             45,732

OTHER ASSETS:
   Patent application costs and license rights, net                                          3,028              3,419
   Other                                                                                     1,369                841
---------------------------------------------------------------------------------------------------------------------
          Total other assets                                                                 4,397              4,260
---------------------------------------------------------------------------------------------------------------------

                    TOTAL                                                               $  112,624         $  106,528
=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                                         2,143         $    2,143
   Accounts payable                                                                          6,725              4,750
   Accrued expenses                                                                          6,175              7,131
---------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                         15,043             14,024
---------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT, NET OF CURRENT PORTION                                                      11,250             12,321

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized
     1,000,000 shares; no shares issued or outstanding                                        --                 --
   Common stock, $.01 par value; authorized 75,000,000 shares;
     issued and outstanding 34,585,608 shares at
     July 3, 2004; 34,202,175 shares at January 3, 2004                                        346                342
   Additional paid-in capital                                                              100,567             97,769
   Comprehensive loss                                                                          (47)               (47)
   Accumulated deficit                                                                     (14,535)           (17,881)
---------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                        86,331             80,183
---------------------------------------------------------------------------------------------------------------------

                    TOTAL                                                               $  112,624         $  106,528
=====================================================================================================================

See accompanying notes to financial statements

PRESSTEK, INC.

STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE AND SIX MONTHS ENDED
(In thousands, except per share data)

                                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
-----------------------------------------------------------------------------------------------------------------------------
                                                         JULY 3, 2004       June 28, 2003      JULY 3, 2004      June 28, 2003
-----------------------------------------------------------------------------------------------------------------------------
REVENUE:
   Product sales                                          $   22,585         $   22,043         $   45,698         $   43,332
   Royalties and fees from licensees                             112                476                313              1,629
-----------------------------------------------------------------------------------------------------------------------------
     Total revenue                                            22,697             22,519             46,011             44,961
-----------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
   Cost of products sold                                      13,553             12,890             28,085             25,842
   Research and product development                            1,645              1,874              3,321              3,824
   Sales, marketing and customer support                       3,747              3,060              6,885              5,914
   General and administrative                                  2,244              2,221              4,512              4,965
   Special charges and (credits)                                --                  550               (296)               550
-----------------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                                 21,189             20,595             42,507             41,095
-----------------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                         1,508              1,924              3,504              3,866

OTHER INCOME (EXPENSE), NET:
   Interest income                                                97                 79                191                151
   Interest expense                                             (104)              (198)              (213)              (423)
   Other, net                                                    (54)                20               (136)                21
-----------------------------------------------------------------------------------------------------------------------------
     Total other expense, net                                    (61)               (99)              (158)              (251)
-----------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                     1,447              1,825              3,346              3,615

PROVISION FOR INCOME TAXES                                      --                 --                 --                 --

NET INCOME                                                $    1,447         $    1,825         $    3,346         $    3,615
=============================================================================================================================

EARNINGS PER SHARE - BASIC:                               $     0.04         $     0.05         $     0.10         $     0.11
=============================================================================================================================

EARNINGS PER SHARE - DILUTED:                             $     0.04         $     0.05         $     0.09         $     0.11
=============================================================================================================================

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING - BASIC                             34,438             34,156             34,352             34,149
=============================================================================================================================
WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING - DILUTED                           35,364             34,283             35,258             34,211
=============================================================================================================================

See accompanying notes to financial statements

PRESSTEK, INC.

STATEMENTS OF CASH FLOWS (unaudited)
(IN THOUSANDS)
FOR THE SIX MONTHS ENDED                                                               JULY 3, 2004      June 28, 2003
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS - OPERATING ACTIVITIES:

   Net Income                                                                           $    3,346         $    3,615
     Adjustments to reconcile net income to net cash provided
     by operating activities:
       Special charges and discontinued programs                                              (296)               550
       Depreciation and amortization                                                         4,242              4,408
       Provision for warranty and other costs                                                  615                993
       Provision for losses on accounts receivable                                             168                791
     Changes in operating assets and liabilities:
       Accounts receivable                                                                  (1,281)            (2,285)
       Inventories                                                                            (522)             1,660
       Other current assets                                                                 (1,493)              (604)
       Accounts payable                                                                      1,975                369
       Accrued expenses                                                                     (2,003)            (1,761)
     Other                                                                                     104                (99)
---------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                 4,855              7,637
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS - INVESTING ACTIVITIES:
       Purchases of property, plant and equipment                                             (588)              (697)
---------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                      (588)              (697)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS - FINANCING ACTIVITIES:
       Net proceeds from the issuance of common stock                                        2,802                108
       Repayment of term loan                                                               (1,071)              (593)
       Repayment of lease line of credit                                                      --                 (952)
---------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities                                       1,731             (1,437)
---------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                        5,998              5,503
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                               28,196             17,563
---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF PERIOD                                                 $   34,194         $   23,066
=====================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for:
       Interest                                                                         $      213         $      424
=====================================================================================================================

       Income taxes                                                                     $     --           $     --
=====================================================================================================================

See accompanying notes to financial statements

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JULY 3, 2004

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

BASIS OF PRESENTATION - The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the fiscal year ended January 3, 2004. The January 3, 2004 information has been derived directly from the annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring. Operating results for the three and six months ended July 3, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2005.

FISCAL YEAR - The Company operates and reports on a 52 or 53 week fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements include the thirteen-week periods ended July 3, 2004 ("the second quarter of fiscal 2004") and June 28, 2003 ("the second quarter of fiscal 2003"), and the twenty-six week periods ended July 3, 2004 ("the first six months of fiscal 2004"), and June 28, 2003 ("the first six months of fiscal 2003").

USE OF ESTIMATES - The Company prepares its financial statements in accordance with US generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company evaluates its estimates, including those related to product returns, inventories, income taxes, warranty obligations, and litigation on an on-going basis. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

REVENUE RECOGNITION - The Company recognizes revenue when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, collection is reasonably assured, and no future services are required.

The Company generates revenue through four main sources; equipment sales, laser diode sales, consumable sales and license agreements with manufacturers who incorporate the company's technology into their products. The Company also generates revenue through the sale of installation services, training, support services and equipment maintenance contracts, although historically these items have not been a significant source of revenue.

The Company records revenue for product sales net of estimated returns, which are adjusted periodically, based upon historical rates of return. Equipment revenue and any related royalties for products sold to original equipment manufacturers is recognized at the time of shipment. Contracts with OEM's do not include price protection or product return rights. Revenue for equipment sold to distributors, whereby the distributor is responsible for installation, is recognized at shipment. Revenue for equipment sold to distributors whereby the Company is responsible for installation, for which the installation is not deemed inconsequential, is recognized upon completion of installation and customer acceptance. Contracts with distributors do not include price protection or product return rights, however the Company may elect in certain circumstances to accept returns for product. Revenue for installation services is recognized after installation has occurred. Revenue related to service maintenance agreements is recognized ratably over the duration of the particular contract. Revenue for training and support services are recognized upon completion of the training and services. Certain fees and other reimbursements are recognized as revenue when the related services have been performed or the revenue otherwise earned. Deferred revenue includes certain customer advances received as a result of the Company's distribution agreements. This revenue is recognized as product is shipped or services are performed. The Company may enter into multiple element arrangements. When equipment, consumables, installation and maintenance agreements are contained in a single arrangement, revenue is allocated to the various elements based upon the fair market value of each element. Fair market value is generally determined based upon the price charged when the element is sold separately.

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

Accordingly, the Company's net income and net income per share for the three and six months ended July 3, 2004 and June 28, 2003, would have been reduced to the pro forma amounts indicated in the following table:

                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
-------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE DATA)                    JULY 3, 2004      June 28, 2003     JULY 3, 2004      June 28, 2003
-------------------------------------------------------------------------------------------------------------------------
Net income, as reported                                  $    1,447        $    1,825        $    3,346        $    3,615
Less:
-------------------------------------------------------------------------------------------------------------------------

Total stock-based employee compensation expense                (575)             (664)           (1,147)           (1,333)
-------------------------------------------------------------------------------------------------------------------------
Pro forma net income                                     $      872        $    1,161        $    2,199        $    2,282
=========================================================================================================================

Net income per common share, as reported:
     Basic                                               $     0.04        $     0.05        $     0.10        $     0.11
=========================================================================================================================
     Diluted                                             $     0.04        $     0.05        $     0.09        $     0.11
=========================================================================================================================

Pro forma net income per common share:
     Basic                                               $     0.03        $     0.03        $     0.06        $     0.07
=========================================================================================================================
     Diluted                                             $     0.02        $     0.03        $     0.06        $     0.07
=========================================================================================================================

The above pro forma net income and net income per share do not consider any related tax benefit from stock option exercises.

The Company used the Black-Scholes option-pricing model to estimate the weighted average fair value of $6.39 and $3.70 for each stock option issued in the second quarter and first six months of fiscal 2004 and 2003, respectively, using the following weighted average assumptions for both the second quarter and first six months of fiscal 2004 and 2003:

                                                  2004         2003
             --------------------------------------------------------

             Dividend yield                       NONE         None
             Expected volatility                69.79%       73.62%
             Risk free interest rate             3.35%        3.15%
             Expected option life                 5.50         6.59
             --------------------------------------------------------

2.    INVENTORIES
      -----------

Inventories consisted of the following at July 3, 2004 and January 3, 2004:

         (IN THOUSANDS)                     JULY 3, 2004       January 3, 2004
         ---------------------------------------------------------------------

         Raw materials                      $  3,693              $   2,782
         Work in process                       3,737                  2,939
         Finished goods                        5,577                  6,633
         ---------------------------------------------------------------------
              Total inventories             $ 13,007               $ 12,354
         =====================================================================

3.    PROPERTY, PLANT AND EQUIPMENT, NET
      ----------------------------------

Property, plant and equipment, net consisted of the following at July 3, 2004 and January 3, 2004:

         (IN THOUSANDS)                                          JULY 3, 2004     January 3, 2004
         ----------------------------------------------------------------------------------------
         At cost:
         Land and improvements                                   $  2,038             $  2,038
         Buildings and leasehold improvements                      24,518               24,518
         Production equipment and other                            47,170               46,931
         Office furniture and equipment                             4,944                4,831
         ----------------------------------------------------------------------------------------
                                                                   78,670               78,318
         Less accumulated depreciation                            (36,252)             (32,586)
         ----------------------------------------------------------------------------------------
              Total property, plant and equipment, net           $ 42,418             $ 45,732
         ========================================================================================

All property and equipment is pledged as security for long-term debt. See Note 5

4.    ACCRUED EXPENSES
      ----------------

Accrued expenses consisted of the following at July 3, 2004 and January 3, 2004:

         (IN THOUSANDS)                                          JULY 3, 2004     January 3, 2004
         ----------------------------------------------------------------------------------------
         Accrued payroll and benefits                           $   1,875            $   2,154
         Accrued warranty                                             907                  935
         Accrued special charges                                      477                1,055
         Accrued royalties                                          1,067                1,057
         Other current liabilities                                  1,849                1,930
         ----------------------------------------------------------------------------------------
              Total accrued expenses                            $   6,175            $   7,131
         ========================================================================================

5.    LONG-TERM DEBT
      --------------

Long-term debt consisted of the following at July 3, 2004 and January 3, 2004:

         (IN THOUSANDS)                                          JULY 3, 2004     January 3, 2004
         ----------------------------------------------------------------------------------------
         Mortgage term loans                                     $ 13,393            $  14,464
         Less current portion                                      (2,143)              (2,143)
         ----------------------------------------------------------------------------------------
              Total long-term debt, net of current portion       $ 11,250            $  12,321
         ========================================================================================

6. INCOME TAXES

The Company did not record a provision for federal or state income taxes for the second quarter and first six months of fiscal 2004, as a result of the utilization of federal and state net operating loss carryforwards, and the utilization of state tax credits. These deferred tax assets were previously fully reserved. The Company did not record a provision for federal or state income taxes for the second quarter and first six months of fiscal 2003 as a result of the utilization of federal and state net operating loss carryforwards.

Although the Company recorded profits in the second quarter and first six months of fiscal 2004 and 2003, a full valuation allowance has been applied on the net deferred tax assets, as a result of the significant losses incurred in prior years. The Company will continue to assess the expected future results and review its deferred tax position in each interim and fiscal period.

7. EARNINGS PER SHARE

The following represents the calculation of basic and diluted earnings per share for the three and six months ended July 3, 2004 and June 28, 2003:

                                                     THREE MONTHS ENDED                         SIX MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)        JULY 3, 2004         JUNE 28, 2003         JULY 3, 2004         JUNE 28, 2003
---------------------------------------- -------------------- --------------------- -------------------- ---------------------
Net income                                     $  1,447              $  1,825             $  3,346              $  3,615
---------------------------------------- -------------------- --------------------- -------------------- ---------------------
 Weighted average common shares
   Outstanding - Basic                           34,438                34,156               34,352                34,149
---------------------------------------- -------------------- --------------------- -------------------- ---------------------
Weighted average common stock
   Equivalents                                      926                   127                  906                    62
---------------------------------------- -------------------- --------------------- -------------------- ---------------------
 Weighted average common shares
   Outstanding - Diluted                         35,364                34,283               35,258                34,211
======================================== ==================== ===================== ==================== =====================
 Earnings per share - Basic:                   $   0.04              $   0.05             $   0.10              $   0.11
======================================== ==================== ===================== ==================== =====================
 Earnings per share - Diluted:                 $   0.04              $   0.05             $   0.09              $   0.11
======================================== ==================== ===================== ==================== =====================

Options and warrants to purchase 844,107 and 841,477 shares of common stock at exercise prices ranging from $10.75 to $22.75 per share were outstanding during a portion of the second quarter and first six months of fiscal 2004, respectively, but were not included in the computation of diluted earnings per share as the exercise prices of the options and warrants were greater than the average market price of the shares of common stock. Options and warrants to purchase 2,485,172 and 2,536,047 shares of common stock at exercise prices ranging from $5.32 to $22.75 per share were outstanding during a portion of the second quarter and first six months of fiscal 2003, respectively, but were not included in the computation of diluted earnings per share as the exercise prices of the options and warrants were greater than the average market price of the shares of common stock.

8. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and all changes in stockholder's equity except those due to investments by owners and distributions to owners. For the second quarter and first six months of fiscal 2004 and fiscal 2003, respectively, comprehensive income was comprised solely of net income.

9. SEGMENT INFORMATION

The following table presents a summary of the Company's operations by segment for the three and first six months ended July 3, 2004 and June 28, 2003:

                                              DIGITAL
                                              IMAGING                         INTER-
   (IN THOUSANDS)                             PRODUCTS       LASERTEL        SEGMENT        TOTAL
   ---------------------------------------- ------------- -------------- -------------- ------------

   THREE MONTHS ENDED JULY 3, 2004
   ---------------------------------------- ------------- -------------- -------------- ------------
   REVENUE                                    $ 22,124      $   1,783      $  (1,210)     $ 22,697
   INCOME (LOSS) FROM OPERATIONS                 2,332           (824)             -         1,508
   TOTAL ASSETS                                 98,765         13,859              -       112,624

   Three months ended June 28, 2003
   ---------------------------------------- ------------- -------------- -------------- ------------
   Revenue                                    $ 22,191      $   1,713      $  (1,385)     $ 22,519
   Income (loss) from operations                 2,920           (996)             -         1,924
   Total assets                                 89,007         15,119              -       104,126

   SIX MONTHS ENDED JULY 3, 2004
   ---------------------------------------- ------------- -------------- -------------- ------------
   REVENUE                                    $ 44,898      $   3,139      $  (2,026)     $ 46,011
   INCOME (LOSS) FROM OPERATIONS                 5,575         (2,071)             -         3,504
   TOTAL ASSETS                                 98,765         13,859              -       112,624

   Six months ended June 28, 2003
   ---------------------------------------- ------------- -------------- -------------- ------------
   Revenue                                    $ 44,358      $   3,458      $  (2,855)     $ 44,961
   Income (loss) from operations                 5,935         (2,069)             -         3,866
   Total assets                                 89,007         15,119              -       104,126

10. DISCONTINUED PROGRAMS AND SPECIAL CHARGES

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

The following tables summarize the activity related to the discontinued programs and special charges and accrued balances for the six months ended July 3, 2004:

                                                       ADDITIONAL
                                                       PROVISIONS   UTILIZATION
                                       BALANCE AT       THROUGH       THROUGH      BALANCE AT
(IN THOUSANDS)                      JANUARY 3, 2004   JULY 3, 2004  JULY 3, 2004  JULY 3, 2004
----------------------------------  ---------------  -------------  ------------  ------------
Executive contractual obligations      $     699       $     (24)     $   (267)      $   408
Severance and fringe benefits                356            (272)          (15)           69
----------------------------------  ---------------  -------------  ------------  ------------
  Total accrued special charges
    and discontinued programs          $   1,055       $    (296)     $   (282)      $   477
==================================  ===============  =============  ============  ============

The cumulative cash paid by the Company at July 3, 2004 as a result of the forgoing repositioning actions totaled $4.7 million. The Company anticipates the remaining payments related to the discontinued programs and special charges will be completed by May 2005.

11. ACQUISITIONS

On July 13, 2004, the Company entered into an asset purchase agreement with A.B.Dick Company ("A.B.Dick") under which it agreed to acquire the business and assets of A.B.Dick through a U.S. Bankruptcy Code section 363, asset sale. A.B.Dick manufactures and markets equipment and supplies for the graphic arts and printing industries, and also provides continuing service and support. A.B.Dick filed for Chapter 11 bankruptcy protection on July 13, 2004. The transaction, valued at approximately $40 million, is subject to Bankruptcy Court approval. The Company also has an agreement with Key Corporate Capital, Inc., A.B.Dick's current lender, to provide $7.0 million in debtor-in-possession financing to fund A.B.Dick's post-petition operating expenses and to meet supplier and employee commitments through the completion of the sale proceedings, which are anticipated to be completed in the fourth quarter of 2004. Currently there is a motion pending before the Bankruptcy court to approve the terms of the Company's proposed asset purchase agreement with A.B.Dick, however there may be other potential competing bidders. Though the Company is unaware of any potential competing bidders, it is possible that stakeholders in the bankruptcy process may actively solicit competing bidders. In connection with the acquisition, the Company has incurred approximately $1.2 million in costs for legal and advisory services. These costs are currently included in other current assets, and will be added to the purchase price if the Company's bid is successful, or expensed if the acquisition is not completed.

On July 30, 2004, the Company acquired the stock of Precision Lithograining Corporation, and its affiliated company SDK Realty Corp. ("Precision") of South Hadley, Massachusetts, an independent plate manufacturer, for approximately $12.3 million in cash. Precision provides the Company with its Anthem and Freedom printing plates, and is also a provider of other conventional and digital printing plates for both web and sheet-fed printing applications.

In connection with the acquisitions, the Company received a commitment from Citizens Bank New Hampshire, KeyBank, and BankNorth for $80.0 million in Senior Secured Credit Facilities (the "Facilities") to replace the Company's existing credit facilities. The proposed terms of the Facilities include a $35.0 million five year secured Term Loan and a $45.0 million five year secured Revolving Line of Credit (the "Revolver"). The Term Loan would be used to refinance bank debt, and to partially finance the acquisition of A.B.Dick. The Revolver would be used for working capital requirements, capital expenditures, acquisitions, and general corporate purposes. The interest rate would range from Prime to Prime plus 1.25%, or from LIBOR plus 1.25% to LIBOR plus 3.5%, based on certain financial covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations for our financial and operating performance in 2004 and beyond; the adequacy of internal cash and working capital for our operations; the strength of our various strategic partnerships (both on manufacturing and distribution); our ability to secure other strategic alliances and relationships; our expectations regarding Presstek's strategy for growth; our expectations and plans regarding market penetration, including the strength and scope of our distribution channels and our expectations regarding sales of DI presses in Europe; our expectations regarding our new OEM relationships with Heidelberg Druckmaschinen, AG, ("Heidelberg"); our expectations regarding the sale of our products and use of our technology including pricing; our expectations regarding the manufacture and performance of existing, planned and recently introduced products; the effects, market acceptance, or pricing of competitive products, including the impact of a competitive plate product introduced by a strategic partner or other competitor in the marketplace; the placement of orders for direct imaging kits; our expectations regarding the effects and benefits of the Company's streamlining of operations and reductions in force; the market success of, and benefits achieved by the use of new products; and the expected effect of adopting recently issued accounting standards, among others. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors that could cause or contribute to such differences include, but are not limited to, our dependency on our strategic partners (both for manufacturing and distribution); the ability of the Company to complete the purchase of the assets of the A.B. Dick Company ("A.B. Dick") and to achieve the intended benefits of the acquisition; the ability of the Company to achieve the intended benefits of the acquisition of Precision Lithograining Corporation ("Precision"); uncertainty surrounding patent protection; shortages of critical or sole-source component supplies; the availability and quality of Lasertel's laser diodes; manufacturing constraints or difficulties (as well as manufacturing difficulties experienced by our subsidiaries or sub-manufacturing partners and their capacity constraints); the impact of general market factors in the print industry generally and the economy as a whole; market acceptance of and demand for our products and resulting revenues; the introduction and market acceptance of competitive products; risk and impact of litigation; and other risks detailed in the Company's reports on file with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on March 18, 2004, as well as those discussed elsewhere in this report. The words "looking forward," "looking ahead," "believe(s)," "should," "plan," "expect(s)," "project(s)," "anticipate(s)," "may," "likely," "potential," "opportunity" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made; and readers are advised to consider such forward-looking statements in light of the risks set forth below. Presstek undertakes no obligation to update any forward-looking statements contained in this Quarterly Report on Form 10-Q.

OVERVIEW

Presstek Inc. ("Presstek") is a developer, manufacturer, and marketer of digital laser imaging and chemistry-free plate technologies for the printing and graphic arts industries. Presstek's products and applications incorporate its patented Direct Imaging ("DI(R)") technologies and consumables for direct-to-press and computer-to-plate ("CTP") applications. Presstek's DI technology enables "direct to press" or on-press imaging, whereby the printing plates are imaged on the press directly from digital files, bypassing numerous prepress procedures and chemical processes in preparing jobs for presswork. Our imaging technology also enables computer-to-plate or off-press imaging whereby operators of conventional printing presses image plates directly from digital files to a CTP device. The printer then uses these imaged plates on a traditional printing press, but without the chemical processes required for conventional plates.

Our patented DI thermal laser diode product family enables customers to produce high quality, full-color lithographic printed materials more quickly and cost effectively than with conventional methods. Presstek's patented DI, CTP and plate products eliminate photographic darkrooms, film, and toxic chemical processing, which results in reduced printing cycle time and lowers the effective cost of production for commercial printers. Presstek solutions make it easier for printers to meet increasing customer demand for shorter print runs, faster turnaround times and improved cost competitiveness, with an environmentally friendly process that avoids the chemicals associated with plate development.

Our DI technologies are marketed to leading press manufacturers to be incorporated into their direct imaging presses, and are used in our Dimension(R) series of CTP systems. Our patented ProFire(R) laser imaging system, and our recently introduced ProFire Excel imaging system, represent the next generation technology which can be adapted to many DI presses and CTP devices. Presstek's Dimension CTP systems incorporate the ProFire(R) system and use our chemistry-free printing plates, Applause(R) and Anthem(R).

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

We generate revenue through four main sources: the sale of our equipment, including DI presses, CTP devices, and imaging kits incorporated by leading press manufacturers into direct imaging presses for the graphic arts industry; the sale of high-powered laser diodes for the industrial and defense industries; the sale of our proprietary consumables; and license agreements with manufacturers that incorporate our technology into their products. Our business strategy is centered on maximizing the sale of consumable products, and therefore our business efforts focus on the sale of "consumable burning engines" such as our DI presses and CTP devices. We rely on partnerships with press manufacturers such as Ryobi Limited ("Ryobi"), Heidelberg and Koenig & Bauer, AG ("KBA") to manufacture presses that use our proprietary consumables. We also rely on distribution partners, such as Kodak Polychrome Graphics ("KPG") to sell and distribute press and CTP systems and the related proprietary consumable products.

Historically we have been reliant on Heidelberg for a material share of our revenue. In fiscal 2002, we initiated a process to evaluate our resources and strategically re-focus the business. During this re-alignment, we concluded that we needed to reposition and rescale our resources, and implemented cost savings programs in fiscal 2002 and 2003 to return to profitability. We expanded our strategic relationships with other press manufacturers and distributors such as Ryobi, KBA, and KPG to develop and distribute presses that incorporate our imaging technology and use our proprietary consumables, so as to lessen our reliance on any one partner. We are working with other CTP manufacturers to qualify our consumables on their systems. We believe this shift in strategy fundamentally enhances Presstek's ability to expand and control its business. In the first six months of 2004, we've continued the growth of our new technology business, which consists of all business other than the Quickmaster DI platform products, and are focused on expanding our digital product and services offerings.

We have recently pursued strategic acquisitions that are designed, in part, to improve the manufacturing and distribution capabilities of the Company, and to enhance the Company's over-all position within the graphic arts industry. Generally, our strategy is to identify candidates for acquisition that will meet these goals as well as being accretive within the first twelve months following the acquisition, and for which we have the capacity to effectively manage.

Recently, we announced two such acquisitions: Precision, of South Hadley, Massachusetts and A.B. Dick, of Niles Illinois.

RESULTS OF OPERATIONS

REVENUE

Revenue for the second quarter and first six months of fiscal 2004 of $22.7 million and $46.0 million, respectively, consisted of product sales, customer support revenue, royalties and license fees. Revenue for the second quarter and first six months of fiscal 2004 increased $178,000 or 1% and $1.1 million or 2%, respectively, as compared to $22.5 million and $45.0 million for the second quarter and first six months of fiscal 2003.

Product sales for the Digital Imaging Products segment, which includes the sale of equipment and spare parts, consumables and customer support services, were $22.0 million for the second quarter of fiscal 2004, an increase of $301,000 or 1% as compared to $21.7 million for the comparable period in fiscal 2003. This increase was due primarily to volume increases in consumable sales of $573,000, offset by volume decreases in equipment sales of $84,000, as well as a decrease of $188,000 in customer support revenue.

Equipment sales were $7.6 million for the second quarter of fiscal 2004, a decrease of $84,000, or 1% as compared to the second quarter of fiscal 2003. This decrease was primarily due to volume and price decreases of approximately $1.0 million and $167,000 respectively, in sales of press products, partially offset by volume increases in sales of our CTP Dimension platesetter and spare parts of $1.9 million less price decreases of $645,000.

Consumable sales were $14.1 million for the second quarter of fiscal 2004, an increase of $573,000, or 4%, as compared to $13.6 million for the second quarter of fiscal 2003. Sales of our new technology consumables in the second quarter of fiscal 2004 increased $2.6 million as compared to the second quarter of fiscal 2003, primarily as a result of the increase in the installed base of new technology equipment using our proprietary consumable. Partially offsetting the increase in new technology consumable sales was a volume decrease of $1.7 million in sales of consumables used on the Quickmaster DI press platform. Price decreases as a result of our OEM agreements with Heidelberg and Heidelberg USA also reduced revenue by approximately $262,000.

Product sales for the Digital Imaging Products segment were $44.6 million for the first six months of fiscal 2004, an increase of $1.9 million or 4% as compared to $42.7 million for the comparable period in fiscal 2003. This was due primarily to volume increases in equipment sales of approximately $2.1 million, offset by decreases of $199,000 in customer support services and $76,000 in consumable sales.

Equipment sales were $16.7 million for the first six months of fiscal 2004, an increase of $2.1 million, or 15% as compared to $14.5 million for the comparable period in fiscal 2003. This increase relates primarily to volume increases of approximately $377,000 in sales of press products and $5.1 million in sales of CTP Dimensions and spare parts, offset in part by volume decreases of approximately $2.0 million in sales of direct imaging systems for use in the Quickmaster DI and $1.4 million in CTP sales.

Consumable sales were $27.1 million for the first six months of fiscal 2004, an increase of $76,000. or less than 1%, as compared to $27.2 million for the first six months of fiscal 2003. Sales of our new technology consumables in the first six months of fiscal 2004 increased $4.6 million as compared to the comparable period in fiscal 2003, primarily as a result of the increase in the installed base of new technology equipment using our proprietary consumable. Offsetting the increase in new technology consumable sales was a volume decrease of $4.1 million in sales of consumables used on the Quickmaster DI press platform. Price decreases as a result of our OEM agreements with Heidelberg and Heidelberg USA also reduced revenue by approximately $507,000.

Consumable and equipment sales under our agreements with Heidelberg and its distributors of $3.1 million and $6.2 million for the second quarter and first six months of fiscal 2004 decreased $1.1 million or 26% and $5.2 million or 46%, respectively, as compared to $3.6 million and $11.4 million in the comparable periods in fiscal 2003.

Customer support revenue decreased by $188,000 and $199,000 for the second quarter and first six months of fiscal 2004, respectively, primarily as a result of outsourcing these services to a third party.

Royalties and fees from licensees for the second quarter of fiscal 2004 were $112,000, a decrease of $364,000 or 76%, as compared to $476,000 for the comparable period in fiscal 2003. This decrease relates primarily to a reduction in fees generated from our distribution agreement with Xerox. Royalties and fees from licensees for the first six months of fiscal 2004 were $313,000, a decrease of $1.3 million or 81%, as compared to $1.6 million for the comparable period in fiscal 2003. This decrease relates primarily to a reduction in fees generated from our distribution agreement with Xerox, as well as a decrease in royalties as a result of decreased shipments to Heidelberg of direct imaging kits used in the Quickmaster DI. Heidelberg has indicated that as a result of the global economic slowdown, it has an inventory of direct imaging kits on hand to support its production requirements. We currently believe that orders for direct imaging kits will resume sometime in late fiscal 2004, however, there can be no assurance that any orders will be received.

Revenue from Heidelberg represented 14% of total revenue for the second quarter and first six months of fiscal 2004, as compared to 16% and 25% of total revenue for the comparable periods in fiscal 2003, respectively.

In July 2003, we entered into a global OEM consumable supply agreement with Heidelberg, which includes a separate agreement with Heidelberg USA that provided us with certain preferred supplier rights, which vary based on territory, time period and sales volume. Under the terms of the OEM agreements, which include minimum volume commitments from Heidelberg and Heidelberg USA, we manufacture and supply Heidelberg branded consumable plate products for the Heidelberg Quickmaster DI press. Shipments to Heidelberg of the branded consumable product began in August 2003. In June 2004, Heidelberg USA notified us of their intention to terminate the OEM consumable supply agreement, effective December 31, 2004. The action taken by Heidelberg USA will affect the minimum purchase requirements for the branded product covered by these agreements, although branded product may still be available to Heidelberg USA. The company also has an alternative Presstek branded product for Heidelberg Quickmaster DI customers available through other distribution channels. This action by Heidelberg USA does not affect our agreement with Heidelberg.

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

Product sales to external customers for the Lasertel segment, including the sale of products for defense industry applications, were $573,000 and $1.1 million for the second quarter and first six months of fiscal 2004, respectively, an increase of $245,000 or 75% and $510,000 or 85%, as compared to $328,000 and $603,000 for the comparable periods in fiscal 2003, respectively.

COST OF PRODUCTS SOLD

Cost of products sold consists of the cost of material, labor and overhead, shipping and handling costs and warranty expenses.

Cost of products sold for the Digital Imaging Products segment was $12.6 million or 57% of revenue for the second quarter of fiscal 2004, an increase of $327,000 or 3%, as compared to $12.2 million or 55% of revenue, for the comparable period in fiscal 2003. Cost of products sold was $25.8 million or 58% of revenue for the first six months of fiscal 2004, an increase of $1.4 million or 6%, as compared to $24.5 million or 55% of revenue, for the comparable period in fiscal 2003. These increases relate primarily to the increase in production costs driven by increased product sales.

Gross margin as a percentage of total revenue for the Digital Imaging Products segment was 43% and 42%, respectively, for the second quarter and first six months of fiscal 2004, as compared to 45% for each of the second quarter and first six months of fiscal 2003. The decrease in gross margin for the second quarter and first six months of fiscal 2004 was primarily the result of the reduction in sales of direct imaging systems to Heidelberg for use in the Quickmaster DI, price reductions related to consumables used in the Quickmaster DI, and product mix.

Cost of products sold for the Lasertel segment was $1.0 million for the second quarter of fiscal 2004, an increase of approximately $334,000 or 51%, as compared to $653,000 for the comparable period in fiscal 2003. Cost of products sold for the Lasertel segment was $2.3 million for the first six months of fiscal 2004, an increase of approximately $871,000 or 63%, as compared to $1.4 million for the comparable period in fiscal 2003. This increase relates primarily to lower absorption of labor and overhead costs as a result of inventory reductions in the first quarter of fiscal 2004. The cost of products sold for the Lasertel segment is comprised of the cost of material, direct labor and manufacturing overhead associated with the production of laser diodes for both Presstek and external customers. As the Lasertel factory is operating at approximately 30% capacity, the unabsorbed manufacturing overhead associated with the low production level of these diodes is higher. Lasertel margins would be expected to improve if more production overhead is absorbed by higher sales volume, either to Presstek or external customers.

RESEARCH AND PRODUCT DEVELOPMENT

Research and product development expenses consist primarily of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment, consumables and high-powered laser diode product development efforts.

Research and product development expenses for the Digital Imaging Products segment were $1.5 million or 7% of revenue, for the second quarter of fiscal 2004, a decrease of $87,000 or 5%, as compared to $1.6 million or 7% of revenue for the comparable period in fiscal 2003. This decrease relates primarily to reduced expenses related to salaries and benefits as a result of headcount reductions in the second quarter of 2003.

Research and product development expenses for the Digital Imaging Products segment were $3.0 million or 7% of revenue for the first six months of fiscal 2004, a decrease of $258,000 as compared to $3.3 million or 7% of revenue for the comparable period in fiscal 2003. This decrease relates primarily to reduced expenses for salaries and benefits totaling approximately $597,000 as a result of headcount reductions in the second quarter of 2003. This decrease was offset in part by increased spending for parts and supplies approximating $260,000 for development efforts related to the SureFire imaging technology introduced in May 2004 at the Drupa trade show.

Research and product development expenses for the Lasertel segment were $107,000 for the second quarter of fiscal 2004, a decrease of $142,000, as compared to $249,000 for the comparable period in fiscal 2003. This decrease consists primarily of a decrease in spending for parts and supplies and professional services approximating $100,000 related to Lasertel's research and product development activities.

Research and product development expenses for the Lasertel segment were $274,000, for the first six months of fiscal 2004, a decrease of $245,000, as compared to $519,000 for the comparable period in fiscal 2003. This decrease consists primarily of a decrease in spending for parts and supplies and professional services approximating $150,000 related to Lasertel's research and product development activities, as well as a decrease in spending for salaries and benefits related to headcount reductions in the second quarter of fiscal 2003.

SALES, MARKETING AND CUSTOMER SUPPORT

Sales, marketing and customer support expenses consist primarily of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs related to our sales, marketing and customer support activities.

Sales, marketing and customer support expenses for the Digital Imaging Products segment were $3.6 million or 16% of revenue, for the second quarter of fiscal 2004, an increase of $670,000, as compared to $3.0 million or 13% of revenue for the comparable period in fiscal 2003. This increase relates primarily to increased spending for trade show related travel and expenses of $450,000 as a result of our attendance at the Drupa trade show held in May 2004. Additionally, salaries and benefits increased approximately $260,000 as a result of an increase in headcount.

Sales, marketing and customer support expenses for the Digital Imaging Products segment were $6.7 million or 15% of revenue, for the first six months of fiscal 2004, an increase of $911,000, as compared to $5.7 million or 13% of revenue for the comparable period in fiscal 2003. This increase relates primarily to increased spending for trade show related travel and expenses approximating $450,000, as a result of our attendance at the Drupa trade show held in May 2004. Additionally, salaries and benefits increased approximately $271,000 as a result of an increase in headcount, as well as, an increase of $251,000 to support promotional activities directed at product distribution.

Sales and marketing expenses for the Lasertel segment were $122,000 and $233,000 for the second quarter and first six months of fiscal 2004, respectively, an increase of $17,000 and $60,000, as compared to $105,000 and $173,000 for the comparable periods in fiscal 2003, respectively. These increases relate primarily to increased travel expenses as a result of trade show attendance.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of payroll and related expenses for personnel, and contracted professional services necessary to conduct our finance, information systems, human resources and administrative activities.

General and administrative expenses for the Digital Imaging Products segment were $2.1 million or 9% of revenue, for the second quarter of fiscal 2004, an increase of $83,000, as compared to $2.0 million or 9% of revenue for the comparable period in fiscal 2003. This increase relates primarily to increased spending for professional and contractor fees totaling approximately $230,000, offset by approximately $113,000 in a reduction of bad debt expense.

General and administrative expenses for the Digital Imaging Products segment were $4.1 million or 9% of revenue, for the first six months of fiscal 2004, a decrease of $357,000, as compared to $4.4 million or 10% of revenue for the comparable period in fiscal 2003. This decrease relates primarily to a reduction in bad debt expense of approximately $400,000, as well as decreased expenses related to salaries and benefits of $207,000 as a result of headcount reductions. These decreases were offset in part by increased spending related to professional services of $184,000.

In connection with the proposed acquisition of A.B.Dick, the Company has incurred approximately $1.2 million in costs for legal and advisory services. These costs are currently included in other assets, and will be added to the purchase price if the Company's bid is successful, or expensed to general and administrative expenses if the acquisition is not completed.

General and administrative expenses for the Lasertel segment were $178,000 and $420,000, for the second quarter and first six months of fiscal 2004, respectively, a decrease of $60,000 and $96,000, as compared to $238,000 and $516,000, for the comparable periods in fiscal 2003, respectively. These decreases relate primarily to a decrease in salaries and benefits as a result of lower head count.

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

In the first quarter of fiscal 2004, the Company reversed $296,000 in excess special charges related to severance and fringe benefits accrued in fiscal 2003 and 2002.

OTHER INCOME (EXPENSE), NET

Other income (expense), net consists primarily of interest income and expense, and other miscellaneous income (expense).

Interest income was $97,000 for the second quarter of fiscal 2004, an increase of $18,000, as compared to $79,000 for the comparable period in fiscal 2003, as a result of higher cash balances available for investment. Interest expense was $104,000 for the second quarter of fiscal 2004, a decrease of $94,000, as compared to $198,000 for the comparable period in fiscal 2003, as a result of lower average debt balances and lower interest rates on borrowings. Other expense, net was a loss of $54,000 for the second quarter of fiscal 2004, an increased loss of $74,000, as compared to a gain of $20,000 for the comparable period in fiscal 2003. This loss is mainly comprised of losses incurred for foreign currency conversion on our accounts receivable balance.

Interest income was $191,000 for the first six months of fiscal 2004, an increase of $40,000, as compared to $151,000 for the comparable period in fiscal 2003, as a result of higher cash balances available for investment. Interest expense was $213,000 for the first six months of fiscal 2004, a decrease of $210,000, as compared to $423,000 for the comparable period in fiscal 2003, as a result of lower average debt balances and lower interest rates on borrowings. Other expense, net was a loss of $136,000 for the first six months of fiscal 2004, an increased loss of $157,000, as compared to a gain of $21,000 for the comparable period in fiscal 2003. This loss is mainly comprised of losses incurred for foreign currency conversion on our accounts receivable balance.

PROVISION FOR INCOME TAXES

We did not record a provision for federal or state income taxes for the second quarter and first six months of fiscal 2004, as a result of the utilization of federal and state net operating loss carryforwards, and the utilization of state tax credits. We did not record a provision for federal or state income taxes for the second quarter and first six months of fiscal 2003 as a result of the utilization of federal and state net operating loss carryforwards.

Although we recorded profits in the second quarter and first six months of fiscal 2004 and 2003, we are applying a full valuation allowance on our net deferred tax assets, as we have incurred significant losses in prior years. We will continue to assess our expected future results and review our deferred tax position in each interim and fiscal period.

NET INCOME

As a result of the foregoing, we had net income of $1.4 million and $3.3 million for the second quarter and first six months of fiscal 2004, as compared to net income of $1.8 million and $3.6 million for the second quarter and first six months of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings. At July 3, 2004, we had cash and cash equivalents of $34.2 million and working capital of $50.8 million as compared to cash and cash equivalents of $28.2 million and working capital of $42.5 million at January 3, 2004. The increase in cash and cash equivalents of $6.0 million for the first six months fiscal 2004 was primarily due to net cash provided by operating activities of $4.9 million and financing activities of $1.7 million, offset by $588,000 in cash used in investing activities.

Net cash provided by operating activities was $4.9 million for the first six months of fiscal 2004, as compared to $7.6 million for the first six months of fiscal 2003. The primary sources of cash from operating activities were net income of $3.3 million, non-cash charges of depreciation, amortization and other charges of $4.7 million, and a decrease in working capital and non-current assets of $3.1 million. Net cash provided by operating activities decreased $2.8 million for the first six months of fiscal 2004 as compared to the first six months of 2003, primarily as a result of the reduction in non-cash charges for depreciation, amortization and other charges of $2.0 million, and a decrease in net income of $300,000 as well as a decrease in working capital of $500,000.

Net cash used in investing activities was $588,000 for the first six months of fiscal 2004 as compared to $697,000 for the first six months of fiscal 2003, and consisted primarily of additions to property, plant and equipment used in the business.

Net cash provided by financing activities was $1.7 million for the first six months of fiscal 2004, as compared to $1.4 million used by financing activities in the first six months of fiscal 2003, and consisted primarily of cash received from the exercise of stock options in the amount of $2.8 million, offset by payments on term loans of $1.1 million. Net cash provided by financing activities increased $3.2 million for the first six months of fiscal 2004 as compared to the first six months of 2003, primarily as a result of the increase in cash received from the exercise of stock options of $2.8 million, and the reduction in debt repayments of $500,000.

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

The Revolver is a five-year loan, expiring in September 2010, under which we may borrow a maximum of $35.0 million, reduced by the amount of all letters of credit outstanding. Advances under the Revolver may be used to finance working capital requirements, capital expenditures, and future acquisitions as permitted under the loan agreement. At July 3, 2004, we had $30.5 million available under the revolving line of credit loan, reduced by $4.5 million outstanding under standby letters of credit.

The Term Loan is a five-year loan in the amount of $15.0 million. Under the Term Loan, principal and interest payments are due in nineteen quarterly installments of $535,714 plus interest, with a final payment of all remaining principal and accrued and unpaid interest due on September 30, 2008. At July 3, 2004, the effective interest rate was 2.86%. Proceeds from the Term Loan were used to re-finance all debt outstanding under our previous credit facilities.

Under the terms of the Revolver and Term Loan, we are required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA and minimum fixed charge coverage covenants. As of July 3, 2004, we were in compliance with all financial covenants.

On July 13, 2004, we entered into an asset purchase agreement with A.B.Dick Company under which we agreed to acquire the business and assets of A.B.Dick through a U.S. Bankruptcy Code section 363 asset sale. A.B.Dick manufactures and markets equipment and supplies for the graphic arts and printing industries, and provides continuing service and support. A.B.Dick filed for Chapter 11 bankruptcy protection on July 13, 2004. The transaction, valued at approximately $40 million, is subject to Bankruptcy Court approval. We also have an agreement with Key Corporate Capital, Inc., A.B.Dick's current lender, to provide $7 million in debtor-in-possession financing to fund A.B.Dick's post-petition operating expenses and to meet supplier and employee commitments through the completion of the sale proceedings, which are anticipated to be completed in the fourth quarter of 2004. Currently there is a motion pending before the Bankruptcy court to approve the terms of the Company's proposed asset purchase agreement with A.B.Dick, however there may be other potential competing bidders. Though the Company is unaware of any potential competing bidders, it is possible that stakeholders in the bankruptcy process may actively solicit competing bidders. In connection with the acquisition, we have incurred approximately $1.2 million in costs for legal and advisory services. These costs are currently included in other current assets, and will be added to the purchase price if the Company's bid is successful, or expensed if the acquisition is not completed.

On July 30, 2004, we acquired the stock of Precision Lithograining Corporation and its affiliated company SDK Realty Corp., ("Precision") of South Hadley, Massachusetts, an independent plate manufacturer, for approximately $12.3 million in cash. Precision provides Anthem and Freedom printing plates to us, and is also a provider of other conventional and digital printing plates for both web and sheet-fed printing applications.

In connection with the acquisitions, we received a commitment from Citizens Bank New Hampshire, KeyBank, and BankNorth for $80.0 million in Senior Secured Credit Facilities (the "Facilities") to replace the Company's existing credit facilities. The proposed terms of the Facilities include a $35.0 million five year secured Term Loan and a $45.0 million five year secured Revolving Line of Credit (the "Revolver"). The Term Loan would be used to refinance bank debt, and to partially finance the acquisition of A.B.Dick. The Revolver would be used for working capital requirements, capital expenditures, acquisitions, and general corporate purposes. The interest rate would range from Prime to Prime plus 1.25%, or from LIBOR plus 1.25% to LIBOR plus 3.5%, based on certain financial covenants.

We have future contractual payment obligations through 2010 that primarily relate to debt, acquisition and financing and royalty obligations, executive contractual obligations and operating leases. The following tables represent our future commitments at July 3, 2004 and January 3, 2004:

AS OF JULY 3, 2004                                   LESS THAN      ONE TO       THREE TO    MORE THAN
(IN THOUSANDS)                            TOTAL       ONE YEAR    THREE YEARS   FIVE YEARS   FIVE YEARS
-------------------------------------------------------------------------------------------------------
Credit facilities                     $    13,393   $     2,143   $     6,429   $    4,821   $      --
Acquisition commitment                     12,300        12,300           --           --           --
Royalty obligation                         10,767         1,200         9,567          --           --
Financing commitment                        7,000         7,000           --           --           --
Executive contractual obligations           2,383           722         1,661          --           --
Operating leases                              196            63           133          --           --
-------------------------------------------------------------------------------------------------------
  Total contractual obligations       $    46,039   $    23,428   $    17,790   $    4,821   $      --
=======================================================================================================


AS OF JANUARY 3, 2004                                LESS THAN      ONE TO       THREE TO    MORE THAN
(IN THOUSANDS)                            TOTAL       ONE YEAR    THREE YEARS   FIVE YEARS   FIVE YEARS
-------------------------------------------------------------------------------------------------------

Credit facilities                     $    14,464   $     2,143   $     6,429   $    5,892   $      --
Royalty obligation                         11,147         1,200         9,947          --           --
Executive contractual obligations           2,999         1,338         1,661          --           --
Operating leases                              186           107            79          --           --
-------------------------------------------------------------------------------------------------------

  Total contractual obligations       $    28,796   $     4,788   $    18,116   $    5,892   $      --
=======================================================================================================

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

We have some exposure to foreign currency exchange rate risk as a limited number of our sales and purchase transactions are denominated in the European euro and the Japanese yen. In addition, some of our customers and strategic partners are not located in the United States, and are themselves subject to fluctuations in foreign exchange rates. If the home country currency of these customers and strategic partners were to decrease in value relative to the United States dollar, their ability to purchase and/or market our products could be adversely affected and our products may become less competitive to them. This may have an adverse impact on our business. Likewise, some of our suppliers are not located in the United States and thus, such suppliers are subject to foreign exchange rate risks in transactions with us. Decreases in the value of their home, country currency versus that of the United States dollar could cause fluctuations in supply pricing which could have an adverse effect on our business.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of July 3, 2004, we have, under the supervision and with the participation of the Presstek's management, including its Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Presstek's disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Presstek's Chief Executive Officer and Chief Financial Officer concluded that, as of the July 3, 2004 Presstek's disclosure controls and procedures are effective in ensuring that material information relating to Presstek (including its consolidated subsidiaries) required to be disclosed by Presstek in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to Presstek's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There were no changes in Presstek's internal controls or in other factors that could significantly affect Presstek's controls in the quarter ended July 3, 2004 that has materially affected, or is reasonably likely to affect our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a) On June 8, 2004, the Company held its Annual Meeting of Stockholders.
(b) Not Applicable.
(c) At such meeting, the stockholders of the Company voted:

(1) To elect seven (7) Directors to serve for the ensuing year. The votes cast were as follows:

                                     Votes     Votes                   Broker
     Nominees          Votes For    Against   Withheld    Abstained   Non Votes
--------------------- ------------ --------- ----------- ----------- -----------
Edward J. Marino       27,107,207     N/A     3,047,491      N/A         N/A
John W. Dreyer         29,588,430     N/A       566,268      N/A         N/A
Daniel S. Ebenstein    27,306,971     N/A     2,847,727      N/A         N/A
Dr. Lawrence Howard    26,625,215     N/A     3,529,483      N/A         N/A
Michael D. Moffitt     27,469,208     N/A     2,685,490      N/A         N/A
Stephen N. Rappaport   29,675,760     N/A       478,938      N/A         N/A
Donald C. Waite, III   29,687,776     N/A       475,922      N/A         N/A

(2) To ratify the selection of BDO Seidman, LLP, as the Company's independent auditors for the fiscal year ending January 1, 2005. The votes cast were as follows:

                                     Votes     Votes                   Broker
                       Votes For    Against   Withheld    Abstained   Non Votes
                      ------------ --------- ----------- ----------- -----------
                       29,618,531   273,248      N/A       262,919       N/A

(d) Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     31.1 Certification of Chief Executive Officer pursuant to Rule 13a-4(a) of the Exchange Act (furnished herewith).

     31.2 Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-4(a) of the Exchange Act (furnished herewith).

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(b) Reports on Form 8-K


     A Form 8-K was filed on June 3, 2004 furnishing information pursuant to
     Item 5 relating to the press release of Presstek dated June 3, 2004 announcing that it had signed an agreement to acquire Precision Lithograining Corporation in a cash transaction valued at approximately $13 million.

     A Form 8-K was filed on July 13, 2004 furnishing information pursuant to
     Item 5 relating to the press release of Presstek dated July 13, 2004 announcing that it entered into an asset purchase agreement with A.B. Dick Company under which we agreed to acquire the buisiness and assets of A.B Dick through a U.S. Bankruptcy Code Section 363 asset sale.

     A Form 8-K was filed on April 29, 2004 furnishing information pursuant to
     Item 9 and 12 relating to the press release of Presstek, Inc., dated April 29, 2004 reporting Presstek Inc.'s financial results for the fiscal quarter ended April 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PRESSTEK, INC.
                                       (Registrant)


Date: August 12, 2004                  /s/ Edward J. Marino
                                       ----------------------------------------
                                       By: Edward J. Marino
                                       President and Chief Executive Officer
                                       (Principal Executive and Duly Authorized
                                        Officer)


Date: August 12, 2004                  /s/ Moosa E. Moosa
                                       ----------------------------------------
                                       By: Moosa E. Moosa
                                       Vice President - Finance,
                                       Chief Financial Officer, Treasurer and
                                       Secretary (Principal Financial and
                                       Accounting Officer)

EXHIBIT INDEX

   No.    Description
   ---    -----------

  31.1 Certification of Chief Executive Officer pursuant to Rule 13a-4(a) of the Exchange Act (furnished herewith).

  31.2 Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a- 4(a) of the Exchange Act (furnished herewith).

  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

  32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).