Form 10-Q
period 2004-10-02
PRESSTEK INC /DE/
filed 2004-11-12
CIK 846876

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 2, 2004

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


              55 EXECUTIVE DRIVE, HUDSON, NEW HAMPSHIRE 03051-4903
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)


Registrant's telephone number, including area code:             (603) 595-7000
                                                              ------------------


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

As of November 5, 2004, there were 34,831,786 shares of the registrant's common stock, $.01 par value per share, outstanding.

================================================================================

PRESSTEK, INC.

INDEX




PART I   FINANCIAL INFORMATION                                             PAGE

         Item 1.   Financial Statements

                   Balance Sheets as of October 2, 2004 (unaudited) and
                   January 3, 2004 ........................................... 3

                   Statements of Operations for the three and nine months ended October 2, 2004 and September 27, 2003 (unaudited)... 4

                   Statements of Cash Flows for the nine months ended
                   October 2, 2004 and September 27, 2003 (unaudited) ........ 5

                   Notes to Financial Statements (unaudited) ................. 6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations .......................14

         Item 3.   Quantitative and Qualitative Disclosures About
                   Market Risk ...............................................25

         Item 4.   Controls and Procedures ...................................25




PART II  OTHER INFORMATION

         Item 1.   Legal Proceedings .........................................26

         Item 6.   Exhibits ..................................................26



Signatures ...................................................................27

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PRESSTEK, INC.                                                             OCTOBER 2,      January 3,
BALANCE SHEETS                                                                2004            2004
(IN THOUSANDS, EXCEPT SHARE DATA)                                          (UNAUDITED)
-----------------------------------------------------------------------   ------------    ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                               $     16,758    $     28,196
  Accounts receivable, net of allowance for losses of $2,985
     and $1,892, in fiscal 2004 and 2003, respectively                          21,249          14,922
  Inventories                                                                   21,099          12,354
  Other current assets                                                           1,468             836
-----------------------------------------------------------------------   ------------    ------------
        Total current assets                                                    60,574          56,308
-----------------------------------------------------------------------   ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                              46,991          45,732

OTHER ASSETS:
  Goodwill                                                                       4,629              --
  Patent application costs and license rights, net                               2,866           3,419
  Other intangibles, net                                                         1,392              --
  Other assets                                                                   5,907           1,069
-----------------------------------------------------------------------   ------------    ------------
        Total other assets                                                      14,794           4,488
-----------------------------------------------------------------------   ------------    ------------

               TOTAL                                                      $    122,359    $    106,528
=======================================================================   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                       $      3,750    $      2,143
  Accounts payable                                                              11,800           4,750
  Accrued expenses                                                               7,464           7,131
-----------------------------------------------------------------------   ------------    ------------
        Total current liabilities                                               23,014          14,024
-----------------------------------------------------------------------   ------------    ------------

LONG-TERM DEBT, NET OF CURRENT PORTION                                           9,107          12,321

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
     1,000,000 shares; no shares issued or outstanding                              --              --
  Common stock, $.01 par value; authorized 75,000,000 shares;
     issued and outstanding 34,755,361 shares at
     October 2, 2004; 34,202,175 shares at January 3, 2004                         348             342
  Additional paid-in capital                                                   101,765          97,769
  Comprehensive loss                                                               (47)            (47)
  Accumulated deficit                                                          (11,828)        (17,881)
-----------------------------------------------------------------------   ------------    ------------
        Total stockholders' equity                                              90,238          80,183
-----------------------------------------------------------------------   ------------    ------------

               TOTAL                                                      $    122,359    $    106,528
=======================================================================   ============    ============

See accompanying notes to financial statements

PRESSTEK, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)                           THREE MONTHS ENDED             NINE MONTHS ENDED
--------------------------------------------------------   ---------------------------    ----------------------------
                                                            OCTOBER 2,    September 27,    OCTOBER 2,     September 27,
                                                               2004           2003            2004            2003
--------------------------------------------------------   ------------   ------------    ------------    ------------
REVENUE:
  Product sales                                            $     29,639   $     19,266    $     75,337    $     62,598
  Royalties and fees from licensees                                 111            492             424           2,121
--------------------------------------------------------   ------------   ------------    ------------    ------------
     Total revenue                                               29,750         19,758          75,761          64,719
--------------------------------------------------------   ------------   ------------    ------------    ------------

COSTS AND EXPENSES:
  Cost of products sold                                          19,747         12,105          47,832          37,947
  Research and product development                                1,265          1,667           4,586           5,491
  Sales, marketing and customer support                           3,423          2,857          10,308           8,771
  General and administrative                                      2,534          2,100           7,046           7,065
  Special charges and (credits)                                      --             --            (296)            550
--------------------------------------------------------   ------------   ------------    ------------    ------------
     Total costs and expenses                                    26,969         18,729          69,476          59,824
--------------------------------------------------------   ------------   ------------    ------------    ------------
INCOME FROM OPERATIONS                                            2,781          1,029           6,285           4,895

OTHER INCOME (EXPENSE), NET:
  Interest income                                                    80             82             271             233
  Interest expense                                                 (107)          (179)           (320)           (602)
  Other income (expense), net                                       (47)            76            (183)             97
--------------------------------------------------------   ------------   ------------    ------------    ------------
     Total other expense, net                                       (74)           (21)           (232)           (272)
--------------------------------------------------------   ------------   ------------    ------------    ------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES             2,707          1,008           6,053           4,623
PROVISION FOR INCOME TAXES                                           --             --              --              --
--------------------------------------------------------   ------------   ------------    ------------    ------------
INCOME FROM CONTINUING OPERATIONS                                 2,707          1,008           6,053           4,623
--------------------------------------------------------   ------------   ------------    ------------    ------------
DISCONTINUED OPERATIONS:
  Income from discontinued operations                                --          1,429              --           1,429
--------------------------------------------------------   ------------   ------------    ------------    ------------
NET INCOME                                                 $      2,707   $      2,437    $      6,053    $      6,052
========================================================   ============   ============    ============    ============

EARNINGS PER SHARE - BASIC:
  From continuing operations                               $       0.08   $       0.03    $       0.18    $       0.14
========================================================   ============   ============    ============    ============
  From discontinued operations                             $       0.00   $       0.04    $       0.00    $       0.04
========================================================   ============   ============    ============    ============
EARNINGS PER SHARE - BASIC                                 $       0.08   $       0.07    $       0.18    $       0.18
========================================================   ============   ============    ============    ============

EARNINGS PER SHARE - DILUTED:
  From continuing operations                               $       0.08   $       0.03    $       0.17    $       0.13
========================================================   ============   ============    ============    ============
  From discontinued operations                             $       0.00   $       0.04    $       0.00    $       0.04
========================================================   ============   ============    ============    ============
EARNINGS PER SHARE - DILUTED                               $       0.08   $       0.07    $       0.17    $       0.17
========================================================   ============   ============    ============    ============

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING - BASIC                                34,688         34,177          34,464          34,158
========================================================   ============   ============    ============    ============
WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING - DILUTED                              35,336         34,625          35,285          34,329
========================================================   ============   ============    ============    ============

See accompanying notes to financial statements

PRESSTEK, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
                                                                     OCTOBER 2,     September 27,
FOR THE NINE MONTHS ENDED                                               2004            2003
------------------------------------------------------------------  ------------    ------------
CASH FLOWS - OPERATING ACTIVITIES:

  Net Income                                                        $      6,053    $      6,052
     Less income from discontinued operations                                 --          (1,429)
     Income from continuing operations                                     6,053           4,623
     Adjustments to reconcile net income to net cash provided
     by operating  activities:
        Special charges and discontinued programs                           (296)            550
        Depreciation and amortization                                      6,423           6,618
        Provision for warranty and other costs                             1,034           1,336
        Provision for losses on accounts receivable                        1,135           1,077
     Changes in operating assets and liabilities, net of
     acquisition:
        Accounts receivable                                               (4,707)           (681)
        Inventories                                                       (5,339)           (181)
        Other current assets                                                (404)           (667)
        Accounts payable                                                   3,148             941
        Accrued expenses                                                  (1,283)         (1,249)
        Other                                                             (1,901)           (192)
------------------------------------------------------------------  ------------    ------------
  Net cash provided by operating activities                                3,863          12,175
------------------------------------------------------------------  ------------    ------------

CASH FLOWS - INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                           (1,061)         (1,005)
     Cash paid for the purchase of Precision Lithograining
        Corporation, net of cash acquired                                (13,310)             --
     Cash advanced under debtor-in-possession financing agreement         (3,325)             --
------------------------------------------------------------------  ------------    ------------
  Net cash used in investing activities                                  (17,696)         (1,005)
------------------------------------------------------------------  ------------    ------------

CASH FLOWS - FINANCING ACTIVITIES:
     Net proceeds from the issuance of common stock                        4,002             266
     Repayment of term loan                                               (1,607)           (901)
     Repayment of lease line of credit                                        --          (1,441)
------------------------------------------------------------------  ------------    ------------
  Net cash provided by (used in) financing activities                      2,395          (2,076)
------------------------------------------------------------------  ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (11,438)          9,094
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                             28,196          17,563
------------------------------------------------------------------  ------------    ------------
CASH AND CASH EQUIVALENTS END OF PERIOD                             $     16,758    $     26,657
==================================================================  ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest                                                       $        320    $        602
==================================================================  ============    ============

     Income taxes                                                   $         --    $         --
==================================================================  ============    ============

See accompanying notes to financial statements

PRESSTEK, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
OCTOBER 2, 2004

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------------

NATURE OF BUSINESS - Presstek, Inc. ("Presstek", or "the Company") is a manufacturer, developer and marketer of digital laser imaging and chemistry-free plate technologies for the printing and graphic arts industries. Presstek's products and applications incorporate its patented direct imaging ("DI(R)"), technologies and consumables for computer-to-plate, ("CTP") and direct-to-press applications. The Company's Lasertel, Inc. subsidiary, ("Lasertel") is engaged in the manufacture and development of high-powered laser diodes for the Company and external customers. The Company's Precision Lithograining Corporation subsidiary ("Precision") is primarily engaged in the manufacture and development of conventional and digital printing plates.

The Company operates in three reportable segments, the Digital Imaging Products segment, the Lasertel segment and the Precision segment. The Digital Imaging Products segment is primarily engaged in the development, manufacture and sale of patented digital imaging systems and printing plate technologies for CTP and direct-to-press applications. The Lasertel segment is primarily engaged in the manufacture and development of high-powered laser diodes for Presstek and other customers. The Precision segment which was acquired on July 30, 2004, is primarily engaged in the manufacture and development of conventional and digital printing plates. See Note 2.

BASIS OF PRESENTATION - The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company's audited financial statements and related notes thereto for the fiscal year ended January 3, 2004. The year-end information has been derived directly from the annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring. Operating results for the three and nine months ended October 2, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2005.

FISCAL YEAR - The Company operates and reports on a 52 or 53-week fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements include the thirteen-week periods ended October 2, 2004 ("the third quarter of fiscal 2004") and September 27, 2003 ("the third quarter of fiscal 2003"), and the thirty-nine week periods ended October 2, 2004 ("the first nine months of fiscal 2004"), and September 27, 2003 ("the first nine months of fiscal 2003").

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

The Company records revenue for product sales net of estimated returns, which are adjusted periodically, based upon historical rates of return. Equipment revenue and any related royalties for products sold to original equipment manufacturers is recognized at the time of shipment. Contracts with OEM's do not include price protection or product return rights. Revenue for equipment sold to distributors, whereby the distributor is responsible for installation, is recognized at shipment. Revenue for equipment sold to distributors whereby the Company is responsible for installation, for which the installation is not deemed inconsequential, is recognized upon completion of installation and customer acceptance. Contracts with distributors do not include price protection or product return rights, however the Company may elect in certain circumstances to accept returns for product. Revenue for installation services is recognized after installation has occurred. Revenue related to service maintenance agreements is recognized ratably over the duration of the particular contract. Revenue for training and support services is recognized upon completion of the training and services. Certain fees and other reimbursements are recognized as revenue when the related services have been performed or the revenue otherwise earned. Deferred revenue includes certain customer advances received as a result of the Company's distribution agreements. This revenue is recognized as product is shipped or services are performed. The Company may enter into multiple element arrangements. When equipment, consumables, installation and maintenance agreements are contained in a single arrangement, revenue is allocated to the various elements based upon the fair market value of each element. Fair market value is generally determined based upon the price charged when the element is sold separately.

STOCK-BASED COMPENSATION - The Company accounts for stock options and other equity instruments granted to employees under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). APB 25 provides for compensation cost to be recognized over the vesting period of the options based on the difference, if any, between the fair market value of the Company's stock and the option exercise price on the grant date. As the Company has only issued fixed term stock option grants at or above the quoted market price on the date of the grant, there is no compensation expense recognized in the accompanying financial statements. The Company adopted the disclosure provisions of SFAS 123, which requires the Company to provide pro forma disclosure of net income and earnings per share as if the optional fair value method had been applied to determine compensation costs for the Company's stock-based compensation plans.

Accordingly, the Company's net income and net income per share for the three and nine months ended October 2, 2004 and September 27, 2003, would have been reduced to the pro forma amounts indicated in the following table:

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
------------------------------------------------------------------------------------------------------------------
                                                   OCTOBER 2,      September 27,     OCTOBER 2,      September 27,
(IN THOUSANDS EXCEPT PER SHARE DATA)                 2004              2003             2004             2003
------------------------------------------------------------------------------------------------------------------
Net income, as reported                           $  2,707          $  2,437         $  6,053          $ 6,052
Less:
------------------------------------------------------------------------------------------------------------------
Total stock-based employee compensation expense       (594)             (596)          (1,685)           (1,929)
------------------------------------------------------------------------------------------------------------------
Pro forma net income                              $  2,113          $  1,841         $  4,368          $ 4,123
==================================================================================================================

Net income per common share, as reported:
    Basic                                         $   0.08          $   0.07         $   0.18          $   0.18
==================================================================================================================
    Diluted                                       $   0.08          $   0.07         $   0.17          $   0.17
==================================================================================================================

Pro forma net income per common share:
    Basic                                         $   0.06          $   0.05         $   0.13          $   0.12
==================================================================================================================
    Diluted                                       $   0.06          $   0.05         $   0.12          $   0.12
==================================================================================================================

The above pro forma net income and net income per share do not consider any related tax benefit from stock option exercises.

The Company used the Black-Scholes option-pricing model to estimate the weighted average fair value of $5.83 and $6.40 for each stock option issued in the third quarter and first nine months of fiscal 2004, respectively, and $3.36 and $3.43 for each stock option issued in the third quarter and first nine months of fiscal 2003, respectively, using the following weighted average assumptions for both the third quarter and first nine months of fiscal 2004 and 2003:

                              THREE MONTHS ENDED          NINE MONTHS ENDED
   ----------------------------------------------------------------------------
                           OCTOBER 2,  SEPTEMBER 27,  OCTOBER 2,  SEPTEMBER 27,
                               2004        2003         2004         2003
   ----------------------------------------------------------------------------

   Dividend yield              None        None         None         None
   Expected volatility        69.79%      70.85%       69.79%       72.70%
   Risk free interest rate     3.68%       3.55%        3.35%        3.28%
   Expected option life        5.50        6.59         5.50         6.59
   ----------------------------------------------------------------------------

2. ACQUISITIONS

On July 30, 2004, the Company acquired the stock of Precision Lithograining Corporation and its affiliated company SDK Realty Corp., ("Precision") of South Hadley, Massachusetts, an independent plate manufacturer, for approximately $13.3 million in cash. Precision provides the Company with its Anthem and Freedom printing plates, and is also a provider of other conventional and digital printing plates for both web and sheet-fed printing applications.

The Company has not finalized the allocation of the purchase price as of October 2, 2004. The following table summarizes the preliminary estimated fair value assigned to the assets acquired and liabilities assumed at the date of acquisition:

         ((IN THOUSANDS)                                   JULY 30, 2004
         ---------------------------------------------------------------
         Accounts receivable                                    2,734
         Inventory                                              3,236
         Property, plant and equipment                          6,065
         Trade names                                              700
         Customer relationships                                   600
         Non-compete covenants                                    100
         Goodwill                                               4,629
         Accounts payable and accrued expenses                 (4,754)
         ----------------------------------------------------------------
             Net cash paid                                   $ 13,310
         ================================================================

The operating results of Precision are included in the Company's consolidated statements of operations after the acquisition date. The assets and liabilities acquired are included in the consolidated balance sheet as of October 2, 2004.

The following table presents selected unaudited financial information of the Company as if Precision had been acquired at the beginning of fiscal 2003 and 2004:

                                          THREE MONTHS ENDED         NINE MONTHS ENDED
-------------------------------------------------------------------------------------------
                                       OCTOBER 2,  September 27,  OCTOBER 2,  September 27,
(IN THOUSANDS, EXCEPT PER SHARE DATA)     2004         2003          2004         2003
-------------------------------------------------------------------------------------------
Pro forma revenue                       $33,277      $25,444       $92,580     $81,777
Pro forma net income                    $ 2,707      $ 2,391       $ 6,053     $ 5,914
Pro forma earnings per share
     Basic                              $  0.08      $  0.07       $  0.18     $  0.17
     Diluted                            $  0.08      $  0.07       $  0.17     $  0.17

On July 13, 2004, the Company entered into an asset purchase agreement with A.B.Dick Company ("A.B.Dick"), which was subject to Bankruptcy Court approval. Under the agreement the Company agreed to acquire the business and assets of A.B.Dick through a U.S. Bankruptcy Code Section 363 asset sale for approximately $40 million. A.B.Dick manufactures and markets equipment and supplies for the graphic arts and printing industries, and also provides continuing service and support. A.B.Dick filed for Chapter 11 bankruptcy protection on July 13, 2004. On November 3, 2004, the Bankruptcy Court approved the Company's bid to acquire A.B.Dick, and on November 5, 2004 the Company completed the acquisition with funding provided by the Company's new credit facilities. See note 6. The Company also had an agreement with Key Corporate Capital, Inc., A.B.Dick's current lender, to provide $7.0 million in debtor-in-possession financing to fund A.B.Dick's post-petition operating expenses and to meet supplier and employee commitments through the completion of the sale proceedings on November 5, 2004. At October 2, 2004 the Company had advanced $3.3 million to A.B.Dick under the debtor-in-possession financing agreement. The outstanding amounts under this financing facility were repaid at the closing of the acquisition from proceeds from the purchase price. In connection with the acquisition the Company has incurred approximately $1.2 million in costs for legal and advisory services. These costs are currently included in other assets, and will be included in the purchase price of the acquisition.

3. INVENTORIES

Inventories consisted of the following at October 2, 2004 and January 3, 2004:

(IN THOUSANDS)                              OCTOBER 2, 2004      January 3, 2004
--------------------------------------------------------------------------------
Raw materials                                  $  6,684             $  2,782
Work in process                                   4,911                2,939
Finished goods                                    9,504                6,633
--------------------------------------------------------------------------------
    Total inventories                          $ 21,099             $ 12,354
================================================================================

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following at October 2, 2004 and January 3, 2004:

(IN THOUSANDS)                              OCTOBER 2, 2004      January 3, 2004
--------------------------------------------------------------------------------
At cost:
Land and improvements                          $  2,241             $  2,038
Buildings and leasehold improvements             27,550               24,518
Production equipment and other                   50,347               46,931
Office furniture and equipment                    4,965                4,831
--------------------------------------------------------------------------------
                                                 85,103               78,318
Less accumulated depreciation                   (38,112)             (32,586)
--------------------------------------------------------------------------------
    Total property, plant and equipment, net   $ 46,991             $ 45,732
================================================================================

All property and equipment is pledged as security for long-term debt.
See Note 6.

5. ACCRUED EXPENSES

Accrued expenses consisted of the following at October 2, 2004 and January 3, 2004:

(IN THOUSANDS)                               OCTOBER 2, 2004     January 3, 2004
--------------------------------------------------------------------------------
Accrued payroll and benefits                   $  2,180             $  2,154
Accrued warranty                                  1,018                  935
Accrued special charges                             355                1,055
Accrued royalties                                 1,187                1,057
Other current liabilities                         2,724                1,930
--------------------------------------------------------------------------------
    Total accrued expenses                     $  7,464             $  7,131
================================================================================

6. LONG-TERM DEBT

Long-term debt consisted of the following at October 2, 2004 and January 3, 2004:

(IN THOUSANDS)                              OCTOBER 2, 2004      January 3, 2004
--------------------------------------------------------------------------------
Mortgage term loans                            $ 12,857             $ 14,464
Less current portion                             (3,750)             (2,143)
--------------------------------------------------------------------------------
    Total long-term debt, net of
       current portion                         $  9,107             $ 12,321
================================================================================

On November 5, 2004, in connection with the acquisition of A.B.Dick, the Company replaced its current credit facilities with up to $80.0 million in Senior Secured Credit Facilities (the "Facilities") from three lenders. The terms of the Facilities include a $35.0 million five year secured Term Loan and a $45.0 million five year secured Revolving Line of Credit (the "Revolver"). Principal payments on the Term

Loan will be made in consecutive quarterly installments beginning on March 31, 2005 with an initial installment in the amount of $250,000, and continuing quarterly installments in the amount of $1,750,000, with a final installment of all remaining principal and unpaid interest on November 4, 2009. The Facilities will be used to partially finance the acquisition of A.B.Dick, and for working capital requirements, capital expenditures, acquisitions, and general corporate purposes. Borrowings under the facilities bear interest at either (i) the London Interbank Offered Rate ("LIBOR") plus applicable margins or (ii) the Prime Rate, as defined in the agreement, plus applicable margins. The applicable margins range from 1.25% to 4.0% for LIBOR, or 0% to 1.75% for Prime, based on certain financial performance.

7. INCOME TAXES

The Company did not record a provision for federal or state income taxes for the third quarter and first nine months of fiscal 2004, as a result of the utilization of federal net operating loss carryforwards, and the utilization of state tax credits. These deferred tax assets were previously fully reserved. The Company did not record a provision for federal or state income taxes for the third quarter and first nine months of fiscal 2003 as a result of the utilization of federal and state net operating loss carryforwards.

Although the Company recorded profits in the third quarter and first nine months of fiscal 2004 and 2003, a full valuation allowance has been applied on the net deferred tax assets, as a result of the significant losses incurred in prior years. The Company will continue to assess the expected future results and review its deferred tax position in each interim and fiscal period.

8. EARNINGS PER SHARE

The following represents the calculation of basic and diluted earnings per share for the three and nine months ended October 2, 2004 and September 27, 2003:

                                            THREE MONTHS ENDED           NINE MONTHS ENDED
-----------------------------------------------------------------------------------------------
                                        OCTOBER 2,   September 27,   OCTOBER 2,   September 27,
(IN THOUSANDS, EXCEPT PER SHARE DATA)      2004            2003         2004          2003
-----------------------------------------------------------------------------------------------
Income from continuing operations        $ 2,707       $ 1,008        $ 6,053       $ 4,623
Income from discontinued operations          --          1,429            --          1,429
-----------------------------------------------------------------------------------------------
Net income                               $ 2,707       $ 2,437        $ 6,053       $ 6,052
===============================================================================================
Weighted average common shares
  outstanding - Basic                     34,688        34,177         34,464        34,158
Weighted average common stock
  equivalents                                648           448            821           171
-----------------------------------------------------------------------------------------------
 Weighted average common shares
  outstanding - Diluted                   35,336        34,625         35,285        34,329
===============================================================================================

Earnings per share - Basic:
         From continuing operations      $  0.08       $  0.03        $  0.18       $  0.14
         From discontinued operations    $  0.00       $  0.04        $  0.00       $  0.04
-----------------------------------------------------------------------------------------------
Earnings per share - Basic               $  0.08       $  0.07        $  0.18       $  0.18
===============================================================================================

Earnings per share - Diluted:
         From continuing operations      $  0.08       $  0.03        $  0.17       $  0.13
         From discontinued operations    $  0.00       $  0.04        $  0.00       $  0.04
-----------------------------------------------------------------------------------------------
 Earnings per share - Diluted            $  0.08       $  0.07        $  0.17       $  0.17
===============================================================================================

Options and warrants to purchase 1,033,926 and 901,873 shares of common stock at exercise prices ranging from $9.20 to $22.75 per share were outstanding during a portion of the third quarter and first nine months of fiscal 2004, respectively, but were not included in the computation of diluted earnings per share as the exercise prices of the options and warrants were greater than the average market price of the shares of common stock.

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

9. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and all changes in stockholder's equity except those due to investments by owners and distributions to owners. For the third quarter and first nine months of fiscal 2004 and fiscal 2003, respectively, comprehensive income was comprised solely of net income.

10. SEGMENT INFORMATION

The following table presents a summary of the Company's operations by segment for the three and nine months ended October 2, 2004 and September 27, 2003:

                                           DIGITAL
                                           IMAGING                                 INTER-
   (IN THOUSANDS)                          PRODUCTS     LASERTEL    PRECISION     SEGMENT       TOTAL
   -----------------------------------------------------------------------------------------------------
   THREE MONTHS ENDED OCTOBER 2, 2004
   -----------------------------------------------------------------------------------------------------
   REVENUE                                 $ 25,852     $  2,292     $  3,834     $ (2,228)    $ 29,750
   INCOME (LOSS) FROM OPERATIONS              3,150         (599)         230          --         2,781
   TOTAL ASSETS                              89,627       13,818       18,914          --       122,359

   Three months ended September 27, 2003
   -----------------------------------------------------------------------------------------------------
   Revenue                                 $ 19,348     $  1,608     $    --      $ (1,198)    $ 19,758
   Income (loss) from operations              1,738         (709)         --           --         1,029
   Total assets                              91,229       14,649          --           --       105,878


   NINE MONTHS ENDED OCTOBER 2, 2004
   -----------------------------------------------------------------------------------------------------
   REVENUE                                 $ 70,750     $  5,431     $  3,834     $ (4,254)    $ 75,761
   INCOME (LOSS) FROM OPERATIONS              8,724       (2,669)         230          --         6,285
   TOTAL ASSETS                              89,627       13,818       18,914          --       122,359

   Nine months ended September 27, 2003
   -----------------------------------------------------------------------------------------------------
   Revenue                                 $ 63,706     $  5,066     $    --      $ (4,053)    $ 64,719
   Income (loss) from operations              7,673       (2,778)         --           --         4,895
   Total assets                              91,229       14,649          --           --       105,878

11. DISCONTINUED PROGRAMS AND SPECIAL CHARGES

In fiscal 2002, as a result of various repositioning programs, the Company recorded a charge of $3.7 million to cost of products sold and $6.0 million in special charges. These charges included inventory, equipment and other asset write-downs, severance and fringe benefit costs, executive and other contractual obligations.

In fiscal 2003 the Company expanded its repositioning actions to reduce costs, which had been initiated in the third quarter of fiscal 2002. As a result, the Company recorded a charge of $550,000, primarily related to severance and fringe benefit costs associated with the reduction of approximately forty-three employees.

In the first quarter of fiscal 2004, the Company reversed $296,000 in excess special charges related to severance and fringe benefits accrued in fiscal 2003 and 2002, as a result of lower fringe benefit costs.

The following tables summarize the activity related to the discontinued programs and special charges and accrued balances for the nine months ended October 2, 2004:

                                                            ADJUSTED
                                                           PROVISIONS       UTILIZATION
                                           BALANCE AT        THROUGH          THROUGH        BALANCE AT
(IN THOUSANDS)                          JANUARY 3, 2004  OCTOBER 2, 2004  OCTOBER 2, 2004  OCTOBER 2, 2004
----------------------------------------------------------------------------------------------------------
Executive contractual obligations          $   699          $    (24)        $   (388)         $   287
Severance and fringe benefits                  356              (272)             (16)              68
----------------------------------------------------------------------------------------------------------
  Total accrued special charges
         and discontinued programs         $ 1,055          $   (296)        $   (404)         $   355
==========================================================================================================

The cumulative cash paid by the Company at October 2, 2004 as a result of the forgoing repositioning actions totaled $4.8 million. The Company anticipates the remaining payments related to the discontinued programs and special charges will be completed by May 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations for our financial and operating performance in 2004 and beyond; the adequacy of internal cash and working capital for our operations; the strength of our various strategic partnerships (both on manufacturing and distribution); our expectations regarding our new OEM relationships with Heidelberger Druckmaschinen, AG, ("Heidelberg") our ability to secure other strategic alliances and relationships; our expectations regarding Presstek's strategy for growth; our expectations and plans regarding market penetration, including the strength and scope of our distribution channels and our expectations regarding sales of DI presses in Europe; the expected effects and benefits of the A.B.Dick Company ("A.B.Dick") and Precision Lithograining Corporation ("Precision") acquisitions on Presstek's business and results of operations; the anticipated growth of the combined operations of Presstek, A.B.Dick and Precision; Presstek's ability to effectively manage its expanded operations; the ability of Presstek to obtain and maintain normal terms with A.B.Dick's vendors and dealers; the potential adverse impact of the Chapter 11 proceedings on A.B.Dick's liquidity and/or results of operations; our expectations regarding the sale of our products and use of our technology including pricing; our expectations regarding the manufacture and performance of existing, planned and recently introduced products; the effects, market acceptance, or pricing of competitive products, including the impact of a competitive plate product introduced by a strategic partner or other competitor in the marketplace; the placement of orders for direct imaging kits; our expectations regarding the effects and benefits of the Company's streamlining of operations and reductions in force; the market success of, and benefits achieved by the use of new products; and the expected effect of adopting recently issued accounting standards, among others. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors that could cause or contribute to such differences include, but are not limited to, our dependency on our strategic partners (both for manufacturing and distribution); the ability of the Company to achieve the intended benefits of the acquisitions of the A.B.Dick and Precision; negative reactions to the A.B.Dick acquisition from stockholders, customers and partners; the ability to successfully integrate the two companies; the ability of Presstek to maintain its financing, including complying with certain financial covenants; uncertainty surrounding patent protection; shortages of critical or sole-source component supplies; the availability and quality of Lasertel's laser diodes; manufacturing constraints or difficulties (as well as manufacturing difficulties experienced by our subsidiaries or sub-manufacturing partners and their capacity constraints); the impact of general market factors in the print industry generally and the economy as a whole; market acceptance of and demand for our products and resulting revenues; the introduction and market acceptance of competitive products; risk and impact of litigation; and other risks detailed in the Company's reports on file with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed on March 18, 2004, as well as those discussed elsewhere in this report. The words "looking forward," "looking ahead," "believe(s)," "should," "plan," "expect(s)," "project(s)," "anticipate(s)," "may," "likely," "potential," "opportunity" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made; and readers are advised to consider such forward-looking statements in light of the risks set forth below. Presstek undertakes no obligation to update any forward-looking statements contained in this Quarterly Report on Form 10-Q.

OVERVIEW

Presstek Inc. ("Presstek" or the "Company") is a developer, manufacturer, and marketer of digital laser imaging and chemistry-free plate technologies for the printing and graphic arts industries. Presstek's products and applications incorporate its patented Direct Imaging ("DI(R)") technologies and consumables for direct-to-press and computer-to-plate ("CTP") applications. Presstek's DI technology enables "direct to press" or on-press imaging, whereby the printing plates are imaged on the press directly from digital files, bypassing numerous prepress procedures and chemical processes in preparing jobs for presswork. Our imaging technology also enables computer-to-plate or off-press imaging whereby operators of conventional printing presses image plates directly from digital files to a CTP device. The printer then uses these imaged plates on a traditional printing press, but without the chemical processes required for conventional plates.

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

On July 30, 2004, we acquired the stock of Precision, an independent plate manufacturer and its affiliated company SDK Realty Corp., of South Hadley, Massachusetts, for approximately $13.3 million in cash. Precision manufactures our Anthem and Freedom digital printing plates, and is also a provider of other conventional and digital printing plates for both web and sheet-fed printing applications to other external customers.

We operate in three reportable segments, the Digital Imaging Products segment, the Lasertel segment, and the Precision segment. The Digital Imaging Products segment is primarily engaged in the development, manufacture and sale of patented digital imaging systems and printing plate technologies for direct-to-press, or on-press, applications and CTP, or off-press, applications. The Lasertel segment is primarily engaged in the development and manufacture of high-powered laser diodes for use by Presstek and for sale to external customers. The Precision segment is primarily engaged in the manufacture and sale of conventional and digital printing plates for both web and sheet-fed printing applications.

We generate revenue through four main sources: the sale of our equipment, including DI presses, CTP devices, and imaging kits incorporated by leading press manufacturers into direct imaging presses for the graphic arts industry; the sale of high-powered laser diodes for the industrial and defense industries; the sale of our proprietary consumables; and license agreements with manufacturers that incorporate our technology into their products. Our business strategy is centered on maximizing the sale of consumable products, and therefore our business efforts focus on the sale of "consumable burning engines" such as our DI presses and CTP devices. We rely on partnerships with press manufacturers such as Ryobi

Limited ("Ryobi"), Heidelberg and Koeing & Bauer, AG ("KBA") to manufacture presses that use our proprietary consumables. We also rely on distribution partners, such as Kodak Polychrome Graphics ("KPG") to sell and distribute press and CTP systems and the related proprietary consumable products.

Historically we have been reliant on Heidelberg for a material share of our revenue. In fiscal 2002, we initiated a process to evaluate our resources and strategically re-focus the business. During this re-alignment, we concluded that we needed to reposition and rescale our resources, and implemented cost savings programs in fiscal 2002 and 2003 to return to profitability. We expanded our strategic relationships with other press manufacturers and distributors such as Ryobi, KBA, and KPG to develop and distribute presses that incorporate our imaging technology and use our proprietary consumables, so as to lessen our reliance on any one partner. We are working with other CTP manufacturers to qualify our consumables on their systems. We believe this shift in strategy fundamentally enhances Presstek's ability to expand and control its business. In the first nine months of 2004, we've continued the growth of our new technology business, which consists of all business other than the Quickmaster DI platform products, and are focused on expanding our digital product and service offerings.

We have recently pursued strategic acquisitions that are designed, in part, to improve the manufacturing and distribution capabilities of the Company, and to enhance the Company's over-all position within the graphic arts industry. Generally, our strategy is to identify candidates for acquisition that will meet these goals as well as be accretive within the first twelve months following the acquisition, and for which we have the capacity to effectively manage.

Recently, we announced two such acquisitions: Precision, of South Hadley, Massachusetts and A.B. Dick, of Niles, Illinois.

The acquisition of Precision was accounted for as a purchase, and accordingly the operating results of Precision are included in our consolidated statements of operations after the acquisition date of July 30, 2004. The assets and liabilities acquired are included in the consolidated balance sheet as of October 2, 2004.

On July 13, 2004, we entered into an asset purchase agreement with A.B.Dick, which was subject to Bankruptcy Court approval. Under the agreement we agreed to acquire the business and assets of A.B.Dick through a U.S. Bankruptcy Code
Section 363 asset sale for approximately $40 million. A.B.Dick manufactures and markets equipment and supplies for the graphic arts and printing industries, and provides continuing service and support. A.B.Dick filed for Chapter 11 bankruptcy protection on July 13, 2004. On November 3, 2004 the Bankruptcy Court approved the company's bid to acquire A.B.Dick, and on November 5, 2004 the Company completed the acquisition with funding provided by our new credit facilities. See note 6. In connection with the acquisition, we have incurred approximately $1.2 million in costs for legal and advisory services. These costs are currently included in other assets, and will be included in the purchase price of the acquisition.


RESULTS OF OPERATIONS

REVENUE

Revenue for the third quarter and first nine months of fiscal 2004 of $29.8 million and $75.8 million, respectively, consisted of product sales, customer support revenue, royalties and license fees. Revenue for the third quarter and first nine months of fiscal 2004 increased $10.0 million or 51% and $11.0 million or 17%, respectively, as compared to $19.8 million and $64.7 million for the third quarter and first nine months of fiscal 2003. Revenue for the third quarter and first nine months of fiscal 2004 included $3.1 million from Precision in consumable sales since the acquisition date of July 30, 2004.

Product sales for the Digital Imaging Products segment, which includes the sale of equipment and spare parts, consumables and customer support services, were $25.7 million for the third quarter of fiscal 2004, an increase of $6.9 million or 37% as compared to $18.9 million for the comparable period in fiscal 2003.

This increase was due primarily to volume increases in equipment sales of $5.1 million and volume increases in consumable sales of $1.8 million.

Equipment sales were $11.3 million for the third quarter of fiscal 2004, an increase of $5.1 million, or 82% as compared to $6.2 million for the third quarter of fiscal 2003. This increase was primarily due to volume increases of approximately $3.6 million in DI press sales and volume increases of $1.9 million in sales of our CTP Dimensions and spare parts, partially offset by price decreases of approximately $400,000.

Consumable sales were $14.0 million for the third quarter of fiscal 2004, an increase of $1.8 million, or 15%, as compared to $12.2 million for the third quarter of fiscal 2003, primarily as a result of an increase in Anthem and Applause sales of approximately $1.0 million and DI consumables of $833,000, related to the increase in the installed base of new technology equipment using our proprietary consumables.

Product sales for the Digital Imaging Products segment were $70.3 million for the first nine months of fiscal 2004, an increase of $8.7 million or 14% as compared to $61.6 million for the comparable period in fiscal 2003. This was due primarily to volume increases in equipment sales of approximately $7.2 million and an increase of $1.8 million in consumable sales, offset by a decrease of $252,000 in customer support services.

Equipment sales were $28.0 million for the first nine months of fiscal 2004, an increase of $7.2 million, or 35% as compared to $20.8 million for the comparable period in fiscal 2003. This increase relates primarily to volume increases of approximately $4.0 million in sales of DI press products and volume increases of $6.1 million offset by price decreases of $900,000 in sales of CTP Dimensions and spare parts, offset in part by volume decreases of approximately $1.2 million in sales of direct imaging systems for use in the Quickmaster DI, and volume decreases of approximately $400,000 in sales of direct imaging systems for use in the Ryobi 3404 DI.

Consumable sales were $41.1 million for the first nine months of fiscal 2004, an increase of $1.8 million or 4%, as compared to $39.4 million for the comparable period in fiscal 2003 primarily as a result of an increase in Anthem and Applause sales of approximately $2.8 million and new technology DI consumables of $3.4 million, related to the increase in the installed base of new technology equipment using our proprietary consumables. Offsetting the increase in new technology consumable sales was a volume decrease of $4.4 million in sales of consumables used on the Quickmaster DI press platform.

Consumable and equipment sales under our agreements with Heidelberg and its distributors of $2.7 million and $9.0 million for the third quarter and first nine months of fiscal 2004, respectively, decreased $723,000 or 21% and $5.9 million or 39%, respectively, as compared to $3.5 million and $14.9 million in the comparable periods in fiscal 2003.

Royalties and fees from licensees for the third quarter of fiscal 2004 were $111,000, a decrease of $381,000 or 77%, as compared to $492,000 for the comparable period in fiscal 2003. This decrease relates primarily to a reduction in fees generated from our distribution agreement with Xerox. Royalties and fees from licensees for the first nine months of fiscal 2004 were $424,000, a decrease of $1.7 million or 80%, as compared to $2.1 million for the comparable period in fiscal 2003. This decrease relates primarily to a reduction in fees generated from our distribution agreement with Xerox, as well as a decrease in royalties as a result of decreased shipments to Heidelberg of direct imaging kits used in the Quickmaster DI. Heidelberg has indicated that as a result of the global economic slowdown, it has an inventory of direct imaging kits on hand to support its production requirements. We currently have no orders for direct imaging kits from Heidelberg and cannot anticipate when orders will resume.

Revenue from Heidelberg represented 9% and 12% of total revenue for the third quarter and first nine months of fiscal 2004 respectively, as compared to 18% and 23% of total revenue for the comparable periods in fiscal 2003, respectively. As a result of our expanded strategic partnerships and distribution channels, our sales to Heidelberg comprise a less significant share of total sales for the third quarter and first nine months of fiscal 2004.

In July 2003, we entered into a global OEM consumable supply agreement with Heidelberg which included a separate agreement with Heidelberg USA that provided us with certain preferred supplier rights, which vary based on territory, time period and sales volume. Under the terms of the OEM agreements, we manufacture and supply Heidelberg branded consumable plate products for the Heidelberg Quickmaster DI press. Shipments to Heidelberg of the branded consumable product began in August 2003. In June 2004, Heidelberg USA notified us of their intention to terminate the OEM consumable supply agreement, effective December 31, 2004. The action taken by Heidelberg USA will affect the minimum purchase requirements for the branded product covered by these agreements, although branded product may still be available to Heidelberg USA. Heidelberg USA also has an alternative Presstek branded product for Heidelberg Quickmaster DI customers available through other distribution channels. This action by Heidelberg USA does not affect our agreement with Heidelberg.

Heidelberg is marketing a competitive plate product as an alternative to Presstek's PEARLdry for the Quickmaster DI. We are also aware of a competitive plate introduced as an alternative to our PEARLdry spooled product for all DI presses, expected to be commercially available in the third quarter of 2004. The introduction of these competitive plates could reduce the revenue generated by Presstek under its agreements with Heidelberg, including the OEM consumables supply agreements entered into in July 2003. It could also lead to downward pricing pressure on our full line of spooled consumable products, which could have a material adverse effect on our business, results of operations and financial condition.

Product sales to external customers for the Lasertel segment, including the sale of products for defense industry applications, were $775,000 and $1.9 million for the third quarter and first nine months of fiscal 2004, respectively, an increase of $365,000 and $875,000, as compared to $410,000 and $1.0 million for the comparable periods in fiscal 2003, respectively.

Product sales to external customers for the Precision segment were $3.1 million since the date of acquisition on July 30, 2004.


COST OF PRODUCTS SOLD

Cost of products sold consists of the cost of material, labor and overhead, shipping and handling costs and warranty expenses.

Cost of products sold for the Digital Imaging Products segment was $16.3 million for the third quarter of fiscal 2004, an increase of $4.8 million, as compared to $11.5 million for the comparable period in fiscal 2003. Cost of products sold was $42.1 million for the first nine months of fiscal 2004, an increase of $6.2 million, as compared to $35.9 million for the comparable period in fiscal 2003. These increases relate primarily to the increase in product costs driven by increased product sales.

Gross margin as a percentage of total revenue for the Digital Imaging Products segment was 37% and 40%, respectively, for the third quarter and first nine months of fiscal 2004, as compared to 41% and 44%, respectively, for the third quarter and first nine months of fiscal 2003. The decrease in gross margin for the third quarter and first nine months of fiscal 2004 was primarily the result of product mix, as press margins are generally lower than historical average margins, price reductions in our CTP Dimension equipment, and to a lesser extent, the reduction in sales of direct imaging systems to Heidelberg for use in the Quickmaster DI.

Cost of products sold for the Lasertel segment was $882,000 for the third quarter of fiscal 2004, an increase of approximately $259,000, as compared to $623,000 for the comparable period in fiscal 2003. Cost of products sold for the Lasertel segment was $3.1 million for the first nine months of fiscal 2004, an increase of approximately $1.1 million, as compared to $2.0 million for the comparable period in fiscal 2003. This increase relates primarily to lower absorption of labor and overhead costs as a result of inventory reductions in the first quarter of fiscal 2004. The cost of products sold for the Lasertel segment is comprised of the cost of material, direct labor and manufacturing overhead associated with the production of laser diodes for both Presstek and external customers. As the Lasertel factory is operating at approximately 30% capacity, the unabsorbed manufacturing overhead associated with the low production level of these diodes is higher. Lasertel margins would be expected to improve if more production overhead is absorbed by higher sales volume, either to Presstek or external customers.

Cost of products sold for the Precision segment was $2.6 million since the date of acquisition on July 30, 2004. Gross margin as a percentage of total revenue for the Precision segment was 18%, for the same period in fiscal 2004.


RESEARCH AND PRODUCT DEVELOPMENT

Research and product development expenses consist primarily of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment, consumables and high-powered laser diode product development efforts.

Research and product development expenses for the Digital Imaging Products segment were $1.0 million or 4% of revenue, for the third quarter of fiscal 2004, a decrease of $483,000, as compared to $1.5 million or 8% of revenue for the comparable period in fiscal 2003. This decrease relates primarily to reduced spending relative to parts and supplies for new product development for the CTP Dimension platform.

Research and product development expenses for the Digital Imaging Products segment were $4.1 million or 6% of revenue for the first nine months of fiscal 2004, a decrease of $741,000, as compared to $4.8 million or 8% of revenue for the comparable period in fiscal 2003. This decrease relates primarily to reduced expenses for salaries and benefits totaling approximately $636,000 as a result of headcount reductions in the third quarter of 2003, as well as reduced development costs of approximately $571,000 related to our Applause consumable product. These decreases were offset in part by increased spending for parts and supplies of $349,000 for development efforts related to the SureFire imaging technology introduced in May 2004 at the Drupa trade show, as well as increased other related expenses totaling approximately $117,000.

Research and product development expenses for the Lasertel segment were $142,000 for the third quarter of fiscal 2004, a decrease of $9,000, as compared to $151,000 for the comparable period in fiscal 2003. This decrease consists primarily of a decrease in spending for parts and supplies and professional services related to Lasertel's research and product development activities.

Research and product development expenses for the Lasertel segment were $416,000 for the first nine months of fiscal 2004, a decrease of $254,000, as compared to $670,000 for the comparable period in fiscal 2003. This decrease consists primarily of a decrease in spending for parts and supplies and professional services approximating $177,000 related to Lasertel's research and product development activities, as well as a decrease of $72,000 in spending for salaries and benefits related to headcount reductions in the third quarter of fiscal 2003.

Research and product development expenses for the Precision segment were approximately $90,000 since the acquisition date on July 30, 2004.


SALES, MARKETING AND CUSTOMER SUPPORT

Sales, marketing and customer support expenses consist primarily of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs related to our sales, marketing and customer support activities.

Sales, marketing and customer support expenses for the Digital Imaging Products segment were $3.2 million or 12% of revenue, for the third quarter of fiscal 2004, an increase of $400,000, as compared to $2.8 million or 14% of revenue for the comparable period in fiscal 2003. This increase relates primarily to increased salaries and benefits of approximately $178,000 as a result of an increase in headcount, as well as increased spending for travel and related of $105,000 and professional services of $111,000 in support of promotional activities directed at product distribution.

Sales, marketing and customer support expenses for the Digital Imaging Products segment were $9.8 million or 14% of revenue, for the first nine months of fiscal 2004, an increase of $1.3 million, as compared to $8.5 million or 13% of revenue for the comparable period in fiscal 2003. This increase relates primarily to increased spending for salaries and benefits of approximately $448,000 as a result of an increase in headcount, an increase approximating $344,000 for trade show related travel and expenses, as well as an increase of approximately $487,000 in support of promotional activities directed at product distribution.

Sales and marketing expenses for the Lasertel segment were $133,000 and $366,000 for the third quarter and first nine months of fiscal 2004, respectively, an increase of $59,000 and $119,000, as compared to $74,000 and $247,000 for the comparable periods in fiscal 2003, respectively. These increases relate primarily to increased travel and promotional expenses as a result of trade show attendance.

Sales and marketing expenses for the Precision segment were $107,000 since the acquisition date on July 30, 2004.


GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of payroll and related expenses for personnel, and contracted professional services necessary to conduct our finance, information systems, human resources and administrative activities.

General and administrative expenses for the Digital Imaging Products segment were $2.2 million or 8% of revenue, for the third quarter of fiscal 2004, an increase of $349,000, as compared to $1.8 million or 9% of revenue for the comparable period in fiscal 2003. This increase relates primarily to an increase of $130,000 for bad debts in line with higher revenues in the third quarter and an increase in spending related to salaries and benefits totaling $62,000 as a result of headcount increases, as well as increased spending of $54,000 and $43,000 related to other taxes and professional services, respectively.

General and administrative expenses for the Digital Imaging Products segment were $6.3 million or 9% of revenue for the first nine months of fiscal 2004, a decrease of $8,000, as compared to $6.3 million or 10% of revenue for the comparable period in fiscal 2003. This decrease relates primarily to a reduction in bad debt provisions in line with estimated bad debt exposure of approximately $314,000, as compared to the same period in fiscal 2003, as well as decreased expenses related to salaries and benefits of $128,000 as a result of headcount reductions. These decreases were offset in part by increased spending of approximately, $111,000 and $187,000 related to other taxes and professional services, respectively, as well as an increase of $152,000 in bank fees and other costs.

In connection with the acquisition of A.B.Dick, the Company has incurred approximately $1.2 million in costs for legal and advisory services. These costs are currently included in other assets, and will be included in the purchase price of A.B.Dick on November 5, 2004.

General and administrative expenses for the Lasertel segment were $216,000 and $636,000, for the third quarter and first nine months of fiscal 2004, respectively, a decrease of $55,000 and $151,000, as compared to $271,000 and $787,000, for the comparable periods in fiscal 2003, respectively. These decreases relate primarily to a decrease in salaries and benefits as a result of lower head count.

General and administrative expenses for the Precision segment were $140,000 since the acquisition date on July 30, 2004.


DISCONTINUED PROGRAMS AND SPECIAL CHARGES

In fiscal 2002, as a result of various repositioning programs, the Company recorded a charge of $3.7 million to cost of products sold and $6.0 million in special charges. These charges included inventory, equipment and other asset write-downs, severance and fringe benefit costs, executive and other contractual obligations.

In fiscal 2003 the Company expanded its repositioning actions to reduce costs, which had been initiated in the third quarter of fiscal 2002. As a result the Company recorded a charge of $550,000, primarily related to severance and fringe benefit costs associated with the reduction of approximately forty-three employees.

In the first quarter of fiscal 2004, the Company reversed $296,000 in excess special charges related to severance and fringe benefits accrued in fiscal 2003 and 2002.


OTHER INCOME (EXPENSE), NET

Other income (expense), net consists primarily of interest income and expense, and other miscellaneous income (expense).

Interest income was $80,000 for the third quarter of fiscal 2004, a decrease of $2,000, as compared to $82,000 for the comparable period in fiscal 2003. Interest expense was $107,000 for the third quarter of fiscal 2004, a decrease of $72,000, as compared to $179,000 for the comparable period in fiscal 2003, as a result of lower average debt balances and lower interest rates on borrowings. Other expense, net was a loss of $47,000 for the third quarter of fiscal 2004, an increased loss of $123,000, as compared to a gain of $76,000 for the comparable period in fiscal 2003. This loss is mainly comprised of losses incurred for foreign currency conversion on our accounts receivable balance.

Interest income was $271,000 for the first nine months of fiscal 2004, an increase of $38,000, as compared to $233,000 for the comparable period in fiscal 2003. Interest expense was $320,000 for the first nine months of fiscal 2004, a decrease of $282,000, as compared to $602,000 for the comparable period in fiscal 2003, as a result of lower average debt balances and lower interest rates on borrowings. Other expense, net was a loss of $183,000 for the first nine months of fiscal 2004, an increased loss of $280,000, as compared to a gain of $97,000 for the comparable period in fiscal 2003. This loss is mainly comprised of losses incurred for foreign currency conversion on our accounts receivable balance.


PROVISION FOR INCOME TAXES

We did not record a provision for federal or state income taxes for the third quarter and first nine months of fiscal 2004, as a result of the utilization of federal net operating loss carryforwards, and the utilization of state tax credits. We did not record a provision for federal or state income taxes for the third quarter and first nine months of fiscal 2003 as a result of the utilization of federal and state net operating loss carryforwards.

Although we recorded profits in the third quarter and first nine months of fiscal 2004 and 2003, we are applying a full valuation allowance on our net deferred tax assets, as we have incurred significant losses in prior years. We will continue to assess our expected future results and review our deferred tax position in each interim and fiscal period.

INCOME FROM CONTINUING OPERATIONS

As a result of the foregoing, we had income from continuing operations of $2.7 million and $6.1 million for the third quarter and first nine months of fiscal 2004, as compared to income from continuing operations of $1.0 million and $4.6 million for the third quarter and first nine months of fiscal 2003.


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


NET INCOME

As a result of the foregoing, we had net income of $2.7 million and $6.1 million for the third quarter and first nine months of fiscal 2004, as compared to net income of $2.4 million and $6.1 million for the third quarter and first nine months of fiscal 2003.


LIQUIDITY AND CAPITAL RESOURCES

We finance our operating and capital investment requirements primarily through cash flows from operations and proceeds from borrowings. At October 2, 2004, we had cash and cash equivalents of $16.8 million and working capital of $37.6 million as compared to cash and cash equivalents of $28.2 million and working capital of $42.3 million at January 3, 2004. The decrease in cash of $11.4 million for the first nine months fiscal 2004 was primarily due to net cash used in investing activities of $17.7 million, partially offset by net cash provided by operating activities of $3.9 million, and financing activities of $2.4 million.

Net cash provided by operating activities was $3.9 million for the first nine months of fiscal 2004, as compared $12.2 million for the first nine months of fiscal 2003. The primary sources of cash from operating activities were net income of $6.1 million, non-cash charges of depreciation, amortization and other charges of $8.3 million, offset by cash used for increases in working capital of $8.6 million and non-current assets of $1.9 million. Net cash provided by operating activities decreased $8.3 million for the first nine months of fiscal 2004 as compared to the first nine months of 2003, primarily as a result of an increase in working capital of $6.7 million. Cash flows from operations were negatively impacted by an increase in accounts receivable of $4.7 million, an increase in inventories of $5.3 million, and a decrease in accrued expenses of $1.3 million for the nine months ended October 2, 2004, as compared to an increase of $681,000, $181,000, and $1.2 million, respectively, for the comparable period in 2003. The increase in trade receivables of $4.7 million related to the revenue increase and the timing of sales in the third quarter of fiscal 2004. The increase in inventories was primarily attributable to the impact of transitioning to new products, as well as the decision to increase aluminum inventories in anticipation of impending price increases expected in 2005. Accrued expenses decreased $1.3 million for the first nine months of fiscal 2004 as compared to $1.2 million for the comparable period in 2003 primarily as a result of payments related to restructuring accruals. Partially offsetting this negative impact was an increase in accounts payable of $3.1 million for the first nine months of fiscal 2004, primarily due to the timing of purchases and payments to suppliers.

Net cash used in investing activities was $17.7 million for the first nine months of fiscal 2004 as compared to $1.0 million for the first nine months of fiscal 2003, and consisted primarily of the acquisition cost of Precision, net of cash acquired, of $13.3 million, $3.3 million used as a result of our agreement with Key Corporate Capital, Inc, A.B.Dick's current lender, to provide up to $7.0 million in debtor-in-possession financing to fund A.B.Dick's post-petition operating expenses and to meet supplier and employee commitments through the completion of A.B.Dick's sale proceedings, as well as additions to property, plant and equipment used in the business of $1.1 million.

Net cash provided by financing activities was $2.4 million for the first nine months of fiscal 2004, as compared to net cash used in financing activities of $2.1 million in the first nine months of fiscal 2003, and consisted primarily of cash received from the exercise of stock options in the amount of $4.0 million, offset by payments on term loans of $1.6 million. Net cash provided by financing activities increased $4.5 million for the first nine months of fiscal 2004 as compared to the first nine months of 2003, primarily as a result of the increase in cash received from the exercise of stock options of $3.7 million, and a reduction in debt repayments of $735,000.

In October 2003, we replaced our existing credit facilities, entering into a $50.0 million senior secured credit facility jointly with two lenders. This credit facility includes a $35.0 million revolving line of credit (the "Revolver") and a $15.0 million term loan (the "Term Loan"). These credit facilities are secured by all our assets, and bear interest, at our election at either, the Prime Rate or the London Interbank Offered Rate ("LIBOR") rate, plus an applicable margin based on certain financial ratios, ranging from a minimum of 0.25% to a maximum of 2.5%.

Under the terms of the Revolver and Term Loan, we are required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA and minimum fixed charge coverage covenants. As of October 2, 2004, we were in compliance with all financial covenants.

On November 5, 2004, in connection with the acquisition of A.B.Dick, we replaced our current credit facilities with $80.0 million in Senior Secured Credit Facilities (the "Facilities") from three lenders. The terms of the Facilities include a $35.0 million five year secured term loan (the "New Term Loan") and a $45.0 million five year secured revolving line of credit (the "New Revolver"), which have replaced the Term Loan and Revolver entered into in October 2003. Principal payments on the New Term Loan will be made in consecutive quarterly installments beginning on March 31, 2005 in the amount of $250,000, and continuing quarterly in the amount of $1,750,000, with a final installment of all remaining principal and unpaid interest on November 4, 2009. The Facilities were used to partially finance the acquisition of A.B.Dick, and will be available for working capital requirements, capital expenditures, acquisitions, and general corporate purposes. Borrowings under the facilities bear interest at either (i) the LIBOR rate plus applicable margins or (ii) the Prime Rate, as defined in the agreement, plus applicable margins. The applicable margins range from 1.25% to 4.0% for LIBOR, or 0% to 1.75% for Prime, based on certain financial performance.

We have future contractual payment obligations through 2010 that primarily relate to debt, financing and royalty obligations, executive contractual obligations and operating leases. The following tables represent our future commitments at October 2, 2004:


                                  LESS THAN    ONE TO      THREE TO   MORE THAN
(IN THOUSANDS)           TOTAL    ONE YEAR   THREE YEARS  FIVE YEARS  FIVE YEARS
--------------------------------------------------------------------------------

Credit facilities      $ 12,857   $  3,750    $  9,107       $  --       $  --
Royalty obligation       10,587      1,200       9,387          --          --
Financing commitment      3,675      3,675         --           --          --
Executive contractual
  obligations             3,077        542       2,535          --          --
Operating leases            169        31          138          --          --
--------------------------------------------------------------------------------
  Total contractual
   obligations         $ 30,365   $  9,198    $ 21,167       $  --       $  --
================================================================================

Our anticipated capital expenditures for fiscal 2004 are approximately $3.0 million, and primarily relate to the purchase of capital equipment to be used in the production of our DI and CTP equipment and consumable products.

Heidelberg is marketing a competitive plate product as an alternative to Presstek's PEARLdry for the Quickmaster DI. We are also aware of a competitive plate introduced as an alternative to our PEARLdry spooled product for all DI presses, expected to be commercially available in the third quarter of 2004. The introduction of these competitive plates could reduce the revenue generated by Presstek under its agreements with Heidelberg including the OEM consumables supply agreements entered into in July 2003. It could also lead to downward pricing pressure on our full line of spooled consumable products, which could have a material adverse effect on our business, results of operations and financial condition.

We believe that existing funds, cash flows from operations, and cash available under our New Revolver should be sufficient to satisfy working capital requirements and capital expenditures through the next twelve months. There can be no assurance, however, that we will not require additional financing, or that such additional financing, if needed, will be available on acceptable terms.


EFFECT OF INFLATION

Inflation has not had, and is not expected to have, a material impact upon our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates primarily as a result of our borrowing activities, and to a lesser extent, our investing activities. Our long-term borrowings are in variable rate instruments, with interest rates tied to either the prime rate or the LIBOR. A 100 basis point change in these rates would have an impact of approximately $150,000 on our annual interest expense, assuming consistent levels of floating rate debt with those held as of the end of fiscal 2003. In the fourth quarter of fiscal 2003, we entered into interest rate floors and caps to manage net exposure to interest rate fluctuations related to our borrowings. As a result of our new credit facilities on November 5, 2004, we expect to enter into contracts to manage our exposure to market risk from changes in interest rates on our borrowings.

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


ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of October 2, 2004, we have, under the supervision and with the participation of the Presstek's management, including its Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of Presstek's disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Presstek's Chief Executive Officer and Chief Financial Officer concluded that, as of the October 2, 2004 Presstek's disclosure controls and procedures are effective in ensuring that material information relating to Presstek (including its consolidated subsidiaries) required to be disclosed by Presstek in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to Presstek's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There were no changes in Presstek's internal controls or in other factors that could significantly affect Presstek's controls in the quarter ended October 2, 2004 that has materially affected, or is reasonably likely to affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Part I - Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed with the Commission on March 18, 2004 for a description of certain legal proceedings involving the Company. Such information is hereby incorporated by reference in response to this item, except that the purported securities class action lawsuit filed on June 2, 2003 in the United States District Court for the District of New Hampshire against the Company and two of its former officers was dismissed by the court on October 4, 2004. The plaintiffs in the case have appealed the court's dismissal on November 4, 2004.


Item 6. Exhibits

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


                               PRESSTEK, INC.
                               (Registrant)


Date: November 12, 2004        /s/ Edward J. Marino
                               --------------------------------
                               By: Edward J. Marino
                               President and Chief Executive Officer

                               (Principal Executive and Duly Authorized Officer)


Date: November 12, 2004        /s/ Moosa E. Moosa
                               --------------------------------
                               By: Moosa E. Moosa
                               Vice President - Finance,
                               Chief Financial Officer, Treasurer and Secretary
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