Form 10-K
period 2005-01-01
PRESSTEK INC /DE/
filed 2005-03-17
CIK 846876

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

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
Common Stock, $.01 par value
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑           No ☐
      The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of July 3, 2004 was approximately $317,000,000.
      As of March 11, 2005, there were 34,991,810 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference:
      Parts of the definitive Proxy Statement (which is expected to be filed within 120 days after the Company’s fiscal year end) for the registrant’s Annual Meeting of Stockholders to be held on June 7, 2005 are incorporated by reference into Part II and Part III of this Form 10-K.

As used in this report, the terms ‘we,” ‘us,” ‘our,” ‘Presstek” and the ‘Company” mean Presstek, Inc., and its subsidiaries, unless the context indicates another meaning.
PART I

Item 1.	Business
General
      Presstek is a market focused high-technology company primarily engaged in the manufacture and delivery of digital imaging solutions to the graphic arts and printing industries worldwide. We are a leader in the development of digital imaging capital equipment and consumables-based solutions that are economically beneficial to the user through a streamlined workflow and chemistry free, environmentally responsible operation.
      Through our various operations, we:

•	Develop and manufacture products that transfer digital images onto our proprietary chemistry free printing plates, or consumables, using digital laser imaging equipment, targeting primarily the small and medium sized commercial print providers;

•	Are a leading sales and services company delivering Presstek solutions and those from other manufacturing partners through our ABD International business unit, known as ABDick;

•	Manufacture semiconductor solid state laser diodes for Presstek imaging applications and for use by external defense, industrial and medical applications; and

•	Manufacture and distribute both chemistry free, digitally imaged printing plates, and printing plates for conventional print applications at our Precision Lithograining business segment.
      We have developed a proprietary system by which digital images are transferred onto printing plates for Direct Imaging on-press applications and for computer-to-plate applications. We refer to Direct Imaging as DI and computer-to-plate as CTP. Our digital imaging systems enable customers to produce high-quality, full color lithographic printed materials more quickly and cost effectively than conventional methods that employ more complicated workflows and toxic chemical processing. This results in reduced printing cycle time and lowers the effective cost of production for commercial printers. Our solutions make it more cost effective for printers to meet the increasing demand for shorter print runs, higher quality color and faster turn-around times.
      Our ground breaking DI technology is marketed to leading press manufacturers. Our Presstek business segment supplies these manufacturers with imaging kits complete with optical assemblies and software which are integrated into the manufacturers’ presses. The result is a DI press, which is designed to image our printing plates. Similar digital imaging technologies are used in our CTP systems. Our Presstek business segment designs and manufactures CTP systems that incorporate our imaging technology and image our chemistry free printing plates.
      We deliver our products through multiple channels to market:

•	We use the direct sales and service operation of our ABDick business unit to deliver our solutions and those of other partner manufacturers primarily in the U.S., Canada and the United Kingdom;

•	We have a well developed graphic arts dealer network to deliver our products worldwide; and

•	We also use original equipment manufacturers, or OEM’s, to deliver our products to markets worldwide.
      The delivery and support of our products was greatly enhanced in 2004 by the addition of the business and distribution network of the ABDick Company. We now have direct sales and service capabilities in several of our key markets to complement the graphic arts dealer and OEM channels.
      Presstek, Inc. was incorporated in Delaware in 1987. Presstek’s headquarters are located at 55 Executive Drive, Hudson, New Hampshire, 03051. Our general telephone number is 603-595-7000, and our web site can be found at www.presstek.com.

Business Overview
      2004 was a pivotal year for us, as our capabilities and size greatly expanded. The actions we have taken in 2004 positioned us to enter the growth phase of our strategic plan. Prior to 2004, we were a high tech manufacturing company that heavily relied on strategic partners for the sales, distribution and service of our products. In 2004 we added greatly enhanced capabilities in the form of direct sales and service capabilities and additional engineering and manufacturing capabilities. This fundamental strengthening of our company is attributable to two important acquisitions that we completed in the second half of 2004: the acquisition of Precision Lithograining at the end of July and the acquisition of the business of the A.B. Dick Company in November.
      On July 30, 2004, we acquired the Precision business located in South Hadley, Massachusetts, for approximately $12.2 million in cash. Precision manufactures Presstek’s Anthem and Freedom chemistry-free digital printing plates, and is also a provider of conventional analog and other digital printing plates, like Aurora, for both web and sheet-fed printing applications.
      In November 2004, Presstek took a major step forward in executing its strategic business plan to become an end-to-end (design, manufacture, distribution and service) provider of solutions for the small and medium sized commercial print market. On November 5, 2004, we purchased the business of the A.B.Dick Company through a Section 363 sale in the United States Bankruptcy Court of Delaware for approximately $43.2 million. The A.B.Dick Company originally co-founded by Thomas Edison, had a rich tradition in the printing industry spanning 120 years. At the time of the acquisition, the company’s business was comprised of three categories: (i) offset presses and pre-press equipment, including products sold under the ABDick, Multigraphics, Itek Graphi® and other labels (ii) consumables for both pre-press and offset press equipment, and (iii) after-market repair services and replacement parts. The company had a limited manufacturing operation, and was a leading sales and service operation with clients comprised mainly of small to mid-sized printing shop customers. The business of the A.B.Dick Company is now operated through our ABDick segment. As a Presstek reporting segment, ABDick manufactures, markets, distributes and services offset printing systems, analog and digital platemaking systems and related supplies for the graphic arts and printing industries.
      With the addition of Precision and ABDick, Presstek now has “end-to-end” solutions for the graphic arts industry, encompassing each step of the development, manufacture, distribution and service of their core products.
      Presstek now operates in four reportable segments, the Presstek segment, the Lasertel segment, the Precision segment and the ABDick segment. The Presstek segment is primarily engaged in the development, manufacture and sale of our patented digital imaging systems and printing plate technologies for direct-to-press, or on-press applications, and CTP, or off-press applications. The Lasertel segment is primarily engaged in the manufacture and development of high-powered laser diodes for Presstek and for sale to external customers. The Precision segment is primarily engaged in the development, manufacture and sale of our patented digital plates, as well as digital and analog plates for other customers. The ABDick segment manufactures, markets, distributes and services equipment and supplies for the graphic arts and printing industries.
      Information about our business segments, major customers and geographic areas are included in Note 13 to the Company’s financial statements appearing elsewhere in this Annual Report on Form 10-K.
Our Business Segments
The Presstek Segment
      The Presstek segment serves as the central engine of innovation for research, new product development and manufacturing. Research and design for our imaging systems and chemistry-free digital printing plates occur at the Presstek segment, and the Presstek segment is the manufacturing center for our CTP systems and our direct imaging printing plates. In addition, Presstek serves as the central organization under which each of our subsidiaries functions, and the Presstek segment sets the strategic and research initiatives of the organizations. Distribution and service of the Presstek segment products is performed through our OEM partners, which includes the ABDick segment and our strategic partners. Through our distribution channels, Presstek’s products are available worldwide.
The Lasertel Segment
      Our Lasertel segment is a world-class developer and manufacturer of high-quality, high-powered diodes for Presstek imaging systems as well as third-party systems. The Lasertel segment provides Presstek with state-of-the-art laser imaging capabilities that differentiate us by bringing innovation to the rapidly evolving graphic arts marketplace. In addition, the Lasertel segment provides external customers with a wide range of laser diodes for defense, medical and industrial applications.
The Precision Segment
      The Precision segment is a manufacturer of high-quality digital and analog printing plates for customers in the commercial print, newspaper, and book publication segments of the graphic arts industry. The Precision segment manufactures four types of printing plates: Presstek proprietary digital plates using Presstek’s award-winning technology for sale to Presstek and Presstek customers; Presstek proprietary digital plates using Presstek’s award-winning technology for sale to third-party customers; third party proprietary digital plates for sale to third-party customers; and analog plates for sale to third-party customers. The Precision segment’s graphic arts products are distributed on a worldwide basis through the ABDick segment and Presstek’s distribution partners as well as through OEM partners and a network of independent dealers.
The ABDick Segment
      The ABDick segment is an international sales channel providing sales, service, and distribution capabilities to the small commercial print customer around the world. The ABDick segment sells and services both our manufactured and third party manufactured equipment, providing both digital and conventional printing solutions.
      The addition of the ABDick segment greatly expands our reach to our end-user customers, providing Presstek with significant direct sales, customer service, field service and distribution capabilities. In the past, we were largely reliant on third-party distribution and service organizations to market, distribute and service Presstek products to end-user customers. With the addition of the ABDick segment, we have gained access to end-user customers, many of which we believe will be seeking digital printing solutions.
      The ABDick segment’s printing equipment, supplies and services are marketed to commercial, franchise and independent print shops; in-plant print shops; and government and educational institutions in the U.S. primarily through direct sales and dealers, but some sales are also conducted through supply resellers.
      ABDick also provides service to state-of-the-art equipment in the graphic arts industry, to customers consisting largely of small to mid-sized printing shop operators. Through its service organization, the ABDick segment has a geographic reach that includes North America and the United Kingdom.
      As a result, customers served by ABDick are a critical target market for Presstek products and technologies. With ABDick’s sales and service organizations, we now have an installed base of approximately 33,000 total products that are under service and an active customer base of approximately 15,000 printers. The ABDick segment also has an established catalog of supplies and consumables, many of which complement Presstek’s offerings. The ABDick segment has an equipment line of CTP devices; workflow modules; conventional duplicators and printing presses, post-press bindery and finishing equipment and other ancillary devices by third parties. Presstek products, in conjunction with the existing product line of the ABDick segment, should provide the foundation for a comprehensive digital migration path to address customer needs.

Strategy
      Our business strategy revolves around employing innovative digital imaging technology to address specific and well-understood opportunities primarily in the graphic arts marketplace.
      This strategy reflects several strategic imperatives:
      1. Our primary focus is on the growth of our consumables product.

The graphic arts industry is in the midst of a fundamental structural change from analog to digital operations. Presstek-manufactured digital consumable burning engines such as CTP systems and DI presses have allowed us to build a substantial installed base. One method of growing the market for consumables involves further expanding the base of our installed consumable burning engines (“CBE’s”). We believe that the addition of the ABDick sales, service and distribution network will expand our customer base and assist customers in evolving from analog to digital processes, creating additional market opportunities for the CBE’s that we manufacture. In addition to expanding our base of our CBE’s, an element of our focus is to reach beyond our proprietary systems and penetrate the installed base of CTP devices in all market segments with our chemistry-free and process-free offerings.
      2. We focus on select market segments.

This digital transformation has been driven by large print providers, who have been the vanguard of adoption of digital technology. The small and medium-sized commercial print provider and in-plant print operations are now beginning the wholesale conversion to digital systems and processes. With the acquisition of ABDick and with our digital printing solutions, we believe that we can leverage the depth and breadth of our products, services, supplies, internal skills, and strategic partnerships to address these new and emerging market demands.
      3. Because we compete on the basis of technology, we deliver differentiated products.

Presstek has been a technology innovator since its inception, providing digital laser technology that is directly responsible for what is estimated to be over 90% of worldwide DI installations. As we expand and refine our product offerings, we will strive to lead the market with high performance products.
      4. We provide environmentally responsible solutions through our application of technology.

Our thermal chemistry-free plate technologies provide both streamlined workflow and environmentally responsible solutions. Besides contributing to a cleaner planet, environmental responsibility is sound business practice in that our DI and CTP technology reduces labor needs, reduces space requirements, eliminates plate-oriented waste disposal, and results in fewer manufacturing process errors.
Technology and Products
Direct Imaging Technology
      Beginning in the late 1980’s, we developed a direct imaging system known as DI that allows digitally formatted file data to be used to image a printing plate directly on the printing press. Essentially, Presstek treated the printing press as a computer peripheral. Previously, all platemaking activities had occurred as a separate and specialized activity in the printing operation primarily using analog film-based technology and manual processes.
      Conventional or analog printing plates are produced using labor and chemical-intensive, multi-step processes. By imaging plates directly on a printing press, Presstek products remove the reliance on chemicals and the multi-step process associated with analog printing. By consolidating or eliminating process steps required to prepare a digital file for printing, DI delivers efficiencies that allow increased print productivity at lower cost and with better quality than traditional print methods. At the same time, Presstek’s method for transferring the digital image to the printing plate eliminates the need for the chemical processing that is generally associated with imaging traditional printing plates. Presstek’s DI presses therefore are more environmentally responsible than traditional methods of printing. The result is a higher quality, more environmentally sound solution for printers.

      The laser modules that we use for our imaging system are manufactured at Lasertel. Lasertel manufactures epitaxial wafers, which are subsequently processed into chips or bars. Lasertel then assembles these devices into fiber-coupled modules called multiple emitter packages, which contain four lasers per module. These modules are then sent to Presstek’s manufacturing facility in Hudson, New Hampshire.
      Presstek assembles Lasertel-manufactured laser imaging modules into imaging kits that are designed for particular press manufacturers. These kits are then incorporated into the presses of various press manufacturers. Currently, we have three primary DI press manufacturing partners: Heidelberger Druckmaschinen AG, known as Heidelberg, Ryobi Limited, known as Ryobi and Koenig & Bauer, AG, known as KBA.
      Our most recent advance in DI technology, which we refer to as the ProFire Excel system, has significantly improved the resolution of our digital printing presses. The ProFire Excel integrated imaging system, introduced in May 2005, integrates lasers, laser drivers, digital electronics, and motion control into one modular package design for direct imaging presses. The ProFire Excel system has three major components: the FirePower laser diode system, made up of unique four-beam laser diodes and laser drivers, the integrated motion system that controls the placement of the laser diodes, and the FireStation digital controller and data server. The image data board of the ProFire Excel controls 16-micron diodes with patented Image Plus technology. Among the advantages of Image Plus is a new writing mode that substantially increases image quality while drastically reducing moiré patterns in standard screen sets, allowing for a wide range of stochastic screening (FM) options.
      We continue to develop and commercialize our DI digital imaging systems for on-press applications. There can be no assurance, however, that we will be able to successfully commercialize additional products that incorporate this technology.
CTP Products
      In addition to offering our imaging technology in DI presses, we also offer our imaging technology in computer-to-plate, which we call CTP devices, which we manufacture. Unlike the DI press, where the plate is imaged on the press, CTP systems allow printers to employ Presstek’s digital technology on conventional printing presses. Presstek’s lines of CTP devices incorporate our proprietary imaging technology to transfer a digital image onto our proprietary printing plates, which, once imaged, can be mounted on a traditional printing press, avoiding the multiple steps and chemical processes traditionally associated with analog plates. In manufacturing these devices, Presstek assembles Lasertel-manufactured laser imaging modules into imaging kits, which, in turn, become components of the particular CTP device.

Dimension
      The Dimension platesetter is a CTP imaging device that can image our Anthem, PEARLdry Plus and Applause thermal plates in an A3 (2-page), A2 (4-page) or A1 (8-page) format size. The Dimension utilizes Presstek’s ProFire laser imaging technology, and can produce completely imaged printing plates, ready to be mounted on a printing press, within 3 to 5 minutes depending on the plate size.

Vector
      In May of 2004, we introduced a new generation of CTP devices based on our new Sure Fire imaging system, which we call the Vector series of CTP devices. Presstek intends to market and distribute these products as ABDick-branded products. The most recent version of the Vector series, which we call the Vector TX52, is scheduled for commercial sale in mid 2005. Designed to image Presstek’s Freedom thermal plate, the Vector line is intended for maximum ease-of-use to streamline platemaking operations while delivering the speed, quality and performance that our customers demand. The Vector TX52 thermal plate-setter and Freedom chemistry-free plates are designed to provide the short-run, small format (52cm and under) printer with a unique metal platemaking solution for higher productivity, cleaner operation and lower production and material costs. The Vector TX52 will join the family of Presstek fully integrated, chemistry-free thermal metal CTP systems on the market.

      We continue to develop and commercialize our CTP systems. There can be no assurance, however, that we will be able to successfully commercialize these or other products, or enter into any additional arrangements that will result in the broader distribution of our Dimension product line.
Printing Plates

General
      Offset printing is the most widely used commercial method of producing printed materials for everyday use. The majority of quality, full color printing materials with which the average consumer comes into daily contact (like magazines, brochures catalogs and packaging) are produced using the offset printing process. Presstek’s products are designed for offset printing uses.
      Our DI and CTP printing plates are available in both wet offset and waterless form. Our waterless plates include PEARLdry and PEARLdry Plus for use on DI presses. Our wet offset thermal plates include Applause, Anthem and Freedom for CTP imaging. Our wet and waterless plates are based on our patented thermal imaging technology, where the plates respond to heat generated by high-powered lasers, and not to light. These plates also utilize unique chemistry-free processing methods.

PEARLdry
      The current PEARLdry Plus plate is a second-generation product based on our patented PEARLdry technology. The plate uses a specially formulated silicone material that is coated over the metalized infrared absorbing layer. Environmentally friendly, thin-film vacuum deposition processes produce the ultra-thin film coatings that facilitate ablative imaging without excessive residue and are the foundation of PEARLdry Plus plates for waterless printing. Our PEARLdry Plus spooled plates are used in a number of highly automated DI presses. The Dimension CTP platesetter and other CTP systems also are able to image the PEARLdry Plus plate.

Anthem
      Anthem plates for CTP systems feature Presstek’s patented polymer-ceramic technology and combine ablative imaging and chemical-free cleaning with run lengths of up to 100,000 impressions. The Anthem plate runs with a wide range of fountain chemistry and inks and can be imaged on other thermal CTP systems. Anthem’s market includes a broad base of installed conventional wet offset presses, currently the largest segment of the printing industry.

Applause
      The Applause plate is our first process-free plate product. This plate is designed for use on both on-press and off-press applications, with run lengths up to 100,000 impressions. We believe Applause is unique in that it is a truly the world’s first commercially available no-process plate. Unlike other digital plate products, Applause requires no intermediate steps between imaging and printing. Other benefits of Applause include excellent ink/water latitude, high resolution, and compatibility with the existing press chemistries. Applause is expected to be certified for third-party, non-proprietary thermal platesetters upon completion of ongoing qualification testing.

Freedom
      The Freedom plate is the latest chemistry-free plate product, introduced in September 2003. Like our Anthem plate, Freedom requires only a simple wash with water before printing. The unique surface structure of the plate results in fast make-ready, greater ink/water latitude and excellent durability. In addition, Freedom plates accommodate a wide range of industry standard inks and fountain solutions. Freedom plates deliver the performance characteristics and stability of conventional aluminum plates.

Aurora
      Precision’s Aurora process-free thermal printing plate delivers the performance of traditional CTP plates, with the benefits of process-less technology for standard 2-page, 4-page and 8-page formats. The Aurora’s surface structure results in fast make-ready, excellent durability and greater ink/water latitude, while delivering performance characteristics and stability of conventional aluminum plates.

Publica
      Precision’s Publica line of plates is an analog plate designed for the needs of the newspaper and high-volume web printing applications.

Qualis
      Qualis is Precision’s latest generation of high-quality, value-priced conventional (analog) aqueous-based subrative printing plates.
      Presstek continues to develop thermal consumable plate products that can be imaged by both its own DI systems as well as high-energy laser-based CTP and other computer-to-plate systems offered by leading manufacturers. There can be no assurance, however, that we will be able to successfully commercialize products that incorporate this technology.
Lasertel Diode Products
      The graphic arts industry continues to demand a high degree of speed, imaging resolution and accuracy without increasing costs. Our high-powered diode lasers are designed to achieve greater imaging power, uniformity and reliability at a low unit cost for the diode array. Writing speed and accuracy are increased, without increasing space and costs, by combining four fiber channels into a single optical module. These diodes, manufactured at our Lasertel subsidiary, also incorporate a number of packaging innovations that reduce the size of the device and facilitate incorporation into the ProFire Excel imaging module. In addition to manufacturing Presstek product, Lasertel also manufactures products for third-party customers in the industrial, medical and defense sectors.
Manufacturing
      We operate manufacturing sites in Hudson, New Hampshire, Tucson, Arizona, South Hadley, Massachusetts, and Rochester, New York. In general, we strive to employ the latest manufacturing techniques in our equipment assembly and plate manufacturing processes. Strategic procurement initiatives are in place to qualify and consolidate vendors, and establish active vendor report card programs to improve incoming quality and reduce product costs. With the addition of Precision and ABDick, we are continually evaluating similar operations in different plants to leverage our capabilities and achieve economies of scale. We also continually assess outside manufacturing capacity and review our existing manufacturing technologies when deciding whether to manufacture or to buy a product or component.
      Presstek’s DI imaging kits, CTP systems, and our PEARLdry Plus and Applause printing plate products are manufactured at our 165,000-square-foot state-of-the-art facility located in Hudson, New Hampshire. Equipment manufacturing employs the latest techniques in the assembly process, including point-of-use issue of parts, single flow process, and multiple operations done by each assembler.
      We use a number of outside vendors who supply components and sub-assemblies which are integrated into completed systems — either direct imaging systems used in DI presses, such as the Ryobi 3404DI, and the Heidelberg Quickmaster DI, or CTP imaging systems, such as the Dimension. These systems use semiconductor laser diode devices built to our specifications and supplied by our Lasertel subsidiary. We believe there are other sources available to manufacture the laser diodes to specification, in the future, if required.
      Plate manufacturing at our Hudson facility uses vacuum deposition technology to create ultra-thin imaging layers. We have a state-of-the-art solution coater capable of handling aqueous or solvent based fluids with best available environmental controls throughout the process. PET substrates are laminated to aluminum webs (spools) using electron beam curing technology. This eliminates the need for environmental emissions from a drying process. We utilize full converting capability, which provides high-speed slitting, spooling, formatting and final packaging.
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
      The Precision facility located in South Hadley, Massachusetts has 100,000 square-feet in two buildings, and performs aluminum plate manufacturing including in-line graining, anodizing, silicating, and multiple layer coatings. Raw aluminum is processed into lithographic printing plates for the conventional and digital markets. Besides Presstek Anthem and Freedom products and Precision-branded plates, including Aurora, this facility produces plates for a number of contract customers.
      We also manufacture plate-imaging units in our Rochester, New York facility. We use a number of outside vendors who supply components and sub-assemblies that are integrated into completed systems. This facility manufactures the ABDick-branded DPM line of polyester platesetters and the Vector TX52. We currently sub-lease the former A.B. Dick Company manufacturing facility, which has 194,000 square-feet. We plan to relocate these manufacturing operations to a smaller, more efficient location in 2005, reducing total space to approximately 50,000 square-feet. Like our Hudson facility, this operation employs the latest techniques in the assembly process, including point-of-use issue of parts, single flow process, and multiple operations done by each assembler.
      Our press products are manufactured under agreements with a press manufacturers located in Japan and Germany. We believe that there are other sources available to manufacture these products; however, if the supply of these presses were to be delayed, or if import restrictions were imposed, our ability to ship products in a timely manner could be adversely affected, which could have a material adverse effect on our business, results of operations and financial condition.
Marketing, Distribution and Customer Support
      Our sales strategy through 2004 was designed to distribute Presstek DI and CTP products and the related consumables to customers through independent graphic arts dealers and strategic OEM partnerships. With the addition of the ABDick segment, we are greatly enhancing our marketing, distribution and service capabilities to give Presstek direct access to end-user customers of our solutions and services.
      We plan to employ multiple technologies to solve customer problems. We will develop many of these technologies ourselves, and others we will acquire through partnerships. We intend to deliver those solutions through multiple channels, including a high performing value-added dealer network, a complementary ABDick segment direct sales and service force, and strategic OEM partners. With the addition of the ABDick segment, we have established a worldwide distribution network through which we market and sell CTP equipment and PEARLdry Plus Applause Anthem and Aurora thermal plate products as well as analog plates manufactured at Precision, and through which we expect to participate in the distribution of DI Presses. In addition, the ABDick segment also brings a world-wide service organization through which we provide service to products manufactured by Presstek and third-party vendors, the ABDick sales force represents our primary access to lead the analog-to-digital migration of its large installed customer base of smaller print establishments. In addition to our ABDick segment distribution network, our distribution network is supplemented with over 30 independent graphic arts dealers in 18 countries, including two national distributors, the Pitman Company and xpedx Graphic Systems, and several regional dealers in the United States. To supplement our direct distribution partners we also market and sell DI consumable products through our Presstek.com web site.
      We also have OEM agreements or reseller relationships with Ryobi, KBA and KPG and Heidelberg for direct imaging presses and related consumables. These agreements permit the OEM resellers and their dealers to sell DI-based equipment and consumable products under their own labels.

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
      We will utilize our ABDick direct sales force to lead the analog to digital migration of its large installed customer base of smaller print establishments. In addition:

•	We will employ multiple technologies to solve customer problems, many we will develop ourselves, and some we will acquire through partnerships.

•	We intend to deliver those solutions through multiple channels. Our channels to market will include a high performing value-added dealer network, a complementary ABDick direct sales force, and strategic OEM partners.
Strategic Relationships
      Presstek’s business strategy is based in part on strategic alliances and relationships with leading companies in the printing and graphic arts industry. This strategy includes licensing intellectual property; specialized product development based on our proprietary technologies; the manufacturing of imaging systems for inclusion in other manufacturers’ products; the sale, distribution and marketing of our own consumables as well as consumables manufactured by others; and the manufacturing of our patented thermal plate materials for use in Presstek’s and other manufacturers’ imaging hardware and printing presses.
      In conjunction with Ryobi, an international supplier of printing presses headquartered in Japan, we developed an A3 format size four-color DI sheet-fed press, which is marketed by Ryobi as the 3404DI. Incorporating our dual plate cylinder concept, this press features our internal automated plate cylinder design, our ProFire Excel technology, and our PEARLdry spooled plates. The small format of this press is designed to appeal to quick printers, in-plant printers, and copy centers looking to expand their services with offset color printing.
      In combination with KBA, an international supplier of printing presses of Germany, we have an agreement under which KBA markets and sells the 46 Karat press, an A3 format size four-color sheet-fed DI press, in certain geographic markets. The 46 Karat delivers fully automated plate advancing, imaging, ink presetting, and printing, using PEARLdry Plus spooled plates. KBA also manufactures and markets a digital offset press, the 74 Karat, which uses our PEARLdry plates, and related intellectual property under license. PEARLdry Plus plates for the 46 Karat are marketed directly by KBA and through Presstek’s European distributor network.
      We also developed a long-term relationship with Heidelberg the world’s largest manufacturer of printing presses and printing equipment based in Germany. This relationship was formalized with the signing of a Master Agreement, Supply Agreement, and a Technology License, collectively called the Heidelberg Agreements, in January 1991, which covered the integration of the DI technology into various presses manufactured by Heidelberg. Under the Heidelberg Agreements, Heidelberg is required to pay royalties to us based on the net sales prices of various specified types of Heidelberg presses on which our DI technology is used. The manufacture of components, at specified rates, for these presses and the commercialization of such presses are also covered by the Heidelberg Agreements. Heidelberg also has been provided with certain rights for use of the DI technology for the Quickmaster DI format size press. The Heidelberg Agreements expire in December 2011, subject to certain early termination and extension provisions.
      In July 2003, we entered into OEM consumables supply agreements with Heidelberg and Heidelberg USA that provide us with certain preferred supplier rights, which vary based on territory, time period and sales volume. Under the terms of the OEM agreements, which include minimum volume commitments from Heidelberg and Heidelberg USA, we will manufacture and supply Heidelberg branded consumable plate products for the

Heidelberg Quickmaster DI press. Shipments to Heidelberg of the branded consumable product began in August 2003. The OEM consumables supply agreement between Presstek and Heidelberg USA is scheduled to terminate on or about May 15, 2005.
      While our alliance with Heidelberg has been an important one, there are substantial risks associated with this relationship. Unlike our distribution relationships with companies such as Ryobi, we have no distribution rights to the Quickmaster DI, and must rely on Heidelberg to sell this press. We currently have no orders from Heidelberg for direct imaging kits used in the Quickmaster DI. Heidelberg has indicated, as a result of the global economic slowdown, that it has an inventory of direct imaging kits on hand to support its production requirements for six months. We do not believe that orders for direct imaging kits will resume in fiscal 2005. Sales to Heidelberg and its distributors represented approximately 9%, 21%, and 36% of revenue for fiscal 2004, 2003, and 2002, respectively. As a result of our expanded strategic partnerships and distribution channels, our sales to Heidelberg comprise a less significant share of total sales for fiscal 2004. The loss of Heidelberg and its distributors as customers, however, would have a material adverse effect on our business, results of operations and financial condition.
      We also have an agreement with KPG, a leading supplier of digital, conventional and business solutions for the graphic arts industry, granting KPG certain rights to market, sell and service a direct digital imaging press and related consumables in the United States and Canada. The KPG Direct Press 5334 and 5634 DI press solutions are two-page, four-color Ryobi platform DI presses which is enabled by Presstek’s ProFire and ProFire Excel imaging and thermal plate technology. These highly automated DI solutions are manufactured to KPG specifications and are designed to provide high quality offset printing.
      We also have a strategic OEM relationship with Ryobi through ABDick under which Ryobi provides a range of duplicators and 2- and 4-tower presses sold under the ABDick name. In addition, ABDick is reliant on its Private Label Sales Agreement with Mitsubishi Imaging (MPM), Inc., which we call Mitsubishi, under which ABDick has committed to purchase certain volumes of plate material from Mitsubishi.
      As a result of the acquisition of ABDick, we plan to utilize our newly-acquired distribution and service organization as an additional channel through which to sell and service our products. We are not currently aware of any conflict between our existing channel and/or OEM partners associated with the acquisition. There can be no guarantees that the acquisition of ABDick will not cause conflict with our existing OEM partners.
      We are pursuing other business relationships that we believe may result in broader use of our digital imaging and printing plate technologies, in existing as well as new applications. There can be no assurance, however, that any Presstek product, or any products incorporating our technology, will be able to compete successfully in these markets.
Competition
      We believe that our patented technologies, other intellectual property, thermal plate manufacturing facilities, and strategic alliances and worldwide distribution network provide us with a competitive advantage. However, several other companies address markets in which Presstek products are used and have products that are competitive to our patented direct imaging thermal plate technologies and related capabilities.
      In the area of direct imaging and the short-run, on-demand market, potentially competitive companies use electrophotographic technology, sometimes referred to as xerography, as the basis of their product lines. These companies include, among others, Canon Inc., Hewlett Packard Company, Kodak, and Xerox. These electrophotographic imaging systems use either wet or dry toners to create one to four (or more) color images on paper and typically offer resolutions of between 400 and 1200 dots per inch.
      Most of the major companies in the graphic arts industry have developed or are developing off-press CTP imaging systems. Potential competitors in this area include, among others, Agfa-Gevaert N.V., Creo Inc. (an acquisition of CREO has been announced by Eastman Kodak Company), DaiNippon Screen Mfg., Ltd., Fuji, Heidelberg, combinations of these companies, and other smaller or lesser-known companies. To date, these devices, for the most part, utilize printing plates that require a post-imaging photochemical developing step and/or other post processing steps such as heat treatment.

      We anticipate competition from printing plate companies that manufacture, or have the potential to manufacture, digital thermal plates. Such companies include, among others, Agfa-Gevaert N.V., CREO Inc., which we refer to as CREO, KPG, and Fuji Photo Film Co., Ltd. Kodak recently announced that it was exercising its rights under its joint venture agreement with Sun Chemical, Inc. regarding KPG and that Kodak would own KPG outright. Kodak also recently announced its intention to purchase the shares of CREO. It is impossible to determine the affect that these events will have on our competitive relationship with CREO or our ongoing strategic relationship with KPG. Were Kodak to sever our relationship with KPG or develop competing products, such actions could have a materially adverse effect on our business and negatively impact our financial condition and results of operations.
      Heidelberg is marketing a competitive plate product as an alternative to Presstek’s PEARLdry for the Quickmaster DI. This competitive plate has impacted the revenue generated by Presstek under its agreements with Heidelberg including the OEM consumables supply agreements entered into in July 2003. CREO is also marketing a competitive plate product as an alternative to Presstek’s PEARLdry for both the Ryobi and Quickmaster DI platforms. These competitive plates have impacted the revenue generated by Presstek under its agreements with Heidelberg and Ryobi, including the OEM consumables supply agreements with Heidelberg and Heidelberg USA entered into in July 2003. They could also lead to downward pricing pressure on our full line of spooled consumable products, which could have a material adverse effect on our business, results of operations and financial condition. Presstek has initiated patent infringement action against the Heidelberg and CREO products in the Federal Republic of Germany and the United States, respectively. Some of the graphic arts companies mentioned above have announced or released plates that eliminate the need for post image chemical processing including Agfa-Gevaert N.V., KPG, and Fuji Photo Film Co., Ltd. We cannot currently estimate the impact these competitive plates will have on our financial condition and results of operations.
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
      ABDick’s broad portfolio of equipment, supplies, and service has several competitors. In addition to those mentioned above, competitors include for Prepress: Esko-Graphics, ECRM, and RIPit; for Press: Ryobi, Hamada, Xerox, Canon, Ricoh, and HP; for Service: GBC, TSI (Tech Services International, owned by KPG), Service On Demand, Kodak, and some independent providers; for Dealers: xpedx, Pitman, and Enovation.
      Lasertel’s products can also be expected to face competition from a number of companies marketing competitive high-powered laser diode products such as Coherent Inc. and JDS Uniphase Corporation.
      Most of the companies marketing competitive products, or with the potential to do so, are well established have substantially greater financial, marketing and distribution resources than Presstek and its subsidiaries, and have established records in the development, sale and service of products. There can be no assurance that Presstek, Lasertel, Precision, or ABDick, any of our products, or any products incorporating our technology will be able to compete successfully in the future.
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
Patents, Trademarks and Proprietary Rights
      Our general policy has been to seek patent protection for those inventions and improvements likely to be incorporated into our products and services or where proprietary rights will improve our competitive position. As of January 1, 2005, our worldwide patent portfolio included over 120 patents. We believe these patents, which expire from 2008 through 2027, are all material to our business. We have applied for and are pursuing applications for 10 additional U.S. patents and 58 foreign patents. We have registered, or applied to register, certain trademarks in the US and other countries, including Presstek, DI, Dimension, ProFire, Anthem, Applause, and PEARLdry. We anticipate that we will apply for additional patents, trademarks, and copyrights, as deemed appropriate. There can be no assurance as to the issuance of any such patents or trademarks or the breadth or degree of protection that our patents, trademarks or copyrights may afford us.
      In addition to the Presstek patents indicated, there is currently one (1) US patent assigned to Precision, which will expire in 2017, and three (3) currently active ABDick patents, which will expire in 2007, 2020, and 2027. Precision and ABDick are subsidiaries of Presstek.
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
      In September 2003, Presstek filed an action against Fuji Photo Film Corporation, Ltd., in the District Court of Mannheim, Germany for patent infringement. In this action, Presstek alleges that Fuji has manufactured and distributed a product that violates a Presstek European Patent. Presstek seeks an order from the court that Fuji refrain from offering the infringing product for sale, from using the infringing material or introducing it for the named purposes, or from possessing such infringing material. A trial on the matter was held in November 2004 and in March 2005, and we await a final determination from the Court.
      In February 2005, Presstek filed an action against CREO, in the US District for the District of New Hampshire for patent infringement. In this action, Presstek alleges that CREO has manufactured and distributed a product that violates a Presstek US Patent. Presstek seeks an order from the court: holding that CREO has infringed the Patent, permanently enjoining CREO from infringing, inducing others to infringe or contributing to the infringement of the Patent, and seeking damages from CREO for the infringement.
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
Research and Development
      Research and product development expenses, related to our continued development of products incorporating DI and CTP technologies, including our semiconductor laser diodes, were $ 6.5 million, $7.1 million, and $9.3 million in fiscal 2004, 2003, and 2002, respectively. These research and development expenditures are primarily related to the Presstek segment.

Backlog
      As of February 25, 2005, we had a backlog of products under contract aggregating approximately $18.6 million compared to a consolidated backlog of approximately $12.6 million as of February 27, 2004. Substantially all backlog of products as of February 25, 2005 is expected to ship in 2005.
Employees
      As of January 1, 2005, Presstek had 1,089 employees worldwide. Of these, 44 are engaged primarily in engineering, research and development; 247 are engaged in sales and marketing, 376 are engaged in service and customer support, 318 are engaged primarily in manufacturing, manufacturing engineering and quality control; and 104 are engaged primarily in corporate management, administration and finance. None of our employees is represented by a labor union. We consider the relationship with our employees to be very good.
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
Glossary
      Set forth below is a glossary of certain terms used in this report:

A1 (8-page)	a printing term referring to a standard paper size capable of printing eight 8.5” x 11” pages on a sheet of paper

A2 (4-page)	a printing term referring to a standard paper size capable of printing four 8.5” x 11” pages on a sheet of paper

A3/B3 (2-page)	a printing term referring to a standard paper size capable of printing two 8.5” x 11” pages on a sheet of paper

Ablation	a controlled detachment/ vaporization caused by a thermal event, this process is used during the imaging of Presstek’s PEARL and Anthem consumables

Anthem	Presstek’s line of wet offset digital plates with a unique polymer-ceramic construction

Applause	Presstek’s new process-free wet offset digital plate

Computer-to-plate (CTP)	a general term referring to the exposure of lithographic plate material from a digital database, off-press

Direct Imaging (DI)	Presstek’s registered trademark for digital imaging systems that allow image carriers (film and plates) to be imaged from a digital database, on and off-press

Dots per inch (dpi)	a measurement of the resolving power or the addressability of an imaging device

Heidelberg	Heidelberger Druckmaschinen AG, one of the world’s largest printing press manufacturers, headquartered in Heidelberg, Germany

Infrared	light lying outside of the visible spectrum beyond its red-end, characterized by longer wavelengths; used in our thermal imaging process

KBA	Koenig & Bauer, AG, one of the world’s largest printing press manufacturers, headquartered in Wurzburg, Germany

KPG	Kodak Polychrome Graphics, a leading supplier of digital, conventional and business solutions for the graphic arts industry, headquartered in Norwalk, Connecticut

Lithography	printing from a single plane surface under the principle that the image area carries ink and the non-image area does not, and that ink and water do not mix

Off-press	making a printing plate from either an analog or digital source independent of the press on which it will be used

On-press	the use of Presstek’s direct imaging technologies to make a plate directly from a digital file on the press

PEARL	the name associated with Presstek’s first generation laser imaging technologies and related products and consumables

ProFire and ProFire Excel imaging systems	the Presstek components required to convert a conventional printing press into a direct imaging press, including laser diode arrays, computers, electronics

Dimension	Presstek’s product line of CTP off-press platemaking equipment

Platemaking	the process of applying a printable image to a printing plate

Prepress	graphic arts operations and methodologies that occur prior to the printing process; typically these include photography, scanning, image assembly, color correction, exposure of image carriers (film and/or plate), proofing and processing

Quickmaster DI	the second generation of direct imaging, waterless presses, highly automated with roll-fed PEARLdry Plus plate material, a joint development effort between Heidelberg and Presstek

Ryobi	Ryobi Limited of Japan, a printing press manufacturer headquartered in Japan

Ryobi 3404DI	an A3 format size four-color sheet-fed press, incorporating Presstek’s dual plate cylinder concept and PEARLdry Plus spooled plates, a joint development effort between Ryobi and Presstek

Semiconductor laser diode	a high-powered, infrared imaging technology employed in the DI imaging systems

Short-run markets/printing	a graphic arts classification used to denote an emerging trend for lower print quantities

Thermal	a method of digitally exposing a material via the heat generated from a laser beam

Vacuum deposition process	a technology to accurately, uniformly coat substrates in a controlled environment

Waterless	a lithographic printing method that uses dry offset printing plates and inks and does not require a dampening system

Item 2.     Properties
      Presstek’s manufacturing operations are conducted primarily in four locations. In addition, the Company maintains leased offices in approximately 11 locations in North America and 2 locations outside North America. The term of these leases generally range from one to three years.
      Our building located at 55 Executive Drive in Hudson, New Hampshire is a 165,000-square-foot facility, which we own. This building contains the corporate headquarters for all of our operating segments, as well as manufacturing operations, research and development activities, marketing and demonstration facilities, and various administrative and customer support activities for the Presstek segment.
      We also own a 75,000-square-foot facility in Tucson, Arizona, which is leased from us by Lasertel. This building contains the manufacturing operations, research and development activities, as well as the various administrative activities of the Lasertel segment.
      We also own two buildings in South Hadley, Massachusetts totaling approximately 100,000-square-feet. These buildings contain the manufacturing operations, research and development activities, as well as the various administrative activities of the Precision segment.
      Substantially all of the properties we own are secured by a five-year credit facility totaling $80.0 million.
      We also lease a 54,000 square-foot facility located in Niles, Illinois which contains the marketing and customer support activities, as well as, the administrative activities for the ABDick segment.
      We also lease a 194,000 square-foot facility located in Rochester, New York, which contains the primary manufacturing operations for the ABDick segment.
      We currently utilize approximately 70% of the capacity of our facilities. We believe that our existing facilities are well maintained, in good operating condition, and are adequate for our current and expected future operations.
Item 3.     Legal Proceedings
      In September 2003, Presstek filed an action against Fuji Photo Film Corporation, Ltd., in the District Court of Mannheim, Germany for patent infringement. In this action, Presstek alleges that Fuji has manufactured and distributed a product that violates Presstek European Patent 0 644 047 registered under number DE 694 17 129 with the German Patent and Trademark Office. Presstek seeks an order from the court that Fuji refrain from offering the infringing product for sale, from using the infringing material or introducing it for the named purposes, or from possessing such infringing material. A trial was held in November 2004 and March 2005, and we await a final determination from the Courts.
      In August 2003, the Company was served with a purported securities class action lawsuit filed on June 2, 2003 in the United States District Court for the Districts of New Hampshire against the Company and two of its former officers. This lawsuit was dismissed by the court, on October 4, 2004. The plaintiffs have appealed the court’s dismissal on November 4, 2004. On January 27, 2005, the plaintiffs withdrew their appeal and the matter was permanently closed in Presstek’s favor.
      In March 2005, Presstek filed an action against CREO, in the United States District Court for the District of New Hampshire for patent infringement. In this action, Presstek alleges that CREO has distributed a product that violates a Presstek United States patent. Presstek seeks an order from the court that CREO refrain from offering the infringing product for sale, from using the infringing material or introducing it for the named purposes, or from possessing such infringing material, and for the payment of damages associated with the infringement.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not Applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities
      Presstek’s common stock is quoted on the Nasdaq National Market under the symbol “PRST”. The following table sets forth the high and low bid prices per share of common stock for each full quarterly period within the two most recently completed fiscal years as reported by the NASDAQ National Market.

Fiscal Year Ended January 1, 2005	High	Low

First quarter	$12.20	$7.25
Second quarter	12.05	9.00
Third quarter	10.24	8.15
Fourth quarter	10.99	8.56

Fiscal Year Ended January 3, 2004	High	Low

First quarter	$5.72	$4.15
Second quarter	6.75	4.20
Third quarter	8.78	5.86
Fourth quarter	8.46	7.02
      On March 11, 2005 there were 2,695 holders of record of our common stock. The closing price of our common stock was $8.20 per share on March 11, 2005.
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
      The following selected financial data of the Company has been derived from the financial statements of the Company, appearing elsewhere herein (except for the statements of operations data for the fiscal years ended December 29, 2001 and December 30, 2000 and the balance sheet data at December 28, 2002, December 29, 2001, and December 30, 2000, which are not included in such financial statements).

	For the Fiscal Years Ended

	Jan 1,	Jan 3,	Dec 28,	Dec 29,	Dec 30,
	2005	2004	2002	2001	2000

	(Amounts in thousands, except earnings per share)
Revenue	$129,851	$87,232	$83,453	$102,303	$87,294

Costs and Expenses:
Cost of revenue (1)	87,387	51,151	54,639	64,395	46,747
Research and product development	6,460	7,061	9,303	11,719	15,897
Sales, marketing and customer support	17,675	12,272	10,767	13,311	9,856
General and administrative (2)	13,786	9,363	10,212	15,495	9,392
Special charges (credits) (3)	(392)	550	5,961	—	—

Total costs and expenses	124,916	80,397	90,882	104,920	81,892

Income (Loss) From Operations	4,935	6,835	(7,429)	(2,617)	5,402

Other Income (Expense):
Interest, net	(605)	(376)	(872)	(1,136)	(99)
Other, net	(265)	209	21	(63)	147

Other income (expense), net	(870)	(167)	(851)	(1,199)	48

Income (Loss) From Continuing Operations Before Income Taxes	4,065	6,668	(8,280)	(3,816)	5,450
Provision for Income Taxes	200	—	—	—	150

Income (Loss) From Continuing Operations	3,865	6,668	(8,280)	(3,816)	5,300
Discontinued Operations: (4)
Income (loss) from discontinued operations	—	1,429	—	—	600

Income (Loss) From Discontinued Operations	—	1,429	—	—	600

Net Income (Loss)	$3,865	$8,097	$(8,280)	$(3,816)	$5,900

Earnings (Loss) Per Share — Basic:
From continuing operations	$0.11	$0.20	$(0.24)	$(0.11)	$0.16
From discontinued operations	$0.00	$0.04	$0.00	$0.00	$0.02

Earnings (Loss) Per Share — Basic	$0.11	$0.24	$(0.24)	$(0.11)	$0.18

Earnings (Loss) Per Share — Diluted:
From continuing operations	$0.11	$0.20	$(0.24)	$(0.11)	$0.15
From discontinued operations	$0.00	$0.04	$0.00	$0.00	$0.02

Earnings (Loss) Per Share — Diluted	$0.11	$0.24	$(0.24)	$(0.11)	$0.17

Weighted Average Common Shares
Outstanding — Basic	34,558	34,167	34,124	34,096	32,826

Weighted Average Common Shares
Outstanding — Diluted	35,357	34,400	34,124	34,096	35,320

	Jan 1,	Jan 3,	Dec 28,	Dec 29,	Dec 30,
Balance Sheet Data as of:	2005	2004	2002	2001	2000

	(In thousands)
Working capital	$40,997	$42,512	$28,572	$26,741	$32,287
Total assets	171,318	106,528	101,796	106,844	115,902
Total borrowings	41,822	14,464	16,707	16,398	18,470
Stockholders’ equity	89,402	80,183	71,766	79,985	83,143

(1)	Included in 2002 was $3.7 million in cost of sales for inventory write-downs and other charges related to discontinued programs.

(2)	Includes a $2.1 million write-off recorded in fiscal 2001 for pre-payments made as a result of a supplier’s bankruptcy petition in 2002.

(3)	Special charges (credits) relates to repositioning activities and workforce reductions recorded in June 2002 and in May 2003.

(4)	Relates to the operations of Delta V Technologies, Inc., which were shutdown in fiscal 1999. See Note 2 to the company’s consolidated financial statements appearing elsewhere herein.

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
Overview
      Presstek is a market focused high-technology company primarily engaged in the manufacture and delivery of digital imaging solutions to the graphic arts and printing industries worldwide. We are a leader in the development of digital imaging capital equipment and consumables-based solutions that are economically beneficial to the user through a streamlined workflow and chemistry free, environmentally responsible operation.
      Through our various operations, we:

•	Develop and manufacture products that transfer digital images onto our proprietary chemistry-free printing plates, or consumables, using digital laser imaging equipment, targeting primarily the small and medium sized commercial print providers;

•	Are a leading sales and services company delivering Presstek solutions and those from other manufacturing partners through our ABD International business unit, known as ABDick;

•	Manufacture semiconductor solid state laser diodes for Presstek imaging applications and for use by external defense, industrial and medical applications; and

•	Manufacture and distribute both chemistry-free, digitally imaged printing plates, and printing plates for conventional print applications at our Precision Lithograining business segment.
      We have developed a proprietary system by which digital images are transferred onto printing plates for Direct Imaging on press applications and for computer-to-plate applications. We refer to Direct Imaging as DI and computer-to-plate as CTP. Our digital imaging systems enable customers to produce high-quality, full color lithographic printed materials more quickly and cost effectively than conventional methods that employ more complicated workflows and toxic chemical processing. This results in reduced printing cycle time and lowers the effective cost of production for commercial printers. Our solutions make it more cost effective for printers to meet the increasing demand for shorter print runs, higher quality color and faster turn-around times.
      Our ground breaking DI technology is marketed to leading press manufacturers. Our Presstek business segment supplies these manufacturers with imaging kits complete with optical assemblies and software which are integrated into the manufacturers’ presses. The result is a DI press, which is designed to image our printing plates. Similar digital imaging technologies are used in our CTP systems. Our Presstek business segment designs and manufactures CTP systems that incorporate our imaging technology and image our chemistry free printing plates.
      Lasertel, Inc., a subsidiary of Presstek, is primarily engaged in the manufacture and development of high-powered laser diodes for Presstek and for sale to external customers. Lasertel’s products include semiconductor lasers and active components for the graphics, defense, industrial, and medical industries. Lasertel offers high-powered laser diodes in both standard and customized configurations, including chip on sub-mount, un-mounted bars, and fiber-coupled devices, to support various applications.
      On July 30, 2004, we acquired all the stock of Precision Lithograining Corporation, an independent plate manufacturer and its affiliated company SDK Realty Corp., located in South Hadley, Massachusetts, for approximately $12.2 million in cash. Precision manufactures our Anthem and Freedom digital printing plates, and is also a provider of other conventional analog and digital printing plates for both web and sheet-fed printing applications to other external customers.
      In November 2004, we completed the acquisition of certain assets and the assumption of certain liabilities of The ABDick Company, through our wholly owned subsidiary, ABD International, Inc., for approximately $43.2 million. ABDick manufactures and markets offset systems and digital platemaking systems and related supplies for the graphic arts and printing industries. As a result of the acquisition of ABDick, management is currently finalizing plans to streamline and integrate the operations of ABDick with its current operations. The restructuring plan is expected to be substantially complete by June 2005. Total costs, primarily for severance and lease commitments, are expected to be approximately $1.5 million. Although the Company believes its estimated exit costs to be reasonable, actual spending for exit activities may differ from current estimated exit costs, which may impact the financial aggregate purchase price. In addition, the Company may incur certain direct acquisition costs subsequent to January 1, 2005, which will increase the total amount of direct acquisition costs included in the aggregate purchase price.
      We operate in four reportable segments, (i) the Presstek segment, (ii) the Lasertel segment, (iii) the Precision segment, and (iv) the ABDick segment.

•	The Presstek segment is primarily engaged in the development, manufacture and sale of our patented digital imaging systems and printing plate technologies for direct-to-press, or on-press, applications and CTP, or off-press, applications.

•	The Lasertel segment is primarily engaged in the development and manufacture of high-powered laser diodes for use by Presstek and for sale to external customers.

•	The Precision segment is primarily engaged in the manufacture and sale of our patented digital plates for development, as well as digital and analog plates for other customers.

•	The ABDick segment is primarily engaged in the manufacturing, marketing, distribution and sale of offset analog and digital platemaking equipment, consumables and related services for the graphic arts and printing industries.
      We generate revenue through four main sources: (i) the sale of our equipment, including DI presses, CTP devices, and imaging kits incorporated by leading press manufacturers into direct imaging presses for the graphic arts industry; (ii) the sale of high-powered laser diodes for the industrial and defense industries; (iii) the sale of our proprietary and non-proprietary consumables and supplies; and (iv) the servicing of offset printing systems and analog and digital platemaking systems. Our business strategy is centered on maximizing the sale of consumable products, and therefore our business efforts focus on the sale of “consumable burning engines” such as our DI presses and CTP devices. We rely on partnerships with press manufacturers such as Ryobi, Heidelberg and Koenig & Banner AG, or KBA to manufacture presses that use our proprietary consumables. We also rely on distribution partners, such as Kodak Polychrome Graphic, or KPG, to sell and distribute press and CTP systems and the related proprietary consumable products.
      Historically we have been reliant on our customer and strategic partner Heidelberger Druckmaschinen AG (“Heidelberg”) for a material share of our revenue. In fiscal 2002, we initiated a process to evaluate our resources and strategically re-focus the business. During this re-alignment, we decided to reposition and rescale our resources, and implemented cost savings programs in fiscal 2002 and 2003 to return to profitability. We expanded our strategic relationships with other press manufacturers and distributors such as Ryobi, KBA, and KPG to develop and distribute presses that incorporate our imaging technology and use our proprietary consumables, so as to lessen our reliance on any one partner. Prior to the acquisition of the business of the A.B. Dick Company we established a relationship with the company to sell Presstek CTP devices and consumables under their brand name. We are working with other CTP manufacturers to qualify our consumables on their systems. We believe this shift in strategy fundamentally enhances Presstek’s ability to expand and control its business.
      Our revenue for fiscal 2004 increased to $129.9 million, up by $42.7 million or 49% compared to $87.2 million in fiscal 2003. This increase was due to growth in Presstek’s core business of $9.9 million and the addition of revenue from two acquisitions of $32.8 million in the second half of 2004 which significantly contributed to fiscal 2004 revenues.
      We operate and report on a 52- or 53-week fiscal year, ending on the Saturday closest to December 31. Accordingly, the financial statements include the 52-week fiscal year ended January 1, 2005 (“fiscal 2004”), 53-week fiscal year ended January 3, 2004 (“fiscal 2003”), and the 52-week fiscal year ended December 28, 2002 (“fiscal 2002”).

RESULTS OF OPERATIONS
      The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year.

	Percentage of
	Total Revenue			Period-to-Period Change

				2004	2003
	Jan 1,	Jan 3,	Dec 28,	Compared	Compared
For the Fiscal Years Ended	2005	2004	2002	To 2003	To 2002

Revenue	100%	100%	100%	49%	5%
Costs and Expenses
Cost of revenue	67	59	65	71	(6)
Research and product development	5	8	11	(9)	(24)
Sales, marketing and customer support	14	14	13	44	14
General and administrative	11	11	12	47	(8)
Special charges	(1)	1	7	(71)	*

Total costs and expenses	96	92	109	55	(12)

Income (Loss) From Operations	4	8	(9)	(28)	*

Other Income (Expense)
Interest, net	(1)	*	(1)	(61)	(57)
Other, net	*	*	*	*	*

Other income (expense), net	(1)	*	(1)	*	*

Income (Loss) From Continuing Operations Before Income Taxes	3	8	(10)	(39)	181
Provision for Income Taxes	*	—	—	—	*

Income (Loss) From Continuing Operations	3	8	(10)	(42)	181
Income (loss) from discontinued Operations	—	1	—	*	*

Income (Loss) From Discontinued Operations	—	1	—	*	*

Net Income (Loss)	3	9	(10)	(52))	198

*	not meaningful

Fiscal 2004 versus Fiscal 2003

Revenue
      Revenue for fiscal 2004 of $129.9 million consisted of product sales, service revenue, royalties and license fees. Revenue for fiscal 2004 increased $42.7 million or 49%, compared with $87.2 million for fiscal 2003. This revenue increase resulted from growth in Presstek’s core business of $9.9 million and the addition in 2004 of two new segments, Precision and ABDick. Revenue since the acquisition dates from Precision (July 30, 2004) and ABDick (November 5, 2004) was $32.8 million.
      Product sales for equipment and spare parts were $41.3 million for fiscal 2004, an increase of $10.5 million or 34%, as compared to $30.8 million for fiscal 2003. This increase in product sales was due primarily to increased press sales of $6.0 million and the inclusion of $6.7 million in equipment sales from the ABDick segment. These increases were partially offset by volume decreases of $2.0 million in imaging kits sold to our press manufacturing partners.
      Revenue generated from the sale of consumable products was $75.0 million for fiscal 2004, an increase of $23.2 million or 45%, as compared to $51.8 million for fiscal 2003. This increase in revenue from consumables is primarily the result of the addition of $19.4 million in consumable sales from our two new business segments,

Precision and ABDick as well as an increase in sales of $13.7 million for Anthem and DI consumables used on the KPG, Ryobi and Karat presses as a result of the increase in the installed base of equipment using these consumables. Partially offsetting this increase was a volume decrease of $4.7 million for consumables used on the Quickmaster DI, primarily as a result of the availability of competitive products.
      Revenue generated from services, including installation and service contract revenue, was $13.1 million or 10% of revenue for fiscal 2004, an increase of $8.7 million, as compared to $4.4 million or 5% of revenue for fiscal 2003. This increase is due primarily to service maintenance agreements associated with the ABDick segment of $6.6 million and a increase of $2.0 million in installation and service maintenance agreements related to the Presstek Segment.
      Royalties and license fees for fiscal 2004 were $0.5 million, a decrease of $2.2 million or 81%, compared with royalties and license fees of $2.7 million in fiscal 2003, primarily as a result of the termination of the Xerox distribution agreement in 2003 which represented $1.7 million in license fees for fiscal 2003 and a decrease of $.6 million in royalties earned on the Quickmaster DI. Heidelberg has indicated, that it has a sufficient inventory of direct imaging kits on hand to support its current production requirements. We do not believe that orders from Heidelberg for direct imaging kits will resume during fiscal 2005.
      Revenue for the Presstek segment was $94.3 million for fiscal 2004, an increase of $8.8 million or 10%, as compared to $85.5 million for fiscal 2003. This increase results primarily from volume increases of $5.1 million in equipment sales and $3.8 million in consumable sales, a increase of $2.0 million in service revenue and offset partially by a decrease of $2.1 million in royalties and license fees.
      Revenue for the Lasertel segment was $2.9 million for fiscal 2004, an increase of $1.2 million or 71%, as compared to $1.7 million for fiscal 2003 and primarily related to the sale of products for defense industry applications.
      Revenue for the Precision segment was $8.4 million for fiscal 2004, which consists entirely of consumable sales and includes both analog and digital plates. This revenue reflects the results of Precision since the date of acquisition on July 30, 2004.
      Revenue for the ABDick segment was $24.3 million for fiscal 2004, which consists of $6.7 million in equipment sales, $11.0 million in consumable sales and $6.6 million in service revenue. This revenue reflects the results of ABDick since the date of acquisition on November 5, 2004.
      Revenue for the Presstek segment included:

•	Revenue generated under the Company’s agreements with Pitman Company and its distributors was $14.8 million for fiscal 2004, an decrease of $0.3 million or 2%, as compared to $15.1 million for fiscal 2003. Revenue from Pitman represented 11% and 17% of total revenue for fiscal 2004 and 2003, respectively.

•	Revenue generated under the Company’s agreements with Heidelberg and its distributors was $12.5 million for fiscal 2004, a decrease of $5.8 million or 32%, as compared to $18.3 million for fiscal 2003. Revenue from Heidelberg represented 9% and 21% of total revenue for fiscal 2004 and 2003, respectively.

•	Revenue generated under the Company’s agreements with KBA and its distributors was $7.6 million for fiscal 2004, an decrease of $1.4 million or 16%, as compared to $9.0 million for fiscal 2003. Revenue from KBA represented 6% and 10% of total revenue for both fiscal 2004 and 2003, respectively. This decrease is primarily the result of decreased press sales to KBA.

•	Revenue generated under the Company’s agreements with KPG was $13.6 million for fiscal 2004, an increase of $9.9 million or 268%, as compared to $3.7 million for fiscal 2003. Revenue from KPG represented 10% and 4% of total revenue for fiscal 2004 and 2003, respectively.
      In July 2003, we entered into OEM consumable supply agreements with Heidelberg and Heidelberg USA that provide us with certain preferred supplier rights, which vary based on territory, time period and sales volume. Under the terms of the OEM agreements, which include minimum volume commitments from Heidelberg and Heidelberg USA, we will manufacture and supply Heidelberg branded consumable plate products for the

Heidelberg Quickmaster DI press. Shipments to Heidelberg of the branded consumable product began in August 2003. The OEM consumables supply agreement between Presstek and Heidelberg USA is scheduled to terminate on or about May 15, 2005.

Cost of Product Revenue
      Cost of product revenue for fiscal 2004 of $78.3 million consists of the costs of material, labor and overhead, shipping and handling costs and warranty expenses. Cost of product revenue for fiscal 2004 increased $30.1 million or 62%, compared with $48.2 million in fiscal 2003. Gross margin as a percentage of product revenue was 33% for fiscal 2004, compared with 40% for fiscal 2003. The decrease in gross margin in 2004 is primarily the result of the two new business segments, Precision and ABDick both of which traditionally have lower gross margins than Presstek’s core business.
      Cost of product revenue for the Presstek segment was $52.0 million or 60% of product revenue for fiscal 2004, an increase of $6.7 million or 15% as compared to $45.3 million or 58% of product revenue for fiscal 2003. These increase relate primarily to the increase in product costs driven by increased product sales.
      Gross margin as a percentage of total product revenue for the Presstek segment was 40% for fiscal 2004, as compared to 42% for fiscal 2003. The gross margin decrease for fiscal 2004 was primarily the result of product mix changes, as equipment margins are generally lower than historical average margins, price reductions in our CTP Dimension equipment, and to a lesser extent, the reduction in sales of direct imaging systems to Heidelberg for use in Quickmaster DI as well as increased facilities and distribution costs of $1.2 million. In fiscal 2004 and 2003, we recorded net warranty costs of $1.1 million and $1.2 million, respectively, primarily related to the Dimension platesetter product.
      Cost of product revenue for the Lasertel segment was $4.1 million for fiscal 2004, an increase of $1.1 million or 37%, as compared to $3.0 million for fiscal 2003. The increase in manufacturing costs was primarily the result of increased volume associated with the production of laser diodes for both Presstek and external customers. As the Lasertel factory is operating at approximately 30% of capacity, the unabsorbed manufacturing overhead and total manufacturing costs associated with the production of these diodes is higher than the associated revenue. Lasertel margins would be expected to improve if more production overhead is absorbed by higher sales volume, either to Presstek or external customers.
      Cost of product revenue for the Precision segment was $8.2 million for fiscal 2004, and included $1.0 million in charges related to capacity and a quality improvement program implemented in the fourth quarter of fiscal 2004. This amount reflects costs incurred since the date of acquisition on July 30, 2004.
      Cost of product revenue for the ABDick segment was $14.0 million for fiscal 2004. The gross margin as a percentage of product revenue for the ABDick segment was 21% for fiscal 2004. This amount reflects costs incurred since the date of acquisition on November 5, 2004.

Cost of Service Revenue
      Cost of service revenue for fiscal 2004 of $9.1 million consists of the costs of spare parts, labor and overhead associated with the on going service of products. Cost of service revenue for fiscal 2004 increased $6.2 million or 214%, compared with $2.9 million in fiscal 2003.
      Cost of service revenue for the Presstek segment was $4.3 million or 67% of service revenue for fiscal 2004, an increase of $1.4 million or 48% as compared to $2.9 million or 67% of service revenue for fiscal 2003. This increase relates primarily to the increase in service costs driven by service revenue.
      Cost of service revenue for the ABDick segment was $4.8 million for fiscal 2004. The gross margin as a percentage of service revenue for the ABDick segment was 27% for fiscal 2004. This amount reflects costs incurred period since the acquisition on November 5, 2004.

Research and Product Development
      Research and product development expenses for fiscal 2004 of $6.5 million consisted primarily of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment, consumables and high-powered laser diode product development efforts. Research and product development expenses for fiscal 2004 decreased $0.6 million or 9% as compared to $7.1 million for fiscal 2003.
      Research and product development expenses for the Presstek segment were $5.4 million or 6% of Presstek revenue, a decrease of $0.9 million, as compared to $6.3 million or 7% of revenue for fiscal 2003. This decrease related primarily to a reduced expenses for salaries and benefits totaling approximately $402,000 as a result of headcount reductions in the third quarter of 2003, as well as reduced development costs of approximately $571,000 related to finalizing the development of our Pro Fire Excel product, offset partially by an increase of $223,000 in parts and supplies and professional and contractor services.
      Research and product development expenses for the Lasertel segment were $557,000 for fiscal 2004, a decrease of $244,000, as compared to $801,000 for fiscal 2003. This decrease relates primarily to reduced expenditures in salaries and benefits totaling $90,000, parts and supplies totaling $90,000, and professional and contractor services totaling $48,000.
      Research and product development expenses for the Precision segment were $249,000 for fiscal 2004. This amount reflects those costs incurred since the acquisition on July 30, 2004.
      Research and product development expenses for the ABDick segment were $ 279,000 for fiscal 2004. This amount reflects those costs incurred since the acquisition on November 5, 2004.

Sales, Marketing and Customer Support
      Sales, marketing and customer support expenses for fiscal 2004 of $17.7 million consisted primarily of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs related to our sales, marketing and customer support activities. Sales, marketing and customer support expenses for fiscal 2004 increased by $5.4 million or 44% as compared to $12.3 million for fiscal 2003. This increase was primarily due to the addition of $4.0 million in costs for 2004 related to two new business segments, Precision and ABDick in fiscal 2004.
      Sales, marketing and customer support expenses for the Presstek segment were $13.1 million or 14% of Presstek revenue for fiscal 2004, an increase of $1.2 million, as compared to $11.9 million, or 14% of fiscal 2003 revenue. This increase is primarily the result of an increase in salaries and related benefits of approximately $605,000 as a result of an increase in headcount, as well as professional fees of $422,000 associated with promotional activities directed at product distribution, and increased travel and related expenses of $150,000 for customer support activities.
      Sales, marketing and customer support expenses for the Lasertel segment were $438,000 for fiscal 2004, an increase of $76,000 as compared to $362,000 for fiscal 2003. This increase relates primarily to increased salaries and related benefits of approximately $26,000 and increased travel and trade show expenses of $60,000 related to marketing and promotional activities.
      Sales, marketing and customer support expenses for the Precision segment were $202,000 for fiscal 2004. This amount reflects costs incurred since the acquisition on July 30, 2004.
      Sales, marketing and customer support expenses for the ABDick segment were $3.9 million for fiscal 2004. This amount reflects costs incurred since the acquisition on November 5, 2005.

General and Administrative
      General and administrative expenses for fiscal 2004 of $13.8 million consisted primarily of payroll and related expenses for personnel, and contracted professional services necessary to conduct our finance, information systems, human resources, and administrative activities. General and administrative expenses for fiscal 2004 increased by $4.4 million or 47% as compared to $9.4 million for fiscal 2003. This increase was primarily due to the addition of $2.9 million in costs for fiscal 2004 related to two new business segments, Precision and ABDick.

      General and administrative expenses for the Presstek segment were $10.0 million or 11% of Presstek revenue for fiscal 2004, a increase of $1.6 million, as compared to $8.4 million or 10% of revenue for fiscal 2003. This increase relates primarily to increased legal fees of $500,000 related to the favorable outcome of a shareholder lawsuit and $600,000 in expenses related to compliance with Sarbanes-Oxley Section 404 requirements.
      General and administrative expenses for the Lasertel segment were $908,000 for fiscal 2004, a decrease of $72,000, as compared to $980,000 for fiscal 2003. This decrease relates primarily to the reduction of depreciation and amortization expense of $117,000 associated with fully depreciated information technology equipment, offset partially by higher professional fees of $25,000.
      General and administrative expenses for the Precision segment were $333,000 for fiscal 2004. This amount reflects costs incurred since the acquisition on July 30, 2004.
      General and administrative expenses for the ABDick segment were $2.6 million for fiscal 2004, which includes acquisition related charges totaling approximately $1.0 million. The remaining $1.6 million in expenses reflect those incurred since the date of acquisition.

Special Charges and Discontinued Programs
      In the second quarter of fiscal 2002, Presstek initiated a process to evaluate its resources and strategically re-focus the business. During this process, we evaluated all aspects of the business, and concluded to reposition and rescale our resources. As part of this exercise, we initiated various repositioning actions during the second quarter of fiscal 2002. These actions included the following: (i) creation of market-focused Direct Imaging and Computer-to-Plate product lines; (ii) creation of a new senior management organization; (iii) discontinuation of certain programs; and (iv) consolidation of our Hampshire Drive research and development facility into the main Executive Drive facility in Hudson, New Hampshire.
      In the second quarter of fiscal 2003, we recorded special charges of $550,000 related to severance and fringe benefit costs associated with the reduction of approximately 43 employees, primarily in manufacturing, research and development and administration in April 2003, of which $471,000 was recorded by the Presstek segment and $79,000 by the Lasertel segment. In 2004, the Company reversed $392,000 related to severance accrued in fiscal 2003 and 2002.
      We paid $2.7 million in fiscal 2003 as a result of the forgoing repositioning actions, and anticipate the remaining payments related to the discontinued programs and special charges will be completed by May 2005.

Other Income (Expense), net
      Other income (expense), net consists primarily of expense related to interest rate swap contracts and for foreign currency transactions related to our accounts receivable balance. Other expense, net was $265,000 for fiscal 2004, an increase of $474,000 as compared to $209,000 in other income, net for fiscal 2003.
      Interest income was $318,000 for fiscal 2004, a decrease of $13,000 as compared to $331,000 for fiscal 2003, primarily as a result of decreased cash balances available for investment. Interest expense was $923,000 for fiscal 2004, an increase of $216,000 as compared to $707,000 for fiscal 2003, primarily as a result of higher average debt balances attributable to the two acquisitions and higher interest rates on borrowings.

Provision for Income Taxes
      We recorded a provision for federal and state income taxes in fiscal 2004 of $200,000 using an effective tax rate of 5%. The rate differs from the statutory rate primarily due to the partial reversal of the valuation allowance related to net operating loss carryovers. The increase in the provision relates to the recognition of non-cash deferred tax liability for goodwill, foreign taxes and alternative minimum taxes. We did not record a provision for federal or state income taxes in fiscal 2003, due to net operating loss carryforwards used in the period.

Income (Loss) from Continuing Operations
      As a result of the foregoing, we had income from continuing operations of $4.0 million for fiscal 2004, as compared to a income from continuing operations of $6.7 million for fiscal 2003.

Fiscal 2003 versus Fiscal 2002

Revenue
      Revenue for fiscal 2003 of $87.2 million consisted of product sales, service revenue, royalties and license fees. Revenue for fiscal 2003 increased $3.8 million or 5% as compared to $83.5 million for fiscal 2002.
      Product sales for the Presstek segment, including equipment and consumables, were $78.4 million for fiscal 2003, an increase of $2.6 million or 3%, as compared to $75.8 million for fiscal 2002. This increase in product sales was due primarily to volume increases of $3.2 million in our CTP Dimension products and press products. These increases were partially offset by volume decreases of direct imaging kits sold to Heidelberg for use in the Quickmaster DI and decreased press shipments to Xerox, as well as volume decreases in the sale of our consumable products.
      The revenue generated from the sale of consumable products was $51.8 million for fiscal 2003, a decrease of $1.4 million or 3%, as compared to $53.2 million for fiscal 2002. This decrease in revenue from consumables was primarily the result of volume decreases of our Quickmaster DI consumables, as well as price reductions on sales of these consumables through select dealers in our European distribution channel. Consumable product revenue included sales under the Company’s agreements with Heidelberg and its distributors of $15.7 million and $21.8 million for fiscal 2003 and 2002, respectively.
      Revenue generated from services related to customer support, including installation and service contract revenue, was $4.4 million or 5% of revenue for fiscal 2003, an increase of $1.2 million, as compared to $3.2 million or 4% of revenue for fiscal 2002. This increase was due primarily to an increase in the sale of service maintenance agreements related to our CTP Dimension products.
      Royalties and license fees for fiscal 2003 were $2.7 million, a decrease of $1.8 million or 40%, as compared to royalties and license fees of $4.5 million for fiscal 2002, primarily as a result of decreased shipments to Heidelberg of direct imaging kits used in the Quickmaster DI. Heidelberg has indicated, that as a result of the global economic slowdown, it had a sufficient inventory of direct imaging kits on hand to support its production requirements. We currently have no orders from Heidelberg for direct imaging kits used in the Quickmaster DI.
      Revenue generated under the Company’s agreements with Heidelberg and its distributors was $18.3 million for fiscal 2003, a decrease of $11.9 million or 39%, as compared to $30.2 million for fiscal 2002. Revenue from Heidelberg represented 21% and 36% of total revenue for fiscal 2003 and 2002, respectively.
      Revenue generated under the Company’s agreements with KBA and its distributors was $9.0 million for fiscal 2003, an increase of $5.6 million or 165%, as compared to $3.4 million for fiscal 2002. Revenue from KBA represented 10% and 4% of total revenue for fiscal 2003 and 2002, respectively. These increases were primarily the result of increased press sales to KBA.
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
      In March 2003, we expanded the product offerings to select dealers in our European distribution channel to include the sale of Quickmaster DI consumables. In connection with this offering, we reduced pricing on our full line of spooled consumables distributed through this distribution channel by up to 20%. While the expected lost revenue resulting from the price reduction may be offset by increased revenue from increased volume of spooled consumable sales derived from additional presses installed and increased usage of spooled consumables, there can be no assurance that this expected lost revenue will be offset. In addition, market conditions may require us to expand the regions in which we offer reduced prices, or to further reduce our spooled consumable prices, which could further reduce our revenues in 2005 and beyond. This could have a material adverse effect on our business, results of operations and financial position.
      In March 2003, we terminated our supply and distribution agreement with Xerox for DocuColor DI presses. Xerox will no longer sell the DocuColor 233 DI-4, the DocuColor 400 DI-4 and the DocuColor 400 DI-5 presses and related consumables. The revenue generated from the sale of these presses was not material in fiscal 2003 or fiscal 2002, and as a result, the termination of this agreement has not had, and is not expected to have a material adverse effect on our business, results of operations and financial condition.
      Revenue for the Lasertel segment was $1.7 million for fiscal 2003, and primarily related to the sale of products for defense industry applications. Product sales to external customers for fiscal 2002 were not material.

Cost of Product Revenue
      Cost of product revenue consists of the costs of material, labor and overhead, shipping and handling costs and warranty expenses. Cost of products revenue for the Presstek segment was $45.3 million or 58% of Presstek product revenue for fiscal 2003, a decrease of $1.7 million or 4% as compared to $47.0 million or 62% of Presstek product revenue for fiscal 2002. Included in cost of products revenue for the Presstek segment for fiscal 2002 was a charge of $3.0 million, $2.0 million for inventory write-downs and $1.0 million for other charges associated with discontinued programs recorded in fiscal 2002 as part of the 2002 restructuring.
      Gross margin as a percentage of product revenue for the Presstek segment was 42% for fiscal 2003, as compared to 38% for fiscal 2002. The gross margin increase for fiscal 2003 was primarily the result of a decrease in inventory write-downs and other charges associated with discontinued programs, and reduced warranty costs. In fiscal 2003 and 2002, we recorded net warranty costs of $1.2 million and $1.9 million, respectively, primarily related to the Dimension platesetter product. Also in fiscal 2002, gross margin was unfavorably impacted by the charge related to inventory write-downs and other charges for discontinued programs noted above.
      Cost of product revenue for the Lasertel segment was $3.0 million for fiscal 2003, a decrease of $2.8 million or 48%, as compared to $5.8 million for fiscal 2002. The decrease in manufacturing costs of $2.2 million was primarily the result of yield improvements in 2003, as well as a reduction in inventory write-downs for discontinued programs as a result of a $688,000 charge recorded in the second quarter of fiscal 2002.

Cost of Service Revenue
      Cost of service revenue for fiscal 2003 of $2.9 million consists of the costs of spare parts, material, labor and overhead. Cost of service revenue for fiscal 2003 increased $1.0 million or 53%, compared with $1.9 million in fiscal 2002 for the Presstek segment. These increases relate primarily to the increase in service costs driven by service revenue.

Research and Product Development
      Research and product development expenses consist primarily of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment, consumables and high-powered laser diode product development efforts.
      Research and product development expenses for the Presstek segment were $6.3 million or 7% of revenue for fiscal 2003, a decrease of $2.8 million, as compared to $9.1 million or 11% of revenue for fiscal 2002. This decrease related primarily to a reduction in the number of development programs which resulted in reduced expenditures in salaries and benefits of $2.2 million, parts and supplies of $585,000, and professional and contractor services of $127,000. Presstek’s product development cycle centers around major industry trade shows, and as a result, our research and product development expenses vary in accordance with our product development cycle.
      Research and product development expenses for the Lasertel segment were $801,000 for fiscal 2003, an increase of $591,000, as compared to $210,000 for fiscal 2002. This increase related primarily to additional research and product development activities undertaken in the industrial markets which resulted in increased expenditures in salaries and benefits of $227,000 and increased parts and supplies of $260,000.

Sales, Marketing and Customer Support
      Sales, marketing and customer support expenses consist primarily of payroll and related expenses for personnel, advertising, trade shows and other promotional expenses, and travel costs related to our sales, marketing and customer support activities.
      Sales, marketing and customer support expenses for the Presstek segment were $11.9 million or 14% of Presstek revenue for fiscal 2003, an increase of $1.3 million, as compared to $10.6 million, or 13% of fiscal 2002 revenue. This increase was primarily the result of an increase of $1.1 million in salaries and related benefits, as well as professional fees increase of $365,000 associated with promotional activities directed at product distribution, offset in part by reduced travel and related expenses for customer support activities.
      Sales and marketing expenses for the Lasertel segment were $362,000 for fiscal 2003, an increase of $153,000 as compared to $209,000 for fiscal 2002. This increase related primarily to increased professional services of $51,000 for marketing and promotional activities, as well as increased travel and trade show expenses of $87,000.

General and Administrative
      General and administrative expenses consist primarily of payroll and related expenses for personnel, and contracted professional services necessary to conduct our finance, information systems, human resources, and administrative activities.
      General and administrative expenses for the Presstek segment were $8.4 million or 10% of revenue for fiscal 2003, a decrease of $466,000, as compared to $8.8 million or 11% of revenue for fiscal 2002. This decrease related primarily to decreased legal fees of $386,000 as a result of the resolution of patent litigation with Creo Products, Inc., as well as decreases in salaries and benefits of $214,000 as a result of a decrease in head count in the second quarter of fiscal 2003.
      General and administrative expenses for the Lasertel segment were $980,000 for fiscal 2003, a decrease of $382,000, as compared to $1.4 million for fiscal 2002. This decrease related primarily to the reduction of professional services and fees.

Special Charges and Discontinued Programs
      In the second quarter of fiscal 2002, Presstek initiated a process to evaluate its resources and strategically re-focus the business. During this process, we evaluated all aspects of the business, and concluded to reposition and rescale our resources. As part of this exercise, we initiated various repositioning actions during the second quarter of fiscal 2002. These actions included the following: (i) creation of market-focused Direct Imaging and Computer-to-Plate product lines; (ii) creation of a new senior management organization; (iii) discontinuance of certain programs; and (iv) consolidation of our Hampshire Drive research and development facility into the main Executive Drive facility in Hudson, New Hampshire.
      As a result of these actions, we recorded a charge of $3.7 million to cost of products revenue in fiscal 2002. This included $2.7 million for inventory write-downs and $1.0 million for other charges related to discontinued programs, $3.0 million of which was recorded by the Presstek segment, and $688,000 by the Lasertel segment.
      In addition, the Presstek segment recorded special charges of $6.0 million in fiscal 2002. The special charges included $850,000 related to severance and fringe benefit costs associated with the reduction of approximately 50 employees, primarily in manufacturing and research and development, $1.9 million related to the write-down of equipment and lease termination costs as a result of the Hampshire Drive consolidation, $1.6 million related primarily to other asset write-downs and costs associated with the repositioning, and $1.5 million related to executive contractual obligations, as a result of a separation agreement with Robert W. Hallman, former President and Chief Executive Officer of Presstek and the resignation agreement with Richard A. Williams, former Chief

Scientific Officer of Presstek. Under the terms of the separation agreement with Mr. Hallman, effective April 30, 2002, Presstek agreed to pay Mr. Hallman a separation payment equal to three times his current then annual salary, payable bi-weekly over 36 months, until May 2005. Under the terms of the resignation agreement with Mr. Williams, effective January 8, 2003, Presstek agreed to pay Mr. Williams a severance payment equal to $200,000 in 2003 and $100,000 in 2004, payable bi-weekly, until December 2004.
      In the second quarter of fiscal 2003, we recorded special charges of $550,000 related to severance and fringe benefit costs associated with the reduction of approximately 43 employees, primarily in manufacturing, research and development and administration in April 2003, of which $471,000 was recorded by the Presstek segment and $79,000 by the Lasertel segment.
      We paid $2.7 million in fiscal 2003 as a result of the forgoing repositioning actions, and anticipate the remaining payments related to the discontinued programs and special charges will be completed by May 2005. For more detail, see Note 12 to the Company’s financial statements appearing elsewhere herein.

Discontinued Operations
      During the third quarter of fiscal 2003, we filed a joint motion for dismissal from a lawsuit that PPG, Inc. brought against our subsidiary Delta V Technologies, Inc., whose operations were discontinued in fiscal 1999. As a result of the dismissal, we reversed all previously recorded liabilities associated with this discontinued operation in the third quarter of fiscal 2003, resulting in income of $1.4 million from discontinued operations in fiscal 2003.

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
Liquidity and Capital Resources
      We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings. At January 1, 2005, we had cash and cash equivalents of $8.7 million and working capital of $41.0 million as compared to cash and cash equivalents of $28.2 million and working capital of $42.5 million at January 3, 2004. The decrease in cash and cash equivalents of $19.5 million for fiscal 2004 was primarily due to net cash used for the acquisitions of Precision and ABDick of $12.2 million and $43.2 million, respectively, partially offset by net cash provided by operating activities of $6.0 million, additional net borrowings of $27.0 million, and other financing activities of $5.2 million.
      During 2004, we generated cash from operating activities of $6.0 million for the fiscal year ended January 1, 2005 as compared to $13.9 million for the fiscal year ended January 3, 2004. The primary sources of cash from continuing operating activities were net income of $3.9 million, non-cash charges of depreciation and amortization of $9.2 million, and other non-cash charges for warranty and accounts receivable and other non-cash charges of $3.0 million, offset by an increase in working capital, net of acquisitions and the change in cash balances of $10.0 million.
      Working capital changes primarily included increases in inventories and accounts receivable of $6.5 million and $6.5 million, respectively, as well as a decrease in accounts payable of $4.5 million and an increase in accrued expenses and deferred revenue of $7.9 million. The increase in trade receivables of $6.5 million relates to the revenue increase primarily in the Presstek segment, and the incremental increase in revenue of the Precision segment since the acquisition date. The increase in inventories was primarily attributable to the impact of transitioning to new products in the Presstek segment. The decrease in accounts payable was primarily due to the timing of purchases and payments to suppliers. The increase in accrued expenses was primarily due to increased salaries and benefits of $4.0 million and $3.3 million in other current liabilities.
      During 2004, we used cash of $57.7 million for investing activities, primarily for the acquisition of Precision, of $12.2 million and the acquisition of ABDick of approximately $43.2 million, as well as, additions to plant and equipment used in the business of $2.2 million.
      Net cash provided by financing activities for the fiscal year ended January 1, 2005 totaled $32.2 million, and consisted primarily of cash received from the exercise of stock options in the amount of $5.2 million, proceeds received as a result of the refinancing of our credit facilities of $35.0 million, offset by payments made on our term loan of $14.5 million.
      In November 2004, in connection with the acquisition of certain assets from The ABDick Company, we replaced our then current credit facilities with $80.0 million in Senior Secured Credit Facilities (the “Facilities”) from three lenders. The terms of the Facilities include a $35.0 million five year secured term loan (the “New Term Loan”) and a $45.0 million five year secured revolving line of credit (the “New Revolver”), which have replaced the Term Loan and Revolver entered into in October 2003. At January 1, 2005, we had $27.2 million available under the revolving line of credit loan, reduced by $11.0 million outstanding under letters of credit. Principal payments on the New Term Loan will be made in consecutive quarterly installments beginning on March 31, 2005 initially in the amount of $250,000, and continuing quarterly thereafter in the amount of $1,750,000, with a final settlement of all remaining principal and unpaid interest on November 4, 2009. The Facilities were used to partially finance the acquisition of certain assets from The ABDick Company, and will be available for working capital requirements, capital expenditures, acquisitions, and general corporate purposes. Borrowings under the Facilities bear interest at either (i) the LIBOR rate plus applicable margins or (ii) the Prime Rate, as defined in the agreement, plus applicable margins. The applicable margins range from 1.25% to 4.0% for LIBOR, or 0% to 1.75% for the Prime Rate, based on certain financial performance.
      Under the terms of the New Revolver and New Term Loan, we are required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA and minimum fixed charge coverage covenants. As of January 1, 2005, we were in compliance with all financial covenants.
      We have future contractual payment obligations through 2009 that primarily relate to debt, royalty obligations, executive contractual obligations and operating leases. The following table represents our future commitments at January 1, 2005:

					More Than
	Total	Less Than 1 Year	1-3 Years	3-5 Years	5 Years

Credit facilities	$41,822	$12,322	$21,000	$8,500	$—
Royalty obligation	10,027	1,200	8,827	—	—
Executive contractual obligations	2,548	1,463	1,085	—	—
Operating leases	4,209	3,177	969	63	—

Total contractual obligations	$58,606	$18,162	$31,881	$8,563	$—

      Additionally, under our credit facilities, interest expense will range from $0.3 million to $2.2 million per year over the term of the facility.

      Our anticipated capital expenditures for fiscal 2005 are approximately $10.0 million, of which $5 million relate primarily to the purchase of capital equipment to be used in the production of our DI and CTP equipment and consumable products.
      Heidelberg is marketing a competitive plate product as an alternative to Presstek’s PEARLdry for the Quickmaster DI. CREO is also marketing a competitive plate product as an alternative to Presstek’s PEARLdry for both the Ryobi and Quickmaster DL platforms. These competitive plates have impacted the revenue generated by Presstek under its agreement with Heidelberg and Ryobi, including the OEM consumables supply agreements with Heidelberg and Heidelberg USA entered into in July 2003. They could also lead to downward pricing pressure on our full line of spooled consumable products, which could have a material adverse effect on our business, results of operations and financial condition. Presstek has initiated patent infringement action against the Heidelberg and Creo products in the Federal Republic of Germany and the United States, respectively.
      We believe that existing funds, cash flows from operations, and cash available under our New Revolver should be sufficient to satisfy working capital requirements and capital expenditures through the next twelve months. There can be no assurance, however, that we will not require additional financing, or that such additional financing, if needed, will be available on acceptable terms.

Effect of Inflation
      Inflation has not had, and is not expected to have, a material impact on our financial conditions or results of operations.

Net Operating Loss Carryforwards
      As of January 1, 2005, we had net operating loss carryforwards totaling approximately $84.2 million, of which $49.2 million resulted from stock option compensation deductions for tax purposes and $35 million resulted from operating losses. To the extent net operating losses resulting from stock option compensation deductions become realizable, the benefit will be credited directly to additional paid in capital. The amount of the net operating loss carryforwards that may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of our common stock.
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
      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a complete discussion of our accounting policies, see Note 1 to our consolidated financial statements appearing elsewhere herein.

Revenue Recognition
      The Company generates revenue through four main sources; equipment sales, laser diode sales, consumable sales and the sale of installation services, training, support services and equipment maintenance contracts.

      The Company recognizes revenue when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collection is reasonably assured, and no future services are required.
      The Company records revenue for product sales net of estimated returns, which are adjusted periodically, based upon historical rates of return. Equipment revenue and any related royalties for products sold to original equipment manufacturers is recognized at the time of shipment. Contracts with OEM’s do not include price protection or product return rights. Revenue for equipment sold to distributors, whereby the distributor is responsible for installation, is recognized at shipment. Revenue for equipment sold to distributors whereby the Company is responsible for installation, for which the installation is not deemed inconsequential, is recognized upon completion of installation and customer acceptance. Contracts with distributors do not include price protection or product return rights, however the Company may elect in certain circumstances to accept returns for product. Revenue for installation services is recognized after installation has occurred. Revenue related to service maintenance agreements is recognized ratably over the duration of the particular contract. Revenue for training and support services is recognized upon completion of the training and services. Certain fees and other reimbursements are recognized as revenue when the related services have been performed or the revenue otherwise earned. Deferred revenue includes certain customer advances received as a result of the Company’s distribution agreements and service maintenance agreements. This revenue is recognized as product is shipped or services are performed. The Company may enter into multiple element arrangements and follows Emerging Issues Task Force (EITF) No. 00-21, “Revenue Arrangements with Multiple Arrangements.” Based upon the criteria contained in EITF No. 00-21, the Company has determined that its deliverables within multiple-elements revenue arrangements represent separate units of accounting. Revenue is allocated to the separate units of accounting based on the relative fair values of the individual units of accounting. A general right of return or cancellation does not exist once the product is delivered to the customer.
      The Company accounts for shipping and handling fees passed on to customers as revenue.

Allowance for Doubtful Accounts
      Presstek evaluates its accounts receivable on an ongoing basis and establishes an allowance for doubtful accounts based on specific customer circumstances and on its historical rate of write-offs. We include any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in an overall allowance for doubtful accounts. After reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. We believe the allowance for doubtful accounts as of January 1, 2005 is adequate. However, actual write-offs might exceed the recorded allowance.

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

Goodwill and Other Intangible Assets
      Presstek has goodwill and net intangible assets excluding patents of $26.5 million at January 1, 2005. We are required to evaluate the impairment annually of goodwill and identifiable intangible assets and property and equipment, or more frequently when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. An impairment charge would be recorded if such as assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price for a sustained period of time. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in the models and valuation reports. Different assumptions and judgment determination could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made. For purposes of the annual impairment test, which will occur on July 2, 2005, goodwill of $5.4 million has been assigned to the Precision business segment and $13.5 million has been assigned to the ABDick business segment.

Accounting for Income Taxes
      As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. To do this, we estimate our actual current tax liabilities, while also assessing temporary differences resulting from differing treatment of items, such as depreciation and expense accruals, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. To the extent we reverse any portion of the valuation allowance, we must recognize a benefit within the tax provision in the statement of operations or to additional paid-in capital for the benefit of deductions for stock option exercises.
      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In determining whether to establish a valuation reserve for its deferred tax loss assets Presstek considered its historic lack of substantial taxable profits, its internal projections concerning future taxable operations, the assumptions underlying such projections and the likelihood of achieving such future taxable operations. Presstek determined that there is sufficient uncertainty with respect to its ability to achieve profitable operations in future periods that we cannot justify the recording of an income tax asset and, accordingly, we established a valuation reserve in the full amount of its deferred tax assets. As a result of the acquisitions of Precision and ABDick, we recorded a deferred tax liability that relates to the U.S. goodwill which is considered indefinite-lived.

Recently Issued Accounting Standards
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4, SFAS No. 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing”, to clarify the abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company has not yet assessed the impact of adopting this new standard.
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R is effective for the first interim or annual reporting period that begins after June 15, 2005.
      The Company is currently evaluating the two methods of adoption allowed by SFAS 123R; the modified-prospective transition method and the modified-retrospective transition method. Adoption of SFAS 123R will materially increase stock compensation expense and decrease net income. In addition, SFAS 123R requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations.
Off-Balance Sheet Arrangements
      We have no off-balance sheet arrangements.
FORWARD-LOOKING STATEMENTS AND RISK FACTORS
      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
      Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the following:

•	our expectations for our financial and operating performance in 2005 and beyond;

•	the adequacy of internal cash and working capital for our operations;

•	our ability to supply sufficient product for anticipated demand and production delays associated with such demand;

•	availability of component materials;

•	management’s plans and goals with regard to our shipping and production capabilities, including the adequacy of our facilities for present and expected future operations;

•	the availability of alternative suppliers and manufacturers;

•	timing of product roll-out and acceptance by the market;

•	manufacturing constraints or difficulties;

•	the introduction of competitive products into the marketplace;

•	management’s plans and goals for our subsidiaries;

•	the ability of our subsidiaries to generate positive cash flows in the near term;

•	our subsidiaries’ ability to produce commercially competitive products;

•	the strength of our various strategic partnerships both on manufacturing and distribution;

•	our ability to secure other strategic alliances and relationships;

•	our expectations regarding the Company’s strategy for growth, including statements regarding the Company’s expectations for continued product mix improvement;

•	the Company’s expectations regarding the balance, independence and control of its business;

•	the resulting and expected effects and benefits from the Company’s transformation efforts;

•	the Company’s expectation regarding the strength and improvement of the Company’s fundamentals, including management of its financial controls;

•	the Company’s expectations relating to the Heidelberg overstock position;

•	our expectations and plans regarding market penetration, including the strength and scope of our distribution channels and our expectations regarding sales of DI presses or CTP devices;

•	the expansion of our products and technology;

•	the status of the Company’s technology leadership;

•	the commercialization and marketing of the Company’s technology;

•	our expectations regarding the sale of our products and use of our technology;

•	our current plans for product development and the expected market acceptance of recently introduced products and the likely acceptance of planned future products;

•	the expected growth in market share;

•	our expectations regarding performance of existing, planned and recently introduced products;

•	the effects, market acceptance, or pricing of competitive products, including the possibility of a competitive plate product being introduced by a strategic partner;

•	the placement of orders for direct imaging kits;

•	our expectations regarding reductions in warranty costs;

•	statements regarding the profitability of process-free CTP;

•	the adequacy of our intellectual property protections and our ability to protect and enforce our intellectual property rights; and

•	the expected effect of adopting recently issued accounting standards, among others.
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
      We are substantially dependent on Heidelberg for a portion of our revenue and the loss of Heidelberg as a customer or a significant reduction in revenue from sales to Heidelberg would adversely affect our business. We have had an important long-term relationship with Heidelberg. Since entering into our strategic alliance with Heidelberg, our sales of products to Heidelberg have constituted a material portion of our total revenue. For our 2004, 2003 and 2002 fiscal years our sales to Heidelberg accounted for approximately 9%, 21%, and 36%, respectively of our total revenue. There can be no assurance that our relationship with Heidelberg will continue. The loss of Heidelberg as a customer, or a material decrease in the revenue we receive from direct imaging kit sales or consumable sales to Heidelberg, would have a material adverse affect on our business, results of operations and financial condition. Heidelberg is marketing a competitive plate product, as an alternative to Presstek’s PEARLdry for the Quickmaster DI. The introduction of a competitive plate could reduce the revenue generated by Presstek under its agreements with Heidelberg, including the OEM agreements entered into in July 2003. It could also lead to downward pricing pressure on our full line of spooled consumable products, which could have a material adverse effect on our business, results of operations or financial condition.
      We currently have no orders from Heidelberg for direct imaging kits used in the Quickmaster DI. Heidelberg has recently indicated, as a result of the global economic slowdown, that it had a sufficient inventory of direct imaging kits on hand to support its production requirements for six months. We have no reason to believe that orders for direct imaging kits will resume in fiscal 2005.

      We are substantially dependent on our strategic alliance, as well as our manufacturing and distribution relationships to develop and grow our business. The loss or failure of one or more of our strategic partners could significantly harm our business. Our business strategy to date has included entering into strategic alliances with major companies in the graphic arts industry and other markets. The implementation of this strategy has included, among other things, licensing our intellectual property, developing specialized products based on our proprietary technologies and manufacturing imaging systems for inclusion in other manufacturers’ products. Our strategy has also involved identifying strategic manufacturing and distribution partners to aid in developing new market channels for our products. This strategy led to the development of our relationship with Heidelberg. It also led to the development of relationships with other strategic partners, including KBA, Ryobi and KPG. We are dependent on many of these partners for future sales of both existing and planned products. This means that the timetable for finalizing development, commercialization and distribution of both existing and planned products is dependent upon the needs and circumstances of our strategic partners. We have experienced and will continue to experience technical difficulties from time to time, which may prevent us from meeting certain production and distribution targets. Any delay in meeting production and distribution targets with our strategic partners may harm our relationships with them and may cause them to terminate their relationship with us. Our strategic partners may not develop markets for our products at the pace or in the manner we expect, which may have an adverse effect on our business. They may also terminate their relationships with us for circumstances beyond our control, including factors unique to their businesses or their business decisions. In addition, we may mutually agree with one or more of our partners to terminate our relationship with them for a variety of reasons. For example, in March 2003, we agreed with Xerox to terminate our supply and distribution agreement with them for DocuColor DI presses. As a result, Xerox no longer sells the DocuColor 233 DI-4, the DocuColor 400 DI-4 and the DocuColor DI-5 presses and related consumables. While we do not believe the termination of our relationship with Xerox has had a material adverse impact on our business, we cannot assure you that the termination of any of our other relationships with our strategic partners will not have an adverse impact on our business in the future.
      We are also unable to control factors related to the businesses of our strategic partners. As an example, in February 2002, Adast, a past manufacturing partner of ours, announced that it had joined a bankruptcy petition filed by its creditors. As a result of this development, we adjusted our fiscal 2001 fourth quarter net income and balance sheet to include an additional write-off of approximately $2.1 million to cover prepayments made to Adast for work in-progress. There can be no assurance that similar events will not occur with our other strategic partners.
      Given the uncertainties surrounding many of our strategic partners, there can be no assurance that our existing strategic relationships will prove successful. There can also be no assurance that our existing relationships with Heidelberg, KBA, Ryobi, or KPG or any of our other strategic, manufacturing or distribution partners will be successful. The loss of Heidelberg, KBA, Ryobi, KPG or other principal customers or strategic partners could have a materially adverse effect on our business, results of operations and financial condition.
      While we continue to explore possibilities for additional strategic relationships and alliances, there can be no assurance we will be successful in this regard. Our failure to develop new relationships and alliances could have a significant adverse effect on our business.
      Our acquisition of ABDick may affect our relationship with our third-party distribution and service partners, which may negatively affect our sales and distribution channels. Prior to the addition of ABDick, distribution and service of our CTP products was performed by our third-party partners, including Pitman and xpedex and a series of independent dealers. Additionally, the distribution and service of our DI products were provided by OEM and other third party partners, including Heidelberg, KBA and KPG. With the addition of ABDick, we plan to utilize our newly-acquired distribution and service organization as a new channel through which to sell and service our products, as a supplement to our existing distribution network. At this time, we are not aware of any conflicts between our existing channel and/or OEM partners associated with the initiation of this channel. However, there can be no guarantees that the establishment of this new distribution channel will not cause conflict with our existing distribution and OEM partners, which could have an adverse effect on our relationship with our distribution and/or OEM partners, which could result in our sales being negatively affected.

      Any failure by us to manage acquisitions successfully could harm our financial results, business and prospects. The operations of Presstek have substantially changed over the last twelve months as a result of the acquisitions of Precision and ABDick and will continue to evolve through 2005 as we integrate these two businesses. As part of our business strategy, over the next few years, we may further expand our business through the acquisition of complementary businesses worldwide. We cannot assure you that we will be able successfully to integrate any future acquisitions, which could adversely impact our long-term competitiveness and profitability.
      Any future acquisitions will involve a number of risks that could harm our financial condition, results of operations and competitive position. In particular:

•	The integration process could disrupt the activities of the businesses that are being combined. The combination of the businesses or plants may require, among other things, coordination of administrative and other functions and consolidation of production capacity. Plant consolidation may strain our ability to deliver products of acceptable quality in a timely manner from consolidated facilities. We may experience attrition among the skilled labor force at the companies acquired in reaction to being acquired and in reaction to our consolidation of plants.

•	The execution of our integration plans may divert the attention of our management from operating our existing business.

•	We may assume known and unanticipated liabilities and contingencies.

•	Future acquisitions could cause a reduction of our reported earnings because of the use of capital, the issuance of additional securities or debt, increased interest expense, goodwill write-offs and an increased income tax rate.
      With respect to our strategic plan to grow in part through acquisitions, we cannot assure you that we will be able to identify suitable acquisitions at acceptable prices or that we will have access to sufficient capital to take advantage of desirable acquisitions. We cannot assure you that our future acquisitions will have revenues, profits or productivity comparable to those of our past acquisitions. Future acquisitions may require substantial capital. Although we expect to use borrowings under our senior credit facility to pursue these opportunities, we cannot assure you that such borrowings will be available in sufficient amounts or that other financing will be available in amounts and on terms that we deem acceptable. Our financial performance and the condition of the capital markets will affect the value of our common stock, which could make it a less attractive form of consideration for making acquisitions.
      Our lengthy and variable sales cycle makes it difficult for us to predict when or if sales will occur and therefore we may experience an unplanned shortfall in revenues. Our products have a lengthy and unpredictable sales cycle that contributes to the uncertainty of our operating results. Customers view the purchase of our products as a significant capital outlay and, therefore, a strategic decision. As a result, customers generally evaluate our products and determine their impact on existing infrastructure over a lengthy period of time. Our sales cycle has historically ranged from approximately one to six months based on the customer’s need to rapidly implement a solution and whether the customer is new or is extending an existing implementation. The sale of our products may be subject to delays if the customer has lengthy internal budgeting, approval and evaluation processes. We may incur significant selling and marketing expenses during a customer’s evaluation period. Larger customers may purchase our products as part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays in the recognition of our revenues. If revenues forecasted from a specific customer for a particular quarter are not realized or are delayed to another quarter, we may experience an unplanned shortfall in revenues, which could have a material adverse effect on our business, results of operation and financial condition.
      We may not be able to increase revenues if we do not expand our sales and distribution channels. We will need to expand our global sales operations in order to increase market awareness and acceptance of our line of products and generate increased revenues. We market and distribute our products indirectly through our global partner and distributor network and directly in Europe through our ABDick UK subsidiary. We believe that our future success is dependent upon expansion of global distribution channels. We cannot be certain that we will be able to maintain our current relationships or establish new relationships with additional distribution partners on a timely basis, or at all. With the addition of ABDick, we plan to utilize our newly-acquired distribution and service organization as a new channel through which to sell and service our products, as a supplement to our existing distribution network. At this time, we are not aware of any conflicts between our existing channel and/or OEM partners associated with the initiation of this channel. However, there can be no guarantees that the establishment of this new distribution channel will not cause conflict with our existing distribution and OEM partners, which could have an adverse effect on our relationship with our distribution and/or OEM partners, which could result in our sales being negatively affected.
      In March 2003, we expanded our product offerings to select dealers in our European distribution channel to include the sale of Quickmaster DI consumables. In connection with this offering, we reduced pricing on our full line of spooled consumables distributed through this distribution channel by up to 20%. While the expected lost revenue resulting from the price reduction may be offset by increased revenue from increased volume of spooled consumable sales derived from additional presses installed and increased usage of spooled consumables, there can be no assurance that the expected lost revenue will be offset. In addition, market conditions may require us to expand the regions in which we offer reduced prices, or to further reduce our spooled consumable prices, which could further reduce our revenues in 2005 and beyond. Though this has not had a material adverse effect on our business, this could have a material adverse effect on our business, results of operations and financial position.
      Our growth strategy may include licenses or acquisitions of technologies or businesses, which entail a number of risks. As part of our strategy to grow our business, we may pursue licenses of technologies from third parties or acquisitions of complementary products lines or companies, and such transactions entail a number of risks. We may expend significant costs in investigating and pursuing such transactions, and such transactions may not be consummated. If such transactions are consummated, we may not be successful in integrating the acquired technology or business into our existing business to achieve the desired synergies. Integrating acquired technologies or businesses may also require a substantial commitment of our management’s time and attention. We may expend significant funds to acquire such technologies or businesses, and we may incur unforeseen liabilities in connection with any acquisition of a technology or business. For instance, as a result of our acquisition of certain assets from The ABDick Company completed in November 2004, we expect to incur an additional $1.5 million in integration and restructuring costs over the next several quarters, in addition to the $2.6 million in acquisition-related expenses already incurred. Any of the foregoing risks could result in a material adverse effect on our business, results of operations and financial conditions.
      We face risks associated with our efforts to expand into international market and such risks could result in diversion of our management’s attention from our existing business and/or cause us to incur additional expected and unexpected costs associated with penetrating, operating in and servicing such markets, any of which could have a material adverse effect on our financial condition and results of operation. We intend to expand our global sales operations and enter additional international markets, which will require significant management attention and financial resources. International sales are subject to a variety of risks, including difficulties in establishing and managing international distribution channels, in serving and supporting products sold outside the United States and in translating products and related materials into foreign languages. International operations are also subject to difficulties in collecting accounts receivable, staffing and managing personnel and enforcing intellectual property rights. Other factors that can adversely affect international operations include fluctuations in the value of foreign currencies and currency exchange rates, changes in import/export duties and quotas, introduction of tariff or non-tariff barriers and economic or political changes in international markets. If our international sales increase, our revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower levels of sales that typically occur during the summer months in Europe and other parts of the world. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our business, results of operations and financial condition.
      We have experienced losses in the past, could incur substantial losses in the future, and may not be able to maintain profitability. We have incurred substantial net losses from continuing operations in three of the past five fiscal years. We incurred net losses from continuing operations of approximately $8.3 million for fiscal 2002, and $3.8 million for fiscal 2001. As of January 1, 2005 we had an accumulated deficit of approximately

$14 million. We may need to generate significant increases in revenues to maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate, due to potential competitive pricing pressures, or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be materially adversely affected. Even if we maintain profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase such profitability. Failure to sustain profitability may adversely affect the market price of our common stock.
      Our quarterly revenues and operating results are likely to fluctuate significantly. Our quarterly revenues and operating results are sometimes difficult to predict, have varied in the past, and are likely to fluctuate significantly in the future. We typically realize a significant percentage of our revenues for a fiscal quarter in the third month of the quarter. Accordingly, our quarterly results may be difficult to predict prior to the end of the quarter. Any inability to obtain sufficient orders or to fulfill shipments in the period immediately preceding the end of any particular quarter may cause the results for that quarter to fail to meet our revenue targets. In addition, we base our current and future expense levels in part on our estimates of future revenues. Our expenses are largely fixed in the short term and we may not be able to adjust our spending quickly if our revenues fall short of our expectations. Accordingly, a revenue shortfall in a particular quarter would have an adverse effect on our operating results for that quarter. In addition, our quarterly operating results may fluctuate for many reasons, including, without limitation:

•	A long and unpredictable sales cycle;

•	changes in demand for our products and consumables, including seasonal differences; and

•	changes in the mix of our products and consumables.
      We are dependent on third party suppliers for critical components and our inability to maintain an adequate supply of advanced laser diodes and other critical components could adversely affect us. We are dependent on third party suppliers for critical components and our increased demand for these components may strain the ability of our third-party suppliers to deliver such critical components in a timely manner. For example, our requirements for advanced technology laser diodes for use in products incorporating our DI technology has increased and is expected to further increase in the future. Although we have established our subsidiary, Lasertel, to help us meet our demand for laser diodes, we are still dependent on other third party manufacturers to supply us with other necessary components. If we are unable for any reason to secure an uninterrupted source of other critical components at prices acceptable to us, our operations could be materially adversely affected. We cannot assure you that Lasertel will be able to manufacture advanced laser diodes in quantities that will fulfill our future needs, or with manufacturing volumes or yields that will make our operation cost effective. Likewise, we cannot assure you that we will be able to obtain alternative suppliers for our laser diodes or other critical components should our current supply channels prove inadequate.
      Our manufacturing capabilities may be insufficient to meet the demand for our products. If demand for our products grows beyond our expectations, our current manufacturing capabilities may be insufficient to meet this demand, resulting in production delays and a failure to deliver products in a timely fashion. We may be forced to seek alternative manufacturers for our products. There can be no assurance that we will successfully be able to do so. As we introduce new products, we may face production and manufacturing delays due to technical and other unforeseen problems. Any manufacturing delay could have an adverse effect on our business, the success of any product affected by the delay, and our revenue, and may harm our relationships with our strategic partners.
      Recently introduced products that incorporate our technology may not be commercially successful and may not gain market acceptance. Achieving market acceptance for any products incorporating our technology requires substantial marketing and distribution efforts and expenditure of significant sums of money and allocation of significant resources, either by us, our strategic partners or both. We may not have sufficient resources to do so. Additionally, there can be no assurance that products introduced by our strategic partners, such as the 46 Karat DI presses, and the KPG DI presses, or our product offerings such as our Anthem plates, and Dimension 400 and Dimension 800 platesetters, will achieve widespread market acceptance or that any of our other current products or any future products that we may develop or any future products produced by others that incorporate our technologies will achieve market acceptance or become commercially successful. We recently announced the commercial release of our new Applause plate. There can be no assurance that this plate will, or that will achieve market acceptance. If our new product offerings do not achieve anticipated market acceptance, we may not achieve anticipated revenue.
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
      If the United States and global economies slow down, the demand for our products could decrease and our revenue may be materially adversely affected. The demand for our products is dependent upon various factors, many of which are beyond our control. For example, general economic conditions affect or delay the overall capital spending by businesses and consumers, particularly for capital equipment such as presses. An economic slowdown in the U.S. and abroad could result in a decrease in spending and spending projections on capital equipment that could impact the demand for our products. If, as a result of general economic uncertainty or otherwise, companies reduce their product spending levels, such a decrease in spending could substantially reduce demand for our products, substantially harm our business, and have a material adverse effect on our business, results of operations and financial condition.
      If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, investors may lose confidence in our financial reporting and the price of our common stock may be negatively affected. The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting. Among other things, we must perform systems and processes evaluation and testing. We must also conduct an assessment of our internal controls to allow management to report on, and our independent registered public accounting firm to attest to, our assessment of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In connection with the assessment of our internal control over financial reporting for this Form 10-K, while no material weaknesses were identified, deficiencies in areas of our internal controls which need improvement were discovered. In addition, in the future, our continued assessment, or the subsequent assessment by our independent registered public accounting firm, may reveal additional deficiencies, or material weaknesses in our internal controls which need to be disclosed in future reports. As our assessment of internal control over financial reporting in connection with this Form 10-K excluded ABDick and Precision, the subsequent assessment of internal controls including ABDick and Precision may reveal such deficiencies and/or material weaknesses. Disclosures of material weaknesses could cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our internal controls over financial reporting, it may negatively impact our business and operations.
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
      The failure of Lasertel to develop, commercialize or sell its products or future products to various other industries could distract its managements’ attention and/or have an adverse impact on its financial condition or results of operations, any of which could materially adversely affect our financial condition. Conversely, any success that Lasertel achieves in developing, commercializing or selling its products or future products to various other industries could cause delays in manufacturing of the laser diodes that it supplies to us, which could harm our business and could have an adverse effect on our financial condition or results of operations.
      Lasertel may require additional working capital infusions from us, which may have a material adverse effect on our business. Lasertel has required and may continue to require a significant amount of capital investment by Presstek in order to fund its operations. For the fiscal year ended January 1, 2005, Lasertel recorded a net loss of $5.6 million. Lasertel continues to require us to advance cash and resources in order to ensure its continued operation. Lasertel has only had sales to a limited number of third parties to date, and any loss of such customers or significant reduction in their purchases from Lasertel could increase its reliance upon us for capital and resources. Further, Lasertel has advanced $1.1 million to one of its customers, the loan being secured by, among other things a lien on the assets of the customer. Failure by this customer to repay this advance could have a adverse affect on Lasertel’s operations. Lasertel’s capital and working capital needs may exceed our ability to provide such funds, requiring us to borrow against our credit facilities or seek to obtain outside financing for Lasertel’s operations. This could have a material adverse effect on our business, results of operations and financial condition.
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
      In August 2003, the Company was served with a purported securities class action lawsuit filed on June 2, 2003 in the United States District Court for the Districts of New Hampshire against the Company and two of its former officers. This lawsuit was dismissed by the court on October 4, 2004. However, the plaintiffs in the case have appealed the court’s dismissal on November 4, 2004. On January 27, 2005, the plaintiffs of this matter withdrew their appeal and the matter was permanently closed in Presstek’s favor.

      In March 2005, Presstek filed an action against Creo, Inc., in the United States District Court for the District of New Hampshire for patent infringement. In this action, Presstek alleges that Creo has distributed a product that violates a Presstek US Patent. Presstek seeks an order from the court that Creo refrain from offering the infringing product for sale, from using the infringing material or introducing it for the named purposes, or from possessing such infringing material, and for the payment of damages associated with the infringement.
      In September 2003, Presstek filed an action against Fuji Photo Film Corporation, Ltd., in the District Court of Mannheim, Germany for patent infringement. In this action, Presstek alleges that Fuji has manufactured and distributed a product that violates Presstek European Patent 0 644 047 registered under number DE 694 17 129 with the German Patent and Trademark Office. Presstek seeks an order from the court that Fuji refrain from offering the infringing product for sale, from using the infringing material or introducing it for the named purposes, and from possessing such infringing material.
      We may take legal action to determine the validity and scope of third party rights or to defend against any allegations of infringement. In the course of pursuing or defending any of these actions we could incur significant costs and diversion of our resources. Due to the competitive nature of our industry, it is unlikely that we could increase our product prices to cover such costs. There can be no assurance that we will have the financial or other resources necessary to successfully defend a patent infringement or proprietary rights violation action. Moreover, we may be unable, for financial or other reasons, to enforce our rights under any patents we may own. As an example of the cost and uncertainty of patent litigation, in August 1999 Creo filed an action in the United States District Court for the District of Delaware against us seeking a declaration that Creo’s products do not and will not infringe any valid and enforceable claims of any of our patents in question. We counterclaimed against Creo for patent infringement of certain of our patents. The matter went to trial in June 2001, and in September 2001, the court affirmed the validity and enforceability of our on-press imaging patents, but held that the current Creo DOP System did not infringe on our patents. Creo appealed the court’s decision that our patents were valid and enforceable, and we cross-appealed the finding of non-infringement by the current Creo DOP System. On September 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court’s decision that our patents are valid and enforceable, but that they are not infringed by the current Creo DOP System. We incurred higher than expected legal expenses in fiscal 2002 and fiscal 2001 due to this litigation. Any similar litigation in the future is expected to be costly, yield uncertain results and could have a material effect on our business, results of operations and financial condition.
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
      We face substantial competition in the sale of our products. We compete with manufacturers of conventional presses and products utilizing existing plate-making technology, as well as presses and other products utilizing new technologies, including other types of direct-to-plate solutions such as companies that employ electrophotography as their imaging technology. Canon Inc., Hewlett Packard Company, Kodak and Xerox Corporation are companies that have introduced color electrophotographic copier products. Various companies are marketing product versions manufactured by these companies.
      We are also aware that there is a trend in the graphic arts industry to create stand-alone computer-to-plate imaging devices for single and multi-color applications. Most of the major corporations in the graphic arts industry have developed and/or are developing and marketing off press computer-to-plate imaging systems. To date, devices manufactured by our competitors, for the most part, utilize printing plates that require a post imaging photochemical developing step, and in some cases, also require a heating process. Potential competitors in this area include, among others, Agfa Gevaert N.V., Dai Nippon Screen Manufacturing Ltd., Heidelberg and Creo.

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
      Ongoing litigation could have an adverse impact on our business. From time to time in the ordinary course of our business, we may be subject to lawsuits. For instance, on September 16, 2003, Presstek filed an action against Fuji Photo Film Corporation, Ltd. in the District Court of Mannheim, Germany for patent infringement. Also, in August 2003, the Company was served with a purported securities class action lawsuit filed on June 2, 2003 in the United States District Court for the Districts of New Hampshire against the Company and two of its former officers. This lawsuit was dismissed by the court on October 4, 2004. The plaintiffs have appealed the court’s dismissal on November 4, 2004. On January 27, 2005, the plaintiffs of this matter withdrew their appeal and the matter was permanently closed in Presstek’s favor. While the foregoing suit was resolved in favor of Presstek, an unfavorable outcome in connection with a future lawsuit could have a material adverse effect on our business, results of operations and financial condition.

      In August 2003, the Company was served with a purported securities class action lawsuit filed on June 2, 2003 in the United States District Court for the District of New Hampshire against the Company and two of its former officers. This lawsuit was dismissed by the court on October 4, 2004. However, the plaintiffs in the case have appealed the court’s dismissal on November 4, 2004. On January 27, 2005, the plaintiffs of this matter withdrew their appeal and the matter was permanently closed in Presstek’s favor.
      In March 2005, Presstek filed an action against Creo, Inc., in the United States District Court for the District of New Hampshire for patent infringement. In this action, Presstek alleges that Creo has distributed a product that violates a Presstek US Patent. Presstek seeks an order from the court that Creo refrain from offering the infringing product for sale, from using the infringing material or introducing it for the named purposes, or from possessing such infringing material, and for the payment of damages associated with the infringement.
      Presstek is party to other litigation that it considers routine and incidental to its business however it does not expect the results of any of these actions to have a material adverse effect on its business, results of operation or financial condition.
      The loss or unavailability of our key personnel would have a material adverse effect on our business. The success of Presstek is largely dependent on the personal efforts of our senior management team. We have recently entered into three-year employment agreements with Ed Marino, our President and Chief Executive Officer, and Moosa E. Moosa, our Executive VP and Chief Financial Officer. The loss or interruption of the services of either or both of Messrs. Marino or Moosa could have an adverse effect on our business and prospects.
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
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
      As a result of our acquisition of ABDick, we are exposed to changes in foreign exchange rates. Any foreign currency transactions, defined as a transaction denominated in a currency other than the U.S. dollar, will be reported in U.S. dollars at the applicable exchange rate. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the period. The primary foreign currency denominated transactions include revenue and expenses and the resultant accounts receivable and accounts payable balances reflected on the balance sheet. Therefore, the change in the value of the U.S. dollar as compared to foreign currencies will have either a positive or negative effect on our financial position and results of operations. We also have some exposure to foreign currency exchange rate risk as a limited number of our sales and purchase transactions are denominated in the European euro and the Japanese yen. In addition, some of our customers and strategic partners are not located in the United States. As a result, these customers and strategic partners are themselves subject to fluctuations in foreign exchange rates. If their home country currency were to decrease in value relative to the United States dollar, their ability to purchase and market our products could be adversely affected and our products may become less competitive to them. This may have an adverse impact on our business. Likewise, some of our suppliers are not located in the United States and thus, such suppliers are subject to foreign exchange rate risks in transactions with us. Decreases in the value of their home country currency, versus that of the United States dollar, could cause fluctuations in supply pricing which could have an adverse effect on our business.
      We also are exposed to market risk from changes in interest rates primarily as a result of our borrowing activities, and to a lesser extent, our investing activities. Our long-term borrowings are in variable rate instruments, with interest rates tied to either the prime rate or the London Interbank Offered Rate (“LIBOR”). A 100 basis point change in these rates would have an impact of approximately $418,000 on our annual interest expense, assuming consistent levels of floating rate debt with those held as of the end of fiscal 2004.
Item 8.     Financial Statements and Supplementary Data
      The financial statements required by Item 8 of Form 10-K are incorporated herein by reference from Item 15 of this report.
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable
Item 9A.     Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
      As of the end of the period covered by this Annual Report on Form 10-K, we have, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Presstek’s disclosure controls and procedures. Based on this evaluation, Presstek’s Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, Presstek’s disclosure controls and procedures were effective to provide reasonable level of assurance that the information relating to Presstek (including its consolidated subsidiaries) required to be disclosed by Presstek in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to Presstek’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Annual Report on Internal Control Over Financial Reporting
      The management of Presstek is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Presstek’s internal control system was designed to provide reasonable assurance to Presstek’s management and the Board of Directors regarding the preparation and fair presentation of published financial statements.
      Presstek’s management assessed the effectiveness of Presstek’s internal control over financial reporting as of January 1, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment, it believes that, as of January 1, 2005, Presstek’s internal control over financial reporting is effective based on those criteria.
      For purposes of evaluating the internal controls over financial reporting, management determined that the internal control over financial reporting of Precision and ABDick would be excluded from the fiscal 2004 internal control assessment, as permitted by the Securities and Exchange Commission.
      In July 2004, Precision was acquired for an aggregate purchase price of approximately $12.2 million, net of cash acquired. Precision contributed approximately 6% of the Company’s total revenue in fiscal 2004 and accounted for approximately 11% of the total assets at January 1, 2005. In November 2004, ABDick was acquired for an aggregate purchase price of approximately $43.2 million, net of cash acquired. ABDick contributed approximately 19% of the Company’s total revenue in fiscal 2004 and accounted for approximately 39% of its total assets at January 1, 2005.

      Management’s assessment of the effectiveness of its internal control over financial reporting as of January 1, 2005 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
(c) Changes in Internal Controls Over Financial Reporting
      There were no significant changes in Presstek’s internal controls over financial reporting during the quarter ended January 1, 2005 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Presstek, Inc.
Hudson, New Hampshire
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, included in Item 9A of the Annual Report on Form 10-K, that Presstek, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal controls over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
      As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Precision Lithograining Corporation (“Precision”) which was acquired on July 30, 2004 and whose financial statements reflect total assets and revenues constituting 11% and 6%, respectively, and ABDick Company (“ABDick”) which was acquired on November 5, 2004 and whose financial statements reflect total assets and revenues constituting 39% and 19%, respectively, of the related consolidated financial statement amounts as of and for the year ended

January 1, 2005. Accordingly, our audit did not include the internal control over financial reporting at Precision and ABDick.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 1, 2005 is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Presstek, Inc. and its subsidiaries as of January 1, 2005 and January 3, 2004 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively, and our report dated March 16, 2005 expressed an unqualified opinion on those financial statements.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Boston, Massachusetts
March 16, 2005

Item 9B.     Other Information
      None.
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
      The remaining information required by this item will be set forth under the captions “Election of Directors”, “Board of Directors Meetings and Committees”, “Board of Directors and Committee Independence”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement that the Company expects to file with the Securities Exchange Commission within 120 days of the fiscal year ended January 1, 2005 for the Annual Meeting of Stockholders to be held on June 7, 2005 (the “Proxy Statement”) and such information is incorporated herein by reference.

Item 11.	Executive Compensation
      The information required by this item will be set forth under the captions “Executive Compensation”, “Employment Agreements and Termination of Employment Agreements”, “Options and Stock Plans”, “Compensation of Directors”, and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      Securities Authorized for Issuance Under Equity Compensation Plans
      We have securities authorized for issuance under equity compensation plans. Information concerning securities authorized for issuance under our equity compensation plans and further information required by this item will be set forth under the captions “Equity Compensation Plan Information” and “Voting Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, and is incorporated herein by reference.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Page

(a)(1)	Consolidated Financial Statements (located herein after the signature page)
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004	F-3
	Consolidated Statements of Operations for the fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002	F-4
	Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002	F-5
	Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002	F-6
	Notes to Consolidated Financial Statements	F-7
(a)(2)	Financial Statement Schedule
	Schedule II — Valuation and Qualifying Accounts	FS-1
All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.
(a)(3)	Exhibits

Exhibit
Number		Description

3	(a)	Amended and Restated Certificate of Incorporation of Presstek, Inc., as amended. (Previously filed as Exhibit 3 to Presstek’s Quarterly Report on Form 10-Q for the Quarter ended June 29, 1996, hereby incorporated by reference.)
3	(b)	By-laws of Presstek, Inc. (Previously filed as an exhibit with Presstek’s Form 10-K for the fiscal year ended December 30, 1995, filed March 29, 1996, hereby incorporated by reference.)
2	(a)	Stock Purchase Agreement among Presstek, Inc., Precision Lithograining, Inc. and SDK Realty Co. dated June 2, 2004 (Previously filed as Exhibit 2.1 to Presstek’s Form 8-K filed on July 30, 2004, hereby incorporated by reference)
2	(b)	Asset Purchase Agreement among Presstek, Inc., Silver Acquisitions Corp., Paragon Corporate Holdings, Inc., A.B. Dick Company, A.B. Dick Company of Canada, Ltd. And Interactive Media Group, Inc., dated July 13, 2004 (Previously filed as Exhibit 2.1 to Presstek’s Form 8-K filed on July 13, 2004, hereby incorporated by reference)
2	(c)	Second Amendment to Asset Purchase Agreement between the Company and A.B. Dick Company dated November 5, 2004 (Previously filed as Exhibit 2.1 to Presstek’s Form 8-K filed on November 12, 2004, hereby incorporated by reference)
2	(d)	Amendment to Asset Purchase Agreement between the Company and A.B. Dick Company dated August 20, 2004 (Previously filed as Exhibit 2.2 to Presstek’s Form 8-K filed on November 12, 2004, hereby incorporated by reference)
10	(a)	Confidentiality Agreement between Presstek, Inc. and Heidelberger Druckmaschinen A.G., effective December 7, 1989 as amended. (Previously filed as Exhibit 10(i) of Presstek’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, hereby incorporated by reference.)
10	(b)	Master Agreement effective January 1, 1991, by and between Heidelberger Druckmaschinen Aktiengesellschaft and Presstek, Inc. (Previously filed as an exhibit to Presstek’s Form 8-K, dated January 1, 1991, hereby incorporated by reference.)
10	(c)	Technology License effective January 1, 1991, by and between Heidelberger Druckmaschinen Aktiengesellschaft and Presstek, Inc. (Previously filed as an exhibit to Presstek’s Form 8-K, dated January 1, 1991, hereby incorporated by reference.)

Exhibit
Number		Description

10	(d)	Memorandum of Performance No. 3 dated April 27, 1993, to the Master Agreement, Technology License, and Supply Agreement between Presstek, Inc. and Heidelberger Druckmaschinen Aktiengesellschaft. (Previously filed as an exhibit to Presstek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, hereby incorporated by reference.)
10	(e)	Modification to Memorandum of Performance No. 3 dated April 27, 1993, to the Master Agreement, Technology License, and Supply Agreement between Presstek, Inc. and Heidelberger Druckmaschinen Aktiengesellschaft. (Previously filed as an exhibit to Presstek’s Annual report on Form 10-K for the fiscal year ended December 31, 1994, hereby incorporated by reference.)
10	(f)*	Memorandum of Understanding No. 4 dated November 9, 1995, to the Master Agreement and Technology License and Supply Agreement between Presstek, Inc. and Heidelberger Druckmaschinen Aktiengesellschaft. (Previously filed as Exhibit 10.k to Presstek’s Form 10-K for the fiscal year ended December 30, 1995, filed March 29, 1996, hereby incorporated by reference.)
10	(g)**	1991 Stock Option Plan. (Previously filed as an exhibit to Presstek’s Annual report on Form 10-K for the fiscal year ended December 31, 1991, hereby incorporated by reference.)
10	(h)**	1994 Stock Option Plan. (Previously filed as an exhibit to Presstek’s Annual report on Form 10-K for the fiscal year ended December 31, 1994, hereby incorporated by reference.)
10	(i)**	Non-Employee Director Stock Option Plan. (Previously filed as Exhibit 10.0 to Presstek’s Form 10-K for the fiscal year ended January 2, 1999, filed March 2, 1999, hereby incorporated by reference.)
10	(j)**	1997 Interim Stock Option Plan. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly report on Form 10-Q for the quarter ended September 27, 1997, filed November 7, 1997, hereby incorporated by reference.)
10	(k)**	1998 Stock Incentive Plan. (Previously filed as Exhibit A to Presstek’s April 23, 1998 Proxy Statement, filed April 24, 1998, hereby incorporated by reference.)
10	(l)*	Memorandum of Understanding No. 5 dated March 7, 1997 between Presstek, Inc. and Heidelberger Druckmaschinen Aktiengesellschaft. (Previously filed as Exhibit 10(T) to Presstek’s Annual Report on Form 10-K for the fiscal year ended December 28, 1996 filed March 31, 1997, hereby incorporated by reference.)
10	(m)*	Master Supply and Distribution Agreement by and between Presstek, Inc. and Xerox Corporation dated September 22, 2000. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000, hereby incorporated by reference.)
10	(n)	Amended Master Supply and Distribution Agreement by and between Presstek, Inc. and Xerox Corporation dated May 11, 2001. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed August 14, 2001, hereby incorporated by reference.)
10	(o)*	Agreement between Presstek, Inc. and Adamovski Strojírny a.s. dated as of April 24, 2001. (Previously filed as Exhibit 10.2 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed August 14, 2001 hereby incorporated by reference.)
10	(p)*	Settlement Agreement made as of July 13, 2001 by and between Heidelberger Druckmaschinen Aktiengesellschaft and Presstek, Inc. (Previously filed as Exhibit 10.3 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001, filed November 13, 2001, hereby incorporated by reference.)
10	(q)*	Letter Agreement dated September 19, 2001 between Xerox Corporation and Presstek, Inc. amending the Amended Master Supply and Distribution Agreement by and among, Presstek, Inc. and Xerox Corporation dated May 11, 2001. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001, filed November 13, 2001, hereby incorporated by reference.)

Exhibit
Number		Description

10	(r)**	Resignation Agreement and General Release by and between Presstek, Inc. and Neil M. Rossen, dated November 14, 2001 and effective as of December 31, 2001. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002, filed May 14, 2002, hereby incorporated by reference.)
10	(s)**	Separation Agreement by and between Presstek, Inc. and Robert W. Hallman dated as of April 26, 2002, and effective as of April 30, 2002. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, filed August 13, 2002, hereby incorporated by reference.)
10	(t)*	Agreement for Manufacture & Sale of “Sun Press” between Presstek, Inc. and Ryobi Limited, dated as of April 5, 2002. (Previously filed as Exhibit 10.4 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, filed on August 13, 2002, hereby incorporated by reference.)
10	(u)**	2002 Employee Stock Purchase Plan of Presstek, Inc. (Previously filed as Exhibit 4.3 to Presstek’s Registration Statement on Form S-8 filed with the Commission on August 9, 2002, hereby incorporated by reference.)
10	(v)**	Description of Presstek’s Non-Employee Director Compensation Arrangements approved by Presstek’s Board of Directors on July 17, 2002 and amended by Presstek’s Board of Directors on December 17, 2002. (Previously filed as Exhibit 10(hh) to Presstek’s Form 10-K for the fiscal year ended December 28, 2002, filed March 28, 2003, hereby incorporated by reference.)
10	(w)**	Retirement Agreement by and between Presstek, Inc. and Richard A. Williams dated January 7, 2003. (Previously filed as Exhibit 10(ll) to Presstek’s Form 10-K for the fiscal year ended December 28, 2002, filed March 28, 2003, hereby incorporated by reference.)
10	(x)	Distribution Agreement by and between Presstek, Inc. and Kodak Polychrome Graphics LLC dated March 18, 2003. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003, filed May 13, 2003, hereby incorporated by reference.)
10	(y)	Restated Amended Master Supply and Distribution Agreement by and between Presstek, Inc. and Xerox Corporation dated March 18, 2003. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003, filed May 13, 2003, hereby incorporated by reference.)
10	(z)**	2003 Stock Option and Incentive Plan of Presstek, Inc. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, filed August 12, 2003, hereby incorporated by reference.)
10	(aa)*	OEM Consumables Supply Agreement by and between Presstek, Inc. and Heidelberg Druckmaschinen, AG., dated July 1, 2003. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(bb)*	OEM Consumables Supply Agreement by and between Presstek, Inc. and Heidelberg U.S.A., Inc. dated July 1, 2003. (Previously filed as Exhibit 10.2 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(cc)	Credit Agreement by and among Presstek, Inc., Lasertel Inc., Citizens Bank New Hampshire and Keybank National Association dated October 15, 2003. (Previously filed as Exhibit 10.3 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(dd)	Revolving Note dated October 15, 2003 made by Presstek, Inc. in favor of Citizens Bank New Hampshire. (Previously filed as Exhibit 10.4 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)

Exhibit
Number		Description

10	(ee)	Revolving Note dated October 15, 2003 made by Presstek, Inc. in favor of Keybank National Association. (Previously filed as Exhibit 10.5 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(ff)	Term Note dated October 15, 2003 made by Presstek, Inc. in favor of Citizens Bank New Hampshire. (Previously filed as Exhibit 10.6 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(gg)	Term Note dated October 15, 2003 made by Presstek, Inc. in favor of Keybank National Association. (Previously filed as Exhibit 10.7 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(hh)	Swing Line Note dated October 15, 2003 made by Presstek, Inc. in favor of Citizens Bank New Hampshire. (Previously filed as Exhibit 10.8 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(ii)	Security Agreement by and between Presstek, Inc. and Citizens Bank New Hampshire dated October 15, 2003. (Previously filed as Exhibit 10.9 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(jj)	Security Agreement by and between Lasertel, Inc. and Citizens Bank New Hampshire dated October 15, 2003. (Previously filed as Exhibit 10.10 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(kk)	Security Agreement (Intellectual Property) by and between Presstek, Inc. and Citizens Bank New Hampshire dated October 15, 2003. (Previously filed as Exhibit 10.11 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(ll)	Security Agreement (Intellectual Property) by and between Lasertel, Inc. and Citizens Bank New Hampshire dated October 15, 2003. (Previously filed as Exhibit 10.12 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(mm)	Mortgage and Security Agreement between Presstek, Inc. and Citizens Bank New Hampshire dated October 15, 2003. (Previously filed as Exhibit 10.13 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(nn)	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and among Presstek, Inc., First American Title Insurance Company and Citizens Bank New Hampshire dated October 15, 2003. (Previously filed as Exhibit 10.14 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(oo)**	Employment Agreement by and between Presstek, Inc. and Edward J. Marino dated November 19, 2003 (Previously filed as Exhibit 10(oo) to Presstek’s Form 10-K for the fiscal year ended January 3, 2004, filed March 18, 2004, hereby incorporated by reference.)
10	(pp)**	Employment Agreement by and between Presstek, Inc. and Moosa E. Moosa dated December 31, 2003 (Previously filed as Exhibit 10(pp) to Presstek’s Form 10-K for the fiscal year ended January 3, 2004, filed March 18, 2004, hereby incorporated by reference.)
10	(qq)	Amendment to Employment Agreement by and between Pressteck, Inc. and Moosa E. Moosa dated January 10, 2004 (Previously filed as Exhibit 10(qq) to Presstek’s Form 10-K for the fiscal year ended January 3, 2004, filed March 18, 2004, hereby incorporated by reference.)

Exhibit
Number		Description

10	(rr)	Debtor-in-Possession Revolving Credit Agreement by and among A.B. Dick Company, Paragon Corporate Holdings, Inc., RayBank National Association and Presstek, Inc. dated July 13, 2004 (Previously filed as Exhibit 10.1 to Presstek’s Form 8-K filed on July 13, 2004, hereby incorporated by reference)
10	(ss)	Amended and Restated Credit Agreement among the Company, the Guarantors, Citizens Bank New Hampshire, KeyBank National Association and Bank North N.A. dated November 5, 2004 (Previously filed as Exhibit 99.1 to Presstek’s Form 8-K filed on November 12, 2004, hereby incorporated by reference)
10	(tt)**	Employment Agreement by and between Presstek, Inc. and Susan A. McLaughlin dated January 24, 2005 (Previously filed as Exhibit 99.1 to Presstek’s Form 8-K, filed January 28, 2005, hereby incorporated by reference.)
10	(uu)**	Employment Agreement by and between Presstek, Inc. and Edward J. Marino dated February 2, 2005 (Previously filed as Exhibit 99.1 to Presstek’s Form 8-K , filed February 8, 2005, hereby incorporated by reference.)
10	(vv)**	Employment Agreement by and between Presstek, Inc. and Moosa E. Moosa dated February 2, 2005 (Previously filed as Exhibit 99.2 to Presstek’s Form 8-K , filed February 8, 2005, hereby incorporated by reference.)
21		Subsidiaries of the Presstek, Inc. (filed herewith.)
23.1		Consent of BDO Seidman, LLP (filed herewith.)
31.1		Certification of Chief Executive Officer Pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended (filed and furnished herewith.)
31.2		Certification of Chief Financial Officer Pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended (filed and furnished herewith.)
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed and furnished herewith.)
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed and furnished herewith.)

*	The SEC has granted Presstek’s request of confidential treatment with respect to a portion of this exhibit.

**	Denotes management employment contracts or compensatory plans.

Item 15(b)	Filed Exhibits.
      See response to Item 15(a)(3).

Item 15(c)	Financial Statements Excluded from Annual Report to Shareholders.
      None.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESSTEK, INC.

By:	/s/ Edward J. Marino

Edward J. Marino
Chief Executive Officer and President
Dated: March 17, 2005
      This report has been signed by the following persons, pursuant to the requirements of the Securities Exchange Act of 1934, on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ Edward J. Marino Edward J. Marino	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 17, 2005

/s/ Moosa E. Moosa Moosa E. Moosa	Executive Vice President, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2005

/s/ Dr. Lawrence Howard Dr. Lawrence Howard	Director	March 17, 2005

/s/ John W. Dreyer John W. Dreyer	Director	March 17, 2005

/s/ Daniel S. Ebenstein, Esq Daniel S. Ebenstein, Esq	Director	March 17, 2005

/s/ Michael D. Moffitt Michael D. Moffitt	Director	March 17, 2005

/s/ Donald C. Waite III Donald C. Waite III	Director	March 17, 2005

/s/ Steven N. Rappaport Steven N. Rappaport	Director	March 17, 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004	F-3
Consolidated Statements of Operations for the fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002	F-4
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002	F-5
Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts and Reserves	FS-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Presstek, Inc.
Hudson, New Hampshire
      We have audited the accompanying consolidated balance sheets of Presstek, Inc. and its subsidiaries as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and comprehensive income (loss) and cash flows for the fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002. We have also audited the consolidated financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Presstek, Inc. and its subsidiaries at January 1, 2005 and January 3, 2004, and the results of their operations and their cash flows for the fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002, in conformity with accounting principles generally accepted in the United States of America.
      Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2005 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Boston, Massachusetts
March 16, 2005

PRESSTEK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	Jan 1,	Jan 3,
	2005	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,739	$28,196
Accounts receivable, net of allowance for doubtful accounts of $2,444 and $1,892 in fiscal 2004 and 2003, respectively	38,946	14,922
Inventories	44,229	12,354
Other current assets	1,499	1,064

Total current assets	93,413	56,536

PROPERTY, PLANT AND EQUIPMENT, NET	47,372	45,732
OTHER ASSETS:
Patent application costs and license rights, net	2,839	3,419
Other amortizable intangibles, net	7,621	—
Goodwill	18,888	—
Other assets	1,185	841

Total other assets	30,533	4,260

TOTAL	$171,318	$106,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of credit	$6,822	$—
Current portion of long-term debt	5,500	2,143
Accounts payable	13,514	4,750
Accrued expenses	16,000	6,442
Deferred revenue	10,580	689

Total current liabilities	52,416	14,024

LONG-TERM DEBT, NET OF CURRENT PORTION	29,500	12,321
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized 1,000,000 shares, no shares issued or outstanding	—	—
Common stock, $.01 par value; authorized 75,000,000 shares; issued and outstanding 34,896,985 shares at January 1, 2005 and 34,202,175 shares at January 3, 2004	349	342
Additional paid-in capital	102,962	97,769
Accumulated deficit	(14,016)	(17,881)
Accumulated other comprehensive income (loss)	107	(47)

Total stockholders’ equity	89,402	80,183

TOTAL	$171,318	$106,528

See accompanying summary of accounting policies and notes to consolidated financial statements

PRESSTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Fiscal Years Ended

	Jan 1,	Jan 3,	Dec 28,
	2005	2004	2002

REVENUE:
Product revenue	$116,276	$80,164	$75,809
Service revenue	13,063	4,379	3,179
Royalties and license fees	512	2,689	4,465

Total revenue	129,851	87,232	83,453

COSTS AND EXPENSES:
Cost of product revenue	78,252	48,235	52,697
Cost of service revenue	9,135	2,916	1,942
Research and product development	6,460	7,061	9,303
Sales, marketing and customer support	17,675	12,272	10,767
General and administrative	13,786	9,363	10,212
Special charges (credits)	(392)	550	5,961

Total costs and expenses	124,916	80,397	90,882

INCOME (LOSS) FROM OPERATIONS	4,935	6,835	(7,429)

OTHER INCOME (EXPENSE):
Interest income	318	331	186
Interest expense	(923)	(707)	(1,058)
Other income (expense), net	(265)	209	21

Total other expense, net	(870)	(167)	(851)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,065	6,668	(8,280)
PROVISION FOR INCOME TAXES	200	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,865	6,668	(8,280)

INCOME FROM DISCONTINUED OPERATIONS	—	1,429	—

NET INCOME (LOSS)	$3,865	$8,097	$(8,280)

EARNINGS (LOSS) PER SHARE — BASIC:
From continuing operations	$0.11	$0.20	$(0.24)
From discontinued operations	$0.00	$0.04	$0.00

EARNINGS (LOSS) PER SHARE — BASIC	$0.11	$0.24	$(0.24)

EARNINGS (LOSS) PER SHARE — DILUTED:
From continuing operations	$0.11	$0.20	$(0.24)
From discontinued operations	$0.00	$0.04	$0.00

EARNINGS (LOSS) PER SHARE — DILUTED	$0.11	$0.24	$(0.24)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC	34,558	34,167	34,124

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — DILUTED	35,357	34,400	34,124

See accompanying summary of accounting policies and notes to consolidated financial statements

PRESSTEK, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the Fiscal Years Ended January 1, 2005, January 3, 2004, and December 28, 2002

					Accumulated
	Common Stock		Additional	Retained	Other	Total
			Paid-in	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity

BALANCE AT DECEMBER 29, 2001	34,116	341	97,342	(17,698)	—	79,985
Net loss and comprehensive loss for the year				(8,280)	—	(8,280)
Net proceeds from the issuance of common stock	9	—	61	—	—	61

BALANCE AT DECEMBER 28, 2002	34,125	341	97,403	(25,978)	—	71,766
Comprehensive Income:
Net income for the year	—	—	—	8,097	—	8,097
Other comprehensive income:
Unrealized loss related to interest rate swaps	—	—	—	—	(47)	(47)

Comprehensive income for the year						8,050

Net proceeds from the issuance of common stock	77	1	366	—	—	367

BALANCE AT JANUARY 3, 2004	34,202	342	97,769	(17,881)	(47)	80,183
Comprehensive Income:
Net income for the year	—	—	—	3,865	—	3,865
Other comprehensive income (loss):
Realized loss related to interest rate swaps	—	—	—	—	47	47
Accumulated currency translation adjustment	—	—	—	—	107	107

Comprehensive income for the year						4,019

Net proceeds from the issuance of common stock	695	7	5,193	—	—	5,200

BALANCE AT JANUARY 1, 2005	34,897	$349	$102,962	$(14,016)	$107	$89,402

See accompanying summary of accounting policies and notes to consolidated financial statements

PRESSTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Fiscal Years Ended

	Jan 1,	Jan 3,	Dec 28,
	2005	2004	2002

CASH FLOWS — OPERATING ACTIVITIES:
Net income (loss)	$3,865	$8,097	$(8,280)
Less income from discontinued operations	—	(1,429)	—

Income (loss) from continuing operations	3,865	6,668	(8,280)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Special charges and discontinued programs	(392)	550	9,646
Depreciation and amortization	9,106	8,867	9,422
Provision for warranty and other costs	1,109	1,228	1,938
Provision for losses on accounts receivable	1,949	1,358	901
Other non-cash charge, net	345	2	294
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,513)	(1,172)	2,117
Inventories	(6,471)	(639)	3,391
Other current assets	321	(510)	564
Accounts payable	(4,538)	1,419	1,264
Accrued expenses	6,892	(3,510)	(3,221)
Deferred service revenue	992	300	(68)
Other non-current assets	(691)	(708)	(1,016)

Net cash provided by operating activities of continuing operations	5,974	13,853	16,952

CASH FLOWS — INVESTING ACTIVITIES:
Property, plant and equipment purchases	(2,194)	(1,344)	(1,497)
Proceeds from the disposal of equipment	5	—	213
Precision acquisition, net of cash acquired	(12,239)	—	—
ABDick acquisition, net of cash acquired	(43,229)	—	—

Net cash used in investing activities of continuing operations	(57,657)	(1,344)	(1,284)

CASH FLOWS — FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	5,200	367	61
Proceeds from term loan	35,000	15,000	—
Repayments of term loan	(14,464)	(7,953)	(1,063)
Net proceeds from line of credit	6,822	—	2,033
Repayments of lease line of credit	—	(9,290)	(1,628)
Debt financing costs	(332)	—	—

Net cash provided by (used in) financing activities of continuing operations	32,226	(1,876)	(597)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,457)	10,633	15,071
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	28,196	17,563	2,492

CASH AND CASH EQUIVALENTS END OF PERIOD	$8,739	$28,196	$17,563

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$923	$707	$1,057

Cash paid during the period for income taxes	$—	$—	$—

See accompanying summary of accounting policies and notes to consolidated financial statements

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Summary of Significant Accounting Policies
      Nature of Business — Presstek, Inc. (“Presstek”, “the Company”, “we” or “us”) is a market focused high technology company that manufactures and distributes proprietary and non-proprietary solutions for the graphic arts industries. We are a leader in the development of chemistry-free, environmentally responsible digital imaging capital goods and consumables. We develop and manufacture products that transfer digital images onto our proprietary printing plates using digital laser imaging equipment and chemistry-free or process-free plate technologies for, primarily, small and medium-sized commercial print providers. Through our subsidiaries, we also manufacture and distribute proprietary and non-proprietary digital and analog solutions for the graphic arts industry.
      In April 2000, we incorporated an Arizona subsidiary, Lasertel, Inc. (“Lasertel”) and established operations for the purpose of securing our supply of laser diodes. Lasertel is engaged in the manufacture and development of high-powered laser diodes for the Company and external customers.
      On July 30, 2004, the Company acquired the stock of Precision Lithograining, Corp. (“Precision”), an independent plate manufacturer and its affiliated company SDK Realty Corp., of South Hadley, Massachusetts, for approximately $12.2 million in cash, net of cash acquired. Precision manufactures our Anthem and Freedom digital printing plates, and also designs, manufactures, markets and sells other conventional and digital printing plates for both web and sheet-fed printing applications to other external customers.
      On November 5, 2004, the Company completed the acquisition of certain assets and the assumption of certain liabilities of the A.B. Dick Company (“ABDick”) for approximately $43.2 million, net of cash acquired. ABDick manufactures, distributes, markets and services offset systems and digital platemaking systems and related supplies for the graphic arts and printing industries.
      Presstek operates in four reportable segments, the Presstek segment, the Lasertel segment, the Precision segment, and the ABDick segment. The Presstek segment is primarily engaged in the development, manufacture and sale of our patented digital imaging systems and printing plate technologies for direct-to-press, or on-press applications, and CTP, or off-press applications. The Lasertel segment is primarily engaged in the manufacture and development of high-powered laser diodes for Presstek and for sale to external customers. The Precision segment is primarily engaged in the manufacture and sale of conventional and digital printing plates for both web and sheet-fed printing applications. The ABDick segment manufactures, distributes, markets and services equipment and supplies for the graphic arts and printing industries.
      Basis of Presentation — The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The results of the acquisitions of Precision and ABDick are included in the consolidated financial statements of the Company since their respective acquisition dates.
      Fiscal Year — The Company operates and reports on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements include the 52 –week fiscal year ended January 1, 2005, (“fiscal 2004”), 53-week fiscal year ended January 3, 2004, (“fiscal 2003”), and the 52-week fiscal year ended December 28, 2002, (“fiscal 2002”).
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
      Significant Risks and Uncertainties — There is rapid technological development in the electronic image reproduction industries, resulting in extensive patent filings and a rapid rate of issuance of new patents. Although the Company believes that its technology has been independently developed, and that the products it markets and proposes to market will not infringe on the patents, or violate other proprietary rights of others, it is possible that such infringement of existing or future patents, or violation of proprietary rights may occur. In such event the Company may be required to modify its design or obtain a third party license. No assurance can be given that the Company will be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to do any of the foregoing could have a material adverse effect on the Company’s business. Furthermore, there can be no assurance that the Company will have the financial or other resources necessary to successfully defend a patent infringement or proprietary rights violation action. Moreover, the Company may be unable, for financial or other reasons, to enforce its rights under any of its patents.
      The Company’s press products are manufactured under agreements with press manufacturers located in Japan and Germany. The Company believes that there are other sources available to manufacture these products; however, if the supply of these presses were to be delayed, or if import restrictions were imposed, its ability to ship products in a timely manner could be adversely affected, which could have a material adverse effect on our business, results of operations and financial condition.
      While the Company’s alliance with Heidelberg has been an important one, there are substantial risks associated with this relationship. Unlike our distribution relationships with companies such as Ryobi, we have no distribution rights to the Quickmaster DI, and must rely on Heidelberg to sell this press. We currently have no orders from Heidelberg for direct imaging kits used in the Quickmaster DI. Heidelberg has indicated, as a result of the global economic slowdown, that it has an inventory of direct imaging kits on hand to support its production requirements for six months. We do not believe that orders for direct imaging kits will resume in fiscal 2005. Sales to Heidelberg and its distributors represented approximately 9%, 21%, and 36% of revenue for fiscal 2004, 2003, and 2002, respectively. As a result of our expanded strategic partnerships and distribution channels, our sales to Heidelberg comprise a less significant share of total sales for fiscal 2004. The loss of Heidelberg and its distributors as customers, however, would have a material adverse effect on our business, results of operations and financial condition.
      Revenue Recognition — The Company generates revenue through four main sources; equipment sales, laser diode sales, consumable sales and the sale of installation services, training, support services and equipment maintenance contracts.
      The Company recognizes revenue when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collection is reasonably assured, and no future services are required.
      The Company records revenue for product sales net of estimated returns, which are adjusted periodically, based upon historical rates of return. Equipment revenue and any related royalties for products sold to original equipment manufacturers (“OEM’s”) is recognized at the time of shipment. Contracts with OEM’s do not include price protection or product return rights. Revenue for equipment sold to distributors, whereby the distributor is responsible for installation, is recognized at shipment. Revenue for equipment sold to distributors whereby the Company is responsible for installation, for which the installation is not deemed inconsequential, is recognized upon completion of installation and customer acceptance. Contracts with distributors do not include price protection or product return rights, however, the Company may elect in certain circumstances to accept returns for product. Revenue for installation services is recognized after installation has occurred. Revenue related to service maintenance agreements is recognized ratably over the duration of the particular contract. Revenue for training and support services is recognized upon completion of the training and services. Certain fees and other reimbursements are recognized as revenue when the related services have been performed or the revenue otherwise earned. Deferred revenue includes certain customer advance payments received as a result of the Company’s distribution agreements and service maintenance agreements. This revenue is recognized as product is shipped or services are performed. The Company may enter into multiple element arrangements. The

Company follows Emerging Issues Task Force (EITF) No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Based upon the criteria contained in EITF No. 00-21, the Company has determined that its deliverables within multiple-elements revenue arrangements represent separate units of accounting. Revenue is allocated to the separate units of accounting based on the relative fair values of the individual units of accounting. A general right of return or cancellation does not exist once the product is delivered to the customer.
      The Company accounts for shipping and handling fees passed on to customers as revenue.
      Fair Value of Financial Instruments — The carrying values of cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments. The carrying amounts of the Company’s bank borrowings, refinanced in 2004 under its credit agreement, approximates fair value because the interest rates are based on floating rates identified by reference to market rates. At January 1, 2005 and January 3, 2004, the fair value of the Company’s long-term debt approximated carrying value.
      Cash Equivalents — For purposes of reporting cash flows, the Company considers all savings deposits, certificates of deposit, money market funds, and highly liquid debt instruments with original maturities of three months or less to be cash equivalents.
      Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company invests in high-quality money market instruments, securities of the U.S. government, and high-quality corporate issues. Accounts receivable are generally unsecured and are derived from the Company’s customers located around the world. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The Company has advanced $1.1 million to a customer, which can be earned as a discount on future sales over the next three years. The Company has a security interest in the customer’s assets should payment not be made in accordance with the terms of the agreement.
      Accounts Receivable and Allowance for Doubtful Accounts — The Company’s accounts receivable are customer obligations due under normal trade terms, carried at their face value less an allowance for doubtful accounts.
      The Company evaluates its accounts receivable on an ongoing basis and establishes an allowance for doubtful accounts based on specific customer circumstances and on its historical rate of write-offs. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in an overall allowance for doubtful accounts. After reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company believes the allowance for doubtful accounts as of January 1, 2005 is adequate, however, actual write-offs might exceed the recorded allowance.
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
      Goodwill and Other Intangible Assets — Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair value of net identifiable assets on the date of purchase. Presstek has goodwill and net intangible assets excluding patents of $26.5 million at January 1, 2005. We are required to evaluate the impairment annually of goodwill, or more frequently when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. An impairment charge would be recorded if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price for a sustained period of time. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in the models and valuation reports. Different assumptions and judgment determination could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made. For purposes of the annual impairment test, which will occur on July 2, 2005, goodwill of $5.4 million has been assigned to the Precision business segment and $13.5 million has been assigned to the ABDick business segment.
      The following table is a summary of goodwill and other intangible assets as of January 1, 2005:

	Gross Carrying	Accumulated
	Amount	Amortization	Useful Life

	(In thousands)
Amortized intangible assets:
Trade names	2,360	171	2-3 years
Customer relationships	4,700	117	7-10 years
Software license	1,203	778	3 years
Organizational fees	339	7	5 years
Non-compete covenants	245	153	5 years

	$8,847	$1,226

Intangible assets with indefinite lives:
Goodwill	$18,984	$96	Indefinite

      The Company amortizes intangible assets with finite lives over the above estimated useful lives of the respective intangible assets. Amortization expense of intangible assets amounted to $347,000 in 2004 and is included in general and administrative expenses in the accompanying consolidated statements of operations. The following is a summary of estimated aggregate amortization expense of intangible assets for each of the five succeeding fiscal years as of January 1, 2005:

(In thousands)

2005	$1,573
2006	1,521
2007	1,304
2008	596
2009	584
Thereafter	2,043

$7,621

      Patent Application Costs and License Rights — Patent application costs represent the cost of preparing and filing applications to patent the Company’s proprietary technologies, in addition to certain patent and license rights obtained in the Company’s acquisitions. Such costs are amortized over a period ranging from five to seven years, beginning on the date the patents or rights are issued or acquired. Amortization expense relating to patent application costs and license rights for fiscal 2004, 2003, and 2002, was $968,000, $890,000, and $853,000, respectively. At January 1,2005, $923,000 in patent application costs have not been put into service.

      At January 1, 2005 and January 3, 2004, the Company’s gross carrying amount for Patent Application Costs and License Rights was $8.1 million and $7.9 million, respectively. The accumulated amortization at January 1, 2005 and January 3, 2004 was $5.3 million and $4.5 million, respectively. The following table summarizes the Company’s projected amortization expense:

(In thousands)

2005	$872
2006	827
2007	462
2008	356
2009	228
Thereafter	94

$2,839

      Long Lived Assets — Long-lived assets, such as amortizable intangible assets and property and equipment are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and their eventual disposition is less than their carrying amount. Impairment, if any, is assessed using discounted cash flows. When any such impairment exists, the related assets will be written down to fair value. Management believes that no such impairment existed at January 1, 2005.
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
      Changes in the Company’s warranty liability are as follows:

	2004	2003	2002

	(In thousands)
Balance, beginning of year	$935	$1,089	$793
Warranties issued	1,109	1,228	1,938
Charges	(1,367)	(1,382)	(1,642)

Balance, end of year	$677	$935	$1,089

      Shipping and Handling Costs — Shipping and handling costs billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as a cost of sales.
      Research and Development Costs — Research and development costs are expensed as incurred for financial reporting purposes.
      Advertising Costs — Advertising costs are expensed as incurred for financial reporting purposes. Advertising expense was $559,000, $423,000 and $479,000 for 2004, 2003 and 2002, respectively.
      Stock-Based Compensation — The Company accounts for stock options granted to employees under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted by Statement of Financial Accounting Standards No. 123, (“SFAS 123”) “Accounting for Stock-Based Compensation.” APB 25 provides for compensation cost to be recognized over the vesting period of the options based on the difference, if any, between the fair market value of the Company’s stock and the option price on the grant date. As the Company has only issued fixed term stock option grants at or above the quoted market price on the date of the grant which vest solely on the basis of the passage of time, there is no compensation expense recognized in the accompanying financial statements. The Company adopted the disclosure provisions of SFAS 123 as amended Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” that require the Company to provide pro forma disclosure of net income (loss) and net income (loss) per share as if the optional fair value method had been applied to determine compensation costs for the Company’s stock option plans.
      Accordingly, the Company’s net income (loss) and net income (loss) per share would have been charged to the pro forma amounts indicated in the following table:

	2004	2003	2002

	(In thousands, except per
	share data)
Net income (loss), as reported	$3,865	$8,097	$(8,280)
Total stock-based employee compensation expense	(2,074)	(2,942)	(4,707)

Pro forma net income (loss)	$1,791	$5,155	$(12,987)

Net income (loss) per common share, as reported:
Basic	$.11	$0.24	$(0.24)

Diluted	$.11	$0.24	$(0.24)

Pro forma net income (loss) per common share:
Basic	$.05	$0.15	$(0.38)

Diluted	$.05	$0.15	$(0.38)

      The above pro forma net income (loss) and net income (loss) per share do not consider any related tax benefit from option exercises in fiscal 2004, 2003, or 2002.
      The Company used the Black-Scholes option-pricing model to estimate the weighted average grant date fair value of $5.85, $3.59, and $3.78 for each stock option issued in fiscal 2004, 2003, and 2002, respectively, using the following weighted average assumptions:

	2004	2003	2002

Dividend yield	none	none	none
Expected volatility	63.38%	69.00%	74.57%
Risk free interest rate	3.71%	3.51%	3.43%
Expected option life	5.10	5.49	6.45
      Comprehensive Income (Loss) — Comprehensive income (loss) is comprised of net income and all changes in stockholders’ equity except those due to investments by owners. In fiscal 2004, comprehensive income includes $47,000 related to the change in value of derivatives used to hedge interest rate exposure and $107,000 related to the Company’s foreign subsidiaries. In fiscal 2003, comprehensive loss was $47,000 related to the change in value of derivatives used to hedge interest rate exposure. In fiscal 2002, comprehensive income (loss) was comprised solely of net income (loss).

Foreign Currency Translation
      The local currency is the functional currency of our foreign subsidiaries. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average rates for the period.

      Gains and losses from foreign currency transactions are included in other income (expense), net, and consisted of losses of $133,000 in fiscal 2004 and gains of $196,000 in fiscal 2003.

Derivatives
      The Company entered into interest rate swap agreements with its lenders in October 2003, which was intended to protect the Company’s long-term debt against fluctuations in LIBOR rates. Under the interest rate swaps LIBOR is set at a minimum of 1.15% and a maximum of 4.25%. Because the interest rate swap agreement did not qualify as a hedge for accounting purposes under SFAS No. 133, and related amendments, including SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the Company recorded expense of $133,000 in fiscal 2004 to mark to market these interest rate swap agreements. The adjustment to fair value of the interest rate swap agreement was recorded as a component of other income (expense).
      Basic and Diluted Earnings (Loss) per Share — Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all potential dilutive common shares that were outstanding during the period. Potential dilutive common shares consist of the incremental common shares issuable upon the exercise of warrants and stock options. For fiscal 2002, potentially dilutive securities that related to shares issuable upon the exercise of warrants to purchase 200,000 shares of common stock at $20.81 and stock options to purchase 3,639,801 shares of common stock at exercise prices ranging from $2.85 to $26.94 granted by the Company were excluded, as their effect was anti-dilutive.

Effect of New Accounting Pronouncements
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4, SFAS No. 151 amends previous accounting guidance to clarify the abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified previously. In addition, this Statement requires that allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company has not yet assessed the impact on its consolidated financial statements of adopting this new standard.
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. This Statement is a revision of SFAS No. 123, and supersedes APB 25, and its related interpretations. SFAS 123R requires all share-based payments to employees, including grants of employee stock options to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R is effective for the Company for the first interim or annual reporting period that begins after June 15, 2005.
      The Company is currently evaluating the two methods of adoption allowed by SFAS 123R; the modified-prospective transition method and the modified-retrospective transition method. Management expects that the adoption of SFAS 123R will materially increase stock compensation expense and decrease net income. In addition, SFAS 123R requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations.
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

3.     Acquisitions
      On July 30, 2004, the Company acquired the stock of Precision Lithograining Corporation and its affiliated company SDK Realty Corp., (collectively, “Precision”) located in South Hadley, Massachusetts, an independent plate manufacturer, for an aggregate purchase price of approximately $12.2 million in cash, net of cash acquired. Precision provides the Company with its Anthem and Freedom printing plates, and is also a provider of other conventional and digital printing plates for both web and sheet-fed printing applications The following table summarizes the preliminary estimated fair value assigned to the assets acquired and liabilities assumed at the date of acquisition:

Assets Acquired/
(Liabilities Assumed)

(In thousands)
Cash and accounts receivable	$2,725
Inventory	2,529
Property, plant and equipment	6,065
Trade names	260
Customer relationships	900
Non-compete covenants	100
Goodwill (deductible for tax purposes)	5,422
Accounts payable and accrued expenses	(5,697)

Total purchase price	12,304
Less: cash acquired	(65)

Net cash paid	$12,239

      The acquisition of Precision is accounted for as a purchase under SFAS No. 141. Accordingly, the operating results of Precision have been included in the Company’s consolidated financial statements since the July 30, 2004 acquisition date as part of the Precision segment. The Company has allocated goodwill of $5.4 million to the Precision segment based on the estimated future revenue of the acquired business. The Company estimated the useful lives of the acquired other intangible assets to be 2 to 7 years and has included them in other intangible assets, net, in the accompanying consolidated balance sheet at January 1, 2005. The values assigned to inventory, property, plant and equipment and intangible assets were based upon the results of an independent appraisal.
      On November 5, 2004, the Company completed the acquisition of certain assets and the assumption of certain liabilities of ABDick for a preliminary aggregate purchase price of approximately $43.2 million, net of cash acquired. The purchase price consisted of $40.0 million in cash and $3.2 million of transaction costs. ABDick manufactures and markets offset systems and digital platemaking systems and related supplies for the graphic arts and printing industries. The aggregate purchase price is preliminary as management is in the process of finalizing restructuring plans for ABDick’s operations, the results of which could impact the final amount of exit costs. Management is currently finalizing plans to streamline and integrate the operations of ABDick with its current operations. The restructuring plan is expected to be substantially complete by June 2005. Total costs, primarily for severance and lease commitments, are expected to be approximately $1.5 million. Although the Company believes its estimated exit costs to be reasonable, actual spending for exit activities may differ from current estimated exit costs, which may impact the final aggregate purchase price. In addition, the Company may incur certain direct acquisition costs subsequent to January 1, 2005, which will increase the total amount of direct acquisition costs included in the aggregate purchase price. As of January 1, 2005, no exit costs had been paid.

The following table summarizes the preliminary estimated fair value assigned to the assets acquired and liabilities assumed at the date of acquisition:

Assets Acquired/
(Liabilities Assumed)

(In thousands)
Cash and accounts receivable	$17,066
Inventory	22,705
Other current assets	756
Property, plant and equipment	1,375
Trade names	2,100
Customer relationships	3,800
Software license	450
Other long term assets	109
Goodwill (deductible for tax purposes)	13,466
Accounts payable and accrued expenses	(9,433)
Deferred revenue	(8,899)

Total purchase price	43,495
Less: cash acquired	(266)

Net cash paid	$43,229

      The acquisition of ABDick is accounted for as a purchase under SFAS No. 141. Accordingly, the operating results of ABDick have been included in the Company’s consolidated financial statements since the acquisition date as part of the ABDick segment. The Company has allocated goodwill of $13.5 million to the ABDick segment based on the estimated future revenue of the acquired business. The Company estimated the useful lives of the acquired intangible assets to be 3 to 10 years and has included them in other intangible assets, net, in the accompanying consolidated balance sheet at January 1, 2005. The values assigned to inventory, property, plant and equipment, intangible assets and deferred revenue were based upon the results of an independent appraisal.
      The following table sets forth supplemental unaudited pro forma financial information that assumes the acquisitions of Precision and ABDick were complete at the beginning of fiscal 2002. The unaudited pro forma results include estimates and assumptions regarding increased amortization of intangible assets related to the acquisition. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had occurred on the date indicated, or that may result in the future.

	2004	2003	2002

	(In thousands, except per share data)
Pro forma revenue	$290,171	$304,655	$307,018
Pro forma net income	1,355	11,930	(8,567)
Pro forma earnings per share
Basic	$.04	$.35	$(.25)
Diluted	$.04	$.35	$(.25)

4.     Inventories
      Inventories consisted of the following at January 1, 2005 and January 3, 2004:

	2004	2003

	(In thousands)
Raw materials	$9,424	$2,782
Work in process	5,458	2,939
Finished goods	29,347	6,633

Total inventories	$44,229	$12,354

5.     Property, Plant and Equipment, Net
      Property, plant and equipment, net consisted of the following at January 1, 2005 and January 3, 2004:

	2004	2003

	(In thousands)
At cost:
Land and improvements	$2,352	$2,038
Buildings and leasehold improvements	27,695	24,518
Production equipment	52,024	46,931
Office furniture, equipment and other	5,527	4,831

	87,598	78,318
Less accumulated depreciation	(40,226)	(32,586)

Total property, plant and equipment, net	$47,372	$45,732

      Depreciation expense for fiscal 2004 and 2003 was $7.8 million and $7.9 million, respectively. All property and equipment is pledged as security for long-term debt. See Note 7.
6.     Accrued Expenses
      Accrued expenses consisted of the following at January 1, 2005 and January 3, 2004:

	2004	2003

	(In thousands)
Accrued payroll and benefits	$6,141	$2,154
Accrued warranty	1,472	935
Accrued special charges	1,652	1,055
Accrued royalties	1,247	1,057
Other current liabilities	5,488	1,241

Total accrued expenses	$16,000	$6,442

      The accrued warranty balance at January 1, 2005 of $1,472,000 includes $795,000 of acquisition related beginning balance.

7.     Long-Term Debt and Line of Credit
      Borrowings consisted of the following at January 1, 2005 and January 3, 2004:

	2004	2003

	(In thousands)
Term Loan	$35,000	$14,464
Line of credit	6,822	—

	41,822	14,464
Less current portion	(12,322)	(2,143)

Total long-term debt	$29,500	$12,321

      In October 2003, the Company replaced its then existing credit facilities, entering into a $50.0 million senior secured credit facility jointly with two lenders. This new credit facility included a $35.0 million revolving line of credit (the “Revolver”) and a $15.0 million term loan (the “Term Loan”). These credit facilities were secured by all of the Company’s assets, and bore interest, at the Company’s election, at either the Prime Rate or the LIBOR rate, plus an applicable margin based on certain financial ratios, ranging from a minimum of .25% to a maximum of 2.5%.
      On November 5, 2004, in connection with the acquisition of ABDick, the Company replaced its current credit facilities with $80.0 million in Senior Secured Credit Facilities (the “Facilities”) from three lenders. The terms of the Facilities include a $35.0 million five year secured term loan (the “New Term Loan”) and a $45.0 million five year secured revolving line of credit (the “New Revolver”). The Facilities were used to partially finance the acquisition of ABDick, and will be available for working capital requirements, capital expenditures, acquisitions, and general corporate purposes. Borrowings under the facilities bear interest at either (i) the LIBOR rate plus applicable margins or (ii) the Prime Rate, as defined in the agreement, plus applicable margins. The applicable margins range from 1.25% to 4.0% for LIBOR, or 0% to 1.75% for Prime Rate, based on certain financial performance. At January 1, 2005, the effective interest rate was 5.7%.
      The New Revolver is a five-year loan, expiring in November 2009, under which the Company may borrow a maximum of $45.0 million, reduced by the amount of all letters of credit outstanding. Advances under the New Revolver may be used to finance working capital requirements, capital expenditures, and future acquisitions as permitted under the loan agreement. At January 1, 2005, the Company had $27.2 million available under the revolving line of credit loan, reduced by $11.0 million outstanding under letters of credit. At January 1, 2005, the effective interest rate was 5.8%.
      The New Term Loan is a five-year loan in the amount of $35.0 million. Principal payments on the New Term Loan will be made in consecutive quarterly installments beginning on March 31, 2005 initially in the amount of $250,000, and continuing quarterly thereafter in the amount of $1,750,000, with a final settlement of all remaining principal and unpaid interest on November 4, 2009. At January 1, 2005, the effective interest rate was 5.7%.
      Under the terms of the New Revolver and New Term Loan, the Company is required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA and minimum fixed charge coverage covenants. As of January 1, 2005, the Company was in compliance with all financial covenants.

      As of January 1, 2005, aggregate debt maturities for long-term debt were as follows:

(In thousands)
2005	$12,322
2006	7,000
2007	7,000
2008	7,000
2009	8,500

Total long-term debt maturities	$41,822

8.     Stockholders’ Equity
      Preferred Stock — The Company’s certificate of incorporation empowers the Board of Directors, without stockholder approval, to issue up to 1,000,000 shares of $.01 par value preferred stock, with dividend, liquidation, conversion, and voting or other rights to be determined upon issuance by the Board of Directors. No preferred stock has been issued to date.
      Employee Stock Option Plans — As of January 1, 2005 the Company had three stock option plans in effect, the 1994 Stock Option Plan (the “1994 Plan”), the 1998 Stock Incentive Plan (the “1998 Incentive Plan”), and the 2003 Stock Option and Incentive Plan (the “2003 Plan”).
      Previously adopted plans, including the 1988 Stock Option Plan (the “1988 Option Plan”) expired on August 21, 1998, the 1991 Stock Option Plan (the “1991 Plan”) expired on August 18, 2001, and the 1997 Interim Stock Option Plan (the “1997 Plan”) expired on September 22, 2002. No future grants will be issued under these expired plans, however at January 1, 2005, options outstanding under the 1991 Plan and the 1997 Plan totaled 71,225 and 106,875, respectively, and will expire according to the specified expiration terms of the individual option grant. There were no options outstanding under the 1988 Option Plan at January 1, 2005.
      The 1994 Plan, which expired April 8, 2004, provides for the award of options to key employees and other persons to purchase up to 2,500,000 shares of the Company’s common stock. Options granted under this plan may be either Incentive Stock Options (“ISOs”) or Nonqualified Options (“NQOs”). Generally, ISOs may only be granted to employees of the Company, at an exercise price of not less than fair market value of the stock at the date of grant. NQOs may be granted to any person, at any exercise price not less than par value, within the discretion of the Board of Directors or a committee appointed by the Board of Directors (“Committee”). Under the 1994 Plan, any options granted generally will become exercisable in increments over a period not to exceed ten years from the date of grant, to be determined by the Board of Directors or Committee. These options generally will expire not more than ten years from the date of grant. At January 1, 2005 options outstanding totaled 949,076 and will expire according to the specified expiration terms of the individual option grants.
      The 1998 Incentive Plan provides for the award of stock options, restricted stock, deferred stock, and other stock based awards to officers, directors, employees, and other key persons (collectively “awards”). A total of 3,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan. Options under the 1998 Incentive Plan become exercisable upon the earlier of a date set by the Board of Directors or Compensation Committee at the time of grant or the close of business on the day before the tenth anniversary of the stock options’ date of grant. Options become exercisable the day before the fifth anniversary of the date of grant in the case of an ISO. At January 1, 2005, options outstanding totaled 1,518,550 and will expire according to the specified expiration terms of the individual option grants.
      The 2003 Plan provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including those directors who are not an employee or officer of the Company), such directors being referred to as Non-Employee Directors, consultants and advisors of the Company and its Subsidiaries, all of whom are eligible to receive awards under the plan. The 2003 Plan provides for an automatic annual grant of 7,500 stock options to all active Non-Employee Directors on an annual basis. A total of 2,000,000 shares of common stock, subject to anti-dilution adjustments have been reserved under this plan.

Options under the 2003 Plan become exercisable at such times and subject to such terms and conditions as the Board of Directors or Committee may specify in the applicable option agreement at the time of grant. At January 1, 2005, options outstanding totaled 45,000 and will expire according to the specified expiration terms of the individual option grants.
      Employee Stock Purchase Plan — The Company’s 2002 Employee Stock Purchase Plan (“ESPP”) provides for all eligible employees of the Company and its participating subsidiaries to purchase shares of the Company’s common stock through payroll deductions at 85% of the fair market value of the Company’s common stock on specified days. A total of 950,000 shares of the Company’s common stock subject to adjustment, have been reserved for issuance under this plan. At January 1, 2005, a total of 862,146 shares remain available for issuance.
      Director Stock Option Plan — The Company’s Non-Employee Director Stock Option Plan (the “Director Plan”) that expired on December 31, 2003 allowed only non-employee directors of the Company to receive grants under the plan. The Director Plan provided that eligible directors automatically receive a grant of options to purchase 5,000 shares of common stock at fair market value upon first becoming a director and, thereafter, an annual grant, in January of each year, of options to purchase 2,500 shares at fair market value. Options granted under this plan become 100% exercisable after one year and terminate five years from date of grant. At January 1, 2005 options outstanding totaled 62,500 and will expire according to the specified expiration terms of the individual option grants.
      The following table summarizes information about all stock options outstanding at January 1, 2005:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average	Exercisable	Average
Range of	Outstanding	Contractual	Exercise	as of	Exercise
Exercise Prices	as of 01/01/05	Years	Price	01/01/05	Price

$0.00 - $5.22	231,200	6.6	$4.34	176,450	$4.29
$5.23 - $6.00	661,750	6.6	$5.28	513,187	$5.28
$6.01 - $6.75	428,300	7.2	$6.33	198,050	$6.33
$6.76 - $8.00	338,425	5.7	$7.22	264,925	$7.19
$8.01 - $13.70	418,975	5.7	$9.82	272,475	$9.77
$13.71 - $23.00	674,576	3.9	$14.57	670,076	$14.56

	2,753,226	5.8	$8.57	2,095,163	$9.09

      Information concerning all stock option activity under the 1988, 1991, 1994, 1997, 1998, the Director and 2003 Plans for the fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002 is summarized as follows:

			Weighted
	Option	Option Price	Average Price
	Shares	Per Share	Per Share

Outstanding at December 29, 2001	3,305,487	$5.50 - $26.94	$10.62
Granted	1,508,900	$2.85 - $8.79	$5.72
Exercised	(9,575)	$6.88 - $7.78	$7.25
Cancelled/Expired	(1,165,011)	$5.82 - $19.19	$9.87

Outstanding at December 28, 2002	3,639,801	$2.85 - $26.94	$8.84
Granted	385,000	$4.36 - $8.21	$5.84
Exercised	(20,200)	$6.30 - $6.88	$6.71
Cancelled/ Expired	(552,125)	$2.85 - $26.94	$9.83

Outstanding at January 3, 2004	3,452,476	$2.88 - $22.75	$8.36

Granted	76,750	$9.00 - $11.80	$10.08
Exercised	(663,450)	$2.88 - $10.75	$7.53
Cancelled/ Expired	(112,550)	$3.09 - $16.31	$9.25

Outstanding at January 1, 2005	2,753,226	$2.88 - $22.75	$8.57

      Options exercisable under the Company’s stock option plans at January 1, 2005, January 3, 2004, and December 28, 2002 were 2,095,163, 2,253,212, and 2,154,460, respectively.
      The proceeds to the Company from stock options exercised under the Company’s stock option plans during fiscal years 2004, 2003, and 2002, totaled $5.2 million, $367,000, and $61,000, respectively.
      In addition to the above mentioned plans, as of January 1, 2005, the Company’s Lasertel subsidiary has in place a stock option plan, the Lasertel Inc. 2000 Stock Incentive Plan (the “Lasertel Plan”). The Lasertel Plan, as amended in fiscal 2001, provides for the award of non-qualified options to employees and other key individuals of Lasertel and Presstek, to purchase up to 2,100,000 shares of Lasertel’s common stock. These options generally vest over a period of four years with termination dates generally ten years from date of grant and are subject to earlier termination as provided in the Lasertel Plan.

      Information concerning all stock option activity under the Lasertel Plan for fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002 is summarized as follows:

			Weighted
	Option	Option Price	Average Price
	Shares	Per Share	Per Share

Outstanding at December 29, 2001	1,237,244	$0.10 - $1.00	$0.16
Granted	89,500	$0.15 - $0.15	$0.15
Exercised	(496,119)	$0.10 - $1.00	$0.10
Cancelled/Expired	(266,450)	$0.10 - $1.00	$0.21

Outstanding at December 28, 2002	564,175	$0.10 - $1.00	$0.19
Granted	46,550	$0.15 - $0.15	$0.15
Exercised	(12,500)	$0.10 - $0.25	$0.15
Cancelled/Expired	(54,788)	$0.10 - $1.00	$0.32

Outstanding at January 3, 2004	543,437	$0.10 - $1.00	$0.17

Granted	12,750	$0.15 - $0.15	$0.15
Exercised	—	$—	$—
Cancelled/Expired	(312,487)	$0.10 - $0.50	$0.13

Outstanding at January 1, 2005	243,700	$0.10 - $1.00	$0.21

      The Lasertel Plan contains a provision that in the event that a public offering of Lasertel’s common stock has not occurred prior to August 31, 2004, Lasertel is obligated to repurchase, at their then fair value, all of the Lasertel common stock issued and outstanding as a result of the exercise of the options under the Lasertel Plan, provided such shares of Lasertel common stock have been issued and outstanding for at least six months. Fair value is to be determined by an independent third party. Lasertel was valued in 2002 by an independent third party and assessed to have an enterprise value of between $21.0 million to $28.7 million based on related companies transactions and a projection of future operations. Since the enterprise value is lower than Lasertel’s outstanding debt to Presstek, net of Presstek receivables which in total at January 1, 2005 was $43.6 million, the Company has determined that fair value as of January 1, 2005 was not material. Pursuant to the terms of the stock option agreements, the Company is in the process of having an independent appraisal completed. There have been no changes in the operations or financial position of Lasertel that would cause the Company to believe that the fair value of Lasertel would be materially different at January 1, 2005 than the 2002 appraised value.
      In May 2000, warrants to purchase 300,000 shares of Presstek’s Company’s common stock were issued at a price of $20.81 in exchange for consulting services. These warrants were valued at $2.5 million, with the Black-Scholes pricing model using the following assumptions; no dividend yield; expected volatility of 70%; risk free interest rate of 6.0%; and an expected term of three years. The valuation was recorded as a long-term asset through May of 2002, and was being amortized over the five-year term of the consulting agreement. In June 2002, as a result of the termination of the consulting agreement, the balance of $1.4 million was written down as part of the special charge recorded in fiscal 2002. See Note 13. Amortization expense recorded in fiscal year 2002 was $207,000. No amortization expense was recorded in fiscal 2004 or 2003, respectively. All warrants to purchase shares of the Company’s common stock expired as of January 1, 2005.
9.     Income Taxes
      The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This standard requires, among other things, recognition of future tax effects, measured by enacted tax rates, attributable to deductible temporary differences between the financial statement and income tax bases of assets and liabilities.

      The Company recorded an income tax provision of $200,000 for fiscal 2004. There was no tax provision recorded for fiscal 2003 or 2002. The provision for fiscal 2004 relates to the recognition of non-cash deferred tax liability related to differing book and tax basis of goodwill, foreign taxes and alternative minimum tax.
      Income (loss) before income tax provision for fiscal 2004, 2003 and 2002 is as follows:

	2004	2003	2002

	(In thousands)
Income (loss) before income tax provision:
U.S.	$3,954	$8,097	$(8,280)
Foreign	111	—	—

Total	$4,065	$8,097	$(8,280)
      Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax assets and liabilities consisted of the following at January 1, 2005, January 3, 2004, and December 28, 2002:

	2004	2003	2002

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$29,000	$30,400	$31,300
Tax credits	4,900	5,100	4,600
Warranty provisions, litigation and other accruals	4,400	3,800	4,700

Gross deferred tax assets	38,300	39,300	40,600

Deferred tax liabilities:
Amortizable and depreciable assets	320	100	—
Accumulated depreciation and amortization	3,900	3,300	3,600

Gross deferred tax liabilities	4,220	3,400	3,600

	34,080	35,900	37,000
Less valuation allowance	(34,200)	(35,900)	(37,000)

Deferred tax assets (liabilities) — net	$(120)	$—	$—

      The valuation allowance decreased $2.5 million in fiscal 2004 and $1.1 million in fiscal 2003, and increased $800,000 in fiscal 2002.
      The difference between income taxes at the United States federal income tax rate and the effective income tax rate was primarily a result of the change in the valuation allowance.
      As of January 1, 2005, the Company had net operating loss carryforwards totaling approximately $84.2 million, of which $49.2 million resulted from compensation deductions for tax purposes relating to stock option compensation and $35 million resulted from operating losses, which expire at various dated through 2020. To the extent net operating losses resulting from stock option compensation deductions become realizable, the benefit will be credited directly to additional paid in capital. In addition, as of January 1, 2005, the Company had federal research and development tax credit carryforwards of approximately $4.5 million, which expire at various dates through 2020. Under current tax law, the utilization of net operating losses and research and development tax credit carryforwards may be subject to annual limitations in the event of certain changes in ownership.
      As required by SFAS No. 109, the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which consist principally of net operating loss and tax credit carryforwards. As of January 1, 2005, management evaluated the deferred tax asset valuation allowance and determined a complete reserve was needed based on the Company’s recent profitability and expected future profitability. The Company recognized a non-cash income tax expense of $120,000 related to the deferred tax liability resulting from amortization for tax purposes of goodwill that arose as a result of the acquisitions in 2004. As of January 3, 2004 and December 28, 2002 the Company had reserved for all the deferred tax assets by recording a valuation allowance of approximately $35.9 million and $37.0 million, respectively.
      The Company’s valuation reserve is based on numerous factors including the Company’s history of prior profitability, current profitability, current economic conditions and forecasted profitability over the next several years. Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance. Establishing new or additional valuation allowances could materially adversely impact the Company’s financial position and results of operations.
      The components of the Company’s tax provision are as follows:

	2004	2003	2002

	(In thousands)
Current:
Federal	$40	$—	$—
State	—	—	—
Foreign	40	—	—

Total current	$80	$—	$—

Deferred:
Federal	$96	$—	$—
State	24	—	—
Foreign	—	—	—

Total deferred	$120	$—	$—

Total	$200	$—	$—

      A reconciliation of the statutory federal tax rate to the Company’s effective tax rate is as follows:

	2004	2003	2002

	(In thousands)
Statutory rate:	34.0%	34.0%	34.0%
Amortizable tax goodwill	3.1	—	—
Change in valuation allowance	(33.1)	(34.0)	(34.0)
Other	1.2	—	—

Effective rate	5.2%	—%	—%

10.     Earnings (Loss) Per Share
      The following represents the calculation of basic and diluted earnings (loss) per share for fiscal 2004, 2003, and 2002:

	2004	2003	2002

	(In thousands, except per share data)
Income (loss) from continuing operations	$3,865	$6,668	$(8,280)
Income from discontinued operations	—	1,429	—

Net income (loss)	$3,865	$8,097	$(8,280)

Weighted average common shares outstanding — Basic	34,558	34,167	34,124
Effect of assumed conversion of stock options	799	233	—

Weighted average common shares outstanding — Diluted	35,357	34,400	34,124

Earnings (loss) per share — Basic:
From continuing operations	$0.11	$0.20	$(0.24)
From discontinued operations	0.00	0.04	0.00

Earnings (loss) per share — Basic	$0.11	$0.24	$(0.24)

Earnings (loss) per share — Diluted:
From continuing operations	$0.11	$0.20	$(0.24)
From discontinued operations	0.00	0.04	0.00

Earnings (loss) per share — Diluted	$0.11	$0.24	$(0.24)

      Options to purchase 864,676 shares of common stock as exercise prices ranging from $9.92 to $22.75 per share were not included in the computation of diluted earnings per share for fiscal 2004, as the exercise prices of the options were greater than the average market price of the common shares. these options, which expire between January 3, 2005 and July 1, 2014, were all outstanding at the end of fiscal 2004.
      Options to purchase 1,930,116 shares of common stock at exercise prices ranging from $6.30 to $22.75 per share were not included in the computation of diluted earnings per share for fiscal 2003, as the exercise prices of the options were greater than the average market price of the common shares. These options, which expire between January 4, 2004 and December 31, 2013, were all outstanding at the end of fiscal 2003.
      Options to purchase 3,639,801 shares of common stock at exercise prices ranging from $2.86 to $26.94 per share for fiscal 2002 and warrants to purchase 200,000 shares of common stock at a price of $20.81 have been excluded from the fiscal 2002 calculations of diluted earnings per share, as their effect would be anti-dilutive.
11.     Related Parties
      During fiscal 2004, the Company paid the law firm of Amster, Rothstein & Ebenstein (“Amster”), approximately $195,000 in legal fees and expenses, while representing the Company on various intellectual property matters. Of the $195,000 paid to Amster, approximately $60,000 were reimbursements for disbursements made by Amster on our behalf to foreign counsel for various intellectual property matters. Mr. Daniel Ebenstein, who has been a director of the Company since November 1999, is a partner of Amster and shares in the profits of that firm. The Company paid Amster approximately $94,000, and $632,000 in fiscal 2003 and 2002, respectively.
      During fiscal 2003 and 2002, the Company paid R.H. Ventures, Inc. (“RH”), $144,000 pursuant to an agreement with Mr. Robert Howard, an executive of RH, who served as the Company’s Chairman Emeritus from October 1998 to December 2000, when he resigned from this position. This agreement terminated at the end of fiscal 2003.

      In March 2004, the Company’s director, Mr. John Evans died. Prior to his death, Mr. Evans provided consulting services if and when requested by the Company, and was paid based on the actual number of days he provided such services including his related expenses. Mr. Evans had been a director of the Company since October 1997. The Company paid Mr. Evans $23,700 in fiscal 2003. Prior to his death, there were no consulting fees paid to Mr. Evans or his estate during fiscal 2004.
      During fiscal 2004 and 2003, the Company made payments totaling $100,006 and $204,306, respectively, to Mr. Richard A. Williams, the Company’s former Chairman of the Board of Directors, pursuant to his retirement agreement.
      During fiscal 2002, the Company made payments to Mr. Michael Moffitt, a director, totaling approximately $133,000 for consulting services. Mr. Moffitt provides consulting services if and when requested by the Company, and is paid based on the actual number of days he provides such services including his related expenses. Mr. Moffitt has been a director of the Company since June 2000.
      The Company has a receivable from a former executive and director in the amount of $202,000, resulting from advances made in a prior year. Although the Company intends to pursue collection of this receivable, it has provided a reserve against this amount in 2002 because of questions concerning its collection. As of January 1, 2005, this receivable remains fully reserved.
12.     Segment Information, Major Customers and Concentrations of Credit Risk
      The Company operates in four reportable segments; the Presstek segment, the Lasertel segment, the Precision segment, and the ABDick segment. The Presstek segment is primarily engaged in the development, manufacture and sales of its patented digital imaging systems and printing plate technologies for CTP and direct-to-press applications. The Lasertel segment is primarily engaged in the manufacture and development of the Company’s high-powered laser diodes. The Precision segment is primarily engaged in the manufacture and sale of digital and conventional printing plate technologies. The ABDick segment is primarily engaged in the manufacture and sale of offset and digital platemaking systems and related services for the graphic arts and printing industries.
      Segment information is presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating income based upon internal accounting methods. The accounting policies of the reportable segments are consistent with those of the Company. Sales between the segments are recorded at prices that approximate pricing for sales conducted at an arm’s length basis. The segments are measured on operating profits or losses before net interest income, minority interest and income taxes. The Company does not internally report its interest income or provision for income taxes by segment.

      A summary of the Company’s operations by segment for the years ended January 1, 2005, January 3, 2004, and December 28, 2002 were as follows:

					Inter-
	Presstek	Lasertel	Precision	ABDick	Segment	Total

	(In thousands)
Year ended January 1, 2005

Total revenue	$95,032	$7,765	$11,248	$24,292	$(8,486)	$129,851
Income (loss) from operations	10,247	(3,152)	(720)	(1,440)	—	4,935
Total assets	70,866	14,260	18,555	67,637	—	171,318
Goodwill and other intangibles, net	332	—	6,637	19,540	—	26,509
Depreciation and amortization	5,753	2,681	299	451	—	9,184
Capital expenditures	742	981	467	7	—	2,197
Year ended January 3, 2004

Total revenue	$85,497	$6,804	$—	$—	$(5,069)	$87,232
Income (loss) from operations	10,285	(3,450)	—	—	—	6,835
Total assets	92,484	14,044	—	—	—	106,528
Depreciation and amortization	6,137	2,730	—	—	—	8,867
Capital expenditures	1,044	300	—	—	—	1,344
Year ended December 28, 2002

Total revenue	$83,417	$2,959	$—	$—	$(2,923)	$83,453
Income (loss) from operations	397	(7,826)	—	—	—	(7,429)
Total assets	85,676	16,120	—	—	—	101,796
Depreciation and amortization	6,797	2,625	—	—	—	9,422
Capital expenditures	1,006	491	—	—	—	1,497
      The geographic information included in the following table for fiscal 2004, 2003, and 2002 attributes revenue to the geographic locations based on the location of the Company’s customer.

	2004	2003	2002

	(In thousands)
Geographic Revenue:
United States	$91,230	$41,910	$33,211
Canada	4,249	1,773	2,678
Germany	13,541	19,276	25,083
Japan	6,209	7,594	6,886
United Kingdom	7,747	3,583	3,948
All other	6,875	13,096	11,647

Total revenue	$129,851	$87,232	$83,453

      The Company’s long-lived assets totaled $47.4 million, $45.7 million and $52.3 million in the United States for fiscal 2004, 2003, and 2002, respectively. For fiscal 2004, the long-lived assets totaled $.2 million outside of the United States. There were no long-lived assets outside of the United States in fiscal 2003 or 2002. No individual country outside of the United States exceeded 10% of the Company’s long-lived assets.
      Revenue generated under the Company’s agreements with Heidelberg and its distributors, Pitman Company, and KPG and its distributors totaled $12.5 million, $14.8 million and $13.6 million, respectively for fiscal 2004 with accounts receivable balances of $2.4 million, $2.6 million, and $3.1 million, respectively, at January 1, 2005

      Revenue generated under the Company’s agreements with Heidelberg and its distributors, Pitman Company, and Koeing & Bauer and its distributors totaled $18.3 million, $15.1 million and $9.0 million, respectively for fiscal 2003, with accounts receivable balances of $1.7 million, $1.9 million, and $1.7 million, respectively, at January 3, 2004.
      Revenue generated under the Company’s agreements with Heidelberg and its distributors, and Pitman Company totaled $30.2 million and $15.0 million, respectively for fiscal 2002, with accounts receivable balances of $5.5 million and $1.9 million, respectively, at December 28, 2002.
      No other customer represented more than ten percent of the Company’s revenue in fiscal 2004, 2003, and 2002.
13.     Discontinued Programs and Special Charges
      In the second quarter of fiscal 2002, the Company initiated a process to evaluate the Company’s resources and strategically re-focus the Company. During this process, the Company evaluated all aspects of the business, and concluded to reposition and rescale its resources. As part of this exercise, the Company initiated various repositioning actions during the second quarter of fiscal 2002. These actions included the following: (i) creation of market-focused DI and CTP product lines; (ii) creation of a new senior management organization; (iii) discontinuance of certain programs; and (iv) the consolidation of the Company’s Hampshire Drive research and development facility into the main Executive Drive facility in Hudson, New Hampshire.
      As a result of these actions, the Company recorded a charge of $3.7 million to cost of revenue in 2002, which included $2.7 million for inventory write-downs and $1.0 million for other charges related to discontinued programs, $3.0 million of which was recorded by the Presstek segment, and $688,000 by the Lasertel segment.
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
      In fiscal 2004, the Company reversed $392,000 in excess special charges related to severance accrued in fiscal 2003 and 2002.

      The following tables summarize the charge for discontinued programs and special charges (excluding the ABDick plan charges of $1.5 million) recorded in fiscal 2004, 2003 and 2002 and their respective balances at January 1, 2005, January 3, 2004 and December 28, 2002:

	Balance at	Fiscal	Fiscal	Fiscal	Balance at
	Jan 3	2004	2004	2004	Jan 1
Fiscal 2004	2004	Expense	Utilization	Adjustment	2005

Accrued special charges:
Executive contractual obligations	$699	$—	$(469)	$(76)	$154
Severance and fringe benefits	356		(40)	(316)	—

Total accrued special charges and discontinued programs	$1,055	$	$(509)	$(392)	$154

	Balance at	Fiscal	Fiscal	Fiscal	Balance at
	Dec 28	2003	2003	2003	Jan 3
Fiscal 2003	2002	Expense	Utilization	Adjustment	2004

Cost of revenue:
Discontinued programs	$1,501	$—	$(1,501)	$—	$—
Deferred revenue associated with discontinued programs	120	—	(120)	—	—

Total cost of revenue	$1,621	$—	$(1,621)	$—	$—

Accrued special charges:
Equipment and other asset write downs	$39	$—	$—	$(39)	$—
Executive contractual obligations	1,257	—	(558)	—	699
Severance and fringe benefits	262	550	(456)	—	356
Lease termination and other miscellaneous costs	167	—	(167)	—	—

Total accrued special charges	$1,725	$550	$(1,181)	$(39)	$1,055

Total accrued special charges and discontinued programs	$3,346	$550	$(2,802)	$(39)	$1,055

	Balance at	Fiscal	Fiscal	Fiscal	Balance at
	Dec 29	2002	2002	2002	Dec 28
Fiscal 2002	2001	Expense	Utilization	Adjustment	2002

	(In thousands)
Cost of revenue:
Inventory write-downs	$—	$2,711	$(2,711)	$—	$—
Discontinued programs	—	2,024	(523)	—	1,501
Deferred revenue associated with discontinued programs	1,400	—	(230)	(1,050)	120

Total cost of revenue	$1,400	$4,735	$(3,464)	$(1,050)	$1,621

Accrued special charges:
Equipment and other asset write downs	$—	$3,017	$(3,017)	$39	$39
Executive contractual obligations	—	1,275	(342)	324	1,257
Severance and fringe benefits	—	944	(682)	—	262
Lease termination and other miscellaneous costs	—	725	(195)	(363)	167

Total accrued special charges	$—	$5,961	$(4,236)	$—	$1,725

Total accrued special charges and discontinued programs	$1,400	$10,696	$(7,700)	$(1,050)	$3,346

      The Company paid $.5 million, $2.7 million and $1.7 million in fiscal 2004, 2003 and 2002, respectively, as a result of the forgoing repositioning actions, and anticipates the remaining payments related to the discontinued programs and special charges will be completed by May 2005.
14.     Commitments and Contingencies
      The Company and its subsidiaries lease certain of its facilities and equipment under non-cancelable operating leases and has a future lease commitment of approximately $4.2 million, as of January 1, 2005. The future minimum rental payments under these leases are as follows at January 1, 2005:

(In thousands)
2005	$3,177
2006	786
2007	183
2008	35
2009	27

Total	$4,209

      Total rent expense under operating lease arrangements was approximately $872,000, $251,000 and $449,000 in fiscal years 2004, 2003 and 2002, respectively.
      The Company has employment agreements with certain key executive officers. The agreements provide for minimum salary levels, subject to periodic review by the Company’s Board of Directors or Compensation Committee. The employment agreements also contain certain termination and change in control provisions, as defined in the agreements. The Company’s maximum contingent liability under such agreements as of January 1, 2005 would be $1.7 million. In January 2005, these agreements were modified. In February 2005, the Company entered into employment agreements with a new executive officer. This agreement contains certain termination and change in control provisions, as defined in the agreement. Under these modified and new employment agreements, the Company’s maximum contingent liability would be $2.8 million.
      The Company entered into an agreement in fiscal 2000 with Fuji Photo Film Co., Ltd. (“Fuji”), whereby minimum royalty payments to Fuji are required based on specified sales volumes of the Company’s A3 format size four-color sheet-fed press. The agreement provides for payment of a total of $14.0 million in royalties, of which a minimum of $6.0 million is required to be paid by June 2005. The remaining commitment under the agreement is payable at specified rates based on units shipped. The Company’s maximum remaining liability under the royalty agreement is $10 million as of January 1, 2005.
15.     Heidelberg Agreements
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
      In July 2003, we entered into OEM consumables supply agreements with Heidelberg and Heidelberg, USA that provide the Company with certain preferred supplier rights, which vary based on territory, time period and sales volume. Under the terms of the OEM agreements, which include minimum volume commitments from Heidelberg and Heidelberg, USA, the Company will manufacture and supply Heidelberg branded consumable plate products for the Heidelberg Quickmaster DI press. Shipments to Heidelberg of the branded consumable product began in August 2003. The OEM consumables supply agreement between Presstek and Heidelberg USA is scheduled to terminate on or about May 15, 2005.
16.     Other Information
      In September 2003, Presstek filed an action against Fuji Photo Film Corporation, Ltd., in the District Court of Mannheim, Germany for patent infringement. In this action, Presstek alleges that Fuji has manufactured and distributed a product that violates Presstek European Patent 0 644 047 registered under number DE 694 17 129 with the German Patent and Trademark Office. Presstek seeks an order from the court that Fuji refrain from offering the infringing product for sale, from using the infringing material or introducing it for the named purposes, and from possessing such infringing material.
      In August 2003, the Company was served with a purported securities class action lawsuit filed on June 2, 2003 in the United States District Court for the Districts of New Hampshire against the Company and two of its former officers. This lawsuit was dismissed by the court on October 4, 2004. However, the plaintiffs in the case have appealed the court’s dismissal on November 4, 2004. On January 27, 2005, the plaintiffs of this matter withdrew their appeal and the matter was permanently closed in Presstek’s favor.
      In March 2005, Presstek filed an action against CREO, Inc., in the United States District Court for the District of New Hampshire for patent infringement. In this action, Presstek alleges that CREO has distributed a product that violates a Presstek US Patent. Presstek seeks an order from the court that CREO refrain from offering the infringing product for sale, from using the infringing material or introducing it for the named purposes, or from possessing such infringing material, and for the payment of damages associated with the infringement.
      Presstek is a party to other litigation that it considers routine and incidental to its business however it does not expect the results of any of these actions to have a material adverse effect on its business, results of operation or financial condition.

17.	Financial Statements and Supplementary Data
Selected Quarterly Financial Data (unaudited)

Fiscal 2004	Q1	Q2	Q3	Q4

	(In thousands, except per share data)
Total revenue	$23,314	$22,697	$29,750	$54,090
Gross profit	$8,782	$9,144	$10,003	$14,535
Net income (loss)	$1,899	$1,447	$2,707	$(2,188)
Earnings per share — Basic	$0.06	$0.04	$0.08	$(.06)
Earnings per share — Diluted	$0.05	$0.04	$0.08	$(.06)

Fiscal 2003	Q1	Q2	Q3	Q4

	(In thousands, except per share data)
Total revenue	$22,442	$22,519	$19,758	$22,513
Gross profit	$9,490	$9,629	$7,653	$9,309
Income from continuing operations	$1,790	$1,825	$1,008	$2,045
Income from discontinued operations (1)	—	—	$1,429	—
Net income	$1,790	$1,825	$2,437	$2,045
Earnings per share — Basic
From continuing operations	$0.05	$0.05	$0.03	$0.06
From discontinued operations (1)	—	—	0.04	—
Earnings per share — Basic	$0.05	$0.05	$0.07	$0.06
Earnings (loss) per share — Diluted
From continuing operations	$0.05	$0.05	$0.03	$0.06
From discontinued operations (1)	—	—	0.04	—
Earnings per share — Diluted	$0.05	$0.05	$0.07	$0.06

(1)	As a result of the dismissal of a lawsuit filed by PPG against our subsidiary Delta V, whose operations were discontinued in 1999, we reversed all previously recorded liabilities, resulting in income from discontinued operations of $1.4 million, in the third quarter of fiscal 2003.

PRESSTEK, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Balance at	Charged to	Charged to		Charges Add		Balance at
Fiscal		Beginning of	Costs and	Other Account		(Deduct)		End of
Year	Description	Fiscal Year	Expenses	Describe		Describe		Fiscal Year

		(In thousands)
2002	Allowance for losses on accounts receivable	$2,420	$945	$—		$(1,198	)(1)	$2,167

	Warranty reserve	793	1,938	—		(1,642	)(2)	1,089

2003	Allowance for losses on accounts receivable	$2,167	$1,358	$—		$(1,633	)(1)	$1,892

	Warranty reserve	1,089	1,228	—		(1,382	)(2)	935

2004	Allowance for losses on accounts receivable	$1,892	$1,935	$66	(3)	$(1,317	)(1)	$2,444

	Warranty reserve	935	1,109	—		1,367	(2)	677

(1)	Allowance for losses

(2)	Warranty expenditures

(3)	Adjustment to acquisition related beginning balance

FS-1