Form 10-Q
period 2005-04-02
PRESSTEK INC /DE/
filed 2005-05-12
CIK 846876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 2, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___

COMMISSION FILE NO. 0-17541

PRESSTEK, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	02-0415170

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 EXECUTIVE DRIVE, HUDSON, NEW HAMPSHIRE 03051-4903

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code:	(603) 595-7000

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 29, 2005, there were 35,055,572 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PRESSTEK, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PRESSTEK, INC.

CONSOLIDATED BALANCE SHEETS

	April 2, 2005
(In thousands, except share and per share data)	(unaudited)	January 1, 2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,848	$8,739
Accounts receivable, net of losses on accounts receivable of $4,359 and $4,626 in fiscal 2005 and 2004, respectively	36,653	38,946
Inventories	45,171	44,229
Other current assets	2,008	1,499

Total current assets	96,680	93,413

PROPERTY, PLANT AND EQUIPMENT, NET	46,311	47,372

OTHER ASSETS:
Patent application costs, net	2,752	2,839
Other amortizable intangibles, net	7,216	7,621
Goodwill	19,661	18,888
Other assets	1,776	1,185

Total other assets	31,405	30,533

TOTAL	$174,396	$171,318

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$4,731	$6,822
Current portion of long-term debt	7,000	5,500
Accounts payable	20,126	13,394
Accrued expenses	14,620	16,120
Deferred revenue	9,594	10,580

Total current liabilities	56,071	52,416

LONG-TERM DEBT, NET OF CURRENT PORTION	27,750	29,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 75,000,000 shares; issued and outstanding 35,055,210 shares at April 2, 2005 and 34,896,985 shares at January 1, 2005	351	349
Additional paid-in capital	103,795	102,962
Accumulated deficit	(13,535)	(14,016)
Accumulated other comprehensive income (loss)	(36)	107

Total stockholders’ equity	90,575	89,402

TOTAL	$174,396	$171,318

See accompanying notes to consolidated financial statements

PRESSTEK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended
(In thousands, except per share data)	April 2, 2005	April 3, 2004

REVENUE:
Product revenue	$56,964	$21,154
Service revenue	13,327	1,959
Royalties and license fees	104	201

Total revenue	70,395	23,314

COSTS AND EXPENSES:
Cost of product revenue	41,454	13,284
Cost of service revenue	8,799	1,248
Research and product development	2,122	1,676
Sales, marketing and customer support	9,809	3,138
General and administrative	6,032	2,268
Special charges (credits)	982	(296)

Total costs and expenses	69,198	21,318

INCOME FROM OPERATIONS	1,197	1,996

OTHER INCOME (EXPENSE), NET:
Interest income	49	94
Interest expense	(625)	(109)
Other expense, net	(50)	(82)

Total other expense, net	(626)	(97)

INCOME BEFORE INCOME TAXES	571	1,899
PROVISION FOR INCOME TAXES	90	—

NET INCOME	$481	$1,899

EARNINGS PER SHARE — BASIC	$0.01	$0.06

EARNINGS PER SHARE — DILUTED	$0.01	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC	34,971	34,266

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – DILUTED	35,523	35,149

See accompanying notes to consolidated financial statements

PRESSTEK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended
(In thousands)	April 2, 2005	April 3, 2004

CASH FLOWS - OPERATING ACTIVITIES:
Net income	$481	$1,899
Adjustments to reconcile net income to net cash provided by operating activities:
Special charges (credits)	982	(296)
Other non-cash items	709	170
Depreciation and amortization	2,754	2,120
Changes in operating assets and liabilities:
Accounts receivable	1,956	(1,003)
Inventories	(942)	632
Other current assets	(509)	(819)
Accounts payable	6,732	2,078
Accrued expenses	(3,740)	(1,071)
Deferred revenue	(986)	(1)
Other non-current assets	(686)	(645)

Net cash provided by operating activities	6,751	3,064

CASH FLOWS - INVESTING ACTIVITIES:
Property, plant and equipment, net	(1,136)	(395)

Net cash used in investing activities	(1,136)	(395)

CASH FLOWS - FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	835	1,278
Repayments of term loan	(250)	(535)
Repayments of line of credit, net	(2,091)	—

Net cash provided by (used in) financing activities	(1,506)	743

INCREASE IN CASH AND CASH EQUIVALENTS	4,109	3,412
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	8,739	28,196

CASH AND CASH EQUIVALENTS END OF PERIOD	$12,848	$31,608

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$625	$109

Cash paid during the period for income taxes	$122	$93

     See accompanying notes to consolidated financial statements

PRESSTEK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
APRIL 2, 2005

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business — Presstek, Inc. (“Presstek,” the “Company,” “we” or “us”) is a market focused high technology company that designs, manufactures and distributes proprietary and non-proprietary solutions for the graphic arts industries. We are a leader in the development of chemistry-free, environmentally responsible digital imaging capital goods and consumables. We develop and manufacture products that transfer digital images onto our proprietary printing plates using digital laser imaging equipment and chemistry-free or process-free plate technologies for primarily small and medium-sized commercial print providers. Through our subsidiaries, we also manufacture, distribute and service proprietary and non-proprietary digital and analog solutions for the graphic arts industry.

In April 2000, we incorporated an Arizona subsidiary, Lasertel, Inc. (“Lasertel”) and established operations for the purpose of securing our supply of laser diodes. Lasertel is engaged in the manufacture and development of high-powered laser diodes for the Company and external customers.

On July 30, 2004, the Company acquired the stock of Precision Lithograining, Corp., an independent plate manufacturer and its affiliated company SDK Realty Corp., of South Hadley, Massachusetts (collectively, “Precision”), for approximately $12.2 million in cash, net of cash acquired. Precision manufactures our Anthem and Freedom chemistry-free digital printing plates, and also designs, manufactures, markets and sells other conventional and digital printing plates for both web and sheet-fed printing applications to other external customers.

On November 5, 2004, the Company completed the acquisition of certain assets and the assumption of certain liabilities of The A.B. Dick Company for approximately $43.2 million, net of cash acquired. The business we acquired manufactures, distributes, markets and services offset systems and computer-to-plate, or CTP, systems and related supplies for the graphic arts and printing industries. We refer to this acquired business as the ABDick segment.

Presstek operates in four reportable segments, (i) the Presstek segment, (ii) the Lasertel segment, (iii) the Precision segment, and (iv) the ABDick segment.

•	The Presstek segment is primarily engaged in the development, manufacture and sale of our patented digital imaging systems and printing plate technologies for direct-to-press, or on-press applications, and CTP, or off-press applications.

•	The Lasertel segment is primarily engaged in the manufacture and development of high-powered laser diodes for Presstek and for sale to external customers.

•	The Precision segment is primarily engaged in the manufacture and sale of chemistry-free digital and conventional printing plates for both web and sheet-fed printing applications.

•	The ABDick segment manufactures, distributes, markets and services equipment and supplies for the graphic arts and printing industries.

Basis of Presentation — The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The results of the acquisitions of Precision and the business of The A.B. Dick Company are included in the consolidated financial statements of the Company since their respective acquisition dates. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company’s audited financial statements and related notes thereto for the fiscal year ended January 1, 2005. The January 1, 2005 information has been derived directly from the annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and all such adjustments were normal and recurring. Operating results for the first quarter ended April 2, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. Certain prior period amounts have been reclassified for comparative purposes.

Fiscal Year — The Company operates and reports on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements include the thirteen-week periods ended April 2, 2005 (“the first quarter of fiscal 2005”) and April 3, 2004 (“the first quarter of fiscal 2004”).

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

Significant Risks and Uncertainties — There is rapid technological development in the electronic image reproduction industries, resulting in extensive patent filings and a rapid rate of issuance of new patents. Although the Company believes that its technology has been independently developed, and that the products it markets and proposes to market will not infringe on the patents, or violate other proprietary rights of others, it is possible that such infringement of existing or future patents, or violation of proprietary rights may occur. In such event, the Company may be required to modify its design or obtain a third party license. No assurance can be given that the Company will be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to do any of the foregoing could have a material adverse effect on the Company’s business. Furthermore, there can be no assurance that the Company will have the financial or other resources necessary to successfully defend a patent infringement or proprietary rights violation action. Moreover, the Company may be unable, for financial or other reasons, to enforce its rights under any of its patents.

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

While the Company’s alliance with Heidelberg has been an important one, there are substantial risks associated with this relationship. Unlike our distribution relationships with companies such as Ryobi, we have no distribution rights to the Quickmaster DI, and must rely on Heidelberg to sell this press. We currently have no orders from Heidelberg for direct imaging kits used in the Quickmaster DI. Heidelberg has indicated, as a result of the global economic slowdown, that it has an inventory of direct imaging kits on hand to support its production requirements for at least six months. We do not believe that orders for direct imaging kits will resume in fiscal 2005. Sales to Heidelberg and its distributors represented approximately 4% and 13% of revenue for the first quarters of fiscal 2005 and fiscal 2004, respectively. As a result of our expanded strategic partnerships and distribution channels, our sales to Heidelberg are expected to comprise a less significant share of total sales for fiscal 2005. The loss of Heidelberg and its distributors as customers, however, would have a material adverse effect on our business, results of operations and financial condition.

Revenue Recognition - The Company generates revenue through four main sources: equipment sales, laser diode sales, consumable sales and the sale of installation services, training, support services and equipment maintenance contracts.

The Company recognizes revenue when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, collection is reasonably assured and no future services are required.

The Company records revenue for product sales net of estimated returns, which are adjusted periodically, based upon historical rates of return. Equipment revenue and any related royalties for products sold to original equipment manufacturers (“OEMs”) is recognized at the time of shipment. Contracts with OEM’s do not include price protection or product return rights. Revenue for equipment sold to distributors, whereby the distributor is responsible for installation, is recognized at shipment. Revenue for equipment sold to distributors whereby the Company is responsible for installation, for which the installation is not deemed inconsequential, is recognized upon completion of installation and customer acceptance. Contracts with distributors do not include price protection or product return rights, however, the Company may elect, in certain circumstances, to accept returns of product. Revenue for installation services is recognized after installation has occurred. Revenue related to service maintenance agreements is recognized ratably over the duration of the particular contract. Revenue for training and support services is recognized upon completion of the training and services. Certain fees and other reimbursements are recognized as revenue when the related services have been performed or the revenue is otherwise earned. Deferred revenue includes certain customer advance payments received as a result of the Company’s distribution agreements and service maintenance agreements. This revenue is recognized as product is shipped or as services are performed. The Company may enter into multiple element arrangements. The Company follows Emerging Issues Task Force (EITF) No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Based upon the criteria contained in EITF No. 00-21, the Company has determined that its deliverables within multiple-elements revenue arrangements represent separate units of accounting. Revenue is allocated to the separate units of accounting based on the relative fair values of the individual units of accounting. A general right of return or cancellation does not exist once the product is delivered to the customer.

The Company accounts for shipping and handling fees passed on to customers as revenue. Shipping and handling costs are included in cost of product and service revenue.

Stock-Based Compensation — The Company accounts for stock options granted to employees under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted by Statement of Financial Accounting Standards No. 123, (“SFAS 123”) “Accounting for Stock-Based Compensation.” APB 25 provides for compensation cost to be recognized over the vesting period of the options based on the difference, if any, between the fair market value of the Company’s stock and the option price on the grant date. In the first quarter of fiscal 2004, no compensation expense was recognized since the Company only issued fixed term stock option grants at or above the quoted market price on the date of the grant which vest solely on the basis of the passage of time. In the first quarter of fiscal 2005, the Company recorded compensation expense to general and administrative expenses relating to the issuance of restricted stock totaling approximately $12,000, representing the difference between the estimated fair market value of the common stock on the date of grant and the purchase price.

The restricted stock had a purchase price of $0.01 and vests annually over 3 years. At the time of issuance the fair value of this stock was determined to be approximately $140,000 using a price per share of $9.30 for 15,000 shares. The value of this stock is being amortized on a straight-line basis over the three-year contractual term of the related employment agreement.

The Company adopted the disclosure provisions of SFAS 123 as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” that require the Company to provide pro forma disclosure of net income (loss) and net income (loss) per share as if the optional fair value method had been applied to determine compensation costs for the Company’s stock option plans. Accordingly, the Company’s net income (loss) and net income (loss) per share would have been charged to the pro forma amounts indicated in the following table:

	For the Three Months Ended
(In thousands except per share data)	April 2, 2005	April 3, 2004

Net income, as reported	$481	$1,899
Add: stock-based compensation expense recognized	12	—
Less:
SFAS 123 proforma stock-based employee compensation expense	(672)	(572)

Pro forma net income (loss)	$(179)	$1,327

Net income per common share, as reported:
Basic	$0.01	$0.06

Diluted	$0.01	$0.05

Pro forma net income (loss) per common share:
Basic	$(0.01)	$0.04

Diluted	$(0.01)	$0.04

The above pro forma net income (loss) and net income (loss) per share do not consider any related tax benefit from option exercises in the first quarters of fiscal 2005 and 2004.

The Company used the Black-Scholes option-pricing model to estimate the fair value of $5.02 and $5.99 for each stock option issued in the first quarters of fiscal 2005 and 2004, respectively, using the following weighted average assumptions:

	For the Three Months Ended
	April 2, 2005	April 3, 2004

Dividend yield	None	None
Expected volatility	62.21%	69.79%
Risk free interest rate	4.17%	3.35%
Expected option life	5.20	5.50

2. ACQUISITIONS

On July 30, 2004, the Company acquired the stock of Precision, for an aggregate purchase price of approximately $12.2 million in cash, net of cash acquired. Precision provides the Company with its Anthem and Freedom chemistry-free digital printing plates, and is also a provider of other conventional and digital printing plates for both web and sheet-fed printing applications. The following table summarizes the preliminary estimated fair value assigned to the assets acquired and liabilities assumed at the date of acquisition:

Assets Acquired/
(In thousands)	(Liabilities Assumed)

Cash and accounts receivable	$2,725
Inventory	2,529
Property, plant and equipment	6,065
Trade names	260
Customer relationships	900
Non-compete covenants	100
Goodwill (deductible for tax purposes)	5,422
Accounts payable and accrued expenses	(5,697)

Total purchase price	12,304
Less: cash acquired	(65)

Net cash paid	$12,239

The acquisition of Precision is accounted for as a purchase under SFAS No. 141. Accordingly, the operating results of Precision have been included in the Company’s consolidated financial statements since the July 30, 2004 acquisition date as part of the Precision segment. The Company has allocated goodwill of $5.4 million to the Precision segment based on the estimated future revenue of the acquired business. The Company estimated the useful lives of the other acquired intangible assets to be two to seven years and has included them in other intangible assets, net, in the accompanying consolidated balance sheets at April 2, 2005 and January 1, 2005. The values assigned to inventory, property, plant and equipment and intangible assets were based upon the results of an independent appraisal.

On November 5, 2004, the Company completed the acquisition of certain assets and the assumption of certain liabilities of The A.B. Dick Company for a preliminary aggregate purchase price of approximately $43.2 million, net of cash acquired. The purchase price consisted of $40.0 million in cash and $3.2 million of direct acquisition costs. The business we acquired manufactures, markets and services offset systems and CTP systems and related supplies for the graphic arts and printing industries. The aggregate purchase price is preliminary and management is in the process of finalizing restructuring plans for the ABDick segment’s operations, the results of which could impact the final amount of exit costs. Management is currently finalizing plans to streamline and integrate the operations of the ABDick segment with Presstek’s current operations. The restructuring plan is expected to be substantially complete by the end of fiscal 2005. Total costs, primarily for severance and lease commitments, are expected to be approximately $2.3 million. Although the Company believes its estimated exit costs to be reasonable, actual spending for exit activities may differ from current estimated exit costs, which may impact the final aggregate purchase price. In addition, the Company may incur certain direct acquisition costs subsequent to April 2, 2005, which will increase the total amount of direct acquisition costs included in the aggregate purchase price.

The following table summarizes the preliminary estimated fair value assigned to the assets acquired and liabilities assumed at the date of acquisition:

Assets Acquired/
(In thousands)	(Liabilities Assumed)

Cash and accounts receivable	$17,066
Inventory	22,705
Other current assets	756
Property, plant and equipment	1,375
Trade names	2,100
Customer relationships	3,800
Software license	450
Other long term assets	109
Goodwill (deductible for tax purposes)	13,466
Accounts payable and accrued expenses	(9,433)
Deferred revenue	(8,899)

Total purchase price	$43,495
Less: cash acquired	(266)

Net cash paid	$43,229

The acquisition of the business of The A.B. Dick Company is accounted for as a purchase under SFAS No. 141. Accordingly, its operating results have been included in the Company’s consolidated financial statements since the November 5, 2004 acquisition date as part of the ABDick segment. The Company has allocated goodwill of $14.3 million to the ABDick segment based on the estimated future revenue of the acquired business. The Company estimated the useful lives of the acquired intangible assets to be three to 10 years and has included them in other intangible assets, net, in the accompanying consolidated balance sheets at April 2, 2005 and January 1, 2005. The values assigned to inventory, property, plant and equipment, intangible assets and deferred revenue were based upon the results of an independent appraisal.

The following table sets forth supplemental pro forma financial information that assumes the acquisitions of Precision and the business of The A.B. Dick Company were completed at the beginning of the earliest period presented. The information for the first quarter ended April 3, 2004 includes the historical results of the Company, Precision and The A.B. Dick Company. The pro forma results include estimates and assumptions regarding increased amortization of intangible assets related to the acquisition. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had occurred on the date indicated, or that may result in the future.

(In thousands, except per share data)	April 3, 2004

Pro forma revenue	$76,155
Pro forma net income	675
Pro forma earnings per share
Basic	$0.02

Diluted	$0.02

3. INVENTORIES

Inventories consisted of the following at April 2, 2005 and January 1, 2005:

(In thousands)	April 2, 2005	January 1, 2005

Raw materials	$5,775	$9,424
Work in process	6,037	5,458
Finished goods	33,359	29,347

Total inventories	$45,171	$44,229

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following at April 2, 2005 and January 1, 2005:

(In thousands)	April 2, 2005	January 1, 2005

At cost:
Land and improvements	$2,352	$2,352
Buildings and leasehold improvements	27,710	27,695
Production equipment and other	52,847	52,024
Office furniture and equipment	5,700	5,527

	88,609	87,598
Less accumulated depreciation	(42,298)	(40,226)

Total property, plant and equipment, net	$46,311	$47,372

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets associated with completed acquisitions are composed of the following at April 2, 2005 and January 1, 2005:

	April 2, 2005			January 1, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(In thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Amortizable intangible assets:
Trade Names	$2,360	$378	$1,982	$2,360	$171	$2,189
Customer relationships	4,700	245	4,455	4,700	117	4,583
Software license	1,203	816	387	1,203	778	425
Loan origination fees	339	34	305	339	7	332
Non-compete covenants	245	158	87	245	153	92

Total	$8,847	$1,631	$7,216	$8,847	$1,226	$7,621

Intangible assets with indefinite lives:
Goodwill	$19,757	$96	$19,661	$18,984	$96	$18,888

The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective intangible assets. Amortization expense of intangible assets for the first quarters of fiscal 2005 and fiscal 2004 was $405,000 and $6,000, respectively. The following is a summary of estimated future aggregate amortization expense of intangible assets for each of the five succeeding fiscal years as of April 2, 2005:

(In thousands)

2005 (remaining 9 months)	$1,168
2006	1,521
2007	1,304
2008	596
2009	584
Thereafter	2,043

Total	$7,216

6. ACCRUED EXPENSES

Accrued expenses consisted of the following at April 2, 2005 and January 1, 2005:

(In thousands)	April 2, 2005	January 1, 2005

Accrued payroll and benefits	$5,904	$6,141
Accrued warranty	1,228	1,472
Accrued special charges	2,901	1,652
Accrued royalties	927	1,247
Other current liabilities	3,660	5,608

Total accrued expenses	$14,620	$16,120

7. LONG-TERM DEBT AND LINE OF CREDIT

Borrowings consisted of the following at April 2, 2005 and January 1, 2005:

(In thousands)	April 2, 2005	January 1, 2005

Term loan	$34,750	$35,000
Line of credit	4,731	6,822

	39,481	41,822
Less current portion	(11,731)	(12,322)

Total long-term debt, net of current portion	$27,750	$29,500

In November 2004, in connection with the acquisition of the business of The A.B. Dick Company, we replaced our then current credit facilities with $80.0 million in Senior Secured Credit Facilities (the “Facilities”) from three lenders. The terms of the Facilities include a $35.0 million five year secured term loan (the “New Term Loan”) and a $45.0 million five year secured revolving line of credit (the “New Revolver”), which have replaced the term loan and revolver entered into in October 2003. At April 2, 2005, we had $29.2 million available under the New Revolver, reduced by $11.0 million outstanding under letters of credit. The Facilities were used to partially finance the acquisition of the business of The A.B. Dick Company, and will be available for working capital requirements, capital expenditures, acquisitions, and general corporate purposes. Borrowings under the Facilities bear interest at either (i) the LIBOR rate plus applicable margins or (ii) the Prime Rate, as defined in the agreement, plus applicable margins. The applicable margins range from 1.25% to 4.0% for LIBOR, or 0% to 1.75% for the Prime Rate, based on certain financial performance. At April 2, 2005, the effective interest rate was 5.8%.

As of April 2, 2005, aggregate debt maturities for long-term debt were as follows:

(In thousands)

2005	$11,731
2006	7,000
2007	7,000
2008	7,000
2009	6,750

Total long-term debt maturities	$39,481

8. INCOME TAXES

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

The Company recorded an income tax provision of $90,000 for the first quarter of fiscal 2005. The provision for fiscal 2005 reflects an effective tax rate of 15.8% and primarily relates to the recognition of deferred tax liability related to differing book and tax bases of goodwill, foreign taxes and alternative minimum tax. The Company did not record a provision for federal or state income taxes as a result of the utilization of net operating loss carryforwards for the first quarter of fiscal 2004.

9. EARNINGS PER SHARE

The calculation of basic and diluted earnings per share for the quarters ended April 2, 2005 and April 3, 2004 is as follows:

	For the Three Months Ended
(In thousands, except per share data)	April 2, 2005	April 3, 2004

Net income	$481	$1,899

Weighted average common shares outstanding — Basic	34,971	34,266

Weighted average common stock equivalents	552	883

Weighted average common shares outstanding — Diluted	35,523	35,149

Earnings per share — Basic	$0.01	$0.06

Earnings per share — Diluted	$0.01	$0.05

Options to purchase 1,116,664 and 846,915 shares of common stock at exercise prices ranging from $8.75 to $22.75 per share were outstanding during a portion of the first quarters of fiscal 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common shares.

10. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and all changes in stockholders’ equity, except those due to investments by owners. The following table sets forth the calculation of comprehensive income for the quarters ended April 2, 2005 and April 3, 2004:

	For the Three Months Ended
(In thousands)	April 2, 2005	April 3, 2004

Net income	$481	$1,899
Foreign currency translation adjustments	(143)	—

Total comprehensive income	$338	$1,899

11. SEGMENT INFORMATION

The following table presents a summary of the Company’s operations by segment for the quarters ended April 2, 2005 and April 3, 2004:

					Inter-
(In thousands)	Presstek	Lasertel	Precision	ABDick	Segment	Total

First Quarter Ended April 2, 2005
Revenue from external customers	$24,148	$737	$4,298	$41,212	$—	$70,395
Inter-segment revenue	1,728	1,131	2,419	—	(5,278)	—

Total revenue	$25,876	$1,868	$6,717	$41,212	$(5,278)	$70,395

Income (loss) from operations	2,306	(793)	(522)	206	—	1,197
Goodwill and other intangibles, net	305	—	6,496	20,076	—	26,877

First Quarter Ended April 3, 2004
Revenue from external customers	$22,774	$540	$—	$—	$—	$23,314
Inter-segment revenue	—	816	—	—	(816)	—

Total revenue	$22,774	$1,356	$—	$—	$(816)	$23,314

Income (loss) from operations	3,244	(1,248)	—	—	—	1,996

Total Assets
April 2, 2005	$63,656	$14,019	$18,396	$78,325	$—	$174,396

January 1, 2005	$70,866	$14,260	$18,555	$67,637	$—	$171,318

12. SPECIAL CHARGES

In the first quarter of fiscal 2005, the Company recorded special charges of $1.0 million for the Presstek, Precision and ABDick segments. These charges included severance and fringe benefit costs, executive and other contractual obligations and a settlement with previously terminated employees. The Company also recorded a purchase price adjustment of $0.8 million which consisted of severance and fringe benefit costs and lease termination costs related to the ABDick facility in Rochester, New York.

In fiscal 2003, the Company expanded its repositioning efforts to reduce costs, which had been initiated in the second quarter of fiscal 2002. As a result, the Company recorded a charge of $550,000, primarily related to severance and fringe benefit costs associated with the reduction of approximately 43 employees.

In the first quarter of fiscal 2004, the Company reversed $296,000 in excess special charges related to severance accrued in fiscal 2003 and 2002.

The following table summarizes the accrued balances related to the special charges at April 2, 2005 and January 1, 2005 (including ABDick segment planned charges):

		Adjustment	Utilization
	Balance at	through	through	Balance at
(In thousands)	January 1, 2005	April 2, 2005	April 2, 2005	April 2, 2005

Executive contractual obligations	$463	$—	$(126)	$337
Severance and fringe benefits	586	1,610	(176)	2,020
Lease termination and other costs	623	184	(263)	544

Total accrued special charges	$1,672	$1,794	$(565)	$2,901

The Company paid $0.6 million and $0.2 million in the first quarters of fiscal 2005 and 2004, respectively, as a result of the forgoing repositioning efforts and anticipates the remaining payments related to the special charges will be completed by the end of fiscal 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the following:

•	our expectations for our financial and operating performance in 2005 and beyond;

•	the adequacy of internal cash and working capital for our operations;

•	manufacturing constraints and difficulties;

•	the introduction of competitive products into the marketplace;

•	management’s plans and goals for our subsidiaries, including the successful integration of recently acquired businesses;

•	the ability of our subsidiaries to generate positive cash flows in the near-term;

•	our subsidiaries’ ability to produce commercially competitive products;

•	the strength of our various strategic partnerships, both on manufacturing and distribution;

•	our ability to secure other strategic alliances and relationships;

•	our expectations regarding the Company’s strategy for growth, including statements regarding the Company’s expectations for continued product mix improvement;

•	our expectations regarding the balance, independence and control of our business;

•	the resulting and expected effects and benefits from our transformation efforts, including the ongoing integration of recently acquired businesses;

•	our expectations relating to the Heidelberg overstock position;

•	our expectations and plans regarding market penetration, including the strength and scope of our distribution channels and our expectations regarding sales of DI presses or CTP devices;

•	the commercialization and marketing of our technology;

•	our expectations regarding the sale of our products and use of our technology;

•	our expectations regarding performance of existing, planned and recently introduced products;

•	the adequacy of our intellectual property protections and our ability to protect and enforce our intellectual property rights; and

•	the expected effect of adopting recently issued accounting standards, among others.

Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors that could cause or contribute to such differences include:

•	market acceptance of and demand for our products and resulting revenues;

•	our ability to meet our stated financial objectives, including our ability to manage recent acquisitions successfully;

•	our ability to achieve the intended benefit of recently completed acquisitions, including the ability to successfully integrate the acquired companies;

•	our ability to maintain our financing;

•	our dependency on our strategic partners, both on manufacturing and distribution;

•	the introduction of competitive products into the marketplace;

•	shortages of critical or sole-source component supplies;

•	the availability and quality of Lasertel’s laser diodes;

•	manufacturing constraints or difficulties (as well as manufacturing difficulties experienced by our sub-manufacturing partners and their capacity constraints; and

•	the impact of general market factors in the print industry generally and the economy as a whole.

The words “looking forward,” “looking ahead,” “believe(s),” “should,” “plan,” “expect(s),” “project(s),” “anticipate(s),” “may,” “likely,” “potential,” “opportunity” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report and readers are advised to consider such forward-looking statements in light of the risks set forth herein. Presstek undertakes no obligation to update any forward-looking statements contained in this Quarterly Report on Form 10-Q, except as required by law.

OVERVIEW

Presstek is a market focused high technology company primarily engaged in the design, manufacture and delivery of digital imaging solutions to the graphic arts and printing industries worldwide. We are a leader in the development of digital imaging capital equipment and consumables-based solutions that are economically beneficial to the user through a streamlined workflow and chemistry free, environmentally responsible operation.

Through our various operations, we:

•	Develop and manufacture products that transfer digital images onto our proprietary chemistry-free printing plates, or consumables, using digital laser imaging equipment, targeting primarily the small and medium sized commercial print providers;

•	Are a leading sales and services company delivering Presstek solutions and those from other manufacturing partners through our ABD International, Inc. business unit, known as ABDick;

•	Manufacture semiconductor solid state laser diodes for our Presstek business segment’s imaging applications and for use by external defense, industrial and medical applications; and

•	Manufacture and distribute both chemistry-free, digitally imaged printing plates, and printing plates for conventional print applications at our Precision Lithograining business segment.

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

Our ground breaking DI technology is marketed to end-user customers and to leading press manufacturers for the short-run color market. Our Presstek business segment supplies manufacturers with imaging kits complete with optical assemblies and software which are integrated into the manufacturers’ presses. The result is a DI press, which is designed to image our printing plates. Similar digital imaging technologies are used in our CTP systems. Our Presstek business segment designs and manufactures CTP systems that incorporate our imaging technology and image our chemistry free printing plates. Our DI presses and CTP systems are marketed by our ABDick segment and third-party distributors to end-user customers.

Lasertel, Inc., our subsidiary, is primarily engaged in the manufacture and development of high-powered laser diodes for our Presstek business segment and sale to external customers. Lasertel’s products include semiconductor lasers and active components for the graphics, defense, industrial, and medical industries. Lasertel offers high-powered laser diodes in both standard and customized configurations, including chip on sub-mount, un-mounted bars, and fiber-coupled devices, to support various applications.

On July 30, 2004, we acquired all the stock of Precision Lithograining Corporation, an independent plate manufacturer, and its affiliated company SDK Realty Corp., located in South Hadley, Massachusetts, for approximately $12.2 million in cash, net of cash acquired. Precision manufactures our Anthem and Freedom chemistry-free digital printing plates, and is also a provider of other conventional analog and digital printing plates for both web and sheet-fed printing applications to other external customers.

On November 5, 2004, we completed the acquisition of certain assets and the assumption of certain liabilities of The A.B. Dick Company, through our wholly owned subsidiary, ABD International, Inc., for approximately $43.2 million, net of cash acquired. The business we acquired manufactures, markets and services offset systems and CTP systems and related supplies for the graphic arts and printing industries. We refer to this acquired business as the ABDick segment. As a result of this acquisition, management is currently finalizing plans to streamline and integrate the operations of the ABDick segment with our current operations. The restructuring plan is expected to be substantially complete by August 2005. Total costs, primarily for severance and lease commitments, are expected to be approximately $2.3 million. Although we believe our estimated exit costs to be reasonable, actual spending for exit activities may differ from current estimated exit costs, which may impact the financial aggregate purchase price. In addition, we may incur certain direct acquisition costs subsequent to April 2, 2005, which would increase the total amount of direct acquisition costs included in the aggregate purchase price.

We operate in four reportable segments, (i) the Presstek segment, (ii) the Lasertel segment, (iii) the Precision segment, and (iv) the ABDick segment.

•	The Presstek segment is primarily engaged in the development, manufacture and sale of our patented digital imaging systems and printing plate technologies for direct-to-press, or on-press, applications and CTP, or off-press, applications.

•	The Lasertel segment is primarily engaged in the development and manufacture of high-powered laser diodes for use by Presstek and sale to external customers.

•	The Precision segment is primarily engaged in the manufacture and sale of chemistry-free digital and printing plates for both web and sheet-fed printing applications.

•	The ABDick segment is primarily engaged in the manufacturing, marketing, distribution and sale of offset analog and CTP equipment, consumables and related services for the graphic arts and printing industries.

We generate revenue through four main sources: (i) the sale of our equipment, including DI presses, CTP devices, and imaging kits incorporated by leading press manufacturers into direct imaging presses for the graphic arts industry; (ii) the sale of high-powered laser diodes for the industrial, defense and medical industries; (iii) the sale of our proprietary and non-proprietary consumables and supplies; and (iv) the servicing of offset printing systems and analog and CTP systems. Our business strategy is centered on maximizing the sale of consumable products, such as printing plates, and therefore our business efforts focus on the sale of “consumable burning engines” such as our DI presses and CTP devices. We rely on partnerships with press manufacturers such as Ryobi, Heidelberger Druckmaschinen AG (“Heidelberg”) and Koenig & Banner AG (“KBA”) to manufacture presses that use our proprietary consumables. We also rely on distribution partners, such as Kodak Polychrome Graphic (“KPG”) to sell and distribute press and CTP systems and the related proprietary consumable products.

Historically, we have been reliant on our customer and strategic partner Heidelberg for a material share of our revenue. In fiscal 2002, we initiated a process to evaluate our resources and strategically re-focus the business. During this re-alignment, we decided to reposition and rescale our resources, and implemented cost savings programs in fiscal 2002 and 2003 to return to profitability. We expanded our strategic relationships with other press manufacturers and distributors such as Ryobi, KBA, and KPG to develop and distribute presses that incorporate our imaging technology and use our proprietary consumables, so as to lessen our reliance on any one partner. Prior to the acquisition of the business of The A.B. Dick Company we established a relationship with that company to sell Presstek CTP devices and consumables under their brand name. We are working with other CTP manufacturers to qualify our consumables on their systems. We believe this shift in strategy fundamentally enhances Presstek’s ability to expand and control its business.

We operate and report on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements include the thirteen-week periods ended April 2, 2005 (“the first quarter of fiscal 2005”) and April 3, 2004 (“the first quarter of fiscal 2004”).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Form 10-K for the year ended January 1, 2005, our most critical accounting policies and estimates upon which our financial status depends upon were identified as those relating to revenue recognition, allowance for doubtful accounts, product warranties, inventory valuation, goodwill and valuation of long-lived and intangible assets, accounting for income taxes and the effects of new accounting pronouncements. We reviewed our policies and determined that those policies remain our most critical accounting policies for the period ended April 2, 2005. We did not make any changes in those policies during the quarter ended April 2, 2005.

RESULTS OF OPERATIONS

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal period.

			Period-to-
			Period Change
			2005
	Percentage of Total Revenue		Compared to
For the Fiscal Quarters Ended	April 2, 2005	April 3, 2004	2004

Revenue	100%	100%	202%
Cost of revenue	71	62	246

Gross Margin	29	38	129

Operating Expenses
Research and product development	3	7	27
Sales, marketing and customer support	14	13	213
General and administrative	9	10	166
Special charges	1	(1)	432

Total operating expenses	27	29	179

Income From Operations	2	9	(40)

Other Income (Expense)
Interest, net	(1)	*	(3,740)
Other, net	*	*	*

Other income (expense), net	(1)	(1)	(549)

Income Before Income Taxes	1	8	(70)
Provision for Income Taxes	*	—	*

Net Income	1	8	(75)

*	not meaningful

REVENUE

Revenue for the first quarter of fiscal 2005 of $70.4 million consisted of product sales, service revenue, royalties and license fees. Revenue for the first quarter of fiscal 2005 increased $47.1 million or 202%, compared to $23.3 million for the first quarter of fiscal 2004. This revenue increase resulted from growth in Presstek’s core business of $1.7 million and the addition in 2004 of two new segments, Precision and ABDick of $45.4 million.

Product sales of equipment were $20.0 million for the first quarter of fiscal 2005, an increase of $11.9 million or 147%, as compared to $8.1 million for the first quarter of fiscal 2004. This increase was due primarily to the inclusion of $10.5 million of equipment sales from the ABDick segment, along with a volume increase of $1.4 million in presses and imaging kits.

Revenue generated from the sale of consumable products was $37.0 million for the first quarter of fiscal 2005, an increase of $24.0 million or 185%, as compared to $13.0 million in the first quarter of fiscal 2004. This increase in revenue is primarily the result of the addition of $23.2 million in consumable sales from our two new business segments, Precision and ABDick, as well as an increase in sales of $2.0 million for Anthem and DI consumables used on the KPG, Ryobi and Karat presses as a result of the increase in the installed base of equipment using these consumables. Partially offsetting this increase was a volume decrease of $1.2 million for consumables used on the Quickmaster DI, primarily as a result of the availability of competitive products.

Revenue generated from services and spare parts, including installation and service contract revenue, was $13.3 million for the first quarter of fiscal 2005, an increase of $11.3 million, or 565%, as compared to $2.0 million for the first quarter of fiscal 2004. This increase was due primarily to service maintenance agreements associated with the ABDick segment of $11.8 million.

Royalties and license fees for the first quarter of fiscal 2005 were $104,000, a decrease of $97,000, or 48%, as compared to $201,000 for the first quarter of fiscal 2004. This decrease relates primarily to a decrease in royalties as a result of decreased sales and installation of the 74-Karat DI press sold by KBA in which our licensed digital imaging technology is incorporated.

Revenue for the Presstek segment was $24.1 million for the first quarter of fiscal 2005, an increase of $1.4 million or 6%, as compared to $22.8 million for the first quarter of fiscal 2004. This increase resulted primarily from volume increases of $1.0 million in equipment sales and $0.8 million in consumable sales, offset by a decrease of $0.4 million in service revenue.

Revenue for the Lasertel segment was $0.7 million for the first quarter of fiscal 2005, an increase of $0.2 million or 36% as compared to $0.5 million for the first quarter of fiscal 2004. This increase was primarily the result of increased product sales to external customers for defense industry applications.

Revenue for the Precision segment was $4.3 million for the first quarter of fiscal 2005, which consisted entirely of consumable sales and includes both analog and digital plates.

Revenue for the ABDick segment was $41.2 million for the first quarter of fiscal 2005, which consisted of $10.5 million in equipment sales, $18.9 million in consumable sales and $11.8 million in service revenue.

Revenue generated under our agreements with Heidelberg and its distributors was $2.9 million for the first quarter of fiscal 2005, a decrease of $0.2 million or 7%, as compared to $3.1 million in the first quarter of fiscal 2004. Revenue from Heidelberg represented 4% and 13% of total revenue for the first quarters of fiscal 2005 and 2004, respectively.

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

COST OF PRODUCT REVENUE

Cost of product revenue for the first quarter of fiscal 2005 of $41.5 million consists of the cost of material, labor and overhead, shipping and handling costs and warranty expenses. Cost of product revenue for the first quarter of fiscal 2005 increased $28.2 million or 212%, compared with $13.3 million for the first quarter of fiscal 2004. Gross margin as a percentage of product revenue was 27% for the first quarter of fiscal 2005, compared with 37% for the first quarter of fiscal 2004. The decrease in gross margin in fiscal 2005 was primarily the result of the two new business segments, Precision and ABDick both of which traditionally have lower gross margins than Presstek’s core business.

Cost of product revenue for the Presstek segment was $13.6 million or 61% of product revenue for the first quarter of fiscal 2005, an increase of $1.6 million or 13%, as compared to $12.0 million or 58% of product revenue for the first quarter of fiscal 2004. This increase relates primarily to increased production costs driven by increased product sales volume and partially offset by a decrease in royalty costs recorded in the first quarter of 2005. Gross margin as a percentage of total product revenue for the Presstek segment was 39% for the first quarter of fiscal 2005, as compared to 42% for the first quarter of fiscal 2004. The decrease in gross margin for the first quarter of fiscal 2005 was primarily the result of product mix changes, as equipment margins are generally lower than historical average margins, price reductions in our CTP Dimension equipment.

Cost of product revenue for the Lasertel segment was $1.0 million for the first quarter of fiscal 2005, a decrease of $0.3 million or 20% as compared to $1.3 million for the first quarter of fiscal 2004. The decrease in manufacturing costs was primarily the result of increased volume associated with the production of laser diodes for both Presstek and external customers. As the Lasertel factory is operating at approximately 30% of capacity, the unabsorbed manufacturing overhead and total manufacturing costs associated with the production of these diodes is higher than the associated revenue. Lasertel margins would be expected to improve if more production overhead were absorbed by higher sales volume, either to Presstek or external customers.

Cost of product revenue for the Precision segment was $4.1 million for the first quarter of fiscal 2005.

Cost of product revenue for the ABDick segment was $22.7 million for the first quarter of fiscal 2005. The gross margin as a percentage of product revenue for the ABDick segment was 23% for the first quarter of fiscal 2005.

COST OF SERVICE REVENUE

Cost of service revenue for the first quarter of fiscal 2005 of $8.8 million consists of the costs of spare parts, labor and overhead associated with the on going service of products. Cost of service revenue for the first quarter of fiscal 2005 increased $7.6 million, compared with $1.2 million for the first quarter of fiscal 2004.

Cost of service revenue for the Presstek segment was $0.9 million or 61% of service revenue for the first quarter of fiscal 2005, an decrease of $0.3 million or 24%, as compared to $1.2 million or 64% of service revenue for the first quarter of fiscal 2004. This decrease relates primarily to the decrease in service costs driven by decreased service revenue.

Cost of service revenue for the ABDick segment was $7.9 million for the first quarter of fiscal 2005. The gross margin as a percentage of service revenue for the ABDick segment was 33% for the first quarter of fiscal 2005.

RESEARCH AND PRODUCT DEVELOPMENT

Research and product development expenses for the first quarter of fiscal 2005 of $2.1 million consisted primarily of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment, consumables and high-powered laser diode product development efforts. Research and product development expenses for the first quarter of fiscal 2005 increased $0.4 million or 27% as compared to $1.7 million for the first quarter of fiscal 2004.

Research and product development expenses for the Presstek segment were $1.4 million or 6% of Presstek revenue for the first quarter of fiscal 2005, a decrease of $0.1 million, as compared to $1.5 million or 7% of revenue for the comparable period in fiscal 2004. This decrease is primarily as a result of reduced development costs of $223,000 related to finalizing the development of our new Dimension platform, offset partially by an increase in salaries and benefits totaling $115,000.

Research and product development expenses for the Lasertel segment were $144,000 for the first quarter of fiscal 2005, a decrease of $23,000 as compared to $167,000 for the comparable period in fiscal 2004. This decrease is primarily the result of a reduction in purchased parts and supplies related to Lasertel’s research and product development activities.

Research and product development expenses for the Precision segment were $166,000 for the first quarter of fiscal 2005.

Research and product development expenses for the ABDick segment were $422,000 for the first quarter of fiscal 2005.

SALES, MARKETING AND CUSTOMER SUPPORT

Sales, marketing and customer support expenses for the first quarter of fiscal 2005 of $9.8 million consisted primarily of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs related to our sales, marketing and customer support activities. Sales, marketing and customer support expenses for the first quarter of fiscal 2005 increased by $6.7 million or 213% as compared to $3.1 million for the first quarter of fiscal 2004. This increase was primarily due to the addition of $6.7 million in costs for the first quarter of fiscal 2005 related to two new business segments, Precision and ABDick, in 2004.

Sales, marketing and customer support expenses for the Presstek segment were $3.0 million or 12% of Presstek revenue for the first quarter of fiscal 2005, which remained constant when compared to $3.0 million, or 13% of revenue for the comparable period in fiscal 2004. Although there was no comparable change, the salaries, benefits and supplies expense increased by $146,000, which is offset by a corresponding decrease in travel and professional and contracted services of $146,000 to support promotional activities directed at product distribution.

Sales and marketing expenses for our Lasertel segment were $149,000 for the first quarter of fiscal 2005, an increase of $38,000, as compared to $111,000 for the comparable period in fiscal 2004. This increase was primarily related to increased salaries, benefits and professional services as a result of certain promotional activities.

Sales, marketing and customer support expenses for the Precision segment were $0.1 million for the first quarter of fiscal 2005.

Sales, marketing and customer support expenses for the ABDick segment were $6.6 million for the first quarter of fiscal 2005.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the first quarter of fiscal 2005 of $6.0 million consisted primarily of payroll and related expenses for personnel, and contracted professional services necessary to conduct our finance, information systems, human resources and administrative activities. General and administrative expenses for first quarter of fiscal 2005 increased by $3.8 million or 166% as compared to $2.3 million for the first quarter of fiscal 2004. This increase was primarily due to the addition of $3.5 million in costs for the first quarter of fiscal 2005 related to two new business segments, Precision and ABDick.

General and administrative expenses for the Presstek segment were $2.3 million or 9% of Presstek revenue for the first quarter of fiscal 2005, a increase of $0.2 million, as compared to $2.0 million or 9% of revenue for the comparable period in fiscal 2004. This increase relates primarily to increased salaries and benefits of $259,000 and a net increase in professional fees of $70,000, consisting of an increase in accounting and other services of $248,000 and a decrease in legal fees of $319,000. These increases were offset in part by a decrease of $169,000 in allowance for doubtful accounts.

General and administrative expenses for the Lasertel segment were $224,000 in the first quarter of fiscal 2005, a decrease of $18,000, as compared to

$242,000 for the comparable period in fiscal 2004. This decrease relates primarily to a decrease in the allowance for doubtful accounts.

General and administrative expenses for the Precision segment were $366,000 for the first quarter of fiscal 2005.

General and administrative expenses for the ABDick segment were $3.1 million for the first quarter of fiscal 2005.

SPECIAL CHARGES

In the first quarter of fiscal 2004, the Company reversed $296,000 in excess special charges related to estimated severance and fringe benefits accrued in fiscal 2003 and 2002, as a result of lower actual fringe benefit costs.

In the first quarter of fiscal 2005, the Company recorded special charges of $1.0 million for the Presstek, Precision, and ABDick segments. These charges included severance and fringe benefit costs, executive and other contractual obligations and a settlement with previously terminated employees related to the consolidation of the Company’s various businesses.

OTHER INCOME (EXPENSE), NET

Other income (expense), net consists primarily of expense related to interest rate swap contracts and for foreign currency transactions related to our accounts receivable balance. Other expense, net was $50,000 for the first quarter of 2005, an decrease of $32,000 as compared to $82,000 in other expense, net for the first quarter of fiscal 2004.

Interest income of $49,000 was recorded for the first quarter of fiscal 2005, an decrease of $45,000, as compared to $94,000 for the first quarter of fiscal 2004, primarily as a result of decreased cash balances available for investment. Interest expense was $625,000 for the first quarter of fiscal 2005, an increase of $516,000 as compared to interest expense of $109,000 for the first quarter of fiscal 2004, primarily as a result of higher average debt balances attributable to the two acquisitions completed in 2004 and higher interest rates on borrowings.

PROVISION FOR INCOME TAXES

We recorded a provision for federal and state income taxes in the first quarter of fiscal 2005 of $90,000 using an effective tax rate of 15.8%. The rate differs from the statutory rate primarily due to the partial reversal of the valuation allowance related to net operating loss carryovers. The provision relates to the recognition of non-cash deferred tax liability for goodwill, foreign taxes and alternative minimum taxes. We did not record a provision for federal or state income taxes for the first quarter of fiscal 2004, due to net operating loss carryforwards used in the period. The Company estimates that its effective tax rate will remain at approximately 15.5% for all of fiscal 2005.

NET INCOME

As a result of the foregoing, we had net income of $0.5 million for the first quarter of fiscal 2005, as compared to net income of $1.9 million for the first quarter of fiscal 2004, a decrease of 74%.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings. At April 2, 2005, we had cash and cash equivalents of $12.8 million and working capital of $40.6 million as compared to cash and cash equivalents of $8.7 million and working capital of $41.0 million at January 1, 2005. The increase in cash and cash equivalents of $4.1 million for the first quarter of fiscal 2005 was primarily due to net cash provided by operating activities of $6.7 million, offset by $1.1 million in cash used in investing activities and $1.5 million in cash used in financing activities.

Net cash provided by operating activities was $6.7 million for the first quarter of fiscal 2005. The primary sources of cash from operating activities were net income of $0.5 million, non-cash charges of depreciation, amortization, special charges and other charges of $4.4 million, and an increase in working capital and non-current assets of $1.8 million. Cash flows from operations were positively impacted by an decrease in accounts receivable of $2.0 million and an increase in accounts payable of $6.7 million; offset partially by a increase in inventories of $0.9 million, a decrease of $3.9 million for accrued expenses, and a decrease of $0.9 million in deferred revenue for the three months ended April 2, 2005.

Net cash used in investing activities was $1.1 million for the first quarter of fiscal 2005, and consisted primarily of additions to property, plant and equipment used in the business.

Net cash used in financing activities was $1.5 million for the first quarter of fiscal 2005, and consisted primarily of payments made on our current term loan and line of credit of $2.3 million, offset by cash received from the exercise of stock options in the amount of $0.8 million.

In November 2004, in connection with the acquisition of the business of The A.B. Dick Company, we replaced our then current credit facilities with $80.0 million in Senior Secured Credit Facilities (the “Facilities”) from three lenders. The terms of the Facilities include a $35.0 million five year secured term loan (the “New Term Loan”) and a $45.0 million five year secured revolving line of credit (the “New Revolver”), which replaced our then-existing term loan and revolver entered into in October 2003. At April 2, 2005, we had $29.2 million available under the New Revolver, reduced by $11.0 million outstanding under letters of credit. Principal payments on the New Term Loan will be made in consecutive quarterly installments which began on March 31, 2005 initially in the amount of $250,000, and which will continue quarterly thereafter in the amount of $1,750,000, with a final settlement of all remaining principal and unpaid interest on November 4, 2009. On April 2, 2005, the effective interest rate on the Facilities was 5.8%. The Facilities were used to partially finance the acquisition of the business of The A.B. Dick Company, and will be available for working capital requirements, capital expenditures, acquisitions, and general corporate purposes. Borrowings under the Facilities bear interest at either (i) the London InterBank Offered Rate (“LIBOR”) plus applicable margins or (ii) the Prime Rate, as defined in the agreement, plus applicable margins. The applicable margins range from 1.25% to 4.0% for LIBOR, or 0% to 1.75% for the Prime Rate, based on certain financial performance.

Under the terms of the New Revolver and New Term Loan, we are required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA and minimum fixed charge coverage covenants. As of April 2, 2005, we were in compliance with all financial covenants.

We have future contractual payment obligations through 2009 that primarily relate to debt, royalty obligations, executive contractual obligations and operating leases. The following table represents our future commitments at April 2, 2005:

		Less Than	One To	Three To	More Than
(In thousands)	Total	One Year	Three Years	Five Years	Five Years

Credit facilities	$39,481	$11,731	$21,000	$6,750	$—
Royalty obligation	10,027	2,027	3,000	1,500	3,500
Executive contractual obligations	4,322	1,459	2,863	—	—
Operating leases	3,922	2,454	1,418	50	—

Total contractual obligations	$57,752	$17,671	$28,281	$8,300	$3,500

Based on our current interest rate of 5.8% for the New Term Loan, interest expense will range from $0.3 million to $1.6 million per year over the term of the facility.

In June of 2000, Presstek entered into an agreement (the “Agreement”) with Fuji Film Co., Ltd. (“Fuji”) under which Presstek is obligated to make certain royalty payments to Fuji for the specified sales of the Company’s A3 format size, four-color, sheet-fed press totaling $14.0 million. Royalty payments are paid quarterly for the previous quarterly paid units sold. The Agreement also requires Presstek to have paid $6.0 million in royalty payments by the end of the fifth year, following the first date of sale, (the “Anniversary”), regardless of the number of units sold. The remaining royalty obligation will be paid based on future units sold at specified rates.

If Presstek has not paid $6.0 million in royalty payments by the Anniversary, Presstek is required to make a lump-sum payment amounting to the difference between the total royalties paid to date and the required $6.0 million (the “Lump Sum Payment”). If a Lump Sum Payment is necessary, it will be an advance payment on future royalty obligations due under the Agreement. Over the term of the Agreement Presstek recorded minimum accruals in anticipation of this Lump Sum Payment.

As the Company approaches the date for the Lump Sum Payment, it has suspended its accruals and will convert from an accrual to an advance payment in the amount of the Lump Sum Payment, which is expected to be less than $1.0 million. If a Lump Sum Payment becomes necessary, the payment is expected to be paid in the fourth quarter of fiscal 2005.

Our anticipated capital expenditures for fiscal 2005 are approximately $10 million, of which $5 million relate to the purchase of capital equipment to be used in the production of our DI and CTP equipment and consumable products.

Lasertel has advanced $0.9 million to one of its customers, of which $0.7 million is secured by, among other things, a lien on the assets of the customer, including intellectual property. In addition, Lasertel has an unsecured accounts receivable balance of $0.8 million with this customer. In order to manage the Company's exposure, Lasertel slowed shipments to this customer in the first quarter of 2005. Failure by this customer to repay these amounts could have an adverse effect on Lasertel’s operations and a material adverse effect on our business, results of operations and financial condition.

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

We believe that existing funds, cash flows from operations, and cash available under our New Revolver should be sufficient to satisfy working capital requirements and capital expenditures through the next twelve months. There can be no assurance, however, that we will not require additional financing, or that such additional financing, if needed, would be available on acceptable terms.

EFFECT OF INFLATION

Inflation has not had, and is not expected to have, a material impact upon our financial conditions or results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to a variety of market risks, including changes in interest rates primarily as a result of our borrowing activities, and to a lesser extent, our investing activities and foreign currency fluctuations. The Company has established procedures to manage its exposure to fluctuations in interest rates and foreign currency exchange rates.

Our long-term borrowings are in variable rate instruments, with interest rates tied to either the prime rate or the LIBOR. A 100 basis point change in these rates would have an impact of approximately $395,000 on our annual interest expense, assuming consistent levels of floating rate debt with those held as of the end of fiscal 2004. In the fourth quarter of fiscal 2003, we entered into interest rate floors and caps to manage net exposure to interest rate fluctuations related to our borrowings. As a result of our new credit facilities entered into on November 5, 2004, we expect to enter into contracts to manage our exposure to market risk from changes in interest rates on our borrowings.

We have some exposure to foreign currency exchange rate risk as a limited number of our sales and purchase transactions are denominated in the European euro and the Japanese yen. In addition, some of our customers and strategic partners are not located in the United States, and are themselves subject to fluctuations in foreign exchange rates. If the home country currency of these customers and strategic partners were to decrease in value relative to the United States dollar, their ability to purchase and/or market our products could be adversely affected and our products may become less competitive to them. This may have an adverse impact on our business. Likewise, some of our suppliers are not located in the United States and thus, such suppliers are subject to foreign exchange rate risks in transactions with us. Decreases in the value of their home country currency versus that of the United States dollar could cause fluctuations in supply pricing which could have an adverse effect on our business. The Company generally does not hedge the net assets or net income of its international subsidiaries. Based on a hypothetical 10% adverse movement in these foreign currency exchange rates, the Company’s revenue would be adversely affected by approximately 1% and the Company’s net income would be adversely affected by approximately 3%, although the actual effects may differ materially from the hypothetical analysis.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As of April 2, 2005, we have, under the supervision and with the participation of the Presstek’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Presstek’s disclosure controls and procedures pursuant to Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, Presstek’s Chief Executive Officer and Chief Financial Officer concluded that, as of the April 2, 2005, Presstek’s disclosure controls and procedures are effective in ensuring that material information relating to Presstek (including its consolidated subsidiaries) required to be disclosed by Presstek in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to Presstek’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in Presstek’s internal control over financial reporting that occurred during the quarter ended April 2, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 5. OTHER INFORMATION

On February 2, 2005, Presstek entered into an employment agreement with Michael McCarthy in connection with Mr. McCarthy’s appointment as Senior Vice President, Operations.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Employment Agreement dated January 24, 2005, between Presstek, Inc. and Susan A. McLaughlin. (Previously filed as Exhibit 99.1 to Presstek, Inc.’s Form 8-K dated January 28, 2005 (Commission No. 000-17541), hereby incorporated by reference.)

10.2	Employment Agreement dated February 2, 2005, between Presstek, Inc. and Edward J. Marino. (Previously filed as Exhibit 99.1 to Presstek, Inc.’s Form 8-K dated February 8, 2005 (Commission No. 000-17541), hereby incorporated by reference.)

10.3	Employment Agreement dated February 2, 2005, between Presstek, Inc. and Moosa E. Moosa (Previously filed as Exhibit 99.2 to Presstek, Inc.’s Form 8-K dated February 8, 2005 Commission No. 000-17541), hereby incorporated by reference.)

10.4	Employment Agreement dated February 2, 2005, between Presstek, Inc. and Michael McCarthy (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 240.13a-4(a) or Section 240.15d-14 of the Exchange Act (furnished herewith).

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Section 240.13a-4(a) or Section 240.15d-14 Rule 13a-4(a) of the Exchange Act (furnished herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSTEK, INC.
(Registrant)

Date: May 12, 2005	/s/ Edward J. Marino

By: Edward J. Marino
Chief Executive Officer and President
(Principal Executive)

Date: May 12, 2005	/s/ Moosa E. Moosa

By: Moosa E. Moosa
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description
10.1	Employment Agreement dated January 24, 2005, between Presstek, Inc. and Susan A. McLaughlin. (Previously filed as Exhibit 99.1 to Presstek, Inc.’s Form 8-K dated January 28, 2005 (Commission No. 000-17541), hereby incorporated by reference.)

10.2	Employment Agreement dated February 2, 2005, between Presstek, Inc. and Edward J. Marino. (Previously filed as Exhibit 99.1 to Presstek, Inc.’s Form 8-K dated February 8, 2005 (Commission No. 000-17541), hereby incorporated by reference.)

10.3	Employment Agreement dated February 2, 2005, between Presstek, Inc. and Moosa E. Moosa (Previously filed as Exhibit 99.2 to Presstek, Inc.’s Form 8-K dated February 8, 2005 Commission No. 000-17541), hereby incorporated by reference.)

10.4	Employment Agreement dated February 2, 2005, between Presstek, Inc. and Michael McCarthy (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 240.13a-4(a) or Section 240.15d-14 of the Exchange Act (furnished herewith).

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Section 240.13a-4(a) or Section 240.15d-14 Rule 13a-4(a) of the Exchange Act (furnished herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).