Form 10-Q
period 2005-07-02
PRESSTEK INC /DE/
filed 2005-08-11
CIK 846876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended July 2, 2005
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
As of August 8, 2005, there were 35,189,334 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PRESSTEK, INC.

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 2, 2005	January 1, 2005
(In thousands, except share and per share data)	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$11,095	$8,739
Accounts receivable, net of reserves on accounts receivable of $3,483 and $2,444 in fiscal 2005 and 2004, respectively	36,309	38,946
Inventories	43,792	44,229
Other current assets	2,246	1,499

Total current assets	93,442	93,413

PROPERTY, PLANT AND EQUIPMENT, NET	46,094	47,372

OTHER ASSETS:
Patent application costs, net	4,254	2,839
Other amortizable intangibles, net	7,713	7,621
Goodwill	19,917	18,888
Other assets	1,331	1,185

Total other assets	33,215	30,533

TOTAL	$172,751	$171,318

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$7,000	$5,500
Line of credit	—	6,822
Accounts payable	21,652	13,394
Accrued expenses	15,033	16,180
Deferred revenue	9,713	10,520

Total current liabilities	53,398	52,416

LONG-TERM DEBT, NET OF CURRENT PORTION	26,000	29,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 75,000,000 shares; Issued and outstanding 35,138,959 shares at July 2, 2005 and 34,896,985 shares at January 1, 2005	351	349
Additional paid-in capital	104,354	102,962
Accumulated deficit	(11,196)	(14,016)
Accumulated other comprehensive income (loss)	(156)	107

Total stockholders’ equity	93,353	89,402

TOTAL	$172,751	$171,318

The accompanying notes are an integral part of these consolidated condensed financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
(In thousands, except per share data)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

REVENUE:
Product	$57,804	$21,167	$114,872	$42,522
Service and parts	11,916	1,530	25,243	3,489

Total revenue	69,720	22,697	140,115	46,011

COSTS AND EXPENSES:
Cost of product	40,292	12,550	81,746	25,834
Cost of service and parts	8,144	1,003	16,943	2,251
Research and product development	1,931	1,645	4,053	3,321
Sales, marketing and customer support	10,077	3,747	19,886	6,885
General and administrative	5,782	2,244	11,814	4,512
Restructuring and special charges (credits)	—	—	982	(296)

Total costs and expenses	66,226	21,189	135,424	42,507

INCOME FROM OPERATIONS	3,494	1,508	4,691	3,504

INTEREST AND OTHER, NET	(955)	(61)	(1,581)	(158)

INCOME BEFORE INCOME TAXES	2,539	1,447	3,110	3,346
PROVISION FOR INCOME TAXES	200	—	290	—

NET INCOME	$2,339	$1,447	$2,820	$3,346

EARNINGS PER SHARE — BASIC	$0.07	$0.04	$0.08	$0.10

EARNINGS PER SHARE — DILUTED	$0.07	$0.04	$0.08	$0.09

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC	35,083	34,438	34,936	34,352

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – DILUTED	35,611	35,364	35,461	35,258

The accompanying notes are an integral part of these consolidated condensed financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
(In thousands)	July 2, 2005	July 3, 2004

CASH FLOWS — OPERATING ACTIVITIES:
Net income	$2,820	$3,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,542	4,242
Restructuring and special charges (credits)	982	(296)
Loss on disposal of assets	54	15
Changes in operating assets and liabilities:
Accounts receivable	1,711	(1,128)
Inventories	413	(522)
Other current assets	(733)	(1,493)
Accounts payable	8,158	1,975
Accrued expenses	(3,497)	(766)
Deferred revenue	(1,128)	104
Other non-current assets	(44)	(622)

Net cash provided by operating activities	14,278	4,855

CASH FLOWS — INVESTING ACTIVITIES:
Purchase of in property, plant and equipment	(3,044)	(588)
Additional purchase consideration	(1,407)	—

Net cash used in investing activities	(4,451)	(588)

CASH FLOWS — FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	1,394	2,802
Repayments of term loan	(2,000)	(1,071)
Repayments of line of credit, net	(6,822)	—

Net cash provided by (used in) financing activities	(7,428)	1,731

Effect of exchange rate changes on cash	(43)	—

INCREASE IN CASH AND CASH EQUIVALENTS	2,356	5,998
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	8,739	28,196

CASH AND CASH EQUIVALENTS END OF PERIOD	$11,095	$34,194

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,318	$213

Cash paid for income taxes	$365	$154

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
On July 2, 2005, the Company entered into a series of agreements with a customer and a material end-user whereby the Company received ownership of certain assets of the customer, comprised of patents, intellectual property and know-how, as well as the customer’s rights under a supply contract it had with the material end-user, in exchange for the Company’s rights to its accounts receivable for trade and advances by the Company to the customer from the customer (see Note 5, Goodwill, Patent Application Costs and Other Intangible Assets). A summary of this transaction is as follows:

Consideration by the Company
Accounts receivable	$888
Other noncurrent assets	920

Total non-cash consideration	$1,808

Assets received by the Company
Patents	$1,570
Customer contracts/customer list	238

Total non-cash assets received	$1,808

The accompanying notes are an integral part of these consolidated condensed financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — In the opinion of management, the accompanying consolidated financial statements of Presstek, Inc. and its subsidiaries (“Presstek”, the “Company”, “we” or “us”) contain all adjustments, including normal recurring adjustments, necessary to present fairly Presstek’s financial position as of July 2, 2005, its results of operations for the three and six months ended July 2, 2005 and July 3, 2004, and its cash flows for the six month periods then ended in accordance with U.S. generally accepted accounting principles (“GAAP”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
The results of operations for the three and six months ended July 2, 2005 are not necessarily indicative of the results to be expected for the full year. The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in the Presstek Annual Report on Form 10-K for the fiscal year ended January 1, 2005.
Our annual financial reporting is based on a 52- or 53-week period, with our fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the thirteen-and twenty-six week periods ended July 2, 2005 (“the second quarter and first six months of fiscal 2005”) and July 3, 2004 (“the second quarter and first six months of fiscal 2004”).
Use of Estimates — The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in Presstek’s consolidated financial statements and accompanying notes. Actual results may differ from those estimates.
Revenue Recognition — The Company recognizes revenue principally from the sale of products (equipment, laser diodes, consumables) and services (installation, training, support, spare parts, and equipment maintenance contracts). Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, collection is reasonably assured and no future services are required. When a sales arrangement contains multiple elements, such as equipment and services, revenue is allocated to each element based on its relative fair value. When the fair value of an undelivered element cannot be determined, the Company defers revenue for the delivered elements until the undelivered elements are delivered. A general right of return or cancellation does not exist once product is delivered to the customer; however, the Company may elect, in certain circumstances, to accept returns of product.
Products
End-User Customers – Under the Company’s standard terms and conditions of sale, title and risk of loss is transferred to third-party end-user customers at the time product is delivered to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant deliverables remain.
Original Equipment Manufacturers (“OEM’s”) – Product revenue and any related royalties for products sold to OEMs is recognized at the time of shipment. Contracts with OEM’s do not include price protection or product return rights; however, the Company may elect, in certain circumstances, to accept returns of product.
Distributors - Revenue for product sold to distributors, whereby the distributor is responsible for installation, is recognized at shipment. Revenue for equipment sold to distributors whereby the Company is responsible for installation, for which the installation is not deemed inconsequential, is recognized upon completion of installation and customer acceptance. Contracts with distributors do not include price protection or product return rights; however, the Company may elect, in certain circumstances, to accept returns of product.
Product revenues are recorded net of estimated returns, which are adjusted periodically, based upon historical rates of return. The estimated cost of post-sale obligations, including product warranties, are accrued based on historical experience at the time revenue is recognized.
Service and Parts
Revenue for installation services, including time and material contracts, is recognized as services are rendered. Revenue associated with maintenance or extended service agreements is recognized ratably over the contract period. Revenue associated with training and support services is recognized as services are rendered. Certain fees and other reimbursements are recognized as revenue when the related services have been performed or the revenue is otherwise earned.
The Company records amounts invoiced to customers in excess of revenue recognized as deferred revenue until all revenue recognition criteria are met.
The Company accounts for shipping and handling fees passed on to customers as revenue. Shipping and handling costs are included in cost of product revenue and service and parts revenue.
Stock-Based Compensation — The Company accounts for stock options granted to employees under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). APB 25 provides for compensation cost to be recognized over the vesting period of the options based on the difference, if any, between the fair market value of the Company’s stock and the option price on the grant date. In the first six months of 2004, no compensation expense was recognized since the Company only issued fixed term stock option grants at or above the quoted market price on the date of the grant which vest solely on the basis of the passage of time. In the second quarter and first six months of fiscal 2005, the Company recorded compensation expense to general and administrative expenses relating to the issuance of restricted stock totaling approximately $12,000 and $23,000, respectively, representing the difference between the estimated fair market value of the common stock on the date of grant and the purchase price. The restricted stock had a purchase price of $0.01 and vests annually over 3 years. At the time of issuance the fair value of this stock was determined to be approximately $140,000 using a price per share of $9.30 for 15,000 shares. The value of this stock is being amortized on a straight-line basis over the three-year contractual term of the related employment agreement.
The Company adopted the disclosure provisions of SFAS 123 as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” that require the Company to provide pro forma disclosure of net income (loss) and net income (loss) per share as if the optional fair value method had been applied to determine compensation costs for the Company’s stock option plans. Accordingly, the Company’s net income and net income per share would have been changed to the pro forma amounts indicated in the following table:

	For the Three Months Ended		For the Six Months Ended
(In thousands except per share data)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net income, as reported	$2,339	$1,447	$2,820	$3,346
Add: stock-based compensation expense recognized	12	—	23	—
Less:
SFAS 123 pro forma stock-based employee compensation expense	(788)	(575)	(1,460)	(1,147)

Pro forma net income	$1,563	$872	$1,383	$2,199

Net income per common share, as reported:
Basic	$0.07	$0.04	$0.08	$0.10

Diluted	$0.07	$0.04	$0.08	$0.09

Pro forma net income per common share:
Basic	$0.04	$0.03	$0.04	$0.06

Diluted	$0.04	$0.02	$0.04	$0.06

The above pro forma net income and net income per share do not consider any related tax benefit from option exercises in the second quarter and first six months of fiscal 2005 and 2004.
The Company used the Black-Scholes option-pricing model to estimate the fair value of $6.85 and $5.29 for each stock option issued in the second quarter and first six months of fiscal 2005 and $6.39 and $3.70 for the second quarter and first six months of 2004, respectively, using the following weighted average assumptions:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Dividend yield	None	None	None	None
Expected volatility	59.69%	69.79%	59.69%	69.79%
Risk free interest rate	3.95%	3.35%	3.95%	3.35%
Expected option life	7.82	5.50	7.82	5.50

Foreign Currency Translation — The Company’s foreign subsidiaries use the local currency as their functional currency. Accordingly, assets and liabilities are translated into U.S. dollars at current rates of exchange in effect at the balance sheet date. Revenues and expenses from these subsidiaries are translated at average monthly exchange rates in effect for the period in which the items occur. The resulting unrealized gains or losses are reflected as a component of stockholders’ equity. Gains and losses from foreign currency transactions are included in interest and other, net and consist of losses of $334,000 and $54,000 for the three months ended July 2, 2005 and July 1, 2004, respectively, and $386,000 and $136,000 for the six months ended July 2, 2005 and July 3, 2004, respectively.

Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission (the “SEC”) postponed the effective date of SFAS 123R until the issuer’s first fiscal year beginning after June 15, 2005. Under the current rules, Presstek will be required to adopt SFAS 123R in the first quarter of fiscal 2006.
Under SFAS 123R, pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition for share-based payments to employees. Presstek must determine the appropriate fair value model to be used for valuing share-based payments to employees, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and retrospective adoption options. Additionally, SFAS 123R clarifies the timing for recognizing compensation expense for awards subject to acceleration of vesting on retirement and also specifies the treatment of excess tax benefits associated with stock compensation.
In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. Presstek is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R could have a material impact on Presstek’s consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing”. SFAS 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. This pronouncement is effective for the Company for fiscal periods beginning October 1, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition, but it is expected to have a material impact.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Presstek in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition, but does not expect it will have a material impact.
2. ACQUISITIONS
On July 30, 2004, the Company acquired the stock of Precision Lithograining Corp. (“Precision”) for an aggregate purchase price of $12.1 million in cash, net of cash acquired. Precision provides the Company with its Anthem and Freedom chemistry-free digital printing plates, and is also a provider of other conventional and digital printing plates for both web and sheet-fed printing applications.
On November 5, 2004, the Company completed the acquisition of certain assets and the assumption of certain liabilities of The A.B. Dick Company (“ABDick”), for a preliminary aggregate purchase price of $44.4 million, net of cash acquired. The purchase price consisted of $40.0 million in cash and $4.4 million of direct acquisition costs. The business we acquired manufactures, markets, and services offset systems and computer-to-plate (“CTP”) systems and related supplies for the graphic arts and printing industries. The aggregate purchase price is preliminary, and management is in the process of finalizing restructuring plans for ABDick’s operations, the results of which could impact the final amount of exit costs recorded. Management is currently finalizing plans to streamline and integrate the operations of ABDick with Presstek’s current operations. The restructuring plan is expected to be substantially complete by the end of fiscal 2005 and implemented thereafter. Total costs as of July 2, 2005, primarily for severance and lease commitments, are expected to be approximately $2.3 million. Although the Company believes these estimated costs to be reasonable, actual spending for severance and lease commitments may differ from current estimates, which could impact the final aggregate purchase price. In addition, the Company may incur certain direct acquisition costs subsequent to July 2, 2005, which will increase the total amount of direct acquisition costs and restructuring costs included in the aggregate purchase price (see Note 15, Subsequent Events).

The following table summarizes the preliminary estimated fair values assigned to the assets acquired and liabilities assumed for the acquisitions of Precision and ABDick:

	Precision	ABDick	Total
	Assets Acquired/	Assets Acquired/	Assets Acquired/
(In thousands)	(Liabilities Assumed)	(Liabilities Assumed)	(Liabilities Assumed)

Cash and accounts receivable	$2,725	$17,066	$19,791
Inventory	2,529	22,705	25,234
Other current assets	—	756	756
Property, plant and equipment	6,065	1,375	7,440
Trade names	260	2,100	2,360
Customer relationships	900	3,800	4,700
Non-compete covenants	100	—	100
Software license	—	450	450
Other long term assets	—	109	109
Goodwill (deductible for tax purposes)	5,285	14,632	19,917
Accounts payable and accrued expenses	(5,697)	(9,433)	(15,130)
Deferred revenue	—	(8,899)	(8,899)

Total purchase price	12,167	44,661	56,828
Less: cash acquired	(65)	(266)	(331)

Net cash paid	$12,102	$44,395	$56,497

The acquisitions of Precision and ABDick were accounted for as purchases under SFAS No. 141, “Business Combinations” (“SFAS 141”). Accordingly, their operating results have been included in the Company’s consolidated condensed financial statements since their acquisition dates of July 30, 2004 and November 5, 2004, respectively.
The Company has allocated the excess of purchase price of $5.3 million and $14.6 million for Precision and ABDick, respectively, to goodwill. The Company has estimated the useful lives of other acquired intangible assets for Precision and ABDick to be two to seven years and three to ten years, respectively. The values assigned to inventory, property, plant and equipment and intangible assets were based upon the results of an independent appraisal, and have been included in the accompanying consolidated condensed balance sheets at July 2, 2005 and January 1, 2005.
3. INVENTORIES
Inventories consisted of the following at July 2, 2005 and January 1, 2005:

(In thousands)	July 2, 2005	January 1, 2005

Raw materials	$4,972	$9,424
Work in process	6,675	5,458
Finished goods	32,145	29,347

Total inventories	$43,792	$44,229

4. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, consisted of the following at July 2, 2005 and January 1, 2005:

(In thousands)	July 2, 2005	January 1, 2005

At cost:
Land and improvements	$2,352	$2,352
Buildings and leasehold improvements	27,822	27,695
Production equipment and other	54,400	52,024
Office furniture and equipment	5,910	5,527

	90,484	87,598
Less accumulated depreciation	(44,390)	(40,226)

Total property, plant and equipment, net	$46,094	$47,372

5. GOODWILL, PATENT APPLICATION COSTS AND OTHER INTANGIBLE ASSETS
The Company’s intangible assets with finite lives are comprised of the following:

	July 2, 2005			January 1, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
(In thousands)	Amount	Amortization	Net	Amount	Amortization	Net

Patent Application Costs	$9,917	$5,663	$4,254	$8,135	$5,296	$2,839

Other Amortizable Intangibles
Trade Names	$2,360	$586	$1,774	$2,360	$171	$2,189
Customer relationships	5,590	371	5,219	4,700	117	4,583
Software license	1,203	853	350	1,203	778	425
Loan origination fees	339	51	288	339	7	332
Non-compete covenants	245	163	82	245	153	92

Total other amortizable intangibles	$9,737	$2,024	$7,713	$8,847	$1,226	$7,621

The Company amortizes intangible assets with finite lives over the estimated useful lives of the respective intangible assets. Amortization expense related to other amortizable intangibles for the second quarter and first six months of fiscal 2005 was $0.4 million and $0.8 million, respectively. The Company did not record amortization expense for these intangible assets in either the second quarter or first six months of fiscal 2004, as these acquisitions did not occur until the second half of fiscal 2004. Estimated future amortization expense for other intangible assets recorded by the Company as of July 2, 2005 is as follows:

(In thousands)

Remainder of 2005	$1,030
2006	1,995
2007	1,477
2008	595
2009	576
Thereafter	2,040

Total	$7,713

The Company had previously reported in its Form 10-Q for the quarterly period ended April 2, 2005, filed with the SEC on May 12, 2005, that Lasertel had advanced $0.9 million (the “Advance”) to one of its customers (the “Customer”), of which $0.7 million was secured by, among other things, a lien on the assets of the customer, including intellectual property. In addition, we reported that Lasertel had an accounts receivable balance of $0.9 million (the “Receivables”) with the Customer. On July 2, 2005, Lasertel entered into a series of agreements with the Customer and a material end user to whom the Customer had been providing products under a supply contract (the “Supply Contract”). Through the execution of these agreements, in exchange for the Customer’s Advance and Receivables, Lasertel received ownership of certain assets of the Customer, which were comprised of all of the Customer’s patents, intellectual property and know-how (as well as all updates thereto) (the “Assets”) as well as having the Customer’s rights under the Supply Contract assigned to Lasertel. In connection with this transaction, the Company has recorded $1.6 million and $0.2 million of patents and customer contracts, respectively, which will be amortized over their estimated useful lives, which range from nine months to seven years. These amounts are included in the table above. The value of the Assets, as well as the rights assigned under the Supply Contract, approximates the $1.8 million in Advances and Receivables, based upon a preliminary valuation performed by an independent appraisal firm. To the extent that the final asset valuations are more or less than those stated in the preliminary appraisal report, there could be a gain or loss recorded by the Company on this transaction; however, management does not believe this is likely to have a material effect on the consolidated financial statements.
Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and identifiable intangible assets acquired. Effective in fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but rather, be tested annually, or if certain circumstances indicate a possible impairment may exist. The Company will conduct its annual impairment test on the first day of each third quarter.

The changes in the carrying amounts of goodwill in the six months ended July 2, 2005 are as follows:

(in thousands)	Precision	ABDick	Total

Balance at January 1, 2005	$5,422	$13,466	$18,888
Purchase accounting adjustments for prior period acquisitions	(137)	1,166	1,029

Balance at July 2, 2005	$5,285	$14,632	$19,917

Purchase accounting adjustments to goodwill in the six months ended July 2, 2005 relate primarily to additional transaction costs incurred, such as legal, audit and valuation fees.
6. ACCRUED EXPENSES
Accrued expenses consisted of the following at July 2, 2005 and January 1, 2005:

(In thousands)	July 2, 2005	January 1, 2005

Accrued payroll and benefits	$5,777	$6,141
Accrued warranty	1,218	1,472
Accrued restructuring and special charges	2,554	1,652
Accrued royalties	591	1,247
Other	4,893	5,668

Total accrued expenses	$15,033	$16,180

7. WARRANTIES AND DEFERRED REVENUES
Warranty
The Company provides for the estimated cost of product warranties, based on historical experience, at the time revenue is recognized. Presstek warrants its products against defects in material and workmanship for various periods, determined by the product, generally for a period of from ninety days to one year from the date of installation. Typical warranties require the Company to repair or replace defective products during the warranty period at no cost to the customer. Presstek engages in extensive product quality programs and processes, including monitoring and evaluation of component suppliers; however, product warranty terms, product failure rates, and material usage and service delivery costs incurred in correcting a product failure affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.
Changes in the Company’s estimated warranty liability are as follows:

(In thousands)

Product warranty liability as of January 1, 2005	$1,472
Accrual for warranty issues	1,031
Charges to accrual	(1,285)

Product warranty liability as of July 2, 2005	$1,218

Deferred Revenues
Deferred revenues consist of amounts received or billed in advance for products for which revenue recognition criteria is not yet met or service contracts where services have not yet been rendered. Deferred amounts are recognized as elements are delivered or, in the case of services, recognized ratably over the contract life or as services are rendered.

The components of deferred revenue are as follows:

(In thousands)	July 2, 2005	January 1, 2005

Deferred service revenue	$9,002	$8,488
Deferred product revenue	711	2,032

Total	$9,713	$10,520

8. LONG-TERM DEBT AND LINE OF CREDIT
Borrowings consisted of the following at July 2, 2005 and January 1, 2005:

(In thousands)	July 2, 2005	January 1, 2005

Term loan	$33,000	$35,000
Line of credit	—	6,822

	33,000	41,822
Less current portion	(7,000)	(12,322)

Long-term debt, net of current portion	$26,000	$29,500

In November 2004, in connection with the acquisition of the business of The A.B. Dick Company, we replaced our then current credit facilities with $80.0 million in Senior Secured Credit Facilities (the “Facilities”) from three lenders. The terms of the Facilities include a $35.0 million five year secured term loan (the “New Term Loan”) and a $45.0 million five year secured revolving line of credit (the “New Revolver”), which replaced our then-existing term loan and revolver entered into in October 2003. At July 2, 2005, we had $11.9 million outstanding under letters of credit, thereby reducing the amount available under the New Revolver to $33.1 million. Principal payments on the New Term Loan will be made in consecutive quarterly installments which began on March 31, 2005 initially in the amount of $250,000, and which will continue quarterly thereafter in the amount of $1,750,000, with a final settlement of all remaining principal and unpaid interest on November 4, 2009. On July 2, 2005, the effective interest rate on the Facilities was 6.8%. The Facilities were used to partially finance the acquisition of the business of The A.B. Dick Company, and will be available for working capital requirements, capital expenditures, acquisitions, and general corporate purposes. Borrowings under the Facilities bear interest at either (i) the London InterBank Offered Rate (“LIBOR”) plus applicable margins or (ii) the Prime Rate, as defined in the agreement, plus applicable margins. The applicable margins range from 1.25% to 4.0% for LIBOR, or up to 1.75% for the Prime Rate, based on certain financial performance.
Under the terms of the New Revolver and New Term Loan, we are required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA (earnings before interest, taxes, depreciation, amortization and restructuring and special charges) and minimum fixed charge coverage covenants. As of July 2, 2005, we were in compliance with all financial covenants.
At July 2, 2005, aggregate debt maturities were as follows:

(In thousands)

Remainder of 2005	$3,500
2006	7,000
2007	7,000
2008	7,000
2009	8,500

Total debt maturities	$33,000

9. INCOME TAXES
The Company’s effective tax rate was 7.9% and 0% for the three months ended July 2, 2005 and July 3, 2004, respectively, and 9.3% and 0% for the six months ended July 2, 2005 and July 3, 2004, respectively. Presstek’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the tax rate benefits associated with utilization of net operating loss carryforwards. The provision for fiscal 2005 primarily relates to the recognition of a deferred tax liability related to differing book and tax bases of goodwill, foreign taxes and alternative minimum tax. The Company did not record a provision for federal or state income taxes as a result of the utilization of net operating loss carryforwards and the utilization of state tax credits for the second quarter and first six months of fiscal 2004.
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.
There were no material net deferred tax assets as of July 2, 2005.

10. EARNINGS PER SHARE
The calculation of basic and diluted earnings per share is as follows:

	For the Three Months Ended		For the Six Months Ended
(In thousands, except per share data)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net income	$2,339	$1,447	$2,820	$3,346

Weighted average common shares outstanding — Basic	35,083	34,438	34,936	34,352

Weighted average common stock equivalents	528	926	525	906

Weighted average common shares outstanding — Diluted	35,611	35,364	35,461	35,258

Earnings per share – Basic	$0.07	$0.04	$0.08	$0.10

Earnings per share — Diluted	$0.07	$0.04	$0.08	$0.09

Options to purchase 861,450 and 584,450 shares of common stock at exercise prices ranging from $8.77 to $22.75 per share, respectively, were outstanding during a portion of the second quarter and first six months of fiscal 2005, respectively, but were not included in the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common shares. However, these options could become dilutive in future periods.
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
11. COMPREHENSIVE INCOME
Comprehensive income is comprised of net income and all changes in stockholders’ equity, except those due to investments by owners. The following table sets forth the calculation of comprehensive income:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Net income	$2,339	$1,447	$2,820	$3,346
Foreign currency translation adjustments	(120)	—	(263)	—

Total comprehensive income	$2,219	$1,447	$2,557	$3,346

12. SEGMENT INFORMATION
Description of Segments
Presstek is a market-focused high technology company that designs, manufacturers and distributes proprietary and non-proprietary solutions to the graphic arts industries. The Company’s operations are currently organized into four business segments: (i) Presstek; (ii) Lasertel; (iii) Precision; and (iv) ABDick. Segment operating results are based on the current organizational structure reviewed by Presstek’s management to evaluate the results of each business. Any future changes to this organizational structure may result in changes to the business segments currently disclosed. A description of the types of products and services provided by each of the business segment follows.
•	Presstek is primarily engaged in the development, manufacture and sale of our patented digital imaging systems and printing plate technologies for direct-to-press, or on-press applications, and CTP, or off-press applications.

•	Lasertel manufactures and develops high-powered laser diodes for sale to Presstek and to external customers.

•	Precision manufactures chemistry-free digital and conventional printing plates for both web and sheet-fed printing applications for sale to Presstek and to external customers.

•	ABDick manufactures, distributes, markets and services equipment and supplies for the graphic arts and printing industries.

Segment Data
Selected operating results information for each business segment was as follows:

	For the Three Months Ended
(In thousands)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
			Income (Loss)
	Total Net Revenue		From Operations

Presstek	$28,653	$22,124	$4,690	$2,313
Lasertel	1,693	1,783	(1,101)	(945)
Precision	6,216	—	410	—
ABDick	42,989	—	673	—

Totals, including inter-segment	79,551	23,907	4,672	1,368
Inter-segment	(9,831)	(1,210)	(1,178)	140

Totals	$69,720	$22,697	$3,494	$1,508

	For the Six Months Ended
(In thousands)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
			Income (Loss)
	Total Net Revenue		From Operations

Presstek	$54,529	$44,898	$6,989	$5,538
Lasertel	3,561	3,139	(2,014)	(2,314)
Precision	12,933	—	10	—
ABDick	84,201	—	922	—

Totals, including inter-segment	155,224	48,037	5,907	3,224
Inter-segment	(15,109)	(2,026)	(1,216)	280

Totals	$140,115	$46,011	$4,691	$3,504

Total asset information for the Company’s business segments is as follows:

	July 2,	January 1,
(In thousands)	2005	2005
Presstek	$65,899	$70,866
Lasertel	10,488	14,260
Precision	17,655	18,555
ABDick	78,709	67,637

Totals	$172,751	$171,318

13. RESTRUCTURING AND SPECIAL CHARGES
In the first quarter of fiscal 2005, the Company recorded restructuring and special charges aggregating $1.0 million for the Presstek, Precision and ABDick segments. These charges included severance and fringe benefit costs, executive and other contractual obligations and a settlement with previously terminated employees. The Company also recorded a purchase price adjustment of $0.9 million which consisted of severance and fringe benefit costs and lease termination costs related to the ABDick facility in Rochester, New York.
In the first quarter of fiscal 2004, the Company reversed $296,000 in excess special charges related to severance accrued in fiscal 2003 and 2002.

The activity for the period from January 1, 2005 to July 2, 2005, related to the Company’s restructuring and special charges accruals (including the accrual recorded as an adjustment to the net purchase price of ABDick) is as follows:

	Balance at	Accrual		Balance at
(In thousands)	January 1, 2005	Increases	Utilization	July 2, 2005

Executive contractual obligations	$443	$382	$(494)	$331
Severance and fringe benefits	586	1,500	(465)	1,621
Lease termination and other costs	623	—	(21)	602

Total accrued restructuring and special charges	$1,652	$1,882	$(980)	$2,554

The Company paid $0.3 million and $1.0 million in the second quarter and first six months of fiscal 2005, respectively, as a result of the foregoing repositioning efforts and anticipates the remaining payments related to the special charges will be completed by the end of fiscal 2005.
14. INTEREST AND OTHER, NET
Interest income, interest expense and other expenses consisted of:

	For the Three Months Ended		For the Six Months Ended
(In thousands)	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Interest income	$48	$97	$97	$191
Interest expense	(693)	(104)	(1,318)	(213)
Other expense, net	(310)	(54)	(360)	(136)

Total interest and other, net	$(955)	$(61)	$(1,581)	$(158)

The amounts reported as other expense, net, primarily relate to losses on foreign currency transactions for all periods presented.
15. SUBSEQUENT EVENTS
On August 8, 2005, as part of its previously announced plan to achieve cost savings with regard to the acquired business of ABDick, Presstek announced that in order to consolidate operations, the Company will close its Niles, Illinois, office facility by December 31, 2005 (the expiration date of the existing lease). The Company will move current executives of the ABDick segment from the Niles facility to the Company’s headquarters in Hudson, New Hampshire. ABDick’s inside sales staff and other limited customer service operations will be moved to a new facility in the Chicago, Illinois area.
The above consolidating activities are expected to be completed by June 30, 2006, and will result in the Company incurring miscellaneous transition expenses (before any expected savings anticipated from the consolidation) of approximately $0.75 million in cash as charges to earnings. Approximately $1.5 million of cash charges, including severance and related expenses (approximately $1.0 million), as well as facilities and other expenses (approximately $0.5 million), relate to the closing of the Niles facility and are expected to be recorded as liabilities in the allocation of purchase price in connection with the ABDick asset acquisition. In addition, the Company will incur approximately $1.25 million in capital expenditures relating to facilities used by the operations affected by the consolidation. In connection with these planned organizational changes, the Company intends to effect a change in its internal management reporting, which management will assess to determine the effect on the Company’s external segment reporting and its determination of reporting units for goodwill evaluation purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FACTORS THAT COULD AFFECT FUTURE RESULTS
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
Statements other than those of historical fact contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the following:
•	our expectations for our financial and operating performance in 2005 and beyond;

•	the adequacy of internal cash and working capital for our operations;

•	manufacturing constraints and difficulties;

•	the introduction of competitive products into the marketplace;

•	management’s plans and goals for our subsidiaries, including the successful integration of recently acquired businesses;

•	the ability of the company and its divisions to generate positive cash flows in the near-term;

•	our ability to produce commercially competitive products;

•	the strength of our various strategic partnerships, both on manufacturing and distribution;

•	our ability to secure other strategic alliances and relationships;

•	our expectations regarding the Company’s strategy for growth, including statements regarding the Company’s expectations for continued product mix improvement;

•	our expectations regarding the balance, independence and control of our business;

•	the resulting and expected effects and benefits from our transformation efforts, including the ongoing integration of recently acquired businesses;

•	our expectations relating to the Heidelberg overstock position;

•	our expectations and plans regarding market penetration, including the strength and scope of our distribution channels and our expectations regarding sales of Direct Imaging presses or computer-to-plate devices;

•	the commercialization and marketing of our technology;

•	our expectations regarding the sale of our products and use of our technology;

•	our expectations regarding performance of existing, planned and recently introduced products;

•	the adequacy of our intellectual property protections and our ability to protect and enforce our intellectual property rights; and

•	the expected effect of adopting recently issued accounting standards, among others.
Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors that could cause or contribute to such differences include:
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
OVERVIEW
Presstek, Inc. (“Presstek”) is a market focused high technology company primarily engaged in the design, manufacture and delivery of digital imaging solutions to the graphic arts and printing industries worldwide. We are a leader in the development of digital imaging capital equipment and consumables-based solutions that are economically beneficial to the user through a streamlined workflow and chemistry free, environmentally responsible operation.
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
Lasertel, Inc., (“Lasertel”) our subsidiary, is primarily engaged in the manufacture and development of high-powered laser diodes for our Presstek business segment and sale to external customers. Lasertel’s products include semiconductor lasers and active components for the graphics, defense, industrial, and medical industries. Lasertel offers high-powered laser diodes in both standard and customized configurations, including chip on sub-mount, un-mounted bars, and fiber-coupled devices, to support various applications.
On July 30, 2004, we acquired all the stock of Precision Lithograining Corp. (“Precision”), an independent plate manufacturer, and its affiliated company, SDK Realty Corp., located in South Hadley, Massachusetts, for $12.1 million in cash, net of cash acquired. Precision manufactures our

Anthem and Freedom chemistry-free digital printing plates, and is also a provider of other conventional analog and digital printing plates for both web and sheet-fed printing applications to other external customers.
On November 5, 2004, we completed the acquisition of certain assets and the assumption of certain liabilities of The A.B. Dick Company, through our wholly owned subsidiary, ABD International, Inc., (“ABDick”), for $44.4 million, including transaction costs, net of cash acquired. The business we acquired manufactures, markets and services offset systems and CTP systems and related supplies for the graphic arts and printing industries. We refer to this acquired business as the ABDick segment. As a result of this acquisition, management is currently finalizing plans to streamline and integrate the operations of the ABDick segment into our overall operations. The restructuring plan is expected to be substantially complete by the end of 2005 and implemented thereafter. Total costs, primarily for severance and lease commitments, are expected to be approximately $2.3 million. Although we believe our estimated exit costs to be reasonable, actual spending for exit activities may differ from current estimated exit costs, which may impact the financial aggregate cost of acquiring ABDick. In addition, we may incur certain direct acquisition costs subsequent to July 2, 2005, which would increase the total amount of direct acquisition costs included in the aggregate purchase price.
We currently operate in four business segments, (i) Presstek, (ii) Lasertel, (iii) Precision, and (iv) ABDick.
•	The Presstek segment is primarily engaged in the development, manufacture and sale of our patented digital imaging systems and printing plate technologies for direct-to-press, or on-press, applications and CTP, or off-press, applications.

•	The Lasertel segment is primarily engaged in the development and manufacture of high-powered laser diodes for sale to Presstek and to external customers.

•	The Precision segment is primarily engaged in the manufacture of chemistry-free digital and printing plates for both web and sheet-fed printing applications for use by Presstek and sale to external customers.

•	The ABDick segment is primarily engaged in the manufacturing, marketing, distribution and sale of offset analog and CTP equipment, consumables and related services for the graphic arts and printing industries.
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
Historically, we had been reliant on our customer and strategic partner Heidelberg for a material share of our revenue. In fiscal 2002, we initiated a process to evaluate our resources and strategically re-focus the business. During this re-alignment, we decided to reposition and rescale our resources, and implemented cost savings programs in fiscal 2002 and 2003 to return to profitability. We expanded our strategic relationships with other press manufacturers and distributors such as Ryobi, KBA, and KPG to develop and distribute presses that incorporate our imaging technology and use our proprietary consumables, so as to lessen our reliance on any one partner. Prior to the acquisition of the business of The A.B. Dick Company we established a relationship with that company to sell Presstek CTP devices and consumables under their brand name. We are working with other CTP manufacturers to qualify our consumables on their systems. We believe this shift in strategy fundamentally enhances Presstek’s ability to expand and control its business.
We operate and report on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the consolidated condensed financial statements include the thirteen and twenty-six week periods ended July 2, 2005 (“the second quarter and first six months of fiscal 2005”) and July 3, 2004 (“the second quarter and first six months of fiscal 2004”).
We intend the discussion of our financial condition and results of operations that follows to provide information that will assist in understanding our consolidated condensed financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our consolidated financial statements.
The discussion of results of operations at the consolidated level is presented together with results of operations by business segment.
On August 8, 2005, as part of its previously announced plan to achieve cost savings with regard to the acquired business of ABDick, the Company announced that in order to consolidate operations the Company will close its Niles, Illinois office facility by December 31, 2005 (the expiration date of the existing lease). In connection with these planned organizational changes, the Company intends to effect a change in its internal management reporting, which management will assess to determine the effect on the Company’s external segment reporting and its determination of reporting units for goodwill evaluation purposes.
For a further discussion of factors that could impact operating results, see the section entitled “Factors That Could Affect Future Results.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Condensed Financial Statements, which Presstek has prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or if changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the six months ended July 2, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 1, 2005.
RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R required all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission (the “SEC”) postponed the effective date of SFAS 123R until the issuer’s first fiscal year beginning after June 15, 2005. Under the current rules, Presstek will be required to adopt SFAS 123R in the first quarter of fiscal 2006.
     Under SFAS 123R, pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition for share-based payments to employees. Presstek must determine the appropriate fair value model to be used for valuing share-based payments to employees, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and retrospective adoption options. Additionally, SFAS 123R clarifies the timing for recognizing compensation expense for awards subject to acceleration of vesting on retirement and also specifies the treatment of excess tax benefits associated with stock compensation.
     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. Presstek is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R will have a material impact on Presstek’s consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing”. SFAS 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. This pronouncement is effective for the Company for fiscal periods beginning October 1, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition, but it is expected to have a material impact.
     In May 2005, the FASB issued SFAS No. 154, “Accounting changes and Error Corrections” (“SFAS 154”) which replaces APB Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Presstek in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition, but does not expect it will have a material impact.

RESULTS OF OPERATIONS
Results of operations in dollars and as a percentage of revenue were as follows:

	For the Three Months Ended				For the Six Months Ended
(in thousands)	July 2, 2005		July 3, 2004		July 2, 2005		July 3, 2004
		% of		% of		% of		% of
	Total	Revenue	Total	Revenue	Total	Revenue	Total	Revenue
Revenue
Product revenue	$57,804	82.9	$21,167	93.3	$114,872	82.0	$42,522	92.4
Service and parts revenue	11,916	17.1	1,530	6.7	25,243	18.0	3,489	7.6

Total revenue	69,720	100.0	22,697	100.0	140,115	100.0	46,011	100.0

Cost of revenue
Cost of product	40,292	57.8	12,550	55.3	81,746	58.3	25,834	56.1
Cost of service and parts	8,144	11.7	1,003	4.4	16,943	12.1	2,251	4.9

Total costs of revenue	48,436	69.5	13,553	59.7	98,689	70.4	28,085	61.0

Gross Margin	21,284	30.5	9,144	40.3	41,426	29.6	17,926	39.0

Operating expenses
Research and product development	1,931	2.8	1,645	7.2	4,053	2.9	3,321	7.2
Sales, marketing and customer support	10,077	14.4	3,747	16.5	19,886	14.3	6,885	15.0
General and administrative	5,782	8.3	2,244	9.9	11,814	8.4	4,512	9.8
Restructuring and special charges (credits)	—	—	—	—	982	0.7	(296)	(0.6)

Total operating expenses	17,790	25.5	7,636	33.6	36,735	26.3	14,422	31.4

Income from operations	3,494	5.0	1,508	6.7	4,691	3.3	3,504	7.6

Interest and other, net	(955)	(1.4)	(61)	(0.3)	(1,581)	(1.1)	(158)	(0.3)
Provision for income taxes	200	0.3	—	—	290	0.2	—	—

Net income	$2,339	3.3	$1,447	6.4	$2,820	2.0	$3,346	7.3

REVENUE
Consolidated Revenue
Consolidated revenue was $69.7 million and $140.1 million for the second quarter and first six months of fiscal 2005, respectively, increases of $47.0 million, or 207%, and $94.1 million, or 205%, from the comparable prior year periods. Revenue growth in the second quarter and first six months of fiscal 2005 was primarily the result of the acquisitions of Precision and ABDick and strength in digital equipment and consumable sales through our distribution channels, including ABDick.
Product equipment sales were $21.1 million and $41.1 million for the second quarter and first six months of fiscal 2005, respectively, increases of $14.2 million, or 205%, and $26.0 million, or 172%, from the comparable prior year periods. The increase in the current quarter is principally attributable to $12.3 million in equipment sales from the ABDick acquisition, together with volume increases of $1.7 million in presses and imaging kits. The increase in the six month period is principally attributable to $22.8 million in equipment sales from the ABDick acquisition, an increase of $0.4 million in sales at Lasertel, and a volume increase of $2.8 million in presses and imaging kits.
Revenue generated from consumable product sales was $36.6 million and $73.6 million for the second quarter and first six months of fiscal 2005 respectively, increases of $22.5 million, or 159%, and $46.5 million, or 171%, from the comparable prior year periods. These increases in revenue are primarily the result of the addition of $23.5 million and $46.8 million in aggregated consumable sales from our acquired business segments, Precision and ABDick, for the respective periods.
Revenue generated from services and spare parts, including installation and service contract revenue, was $11.9 million and $25.2 million for the second quarter and first six months of fiscal 2005 respectively, increases of $10.4 million, or 679%, and $21.8 million, or 624%, from the comparable prior year periods. These increases are primarily due to the addition of service maintenance agreements associated with the ABDick acquisition.
Revenues generated under our agreements with Heidelberg and its distributors represented approximately 5% and 4% of revenue for the second quarter and first six months of fiscal 2005 and 14% of revenue for both the second quarter and first six months of fiscal 2004. As a result of our expanded strategic partnerships and distribution channels, our sales to Heidelberg are expected to comprise a less significant share of total sales for fiscal 2005. The loss of Heidelberg and its distributors as customers would, however, have a material adverse effect on our business, results of operations and financial condition.

In July 2003, we entered into OEM consumable supply agreements with Heidelberg and Heidelberg USA that provide us with certain preferred supplier rights, which vary based on territory, time period and sales volume. Under the terms of the OEM agreements, which include minimum volume commitments from Heidelberg and Heidelberg USA, we will manufacture and supply Heidelberg branded consumable plate products for the Heidelberg Quickmaster DI press. Shipments to Heidelberg of the branded consumable product began in August 2003. On August 8, 2005, the Company announced that it has signed a new OEM Consumable Supply agreement with Heidelberg USA, Inc. (“Heidelberg US”), under which Presstek will continue to manufacture and supply Heidelberg branded consumable plate products for the Heidelberg Quickmaster DI 46-4 press (“QMDI 46”). Heidelberg will continue to market the Presstek manufactured consumables under the brand name Saphira Quickplate 46. The intent of this agreement is for the Presstek manufactured plate to be Heidelberg US’s preferred plate product for the QMDI 46.
Segment Revenue
The following revenue information for each of the Company’s business segments includes intersegment revenues. These intersegment revenues are eliminated in consolidation.
Presstek Segment
Revenue for the Presstek segment was $28.7 million for the second quarter of fiscal 2005, an increase of $6.6 million or 30%, compared to $22.1 million for the comparable prior year period. This revenue increase is attributable to equipment volume increases of $4.3 million and consumable volume increases of $2.7 million, partially offset by a decline of $0.4 million in service revenue.
Revenue for the Presstek segment was $54.5 million for the first six months of fiscal 2005, an increase of $9.6 million, or 21%, compared to $44.9 million for the first six months of fiscal 2004. This increase resulted primarily from equipment volume increases $6.0 million and, consumable volume increases of $4.6 million, partially offset by a decrease of $0.8 million in service revenue and $0.2 million in royalties.
Lasertel Segment
Revenue for the Lasertel segment was $1.7 million for the second quarter of fiscal 2005, a decrease of $0.1 million, or 6%, compared to $1.8 million for the second quarter of fiscal 2004. This decrease was primarily the result of decreased product sales to external customers for defense industry applications. Sales to third party defense contractors were scaled back during the reporting period due to the Company’s negotiations, formation and transition to an alliance with Selex, one of the world’s largest defense contractors, which designates Lasertel as the preferred and primary supplier for an important category of laser components and assemblies.
Revenue for the Lasertel segment was $3.6 million for the first six months of fiscal 2005, an increase of $0.5 million, or 13%, compared to $3.1 million for the first six months of fiscal 2004. This increase was primarily the result of increased product sales to external customers for defense industry applications, including an increase in shipments of un-mounted chips.
Precision Segment
Revenue for the Precision segment was $6.2 million for the second quarter of fiscal 2005 and $12.9 million for the first six months of fiscal 2005. Precision revenue consists of consumable product sales, including analog and digital plates. There are no fiscal 2004 periods against which to compare this business.
ABDick Segment
Revenue for the ABDick segment was $42.9 million for the second quarter of fiscal 2005, which consisted of $12.3 million in equipment sales, $19.8 million in consumable sales and $10.8 million in service revenue. Revenue for the ABDick segment was $84.1 million for the first six months of fiscal 2005, which consisted of $22.8 million in equipment sales, $38.7 million in consumable sales and $22.6 million in service revenue. Equipment sales of this business segment in the second quarter and first six months were fueled largely by the introduction of Dimension, KPG DI and QMDI products into the ABDick product portfolio. Consumable sales for this business segment were primarily driven by the transition of DI plates from the Presstek segment to the ABDick sales distribution system. There are no fiscal 2004 periods against which to compare.
CONSOLIDATED COST OF PRODUCT
Consolidated cost of product, consisting of costs of material, labor and overhead, shipping and handling costs and warranty expenses, was $40.3 million and $81.7 million for the second quarter and first six months of fiscal 2005. Cost of product increased $27.7 million for the second quarter and $55.9 million for the first six months of fiscal 2005, compared to $12.6 million and $25.8 million for the same prior year periods. The increase is primarily attributable to additional cost of product associated with the acquired Precision and ABDick businesses acquisitions. Consolidated gross margin as a percentage of total revenue was 31% for the second quarter of 2005, compared to 40% for the same prior year quarter. Gross margin as a percentage of product revenue was 30% for the second quarter of 2005, compared to 41% for the second quarter of 2004. The decrease in gross margin in 2005 is primarily the result of the integration of the Precision and ABDick business segments, which have traditionally had lower gross margins than Presstek’s core business.

CONSOLIDATED COST OF SERVICE AND PARTS
Consolidated cost of service and parts for the second quarter and first six months of fiscal 2005 was $8.1 million and $16.9 million, respectively, representing the costs of spare parts, labor and overhead associated with the on-going service of products. Cost of service and parts increased $7.1 million and $14.7 million for the second quarter and first six months of fiscal 2005, compared to $1.0 million and $2.3 million for the second quarter and first six months of fiscal 2004, respectively. These increases are attributable primarily to the ABDick business acquisition.
SEGMENT COST OF PRODUCT AND COST OF SERVICE AND PARTS (“COST”)
Cost for the Presstek segment was $17.0 million, or 59% of revenue, for the second quarter of fiscal 2005, an increase of $4.4 million, or 35%, compared to $12.6 million, or 57% of revenue, for the same period in fiscal 2004. Cost was $33.3 million, or 61% of revenue, for the first six months of fiscal 2005, an increase of $7.4 million, or 29%, compared to $25.9 million, or 58% of revenue, for the same prior year period. These increases relate primarily to the increase in production costs driven by increased product sales.
Cost for the Lasertel segment was $2.3 million for the second quarters of both fiscal 2005 and 2004 and $4.5 million for the first six months of both fiscal 2005 and fiscal 2004. Cost remained relatively unchanged over the respective periods.
Cost for the Precision segment was $5.4 million for the second quarter of fiscal 2005 and $11.7 million for the first six months of fiscal 2005. There are no fiscal 2004 periods against which to compare this business segment.
Cost for the ABDick segment was $32.5 million for the second quarter of fiscal 2005 and $63.0 million for the first six months of fiscal 2005. There are no fiscal 2004 periods against which to compare this business segment.
RESEARCH AND PRODUCT DEVELOPMENT
Research and product development expenses primarily consist of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment, consumables and high-powered laser diode product development efforts.
Consolidated research and product development expenses were $1.9 million and $4.1 million for the second quarter and first six months of fiscal 2005, an increase of $0.3 million, or 17%, and $0.7 million, or 22%, from the comparable prior year periods. The increases are attributable to additional costs associated with the Precision and ABDick business acquisitions, offset by reduced development supplies costs not incurred, as the Drupa trade show was not held in 2005.
Research and product development expenses for the Presstek segment were $1.3 million or 6% of revenue, for the second quarter of fiscal 2005, a decrease of $0.2 million, or 14%, compared to $1.5 million, or 7% of revenue, for the same period in fiscal 2004. This decrease relates primarily to a reduction in development parts and supply costs of $0.4 million, which were not incurred in preparation for the Drupa trade show as they were in 2004, partially offset by increased salaries and benefits, professional services, and travel costs of $0.2 million.
Research and product development expenses for the Presstek segment were $2.7 million or 6% of revenue for the first six months of fiscal 2005, a decrease of $0.3 million, compared to $3.0 million, or 7% of revenue, for the same period in fiscal 2004. This decrease relates primarily to a reduction in development parts and supply costs of $0.6 million, which were not incurred in preparation for the Drupa trade show as they were in 2004 and a decrease in depreciation and amortization of $0.1 million, partially offset by increased salaries and benefits, professional services, and travel costs of $0.4 million.
Research and product development expenses for the Lasertel segment were $0.2 million for the second quarter of fiscal 2005, an increase of $0.05 million compared to $0.1 million for the same period in fiscal 2004. This increase is primarily attributable to increased salary and benefits costs and development parts and supplies expenses. Research and product development expenses for the Lasertel segment were $0.3 million for the first six months of fiscal 2005, unchanged from the sane period in fiscal 2004.
Research and product development expenses for the Precision segment were $0.1 million and $0.3 million for the second quarter and first six months of fiscal 2005, respectively. There are no fiscal 2004 periods against which to compare this business segment.
Research and product development expenses for the ABDick segment were $0.3 million and $0.8 million for the second quarter and first six months of fiscal 2005, respectively. There are no fiscal 2004 periods against which to compare this business segment.
SALES, MARKETING AND CUSTOMER SUPPORT
Sales, marketing and customer support expenses primarily consist of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs related to our sales, marketing and customer support activities.

Consolidated sales, marketing and customer support expenses were $10.1 million and $19.9 million for the second quarter and first six months of fiscal 2005, respectively, increases of $6.3 million and $13.0 million over the same prior year periods. The increases are primarily attributable to additional costs associated with the Precision and ABDick acquisitions, offset by decreased marketing costs not incurred as the Drupa trade show was not held in 2005.
Sales, marketing and customer support expenses for the Presstek segment were $3.0 million, or 10% of revenue, for the second quarter of fiscal 2005, a decrease of $0.6 million, compared to $3.6 million, or 16% of revenue, for the same period in fiscal 2004. The decrease is primarily attributable to trade show cost savings of $0.4 million related to the Drupa trade show and savings in salaries and benefits of $0.3 million due to headcount reductions, partially offset by an increase in parts and supplies costs of $0.1 million.
Sales, marketing and customer support expenses for the Presstek segment were $6.0 million, or 11% of revenue, for the first six months of fiscal 2005, a decrease of $0.7 million, compared to $6.7 million, or 15% of revenue, for the same period in fiscal 2004. The decrease is primarily attributable to trade show cost savings of $0.5 million related to the Drupa trade show and savings in salaries and benefits of $0.2 million due to headcount reductions.
Sales and marketing expenses for the Lasertel segment were $0.1 million in the second quarter of both fiscal 2005 and 2004. Sales and marketing expenses for this segment increased slightly, by $0.03 million, in the first six months of fiscal 2005, to $0.3 million, compared to the same period of the prior year. The increase in the current year six month period relates primarily to increased salaries and benefits and professional services.
Sales, marketing and customer support expenses for the Precision segment were $0.1 million and $0.2 million for the second quarter and first six months of fiscal 2005, respectively. There are no fiscal 2004 periods against which to compare this business segment.
Sales, marketing and customer support expenses for the ABDick segment were $6.9 million and $13.5 million for the second quarter and first six months of fiscal 2005, respectively. There are no fiscal 2004 periods against which to compare this business segment.
GENERAL AND ADMINISTRATIVE
Consolidated general and administrative expenses, consisting primarily of payroll and related expenses for personnel, and contracted professional services necessary to conduct our finance, information systems, human resources and administrative activities, were $5.7 million and $11.8 million for the second quarter and first six months of fiscal 2005 respectively, increases of $3.5 million, or 155%, and $7.3 million, or 161%, from the comparable prior year periods. The increases are attributable to additional general and administrative costs associated with the acquisition of the ABDick and Precision business segments and increases in salaries, benefits, professional fees, and integration costs incurred by the Presstek business segment.
General and administrative expenses for the Presstek segment were $2.7 million or 9% of revenue, for the second quarter of fiscal 2005, an increase of $0.6 million, compared to $2.1 million, or 9% of revenue, for the same period in fiscal 2004. This increase is primarily attributable to increased salary and benefit costs of $0.3 million, professional services of $0.1 million, increased insurance costs of $0.1 million and travel costs of $0.1 million associated with the integration of the Precision and ABDick businesses into the organization.
General and administrative expenses for the Presstek segment were $5.0 million, or 9% of revenue, for the first six months of fiscal 2005, an increase of $0.9 million, compared to $4.1 million, or 9% of revenue, for the same period in fiscal 2004. This increase relates to increased salary and benefit costs of $0.4 million and consulting and professional fees of $0.2 million, increased insurance and equipment rental costs of $0.2 million, and travel-related costs of $0.2 million, partially offset by decreased depreciation, amortization, and other expenses totaling $0.1 million. These costs were principally infrastructure and other costs associated with the integration of the Precision and ABDick businesses into the organization.
General and administrative expenses for the Lasertel segment were $0.2 million and $0.5 million for the second quarter and first six months of fiscal 2005, respectively, increases of $0.06 million and $0.04 million from the comparable periods in fiscal 2004, respectively. The increase in quarterly expenses is primarily attributable to increased salaries and benefits, partially offset by a favorable change to the allowance for doubtful accounts. The year to date increase relates primarily to an increase in salaries and benefits of $0.1 million, partially offset by a favorable change to bad debts reserve.
General and administrative expenses for the Precision segment were $0.2 million and $0.6 million for the second quarter and first six months of fiscal 2005, respectively. There are no fiscal 2004 periods against which to compare this business segment.
General and administrative expenses for the ABDick segment were $2.6 million and $5.7 million for the second quarter and first six months of fiscal 2005, respectively. There are no fiscal 2004 periods against which to compare this business segment.
RESTRUCTURING AND SPECIAL CHARGES
Restructuring and special charges of $1.0 million for the six month period ended July 2, 2005 relate to severance and fringe benefit costs, executive and other contractual obligations, and a settlement with previously terminated employees associated with the consolidation of the Precision, ABDick, and Presstek businesses. These charges were incurred in the first quarter of fiscal 2005. There were no restructuring and special charges in the second quarter of 2005. In the first quarter of fiscal 2004, the Company reversed $296,000 in excess special charges related to estimated severance and fringe benefits accrued in fiscal 2003 and 2002, as a result of lower actual fringe benefit costs.
INTEREST AND OTHER, NET
Interest expense was $0.7 million and $1.3 million for the second quarter and first six months of fiscal 2005 respectively, increases of $0.6 million and $1.1 million from the prior year comparable periods. The increases in interest expense are primarily attributable to higher average debt balances related to financing the two acquisitions completed in 2004 and higher interest rates on borrowings. The Company recorded interest income of $0.05 million and $0.1 million for the second quarter and first six months of fiscal 2005 respectively, decreases of $0.05 million and $0.1 million for the prior year comparable periods. The decreases are principally a result of decreased cash balances available for investment. Other expenses, net, primarily relates to losses on currency transactions of $0.3 million and $0.4 million in the second quarter and first six months of fiscal 2005, respectively, and $0.1 million in both comparable periods of the prior fiscal year.
PROVISION FOR INCOME TAXES
The Company’s effective tax rate was 7.9% and 0% for the three months ended July 2, 2005 and July 3, 2004, respectively, and 9.3% and 0% for the six months ended July 2, 2005 and July 3, 2004, respectively. Presstek’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the tax rate benefits associated with utilization of net operating loss carryforwards. The provision for fiscal 2005 primarily relates to the recognition of deferred tax liability related to differing book and tax bases of goodwill, foreign taxes and alternative minimum tax. The Company did not record a provision for federal or state income taxes as a result of the utilization of net operating loss carryforwards and the utilization of state tax credits for the second quarter and first six months of fiscal 2004.
LIQUIDITY AND CAPITAL RESOURCES
We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings. At July 2, 2005, we had $11.1 million of cash and $40.0 million of working capital, compared to $8.7 million of cash and $41.0 million of working capital at January 1, 2005. The increase in cash of $2.4 million for the six months of fiscal 2005 was primarily due to $14.3 million of net cash provided by operating activities, partially offset by $4.5 million of cash used in investing activities and $7.4 million of cash used in financing activities.
Net cash provided by operating activities was $14.3 million for the six months ended July 2, 2005. The primary sources of cash from operating activities were net income of $2.8 million, non-cash charges for depreciation and amortization of $5.5 million, restructuring and special charges aggregating $1.0 million and increases in working capital and other non-current assets aggregating $4.9 million. Cash flows from operations were positively impacted by a decrease in accounts receivable of $1.7 million and an increase in accounts payable of $8.2 million, partially offset by decreases of $3.5 million and $1.1 million in accrued expenses and deferred revenue, respectively.
Net cash used in investing activities was $4.5 million for the first six months of fiscal 2005, and was comprised of $3.1 million of additions to property, plant and equipment used in the business and $1.4 million of transaction costs paid related to the acquisition of ABDick.
Net cash used in financing activities was $7.4 million for the first six months of fiscal 2005, and consisted primarily of payments made on our current term loan and line of credit aggregating $8.8 million, partially offset by $1.4 million of cash received from the exercise of stock options.
In November 2004, in connection with the acquisition of the business of The A.B. Dick Company, we replaced our then current credit facilities with $80.0 million in Senior Secured Credit Facilities (the “Facilities”) from three lenders. The terms of the Facilities include a $35.0 million five year secured term loan (the “New Term Loan”) and a $45.0 million five year secured revolving line of credit (the “New Revolver”), which replaced our then-existing term loan and revolver entered into in October 2003. At July 2, 2005, we had $11.9 million outstanding under letters of credit, thereby reducing the amount available under the New Revolver to $33.1 million. Principal payments on the New Term Loan will be made in consecutive quarterly installments which began on March 31, 2005 initially in the amount of $250,000, and which will continue quarterly thereafter in the amount of $1,750,000, with a final settlement of all remaining principal and unpaid interest on November 4, 2009. On July 2, 2005, the effective interest rate on the Facilities was 6.8%. The Facilities were used to partially finance the acquisition of the business of The A.B. Dick Company, and will be available for working capital requirements, capital expenditures, acquisitions, and general corporate purposes. Borrowings under the Facilities bear interest at either (i) the London InterBank Offered Rate (“LIBOR”) plus applicable margins or (ii) the Prime Rate, as defined in the agreement, plus applicable margins. The applicable margins range from 1.25% to 4.0% for LIBOR, or up to 1.75% for the Prime Rate, based on certain financial performance.
Under the terms of the New Revolver and New Term Loan, we are required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA, a non-U.S. GAAP measurement that the Company defines as earnings before interest, taxes, depreciation, amortization and restructuring and special charges, and minimum fixed charge coverage covenants. As of July 2, 2005, we were in compliance with all financial covenants.
Based on our current interest rate of 6.8% for the New Term Loan, interest expense will range from $0.3 million to $1.6 million per year over the term of the facility.
We believe that existing funds, cash flows from operations, and cash available under our New Revolver should be sufficient to satisfy working capital requirements and capital expenditures through the next twelve months. There can be no assurance, however, that we will not require additional financing, or that such additional financing, if needed, would be available on acceptable terms.
Our anticipated capital expenditures for fiscal 2005 are approximately $10 million, of which $5 million relates to the purchase of capital equipment to be used in the production of our DI and CTP equipment and consumable products.
Fuji
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
Lasertel
In the Form 10-Q for the quarterly period ended April 2, 2005, filed with the SEC on May 12, 2005, we reported that Lasertel had advanced $0.9 million (the “Advance”) to one of its customers (the “Customer”), of which $0.7 million was secured by, among other things, a lien on the assets of the customer, including intellectual property. In addition, we reported that Lasertel has an accounts receivable balance of $0.9 million (the “Receivables”) with this Customer. On July 2, 2005, Lasertel entered into a series of agreements with this Customer and a material end-user to whom the Customer had been providing products under a supply contract (the “Supply Contract”). Through the execution of these agreements, in exchange for the Customer’s Advance and Receivables, Lasertel received ownership of certain assets of the Customer, which were comprised of all of the Customer’s patents, intellectual property and know-how (as well as all updates thereto) (the “Assets”) as well as having the Customer’s rights under the Supply Contract assigned to Lasertel. In connection with this transaction, the Company has recorded $1.6 million and $0.2 million of patents and customer contracts, respectively, which will be amortized over their estimated useful lives, which range from nine months to seven years. The value of the Assets, as well as the rights assigned under the Supply Contract, approximates the $1.8 million in Advances and Receivables, based upon a preliminary valuation performed by an independent appraisal firm. To the extent that the final asset valuations are more or less than those stated in the preliminary appraisal report, there could be a gain or loss recorded by the Company on this transaction; however, management does not believe this is likely to have a material effect on the consolidated financial statements. In that regard, the risks identified in the Form 10-Q filed with the SEC on May 12, 2005 related to the Customer’s failure to repay the amounts owed to Lasertel no longer have any relevance.
Effect of Inflation
Inflation has not had, and is not expected to have, a material impact upon our financial conditions or results of operations.
Off-Balance Sheet Arrangements
We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE’s”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of July 2, 2005, we were not involved in any unconsolidated SPE transactions.
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
Our long-term borrowings are in variable rate instruments, with interest rates tied to either the prime rate or the LIBOR. A 100 basis point change in these rates would have an impact of approximately $0.4 million on our annual interest expense, assuming consistent levels of floating rate debt with those held as of the end of fiscal 2004. In the fourth quarter of fiscal 2003, we entered into interest rate floors and caps to manage net exposure to interest rate fluctuations related to our borrowings. As a result of our new credit facilities entered into on November 5, 2004, we may enter into contracts to manage our exposure to market risk from changes in interest rates on our borrowings.

We have exposure to foreign currency exchange rate risk as a limited number of our sales and purchase transactions are denominated in the European euro and the Japanese yen. In addition, some of our customers and strategic partners are not located in the United States, and are themselves subject to fluctuations in foreign exchange rates. If the home country currency of these customers and strategic partners were to decrease in value relative to the United States dollar, their ability to purchase and/or market our products could be adversely affected and our products may become less competitive to them. This may have an adverse impact on our business. Likewise, some of our suppliers are not located in the United States and thus, such suppliers are subject to foreign exchange rate risks in transactions with us. Decreases in the value of their home country currency versus that of the United States dollar could cause fluctuations in supply pricing which could have an adverse effect on our business. The Company generally does not hedge the net assets or net income of its international subsidiaries. Based on a hypothetical 10% adverse movement in these foreign currency exchange rates, the Company’s revenue would be adversely affected by approximately 1% and the Company’s net income would be adversely affected by approximately 3%, although the actual effects may differ materially from the hypothetical analysis.
ITEM 4. CONTROLS AND PROCEDURES.
(a)	Evaluation of Disclosure Controls and Procedures
As of July 2, 2005, we have, under the supervision and with the participation of the Presstek’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Presstek’s disclosure controls and procedures pursuant to Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, Presstek’s Chief Executive Officer and Chief Financial Officer concluded that, as of the July 2, 2005, Presstek’s disclosure controls and procedures are effective in ensuring that material information relating to Presstek (including its consolidated subsidiaries) required to be disclosed by Presstek in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to Presstek’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)	Changes in Internal Control Over Financial Reporting
There were no changes in Presstek’s internal control over financial reporting that occurred during the quarter ended July 2, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II            OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	On June 7, 2005, the Company held its Annual Meeting of Stockholders.

(b)	Not Applicable.

(c)	At such meeting, the stockholders of the Company voted:
(1)	To elect seven (7) Directors to serve for the ensuing year. The votes cast were as follows:

		Votes	Votes
Nominees	Votes For	Against	Withheld	Abstained	Broker Non Votes
Edward J. Marino	28,843,206	N/A	1,736,480	N/A	N/A
John W. Dreyer	30,452,515	N/A	127,171	N/A	N/A
Daniel S. Ebenstein	28,787,498	N/A	1,792,188	N/A	N/A
Dr. Lawrence Howard	27,738,433	N/A	2,841,253	N/A	N/A
Michael D. Moffitt	28,867,426	N/A	1,712,260	N/A	N/A
Stephen N. Rappaport	30,452,125	N/A	127,561	N/A	N/A
Donald C. Waite, III	30,454,165	N/A	125,521	N/A	N/A
(2)	To ratify the selection of BDO Seidman, LLP, as the Company’s independent auditors for the fiscal year ending December 31, 2005. The votes cast were as follows:

Votes For	Votes Against	Votes Withheld	Abstained	Broker Non Votes

30,364,779	183,121	N/A	31,786	N/A
(d)	Not Applicable.

ITEM 6. EXHIBITS
(a)	Exhibits

10.1.1	Current Report on Form 8-K/A, Amendment No. 1 to Form 8-K dated August 8, 2005, filed on August 11, 2005 (hereby incorporated by reference).

10.1.2	Current Report on Form 8-K dated August 8, 2005, filed on August 8, 2005 (hereby incorporated by reference).

10.2	Employment Agreement dated July 1, 2005, between Presstek, Inc. and Peter Bouchard (previously filed as Exhibit 99.1 to Presstek, Inc.’s Current Report on Form 8-K dated July 8, 2005 (Commission No. 000-17541), hereby incorporated by reference.)

31.1	Certification of Chief Executive Officer pursuant to Section 240.13a-4(a) or Section 240.15d-14 of the Exchange Act (furnished herewith).

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Section 240.13a-4(a) or Section 240.15d-14 Rule 13a-4(a) of the Exchange Act (furnished herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PRESSTEK, INC.
(Registrant)

Date: August 11, 2005	/s/ Edward J. Marino

By: Edward J. Marino
Chief Executive Officer and President
(Principal Executive)

Date: August 11, 2005	/s/ Moosa E. Moosa

By: Moosa E. Moosa
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description
10.1.1	Current Report on Form 8-K/A, Amendment No. 1 to Form 8-K dated August 8, 2005, filed on August 11, 2005 (hereby incorporated by reference).

10.1.2	Current Report on Form 8-K dated August 8, 2005, filed on August 8, 2005 (hereby incorporated by reference).

10.2	Employment Agreement dated July 1, 2005, between Presstek, Inc. and Peter Bouchard (previously filed as Exhibit 99.1 to Presstek, Inc.’s Current Report on Form 8-K dated July 8, 2005 (Commission No. 000-17541), hereby incorporated by reference.)

31.1	Certification of Chief Executive Officer pursuant to Section 240.13a-4(a) or Section 240.15d-14 of the Exchange Act (furnished herewith).

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Section 240.13a-4(a) or Section 240.15d-14 Rule 13a-4(a) of the Exchange Act (furnished herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).