Form 10-Q
period 2005-10-01
PRESSTEK INC /DE/
filed 2005-11-10
CIK 846876

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 0-17541
PRESSTEK, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other Jurisdiction of	02-0415170 (I.R.S. Employer Identification No.)
Incorporation or Organization)

55 Executive Drive Hudson, New Hampshire (Address of Principal Executive Offices)	03051-4903 (Zip Code)
Registrant’s telephone number, including area code (603) 595-7000
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
As of November 3, 2005, there were 35,356,049 shares of the Registrant’s Common Stock, $0.01 par value, outstanding.

PRESSTEK, INC.
INDEX

PART I FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	October 1,	January 1,
	2005	2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,798	$8,739
Accounts receivable, net of reserves of $3,261 and $2,444 at October 1, 2005 and January 1, 2005	39,937	38,946
Inventories	50,749	44,229
Other current assets	2,092	1,499

Total current assets	98,576	93,413

Property, plant and equipment, net	44,546	47,372
Goodwill	21,667	18,888
Other intangible assets, net	11,872	10,460
Other noncurrent assets	1,633	1,185

Total assets	$178,294	$171,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$7,000	$5,500
Line of credit	—	6,822
Accounts payable	23,481	13,394
Accrued expenses	16,865	16,180
Deferred revenue	11,103	10,520

Total current liabilities	58,449	52,416

Long-term debt, less current portion	24,250	29,500

Total liabilities	82,699	81,916

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 35,310,974 and 34,896,985 shares issued and outstanding at October 1, 2005 and January 1, 2005, respectively	353	349
Additional paid-in capital	105,624	102,962
Accumulated other comprehensive income (loss)	(9)	107
Accumulated deficit	(10,373)	(14,016)

Total stockholders’ equity	95,595	89,402

Total liabilities and stockholders’ equity	$178,294	$171,318

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Revenue
Product	$53,152	$28,071	$168,024	$70,593
Service and parts	11,537	1,679	36,780	5,168

Total revenue	64,689	29,750	204,804	75,761

Cost of revenue
Product	37,488	18,593	119,234	44,427
Service and parts	7,571	1,154	24,514	3,405

Total cost of revenue	45,059	19,747	143,748	47,832

Gross profit	19,630	10,003	61,056	27,929

Operating expenses
Research and product development	1,692	1,265	5,745	4,586
Sales, marketing and customer support	10,126	3,423	30,012	10,308
General and administrative	6,391	2,534	18,205	7,046
Restructuring and special charges (credits)	(73)	—	909	(296)

Total operating expenses	18,136	7,222	54,871	21,644

Income from operations	1,494	2,781	6,185	6,285
Interest and other income (expense), net	(479)	(74)	(2,060)	(232)

Income before income taxes	1,015	2,707	4,125	6,053
Provision for income taxes	192	—	482	—

Net income	$823	$2,707	$3,643	$6,053

Earnings per share
Basic	$0.02	$0.08	$0.10	$0.18

Diluted	$0.02	$0.08	$0.10	$0.17

Weighted average shares outstanding
Weighted average shares outstanding — basic	35,182	34,688	34,972	34,464
Dilutive effect of options	926	648	663	821

Weighed average shares outstanding — diluted	36,108	35,336	35,635	35,285

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended
	October 1,	October 2,
	2005	2004
Operating activities
Net income	$3,643	$6,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,449	6,423
Restructuring and special charges (credits)	909	(296)
Loss on disposal of assets	56	21
Changes in operating assets and liabilities:
Accounts receivable	(2,005)	(3,593)
Inventories	(6,283)	(5,339)
Other current assets	(591)	(404)
Other noncurrent assets	(2,648)	(1,627)
Accounts payable	9,872	3,148
Accrued expenses	(1,893)	(523)
Deferred revenue	587	—

Net cash provided by operating activities	10,096	3,863

Investing activities
Purchase of property, plant and equipment	(3,770)	(1,061)
Purchase consideration, net of cash acquired — business acquisitions	(1,407)	(16,635)
Proceeds from the sale of long-lived assets	87	—

Net cash used in investing activities	(5,090)	(17,696)

Financing activities
Net proceeds from issuance of common stock	2,666	4,002
Repayments of term loan	(3,750)	(1,607)
Repayments of line of credit, net	(6,822)	—

Net cash provided by (used in) financing activities	(7,906)	2,395

Effect of exchange rate changes on cash and cash equivalents	(41)	—

Net decrease in cash and cash equivalents	(2,941)	(11,438)
Cash and cash equivalents, beginning of period	8,739	28,196

Cash and cash equivalents, end of period	$5,798	$16,758

Supplemental disclosure of cash flow information
Cash paid for interest	$1,869	$320
Cash paid for income taxes	$382	$—
Supplemental disclosure of non-cash investing and financing activities
On July 2, 2005, the Company entered into a series of agreements with a customer and a material end-user whereby the Company received ownership of certain assets of the customer, comprised of patents, intellectual property and know-how, as well as the customer’s rights under a supply contract it had with the material end-user, in exchange for the Company’s rights to its accounts receivable for trade and advances by the Company to the customer (see Note 5, Goodwill and Other Intangible Assets). A summary of this transaction is as follows:

Consideration by the Company
Accounts receivable	$888
Other noncurrent assets	920

Total non-cash consideration	$1,808

Assets received by the Company
Patents	$1,677
Customer contracts/customer list	131

Total non-cash assets received	$1,808

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation —; In the opinion of management, the accompanying consolidated financial statements of Presstek, Inc. and its subsidiaries (“Presstek”, the “Company”, “we” or “us”) contain all adjustments, including normal recurring adjustments, necessary to present fairly Presstek’s financial position as of October 1, 2005, its results of operations for the three and nine months ended October 1, 2005 and October 2, 2004, and its cash flows for the nine month periods then ended in accordance with U.S. generally accepted accounting principles (“GAAP”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Certain amounts in previously reported periods have been reclassified to conform to current presentation.
The results of the three and nine month periods ended October 1, 2005, are not necessarily indicative of the results to be expected for the year ended December 31, 2005. The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 17, 2005.
On November 5, 2004, the Company, through its wholly-owned subsidiary, ABD International, Inc. (“ABDick”) completed the acquisition of certain assets and the assumption of certain liabilities of The A.B. Dick Company, which the Company acquired through a Section 363 sale in the United States Bankruptcy Court, and on July 30, 2004, acquired the stock of Precision Lithograining Corp. (“Precision”). The results of these acquired entities are included in the Company’s Consolidated Statements of Income and of Cash Flows for the periods subsequent to their respective acquisitions.
In 2005, the Company made the strategic decision to restructure its Direct Imaging (“DI”) press Original Equipment Manufacturer (“OEM”) agreements that were then in place with Kodak Polychrome Graphics (“KPG” or “Kodak”) in North America and Koenig & Bower AG (“KBA”) in Europe and other geographic markets in order to provide improved opportunities for the Company’s direct sales force and more flexibility to strengthen the Company’s distribution channels. The restructuring of the North American agreement required the realignment of inventories with Kodak that adversely affected third quarter fiscal 2005 revenues by approximately $2.5 million.
Our annual financial reporting is based on a 52- or 53-week period, with our fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the thirteen and thirty-nine week periods ended October 1, 2005 and October 2, 2004.
Basis of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated.
Use of Estimates — The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates and assumptions also affect the amount of revenues and expenses during the reported period. Management believes the most sensitive estimates include the allowance for uncollectible accounts receivable, estimates for costs associated with excess and obsolete inventories, estimates for warranty costs and estimates used in business acquisitions and in the impairment analysis of goodwill. Actual results may differ from those estimates.
Revenue Recognition — The Company recognizes revenue principally from the sale of products (equipment, laser diodes, consumables) and services (installation, training, support, spare parts and equipment maintenance contracts). Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, collection is reasonably assured and no future services related to the installation are required. When a sales arrangement contains multiple elements, such as equipment and services, revenue is allocated to each element based on its relative fair value. When the fair value of an undelivered element cannot be determined, the Company defers revenue for the delivered elements until the undelivered elements are delivered. A general right of return or cancellation does not exist once product is delivered to the customer; however, the Company may elect, in certain circumstances, to accept returns of product. Product revenues are recorded net of estimated returns, which are adjusted periodically, based upon historical rates of return. The estimated cost of post-sale obligations, including product warranties, is accrued based on historical experience at the time revenue is recognized.
The Company records amounts invoiced to customers in excess of revenue recognized as deferred revenue until all revenue recognition criteria are met.
The Company accounts for shipping and handling fees passed on to customers as revenue. Shipping and handling costs are reported as components of cost of revenue (product) and cost of revenue (service and parts).
Products
End-User Customers — Under the Company’s standard terms and conditions of sale, title and risk of loss is transferred to third-party end-user customers at the time product is delivered to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant deliverables remain.
OEM Relationships — Product revenue and any related royalties for products sold to companies with whom we have an OEM relationship is recognized at the time of shipment. Contracts with companies with whom we have OEM relationships do not include price protection or product return rights; however, the Company may elect, in certain circumstances, to accept returns of product.
Distributor Relationships — Revenue for product sold to distributors, whereby the distributor is responsible for installation, is recognized at shipment. Revenue for equipment sold to distributors whereby the Company is responsible for installation, for which the installation is not deemed inconsequential, is recognized upon completion of installation and customer acceptance. Except in the case of termination of the contract, which includes product return rights, contracts with distributors do not include price protection or product return rights; however, the Company may elect, in certain circumstances, to accept returns of product.
Services and Parts
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
Intangible Assets — Intellectual Property — From time to time the Company enters into agreements with manufacturers under which the manufacturer will design and prototype a product incorporating Presstek products and technology. In these agreements, the payment schedule is tied to specific milestones and the manufacturer may be given certain considerations related to future manufacturing of the product. The capitalized costs associated with these types of agreements will be amortized over the estimated sales life-cycle and future cash flows from sales of the product. We are required to evaluate identifiable intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through the estimated undiscounted future cash flows from the use of the asset is less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of the intellectual property. Factors that could indicate that an impairment may exist include significant underperformance relative to projected sales, strategic changes in business strategy or significant negative industry or economic trends. We must make assumptions about future cash flows and product life-cycle. Different assumptions and judgment determination could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made.
Sales Transactions Financed with Recourse Clauses — From time to time the Company has engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party. In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these agreements, reimburse the financing company for any such shortfall in sale price. When such recourse obligations are of such a magnitude to indicate that substantial risk of ownership of the equipment has not transferred to the third party purchaser, the Company would record the transaction as a financing transaction to the extent they are material individually or in the aggregate to the operating results of the period in which the transactions occur.
Earnings Per Share — Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. For periods in which there is net income, diluted earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period unless the effect is antidilutive. Accordingly, approximately 380,200 and 1,033,900 options to purchase common stock were excluded from the calculation of diluted earnings per share for the three month periods ended October 1, 2005 and October 2, 2004, respectively, as their effect would be antidilutive. Approximately 602,700 and 901,900 options to purchase common stock were also excluded from the calculation of diluted earnings per share for the nine month periods ended October 1, 2005 and October 2, 2004, respectively, as their effect would be antidilutive. These options may become dilutive in future periods.
Stock-Based Compensation — The Company accounts for stock options granted to employees under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). APB 25 prescribes that compensation cost be recognized for the difference, if any, between the fair market value of the Company’s stock and the option price on the grant date (the “compensatory value”). The Company recorded compensation expense of approximately $12,000 and $35,000 in the three and nine months ended October 1, 2005, related to the issuance of 15,000 shares of restricted stock in connection with a three-year employment agreement. These amounts are included in general and administrative expense in the Company’s Consolidated Statements of Income. The restricted stock has a purchase price of $0.01 and vests ratably on the first, second and third anniversaries of the date of grant. At the time of issuance, the fair value of this stock was approximately $0.1 million, based on $9.30 per share. The compensatory value, which approximates the fair value, is being amortized on a straight-line basis over the three-year contractual term of the employment agreement.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value-based method of SFAS 123 to all outstanding and unvested awards for the purpose of recording expense for stock-based compensation in each period presented (in thousands, except per share data):

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Net income, as reported	$823	$2,707	$3,643	$6,053
Add: stock-based compensation expense recognized	12	—	35	—
Deduct: total stock-based employee compensation determined under the fair-value-based method for all awards, net of related tax effects	(1,417)	(594)	(2,877)	(1,685)

Pro forma net income (loss)	$(582)	$2,113	$801	$4,368

Earnings per common share, as reported:
Basic	$0.02	$0.08	$0.10	$0.18
Diluted	$0.02	$0.08	$0.10	$0.17

Pro forma earnings (loss) per common share:
Basic	$(0.02)	$0.06	$0.02	$0.13
Diluted	$(0.02)	$0.06	$0.02	$0.12

The pro forma information above does not consider any related tax benefit from option exercises in any period presented.
The weighted average fair values of options to purchase common stock granted in the third quarters of 2005 and 2004, respectively, were $6.50 and $5.83, and $4.74 and $6.40 for the nine months then ended. The fair value of each option to purchase common stock is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Dividend yield	None	None	None	None
Expected volatility	58.28%	69.79%	58.28%	69.79%
Risk-free interest rate	4.22%	3.68%	4.22%	3.35%
Expected option life (in years)	4.66	5.50	4.66	5.50
Foreign Currency Translation — The Company’s foreign subsidiaries use the local currency as their functional currency. Accordingly, assets and liabilities are translated into U.S. dollars at current rates of exchange in effect at the balance sheet date. The resulting unrealized gains or losses are reported under the caption “Accumulated other comprehensive income (loss)” in the Company’s Consolidated Balance Sheets. Revenues and expenses from these subsidiaries are translated at average monthly exchange rates in effect for the periods in which the transactions occur. Gains and losses arising from these foreign currency transactions are reported as a component of “Interest and other income (expense), net” in the Company’s Consolidated Statements of Income. The Company reported losses on foreign currency transactions of approximately $13,000 and $0.2 million in the three months ended October 1, 2005 and October 2, 2004, respectively, and $0.4 million in each nine month period then ended.
Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Presstek in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition, but does not expect it will have a material impact.
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which replaces SFAS 123, and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. In April 2005, the SEC postponed the effective date of SFAS 123R until the issuer’s first fiscal year beginning after June 15, 2005. Under the current rules, Presstek will be required to adopt SFAS 123R in the first quarter of fiscal 2006.
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
In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”), an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing. SFAS 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that the allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. This pronouncement is effective for the Company for fiscal periods beginning October 1, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition, but it is expected to have a material impact.
NOTE 2. BUSINESS ACQUISITIONS
On November 5, 2004, the Company, through its wholly-owned subsidiary, ABDick, completed the acquisition of certain assets and assumed certain liabilities of the A.B. Dick Company, which the Company acquired through a Section 363 sale in the United States Bankruptcy Court. The business we acquired manufactured, marketed and serviced offset systems and computer-to-plate (“CTP”) systems and related supplies for the graphics arts and printing industries. In consideration, the Company paid the previous owners approximately $40.0 million in cash, net of cash acquired. As part of this transaction, the Company has paid $3.5 million for legal, audit and other transaction costs related to the acquisition, and accrued, as purchase price adjustments, an aggregate of $3.9 million for integration costs, primarily related to the consolidation of ABDick’s Rochester, New York manufacturing operations into the Company’s existing manufacturing facility at its corporate headquarters in Hudson, New Hampshire, and the closing of ABDick’s Niles, Illinois office facility. The aggregate purchase price of $47.4 million is preliminary, and could change if actual spending for severance and lease commitments differs from current estimates.
The consolidation of the Rochester, New York manufacturing operations, which accounted for $0.8 million of the integration costs accrued, was substantially completed in the third quarter of 2005.
On August 8, 2005, as part of its previously announced plan to achieve cost savings with regard to the ABDick operating segment, Presstek announced that in order to consolidate operations, the Company will close its Niles, Illinois office facility by December 31, 2005 (the expiration date of the existing lease). The Company will move certain executives of ABDick from the Niles facility to the Company’s headquarters in Hudson. ABDick’s inside sales staff and other limited customer service operations will be moved to a new facility in the Chicago, Illinois area. The activities associated with this initiative are expected to be completed in fiscal 2006. These activities will result in the Company incurring miscellaneous incremental transition expenses (before any expected savings anticipated from the consolidation) aggregating approximately $0.75 million in cash as charges to earnings, of which approximately $44,000 was recorded as a charge to operations in the Company’s results of operations for both the three and nine months ended October 1, 2005. Of the $3.9 million accrued in the aggregate for these integration activities, $1.6 million was recorded primarily for severance for the affected employees at the Niles facility and related expenses, as a purchase price adjustment. The Company also expects to invest approximately $1.25 million in capital expenditures relating to facilities used by the operations affected by the consolidation. At October 1, 2005, the Company had recorded approximately $0.2 million of capitalized costs, primarily for the installation of new office space at the Hudson headquarters facility and additional computer hardware and software required to support this transition.
Prior to the quarterly period ended October 1, 2005, the Company reported the activities of ABDick as a separate operating segment. On August 8, 2005, we announced an organizational change calling for the consolidation of the

ABDick operating segment into the Presstek operating segment. In connection with these planned organizational changes, the Company implemented a new internal management reporting structure. Under this new structure, the former Presstek segment and the former ABDick segment have been combined to form a single business segment, hereinafter referred to as the Presstek segment, that is engaged in the development, manufacture and sale of our patented digital imaging systems, patented printing plate technologies and related equipment and supplies for the graphic arts and printing industries.
A summary of the transaction and the preliminary allocation of the purchase price are as follows (in thousands):

Consideration
Cash, net of cash acquired of $266	$40,000
Transaction costs	3,495
Integration costs	3,913

Total consideration	47,408

Preliminary allocation of consideration to assets acquired (liabilities assumed)
Accounts receivable	16,870
Inventories	22,705
Other current assets	756
Property, plant and equipment	1,375
Other noncurrent assets	109
Accounts payable and accrued expenses	(8,311)
Deferred revenue	(8,899)

Preliminary fair value of net tangible assets acquired	24,605

Preliminary excess of consideration over fair value of net tangible assets acquired	22,803

Preliminary allocation of excess consideration to identifiable intangible assets
Trade names	2,100
Customer relationships	3,800
Software license	450

6,350

Preliminary allocation of excess consideration to goodwill	$16,453

The Company has estimated the useful lives of the acquired identifiable intangible assets to be between three and ten years. The values assigned to inventory, property, plant and equipment and identifiable intangible assets were based upon the results of an independent appraisal. The final allocation of the purchase price to acquired assets and assumed liabilities will be completed in the fourth quarter of 2005.
The activity for the period from January 1, 2005 to October 1, 2005 related to the Company’s integration cost accruals is as follows (in thousands):

	Balance	Charged		Balance
	January 1,	to		October 1,
	2005	goodwill	Utilization	2005

Severance and fringe benefits	$795	$2,350	$(863)	$2,272
Lease termination and other costs	703	75	(30)	748

	$1,498	$2,425	$(903)	$3,020

On July 30, 2004, the Company acquired the stock of Precision for an aggregate purchase price of $12.2 million in cash, net of cash acquired. Precision manufactures Anthem, Freedom and Aurora chemistry-free digital print plates, and is also a provider of other conventional and digital printing plates for both web and sheet-fed printing applications. A summary of the transaction and the final allocation of the purchase price are as follows (in thousands):

Consideration
Cash, net of cash acquired of $65	$12,191
Integration costs	400

Total consideration	12,591

Allocation of consideration to assets acquired (liabilities assumed)
Accounts receivable	2,636
Inventories	2,695
Property, plant and equipment	6,065
Accounts payable and accrued expenses	(5,279)

Fair value of net tangible assets acquired	6,117

Excess of consideration over fair value of net tangible assets acquired	6,474

Allocation of excess consideration to identifiable intangible assets
Trade names	260
Customer relationships	900
Software license	100

1,260

Allocation of excess consideration to goodwill	$5,214

The Company did not incur any transaction costs related to the acquisition of Precision. The Company has estimated the useful lives of the acquired identifiable intangible assets to be between two and seven years. The values assigned to inventory, property, plant and equipment and identifiable intangible assets were based upon the results of an independent appraisal.
NOTE 3. INVENTORIES
The components of inventories in the Consolidated Balance Sheets are as follows (in thousands):

	October 1,	January 1,
	2005	2005
Raw materials	$7,280	$9,424
Work in process	10,108	5,458
Finished goods	33,361	29,347

	$50,749	$44,229

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET
The components of property, plant and equipment, net, in the Consolidated Balance Sheets are as follows (in thousands):

	October 1,	January 1,
	2005	2005
Land and improvements	$2,352	$2,352
Buildings and leasehold improvements	27,884	27,695
Production equipment and other	54,952	52,024
Office furniture and equipment	5,903	5,527

Total property, plant and equipment, at cost	91,091	87,598
Accumulated depreciation and amortization	(46,545)	(40,226)

Net property, plant and equipment	$44,546	$47,372

At October 1, 2005 and January 1, 2005, the Company had $2.9 million and $0.9 million of equipment in process included with production equipment and other in the table above. These amounts primarily represent investments in clean room construction at the Company’s Lasertel facility in Arizona. At the time equipment in process is placed into service, the Company commences depreciating the asset.
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amounts of goodwill recorded by the Company’s business segments for the nine months ended October 1, 2005 are as follows (in thousands):

	Presstek	Precision	Total
Balance at January 1, 2005	$13,466	$5,422	$18,888
Purchase accounting adjustments for prior period acquisitions	2,987	(208)	2,779

Balance at October 1, 2005	$16,453	$5,214	$21,667

Purchase accounting adjustments to goodwill in the nine months ended October 1, 2005, are primarily comprised of $2.4 million of costs for the consolidation of the acquired ABDick operations in Niles, Illinois and Rochester, New York, into the Company’s operations at its Hudson, New Hampshire corporate headquarters and $0.5 million of additional transaction costs incurred, such as legal, audit and valuation fees, and other adjustments. The adjustments to Precision goodwill primarily relate to finalization of the opening balance sheet, primarily valuation adjustments to acquired inventories and current liabilities.
The Company is required to perform an annual impairment test of its goodwill under the provisions of SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). Impairment exists when the carrying value of goodwill is not recoverable and its carrying amount exceeds its fair value. SFAS 142 requires a two-step impairment testing approach. Companies must first determine the fair value of each reporting unit with goodwill and compare that fair value to the book value of each reporting unit. If the fair value exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss. As a result of the annual impairment test performed as of July 3, 2005, the first day of the Company’s third quarter, the Company determined that the carrying amount of goodwill did not exceed its fair value and, accordingly, did not record a charge for impairment. There can be no assurance that goodwill will not be impaired in subsequent periods.
As previously described, the Company implemented a new internal management reporting structure in connection with organizational changes related to the integration of the ABDick operating segment into the Company’s Presstek business. The Company analyzed the impact of this integration on its operating segment and reporting units, and accordingly, as concluded that the goodwill previously attributable to the ABDick reporting unit is attributable to the Presstek business as stated in the table above.
The components of the Company’s identifiable intangible assets are as follows (in thousands):

	October 1, 2005		January 1, 2005
		Accumulated		Accumulated
	Cost	amortization	Cost	amortization

Patent application costs	$10,702	$5,915	$8,135	$5,296
Trade names	2,360	795	2,360	171
Customer relationships	5,483	623	4,700	117
Software license	450	138	1,203	778
Non-compete covenants	100	23	245	153
Loan origination fees	332	61	339	7

	$19,427	$7,555	$16,982	$6,522

The Company recorded amortization expense for its identifiable intangible assets of $0.8 million and $1.9 million in the three and nine months ended October 1, 2005, respectively, and $0.3 million and $0.7 million in the three and nine months ended October 2, 2004, respectively. The Company does not amortize patent application costs until each respective patent has been placed into service. At October 1, 2005, the Company had $1.5 million of these costs recorded for patents and intellectual property not yet in service. Estimated future amortization expense for the Company’s in-service patents and all other identifiable intangible assets recorded by the Company at October 1, 2005, are as follows (in thousands):

Remainder of 2005	$774
2006	$2,830
2007	$2,052
2008	$1,074
2009	$927
Thereafter	$2,736
On July 8, 2005, the Company entered into an agreement with a manufacturer under which the manufacturer will design and prototype a product incorporating Presstek products and technology, which the Company is recording as an investment in intellectual property. As part of the agreement, the manufacturer will receive considerations related to future manufacturing of the product. In exchange for this intellectual property, Presstek will pay the manufacturer approximately $1.1 million, with the payment schedule tied to specific milestones. The capitalized costs associated with the purchase of this intellectual property will be amortized over the estimated sales life-cycle and future cash flows from sales of the product. In accordance with the terms of the agreement, at October 1, 2005, the Company had advanced the manufacturer $0.6 million. This amount is included as a component of intangible assets in the Consolidated Balance Sheet as of October 1, 2005 and is included with patent application costs in the table above. This amount will not be amortized until the intellectual property is placed into service by the Company.
The Company had previously reported in its Form 10-Q for the quarterly period ended April 2, 2005, filed with the SEC on May 12, 2005, that Lasertel had advanced $0.9 million (the “Advance”) to one of its customers (the “Customer”), of which $0.7 million was secured by, among other things, a lien on the assets of the customer, including intellectual property. In addition, we reported that Lasertel had an accounts receivable balance of $0.9 million (the “Receivables”) with the Customer. As reported in the Company’s Form 10-Q for the quarterly period ended July 2, 2005, filed with the SEC on August 11, 2005, Lasertel entered into a series of agreements with the Customer and a material end user to whom the Customer had been providing products under a supply contract (the “Supply Contract”). Through the execution of these agreements, in exchange for the Customer’s Advance and Receivables, Lasertel received ownership of certain assets of the Customer, which were comprised of all of the Customer’s patents, intellectual property and know-how (as well as all updates thereto) (the “Assets”) as well as having the Customer’s rights under the Supply Contract assigned to Lasertel. In connection with this transaction, the Company recorded $1.7 million and $0.1 million of patents and customer contracts, respectively, which will be amortized over their estimated useful lives, which range from nine months to seven years. These amounts are included in the tables above. The value of the Assets, as well as the rights assigned under the Supply Contract, approximates the $1.8 million in Advances and Receivables, based upon the valuation performed by an independent appraisal firm.
NOTE 6. FINANCING ARRANGEMENTS
In November 2004, in connection with the acquisition of the business of the A.B. Dick Company, the Company replaced its then-current credit facilities, which it had entered into in October 2003, with $80.0 million in Senior Secured Credit Facilities (the “Facilities”) from three lenders. The terms of the Facilities include a $35.0 million five-year secured term loan (the “Term Loan”) and a $45.0 million five-year secured revolving line of credit (the “Revolver”).
The Company has the option of selecting an interest rate for the Facilities equal to either: (a) the then applicable London Inter-Bank Offer Rate plus 1.25% to 4.0% per annum, depending on certain results of the Company’s financial performance; or (b) the Prime Rate, as defined in the Facilities agreement, plus up to 1.75% per annum, depending on certain results of the Company’s financial performance. At October 1, 2005 and January 1, 2005, the interest rates on the Facilities were 7.0% and 5.7%. On October 20, 2005, the Company amended its Facilities to reduce the current Applicable LIBOR Margin to 2.5%, from the previous Applicable LIBOR Margin of 3.5%. This change is retroactive to August 31, 2005. The retroactive reduction will be recorded in the fourth quarter of fiscal 2005.
The Facilities were used to partially finance the ABDick acquisition, and are available to the Company for working capital requirements, capital expenditures, business acquisitions and general corporate purposes.
At October 1, 2005, the Company did not have an outstanding balance on the Revolver. The outstanding balance on the Revolver at January 1, 2005, was $6.8 million. At October 1, 2005, there were $11.9 million of outstanding letters of credit, thereby reducing the amount available under the Revolver to $33.1 million at that date.
The Term Loan required an initial principal payment of $0.25 million on March 31, 2005, and requires subsequent quarterly principal payments of $1.75 million, with a final settlement of all remaining principal and unpaid interest on November 4, 2009. At October 1, 2005 and January 1, 2005, outstanding balances under the Term Loan were $31.3 million and $35.0 million, respectively.
Under the terms of the Revolver and Term Loan, the Company is required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA (earnings before interest, taxes, depreciation, amortization and restructuring and special charges) and minimum fixed charge coverage covenants. As of October 1, 2005, the Company was in compliance with all financial covenants.
NOTE 7. ACCRUED EXPENSES
The components of the Company’s accrued expenses in the Consolidated Balance Sheets at October 1, 2005 and January 1, 2005 are as follows (in thousands):

	October 1,	January 1,
	2005	2005
Accrued payroll and employee benefits	$6,552	$6,141
Accrued warranty	1,346	1,472
Accrued integration costs, restructuring and special charges	3,620	1,652
Accrued royalties	381	1,247
Other	4,966	5,668

	$16,865	$16,180

NOTE 8. ACCRUED WARRANTY AND DEFERRED REVENUES
Accrued Warranty
The Company provides for the estimated cost of product warranties, based on historical experience, at the time revenue is recognized. Presstek warrants its products against defects in material and workmanship for various periods, determined by the product, generally for a period of from ninety days to one year from the date of installation. Typical warranties require the Company to repair or replace defective products during the warranty period at no cost to the customer. Presstek engages in extensive product quality programs and processes, including monitoring and evaluation of component supplies; however, product warranty terms, product failure rates, and material usage and service delivery costs incurred in correcting a product failure may affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from current estimates, they Company will adjust the warranty liability. Accruals for product warranties are reflected as a component of accrued expenses in the Company’s Consolidated Balance Sheets.

Product warranty activity for the nine months ended October 1, 2005 is as follows (in thousands):

Balance at January 1, 2005	$1,472
Accruals	1,312
Settlements	(1,438)

Balance at October 1, 2005	$1,346

Deferred Revenues
Deferred revenues consist of amounts received or billed in advance for products for which revenue recognition criteria has not yet been met or service contracts where services have not yet been rendered. Deferred amounts are recognized as elements are delivered or, in the case of services, recognized ratably over the contract life or as services are rendered.
The components of deferred revenue are as follows (in thousands):

	October 1,	January 1,
	2005	2005
Deferred service revenue	$10,392	$8,488
Deferred product revenue	711	2,032

	$11,103	$10,520

NOTE 9. RESTRUCTURING AND SPECIAL CHARGES ACCRUALS
In the first quarter of 2005, the Company recorded restructuring and special charges aggregating $1.0 million for the Presstek and Precision business segments. These charges included severance and fringe benefit costs, executive and other contractual obligations and a settlement with previously terminated employees. In the third quarter of 2005, the Company reversed $73,000 of excess accrual amounts related to severance accruals recorded in the first quarter of 2005, reducing the expense reported for the nine months ended October 1, 2005 to $0.9 million.
In the first quarter of fiscal 2004, the Company reversed $0.3 million of excess special charges related to severance costs accrued during 2003 and 2002.
The activity for the period from January 1, 2005 to October 1, 2005 related to the Company’s restructuring and special charges is as follows (in thousands):

	Balance			Balance
	January 1,	Charged to		October 1,
	2005	expense	Utilization	2005

Executive contractual obligations	$154	$282	$(436)	$—
Severance and fringe benefits	—	627	(27)	600

	$154	$909	$(463)	$600

The Company anticipates that the payments related to the above initiatives will be completed in 2006.
NOTE 10. INTEREST AND OTHER INCOME (EXPENSE)
The components of Interest and other income (expense), net in the Company’s Consolidated Statements of Income

are as follows (in thousands):

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Interest income	$23	$80	$120	$271
Interest expense	(551)	(107)	(1,869)	(320)
Other expense, net	49	(47)	(311)	(183)

	$(479)	$(74)	$(2,060)	$(232)

The amounts reported as other expense, net, primarily relate to losses on foreign currency transactions for all periods presented.
NOTE 11. INCOME TAXES
The Company’s effective tax rate was 18.9% and 11.7% for the three and nine months ended October 1, 2005, respectively. The Company did not record a provision for federal or state income taxes as a result of the utilization of net operating loss carryforwards and the utilization of state tax credits for the three and nine months ended October 2, 2004. Presstek’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the tax rate benefits associated with utilization of net operating loss carryforwards. The provision for fiscal 2005 primarily relates to the recognition of a deferred tax liability related to differing book and tax bases of goodwill, foreign taxes and alternative minimum tax.
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.
There were no material net deferred tax assets as of October 1, 2005.
NOTE 12. COMPREHENSIVE INCOME
Comprehensive income is comprised of changes in equity of a business enterprise during a period from transactions, other events and circumstances from non-owner sources. The following table sets forth the components of comprehensive income (in thousands):

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Net income	$823	$2,707	$3,643	$6,053
Changes in accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	147	—	(116)	—

Comprehensive income	$970	$2,707	$3,527	$6,053

NOTE 13. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
Presstek is a market-focused high technology company that designs, manufactures and distributes proprietary and non-proprietary solutions to the graphic arts industries, primarily serving short-run, full-color customers. The

Company’s operations are currently organized into three business segments: (i) Presstek; (ii) Lasertel; and (iii) Precision. Segment operating results are based on the current organizational structure reviewed by Presstek’s management to evaluate the results of each business. As previously described, the Company implemented a new internal management reporting structure in connection with organizational changes related to the integration of the ABDick business into the Company’s Presstek business. The Company analyzed the impact of this integration on its operating segments and concluded that the results of operations and balance sheet information for the former ABDick segment should be combined with those of the former Presstek segment and reported as the new Presstek business segment. Accordingly, the historical results of the Presstek segment are hereby restated to include the results of the former ABDick segment. Any future changes to this organizational structure may result in changes to the business segments currently disclosed. A description of the types of products and services provided by each business segment follows.
•	Presstek is primarily engaged in the development, manufacture, sale and service of our patented digital imaging systems and patented printing plate technologies and related equipment and supplies for the graphic arts and printing industries, primarily serving the short-run. full-color market segment.

•	Precision manufactures chemistry-free digital and conventional printing plates for both web and sheet-fed printing applications for sale to Presstek and to external customers.

•	Lasertel manufactures and develops high-powered laser diodes for Presstek and for sale to external customers.
Selected operating results information for each business segment are as follows (in thousands):

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Revenue
Presstek	$60,250	$25,852	$190,779	$70,750
Precision	6,241	3,834	19,174	3,834
Lasertel	1,761	2,292	5,322	5,431

Total revenue, including inter-segment	68,252	31,978	215,275	80,015
Inter-segment revenues	(3,563)	(2,228)	(10,471)	(4,254)

	$64,689	$29,750	$204,804	$75,761

Income (loss) from operations
Presstek	$2,151	$2,906	$8,846	$8,724
Precision	666	230	676	230
Lasertel	(1,323)	(355)	(3,337)	(2,669)

	$1,494	$2,781	$6,185	$6,285

Asset information for the Company’s business segments as of October 1, 2005 and January 1, 2005 is as follows (in thousands):

	October 1,	January 1,
	2005	2005
Presstek	$136,391	$138,503
Precision	19,945	18,555
Lasertel	21,958	14,260

	$178,294	$171,318

Revenue is attributed to geographic areas based on the customer’s location, as follows (in thousands):

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
North America	$46,813	$20,599	$150,320	$48,050
Europe	14,239	6,647	43,476	22,201
Asia/Pacific	2,371	1,757	7,804	4,810
Other	1,266	747	3,204	700

	$64,689	$29,750	$204,804	$75,761

NOTE 14. RELATED PARTY INFORMATION
The Company engages the services of a law firm of which a member of the Company’s Board of Directors is a partner. Expenses incurred for services from this law firm were approximately $0.2 million and $0.3 million in the three and nine month periods ended October 1, 2005 and approximately $17,000 and $0.1 million in the three and nine month periods ended October 2, 2004. Amounts included in accounts payable in the Consolidated Balance Sheets as of October 1, 2005 and January 1, 2005 were approximately $0.1 million and $43,000, respectively.
NOTE 15. COMMITMENTS AND CONTINGENCIES
From time to time the Company has engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party. In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). The maximum amount for which the Company was liable to the financial institution for the shortfall payment was approximately $0.9 million at October 1, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FACTORS THAT COULD AFFECT FUTURE RESULTS
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:
Statements other than those of historical fact contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the following:
•	our expectations of our financial and operating performance in 2005 and beyond;

•	the adequacy of internal cash and working capital for our operations;

•	manufacturing constraints and difficulties;

•	the introduction of competitive products into the marketplace;

•	management’s plans and goals for our subsidiaries, including the successful integration of recently acquired businesses;

•	the ability of the Company and its divisions to generate positive cash flows in the near-term;

•	our ability to produce commercially competitive products;

•	the strength of our various strategic partnerships, both on manufacturing and distribution;

•	our ability to secure other strategic alliances and relationships;

•	our expectations regarding the Company’s strategy for growth, including statements regarding the Company’s expectations for continued product mix improvement;

•	our expectations regarding the balance, independence and control of our business;

•	the resulting and expected effects and benefits from our transformation efforts, including the ongoing integration of recently acquired businesses;

•	our expectations relating to the Heidelberg overstock position;

•	our expectations and plans regarding market penetration, including the strength and scope of our distribution channels and our expectations regarding sales of Direct Imaging presses or computer-to-plate devices;

•	the commercialization and marketing of our technology;

•	our expectations regarding performance of existing, planned and recently introduced products;

•	the adequacy of our intellectual property protections and our ability to protect and enforce our intellectual property rights; and

•	the expected effect of adopting recently issued accounting standards, among others.
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
OVERVIEW
Presstek, Inc. (“Presstek”) is a market focused high technology company primarily engaged in the design, manufacture and delivery of digital imaging solutions to the graphic arts and printing industries worldwide, primarily the short-run, full-color segment. We are a leader in the development of digital imaging capital equipment and consumables-based solutions that are economically beneficial to the user through a streamlined workflow and chemistry-free, environmentally-responsible operation.
Through our various operations, we:
•	Develop and manufacture products that transfer digital images onto our proprietary chemistry-free printing plates, or consumables, using digital laser imaging equipment, primarily targeting the short-run full-color market;

•	Are a leading sales and services company, delivering Presstek solutions and those from other manufacturing partners;

•	Manufacture semiconductor solid state laser diodes for our Presstek business segment’s imaging applications and for use by external defense and industrial applications; and

•	Manufacture and distribute both chemistry-free, digitally imaged printing plates and printing plates for conventional print applications.

We have developed a proprietary system by which digital images are transferred onto printing plates for Direct Imaging on press applications and for computer-to-plate applications. There are two types of applications by which we employ this technology. Direct Imaging, or DI, is the process where spooled polyester printing plates are imaged directly on the specially designed press, itself. Computer-to-plate, or CTP, is the process where printing plates are imaged in machines separate from the printing press; the imaged plates are then hung on the traditional printing press. Our digital imaging systems enable customers to produce high-quality, full-color offset lithographic printed materials more quickly and cost effectively than conventional methods without the complicated workflows and toxic chemical processing generally associated with conventional methods. This results in reduced printing cycle time and lowers the effective cost of production for commercial printers. Our environmentally-friendly solutions make it more cost effective for printers to meet the increasing demand for shorter print runs, higher quality color and faster turn-around times.
Our ground breaking DI technology is marketed to end-user customers and to leading press manufacturers for the short-run color market. Our Presstek business segment supplies manufacturers with imaging kits complete with optical assemblies and software which are integrated into the manufacturers’ presses. The result is a DI press, which is designed to image our printing plates. Our Presstek business segment designs and manufactures CTP systems that incorporate similar digital imaging technologies and image our chemistry-free printing plates. Our DI presses and CTP systems are marketed, sold and serviced by our Presstek segment and third-party distributors to end-user customers.
Lasertel, Inc. (“Lasertel”), our subsidiary, is primarily engaged in the development and manufacture of high-powered laser diodes for our Presstek business segment and sale to external customers. Lasertel’s products include semiconductor lasers and active components for the graphics, defense and industrial sectors. Lasertel offers both low- and high-powered laser diodes in both standard and customized configurations, including chip on sub-mount, un-mounted bars, and fiber-coupled devices, to support various applications.
On November 5, 2004, the Company, through its wholly-owned subsidiary, ABDick, completed the acquisition of certain assets and assumed certain liabilities of the A.B. Dick Company, which the Company acquired through a Section 363 sale in the United States Bankruptcy Court. The business we acquired manufactured, marketed and serviced offset systems and computer-to-plate (“CTP”) systems and related supplies for the graphics arts and printing industries. In consideration, the Company paid the previous owners approximately $40.0 million in cash, net of cash acquired. As part of this transaction, the Company has paid $3.5 million for legal, audit and other transaction costs related to the acquisition, and accrued, as purchase price adjustments, an aggregate of $3.9 million for integration costs, primarily related to the consolidation of ABDick’s Rochester, New York manufacturing operations into the Company’s existing manufacturing facility at its corporate headquarters in Hudson, New Hampshire, and the closing of ABDick’s Niles, Illinois office facility. The aggregate purchase price of $47.4 million is preliminary, and could change if actual spending for severance and lease commitments differs from current estimates.
In connection with these planned organizational changes, the Company implemented a new internal management reporting structure. Under this new structure, the former Presstek segment and ABDick segment have been combined under the Presstek organization to form a single business segment that is engaged in the development, manufacture and sale of our patented digital imaging systems, patented printing plate technologies and related equipment and supplies for the graphic arts and printing industries. Because the Company has begun to review and evaluate the results of these two previously separate business segments as a single business unit, the results of these previously separately reported business segments have been combined and are now reported as the Presstek business segment.
On July 30, 2004, we acquired all of the stock of Precision Lithograining Corp. (“Precision”), an independent plate manufacturer, and its affiliated company, SDK Realty Corp., located in South Hadley, Massachusetts, for $12.2 million in cash, net of cash acquired. Precision manufactures our Anthem, Freedom and Aurora chemistry-free digital printing plates, and is also a provider of other conventional analog and digital printing plates for both web and sheet-fed printing applications to other external customers.
Presstek is a market-focused high technology company that designs, manufactures and distributes proprietary and non-proprietary solutions to the graphic arts industries. The Company’s operations are currently organized into three business segments: (i) Presstek; (ii) Lasertel; and (iii) Precision. Segment operating results are based on the current organizational structure reviewed by Presstek’s management to evaluate the results of each business. As previously described, the Company implemented a new internal management reporting structure in connection with organizational changes related to the integration of the acquired ABDick business into the Company’s Presstek business segment. Accordingly, the results of operations and balance sheet information for the former ABDick segment have been combined with those of the former Presstek segment and are now reported as the Presstek business segment. Any future changes to this organizational structure may result in changes to the business segments currently disclosed. A description of the types of products and services provided by each business segment follows.
•	Presstek is primarily engaged in the development, manufacture, sale and service of our patented digital imaging systems and patented printing plate technologies and related equipment and supplies for the graphic arts and printing industries, primarily the short-run, full-color market segment.

•	Precision manufactures chemistry-free digital and conventional printing plates for both web and sheet-fed printing applications for sale to Presstek and to external customers.

•	Lasertel manufactures and develops high-powered laser diodes for Presstek and for sale to external customers.
We generate revenue through four main sources: (i) the sale of our equipment, including DI presses, CTP devices, and imaging kits incorporated by leading press manufacturers into direct imaging presses for the graphic arts industry; (ii) the sale of high-powered laser diodes for the graphic arts, defense and industrial sectors; (iii) the sale of our proprietary and non-proprietary consumables and supplies; and (iv) the servicing of offset printing systems and analog and CTP systems and related equipment. Our business strategy is centered on maximizing the sale of consumable products, such as printing plates, and therefore our business efforts focus on the sale of “consumable burning engines” such as our DI presses and CTP devices. We rely on partnerships with press manufacturers such as Ryobi Limited, Heidelberger Druckmaschinen AG (“Heidelberg”) and Koenig & Bower AG (“KBA”) to manufacture presses that use our proprietary consumables. We also rely on distribution partners, such as Kodak Polychrome Graphics (“KPG” or “Kodak”) to sell, distribute and service press systems and the related proprietary consumable products.
Historically, we had been reliant on our customer and strategic partner Heidelberg for a material share of our revenue. On August 9, 2005, the Company announced that it signed a new OEM Consumables Supply agreement with Heidelberg USA, Inc. (“Heidelberg US”), which Presstek will continue to manufacture and supply Heidelberg-branded consumable plate products for the Heidelberg Quickmaster DI 46-4 press (“QMDI 46”). The intent of this agreement is for the Presstek manufactured plate to be Heidelberg US’s preferred plate product for the QMDI 46.
We continue to work with other CTP manufacturers to qualify our consumables on their systems. We believe this shift in strategy fundamentally enhances Presstek’s ability to expand and control its business. In fiscal 2002, we initiated a process to evaluate our resources and strategically re-focus the business. During this re-alignment, we decided to reposition and rescale our resources, and implemented cost savings programs in fiscal 2002 and 2003 to return to profitability. We expanded our strategic relationships with other press manufacturers and distributors such as Ryobi, KBA and KPG to develop and distribute presses that incorporate our imaging technology and use our proprietary consumables, so as to lessen our reliance on any one partner. Prior to the acquisition of the business of The A.B. Dick Company we established a relationship with that company to sell Presstek CTP devices and consumables under their brand name.
We operate and report on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the consolidated financial statements include the thirteen and thirty-nine week periods ended October 1, 2005 (“the third quarter and first nine months of fiscal 2005”) and October 2, 2004 (“the third quarter and first nine months of fiscal 2004”).

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or if changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the nine months ended October 1, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 1, 2005, with the exception of the items below.
Intangible Assets — Intellectual Property — From time to time the Company enters into agreements with manufacturers under which the manufacturer will design and prototype a product incorporating Presstek products and technology. In these agreements, the payment schedule is tied to specific milestones and the manufacturer may be given certain considerations related to future manufacturing of the product. The capitalized costs associated with these types of agreements will be amortized over the estimated sales life-cycle and future cash flows from sales of the product. We are required to evaluate identifiable intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through the estimated undiscounted future cash flows from the use of the asset is less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of the intellectual property. Factors that could indicate that an impairment may exist include significant underperformance relative to projected sales, strategic changes in business strategy or significant negative industry or economic trends. We must make assumptions about future cash flows and product life-cycle. Different assumptions and judgment determination could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made.
Sales Transactions Financed with Recourse Clauses — From time to time the Company has engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party. In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these agreements, reimburse the financing company for any such shortfall in sale price. When such recourse obligations are of such a magnitude to indicate that substantial risk of ownership of the equipment has not transferred to the third party purchaser, the Company would record the transaction as a financing transaction to the extent they are material individually or in the aggregate to the operating results of the period in which the transactions occur.
RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and the correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Presstek in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition, but does not expect it will have a material impact.
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which replaces SFAS 123, and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. In April 2005, the SEC postponed the effective date of SFAS 123R until the issuer’s first fiscal year beginning after June 15, 2005. Under the current rules, Presstek will be required to adopt SFAS 123R in the first quarter of fiscal 2006.
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
In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”), an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing. SFAS 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that the allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. This pronouncement is effective for the Company for fiscal periods beginning October 1, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition, but it is expected to have a material impact.

RESULTS OF OPERATIONS
Results of operations in dollars and as a percentage of revenue were as follows (in thousands of dollars):

	Three months ended				Nine months ended
	October 1, 2005		October 2, 2004		October 1, 2005		October 2, 2004
		% of		% of		% of		% of
		revenue		revenue		revenue		revenue
Revenue
Product	$53,152	82.2	$28,071	94.4	$168,024	82.0	$70,593	93.2
Service and parts	11,537	17.8	1,679	5.6	36,780	18.0	5,168	6.8

Total revenue	64,689	100.0	29,750	100.0	204,804	100.0	75,761	100.0

Cost of revenue
Cost of product	37,488	58.0	18,593	62.5	119,234	58.2	44,427	58.6
Cost of service and parts	7,571	11.7	1,154	3.9	24,514	12.0	3,405	4.5

Total cost of revenue	45,059	69.7	19,747	66.4	143,748	70.2	47,832	63.1

Gross margin	19,630	30.3	10,003	33.6	61,056	29.8	27,929	36.9

Operating expenses
Research and product development	1,692	2.6	1,265	4.3	5,745	2.8	4,586	6.1
Sales, marketing and customer support	10,126	15.7	3,423	11.5	30,012	14.7	10,308	13.6
General and administrative	6,391	9.9	2,534	8.5	18,205	8.9	7,046	9.3
Restructuring and special charges (credits)	(73)	(0.1)	—	—	909	0.4	(296)	(0.4)

Total operating expenses	18,136	28.1	7,222	24.3	54,871	26.8	21,644	28.6

Income from operations	1,494	2.2	2,781	9.3	6,185	3.0	6,285	8.3

Interest and other expense, net	(479)	(0.7)	(74)	(0.2)	(2,060)	(1.0)	(232)	(0.3)
Provision for income taxes	192	0.3	—	—	482	0.2	—	—

Net income	$823	1.2	$2,707	9.1	$3,643	1.8	$6,053	8.0

REVENUE
Consolidated Revenue
Consolidated revenues were $64.7 million and $204.8 million for the third quarter and first nine months of fiscal 2005, respectively, increases of $34.9 million, or 117.4%, and $129.0 million, or 170.3%, from the comparable prior year periods. Revenue growth in the third quarter and first nine months of fiscal 2005 was primarily the result of the acquisition of ABDick.
Product equipment sales were $17.9 million and $59.0 million for the third quarter and first nine months of fiscal 2005, respectively, increases of $5.9 million, or 48.5%, and $29.1 million, or 97.6%, from the comparable prior year periods. The increases in the current quarter and nine month period are principally attributable to the ABDick acquisition. Revenues generated from consumable product sales were $35.0 million and $108.6 million for the third quarter and first nine months of fiscal 2005, respectively, increases of $19.1 million, or 120.4%, and $68.3 million, or 169.5%, from the comparable prior year periods. These increases in revenue in the current year three and nine month periods are primarily the result of $23.5 million and $62.2 million, respectively, of consumable product sales attributable to the acquired business of the A.B. Dick Company.

Revenue generated from services and spare parts, including installation and service contract revenue, was $11.5 million and $36.8 million for the third quarter and first nine months of fiscal 2005 respectively, increases of $9.8 million, or 587.1%, and $31.6 million, or 611.7%, from the comparable prior year periods. These increases are primarily due to the addition of service maintenance agreements associated with the acquisition of the A.B. Dick Company.
Revenues generated under our agreements with Heidelberg and its distributors represented approximately 4% of revenue in both the third quarter and the first nine months of fiscal 2005. Revenues generated under these agreements represented approximately 9% and 12% of revenues in the third quarter and first nine months of fiscal 2004, respectively. As a result of our expanded strategic partnerships and distribution channels, our sales to Heidelberg comprise a less significant share of total sales in fiscal 2005. The loss of Heidelberg and its distributors as customers would, however, have a material adverse effect on our business, results of operations and financial condition.
On August 9, 2005, the Company announced that it signed a new OEM Consumables Supply agreement with Heidelberg US, under which Presstek will continue to manufacture and supply Heidelberg-branded consumable plate products for the Heidelberg Quickmaster DI 46-4 press (“QMDI 46”). Heidelberg will continue to market the Presstek manufactured consumables under the brand name Saphira Quickplate 46. The intent of this agreement is for the Presstek manufactured plate to be Heidelberg US’s preferred plate product for the QMDI 46. In July 2003, we entered into OEM consumable supply agreements with Heidelberg and Heidelberg USA that provide us with certain preferred supplier rights, which vary based on territory, time period and sales volume. Under the terms of the OEM agreements, which include minimum volume commitments from Heidelberg and Heidelberg USA, we will manufacture and supply Heidelberg branded consumable plate products for the Heidelberg Quickmaster DI press. Shipments to Heidelberg of the branded consumable product began in August 2003.
In 2005, the Company made the strategic decision to restructure its DI press OEM agreements that were then in place with Kodak in North America and KBA in Europe and other geographic markets in order to provide improved opportunities for our direct sales force and more flexibility to strengthen our distribution channels. The restructuring of the North American agreement required the realignment of inventories with Kodak that adversely impacted third quarter fiscal 2005 revenues by approximately $2.5 million.
Segment Revenue
As previously mentioned, the Company implemented a new internal management reporting structure in connection with organizational changes related to the integration of the ABDick business into the Company’s Presstek business. The Company analyzed the impact of this integration on its operating segments and concluded that the results of operations and balance sheet information for the former ABDick segment should be combined with those of the former Presstek segment and reported as the new Presstek business segment. Accordingly, the historical results of the Presstek segment are hereby restated to include the results of the former ABDick segment.
The following revenue information for each of the Company’s business segments includes intersegment revenues. These intersegment revenues are eliminated in consolidation.
Revenue for the Presstek segment was $60.3 million for the third quarter of fiscal 2005, an increase of $34.4 million or 133.1%, compared to $25.9 million for the comparable prior year period. This revenue increase is attributable to the addition of ABDick and reflects an increase in equipment volume of $5.6 million, an increase in consumables product sales of $18.9 million, and an increase of $9.89 million in service and parts revenue. Revenue for the Presstek segment was $190.8 million for the first nine months of fiscal 2005, an increase of $120.0 million, or 169.7%, compared to $70.8 million for the first nine months of fiscal 2004. This increase is attributable to the addition of ABDick and reflects an increase in equipment volume of $28.4 million, an increase in consumables product sales of $60.0 million, and an increase of $31.6 million in service and parts revenue.
Revenue for the Precision segment was $6.2 million for the third quarter of fiscal 2005, an increase of $2.4 million, or 62.8%, compared to $3.8 million for the third quarter of fiscal 2004. This increase was primarily the result of initial stocking orders from the Presstek segment, associated with the former warehouses of the A.B. Dick

Company. Revenue for the Precision segment was $19.2 million for the first nine months of fiscal 2005, an increase of $15.3 million, or 400.1%, compared to $3.8 million for the first nine months of fiscal 2004. This increase related to the acquisition of the Precision segment in the third quarter of 2004.
Revenue for the Lasertel segment was $1.8 million for the third quarter of fiscal 2005, a decrease of $0.5 million, or 23.2%, compared to $2.3 million for the third quarter of fiscal 2004. This decrease was primarily the result of the timing of intersegment purchases by the Presstek segment. Revenue for the Lasertel segment was $5.3 million for the first nine months of fiscal 2005, a decrease of $0.1 million, or 2.0%, compared to $5.4 million for the first nine months of fiscal 2004. This decrease was primarily the result of the timing of intersegment purchases by the Presstek segment.
CONSOLIDATED GROSS MARGIN
Consolidated gross margin as a percentage of total revenue was 30.4% for the third quarter of 2005, compared to 33.8% for the same prior year quarter. Gross margin as a percentage of product revenue was 29.5% for the third quarter of 2005, compared to 33.5% for the third quarter of 2004. The decrease in gross margin in 2005 is primarily the result of the addition of the Precision and ABDick businesses, which have traditionally had lower gross margins than Presstek’s core business.
COST OF REVENUE
Consolidated Cost of Revenue
Consolidated cost of product, consisting of costs of material, labor and overhead, shipping and handling costs and warranty expenses, was $37.5 million and $119.2 million for the third quarter and first nine months of fiscal 2005. Cost of product increased $18.9 million for the third quarter and $74.8 million for the first nine months of fiscal 2005, compared to with $18.6 million and $44.4 million for the same prior year periods. The increase is primarily attributable to additional cost of product associated with the Precision and ABDick businesses acquisitions.
Consolidated cost of service and parts for the third quarter and first nine months of fiscal 2005 was $7.6 million and $24.5 million, respectively, representing the costs of spare parts, labor and overhead associated with the ongoing service of products. Cost of service and parts increased $6.4 million and $21.1 million for the third quarter and first nine months of fiscal 2005, compared to $1.2 million and $3.4 million for the third quarter and first nine months of fiscal 2004, respectively. These increases are attributable primarily to the addition of ABDick.
Segment Cost of Revenue
Cost of revenue for the Presstek segment was $43.4 million, or 72.0% of revenue, for the third quarter of fiscal 2005, an increase of $27.2 million, or 168.1%, compared to $16.2 million, or 62.6% of revenue, for the same period in fiscal 2004. Cost of revenue was $136.6 million, or 71.6% of revenue, for the first nine months of fiscal 2005, an increase of $94.9 million, or 227.1%, compared to $41.8 million, or 59.0% of revenue, for the same prior year period. These increases relate primarily to the addition of ABDick and the increase in production costs driven by increased product sales.
Cost of revenue for the Precision segment was $5.3 million, or 85.4% of revenue, for the third quarter of fiscal 2005, an increase of $2.0 million, or 63.2%, compared to $3.3 million, or 85.2% of revenue, for the same period in fiscal 2004. Cost of revenue was $17.1 million, or 89.1% of revenue, for the first nine months of fiscal 2005, an increase of $13.8 million, or 422.7%, compared to $3.3 million, or 85.2% of revenue, for the same prior year period. These increases related to the addition of the Precision segment in the third quarter of fiscal 2004.
Cost of revenue for the Lasertel segment was $2.4 million for the third quarter of fiscal 2005, a decrease of $0.1 million, or 4.5%, compared to $2.5 million, or 110.0% of revenue, for the same period in fiscal 2004. Cost of revenue was $7.0 million for the first nine months of both fiscal 2005 and fiscal 2004. Cost of revenue remained relatively unchanged over the respective periods.

RESEARCH AND PRODUCT DEVELOPMENT
Research and product development expenses primarily consist of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment, consumables and laser diode product development efforts.
Consolidated research and product development expenses were $1.7 million and $5.7 million for the third quarter and first nine months of fiscal 2005, an increase of $0.4 million, or 33.8%, and $1.2 million, or 25.3%, from the comparable prior year periods. The increases are attributable to additional costs associated with the Precision and ABDick business acquisitions. The increase in the current year nine month period was partially offset by reduced development supplies costs not incurred, as the Drupa trade show was not held in 2005.
Research and product development expenses for the Presstek segment were $1.3 million or 2.1% of revenue, for the third quarter of fiscal 2005, an increase of $0.2 million, or 23.7%, compared to $1.0 million, or 4% of revenue, for the same period in fiscal 2004. This increase is due to the increase in salary and benefits costs of approximately $0.1 million and the addition of ABDick and the additional costs associated with the acquired business.
Research and product development expenses for the Presstek segment were $4.7 million or 2.5% of revenue for the first nine months of fiscal 2005, an increase of $0.7 million, compared to $4.1 million, or 5.8% of revenue, for the same period in fiscal 2004. This increase is due to the acquisition of ABDick and the additional costs associated with the acquired business, offset by a reduction in development parts and supply costs of $0.6 million, which were not incurred in preparation for the Drupa trade show as they were in 2004.
Research and product development expenses for the Precision segment were $0.1 million and $0.4 million for the third quarter and first nine months of fiscal 2005, respectively, remaining unchanged from prior periods.
Research and product development expenses for the Lasertel segment were $0.3 million for the third quarter of fiscal 2005, an increase of $0.2 million compared to $0.1 million for the same period in fiscal 2004. This increase is primarily attributable to increased salary and benefits costs and development parts and supplies expenses. Research and product development expenses for the Lasertel segment were $0.6 million for the first nine months of fiscal 2005, an increase of $0.2 million, compared to $0.4 million for the same period in fiscal 2004. This increase relates primarily to increased salary and benefits costs as a result of increased headcount.
SALES, MARKETING AND CUSTOMER SUPPORT
Sales, marketing and customer support expenses primarily consist of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs related to our sales, marketing and customer support activities.
Consolidated sales, marketing and customer support expenses were $10.1 million and $30.0 million for the third quarter and first nine months of fiscal 2005, respectively, increases of $6.7 million and $19.7 million over the same prior year periods. The increases are primarily attributable to the addition of Precision and ABDick and the costs related to the Print ’05 trade show, normally a fourth quarter event, in the third quarter of fiscal 2005. The increase in the current year nine month period was partially offset by reduced development supplies costs not incurred, as the Drupa trade show was not held in 2005.
Sales, marketing and customer support expenses for the Presstek segment were $9.9 million, or 16.6% of revenue, for the third quarter of fiscal 2005, an increase of $6.7 million, compared to $3.2 million, or 12.3% of revenue, for the same period in fiscal 2004. The increase is primarily attributable to the addition of ABDick and the costs for the Print ’05 trade show, normally a fourth quarter event, in the third quarter of fiscal 2005. The increase in the current year nine month period was partially offset by reduced development supplies costs not incurred, as the Drupa trade show was not held in 2005.
Sales, marketing and customer support expenses for the Presstek segment were $29.4 million, or 15.4% of revenue,

for the first nine months of fiscal 2005, an increase of $19.6 million, compared to $9.8 million, or 13.9% of revenue, for the same period in fiscal 2004. The increase is primarily attributable to the acquisition of ABDick and the costs for the Print ’05 trade show, normally a fourth quarter event, in the third quarter of fiscal 2005.
Sales, marketing and customer support expenses for the Precision segment were $0.1 million and $0.3 million for the third quarter and first nine months of fiscal 2005, respectively.
Sales and marketing expenses for the Lasertel segment were $0.1 million in the third quarter of both fiscal 2005 and 2004, unchanged from the prior year comparable periods.
GENERAL AND ADMINISTRATIVE
Consolidated general and administrative expenses, primarily comprised of payroll and related expenses for personnel, and contracted professional services necessary to conduct our finance, information systems, human resources and administrative activities, were $6.4 million and $18.2 million for the third quarter and first nine months of fiscal 2005 respectively, increases of $3.9 million, or 152.2%, and $11.2 million, or 158.4%, from the comparable prior year periods. The increases are attributable to the addition of ABDick and Precision and increases in salaries, benefits, professional fees and integration costs incurred by the Presstek business segment.
General and administrative expenses for the Presstek segment were $5.9 million, or 9.9% of revenue, for the third quarter of fiscal 2005, an increase of $3.7 million, compared to $2.2 million, or 8.4% of revenue, for the same period in fiscal 2004. This increase is primarily attributable to additional general and administrative costs associated with the ABDick acquisition, coupled with $0.7 million of higher salary and benefit costs and $0.5 million of increased fees for professional services.
General and administrative expenses for the Presstek segment were $16.7 million, or 8.8% of revenue, for the first nine months of fiscal 2005, an increase of $10.4 million, compared to $6.3 million, or 8.9% of revenue, for the same period in fiscal 2004. This increase is primarily attributable to additional general and administrative costs associated with the addition of ABDick, coupled with $1.0 million of increased salary and benefit costs and $0.6 million of increased professional fees. These increased costs principally relate to infrastructure and other costs associated with the addition of the Precision and ABDick businesses.
General and administrative expenses for the Precision segment were $0.1 million and $0.7 million for the third quarter and first nine months of fiscal 2005, respectively. These amounts were unchanged from the prior year comparable periods.
General and administrative expenses for the Lasertel segment were $0.3 million and $0.8 million for the third quarter and first nine months of fiscal 2005, respectively, increases of $0.1 million each from both comparable periods in fiscal 2004. The increase in quarterly expenses is primarily attributable to increased salaries and benefits, partially offset by a favorable change to the allowance for doubtful accounts. The year to date increase relates primarily to an increase in salaries and benefits of $0.1 million, partially offset by a favorable change to the allowance for doubtful accounts.
RESTRUCTURING AND SPECIAL CHARGES
The Company recorded a credit of $73,000 to restructuring and special charges resulting from the reversal of excess accrual amounts in the third quarter of fiscal 2005, thereby reducing the expense reported for the nine months ended October 1, 2005 to $0.9 million. The amounts recorded for restructuring and special charges relate to severance and fringe benefit costs, executive and other contractual obligations, and a settlement with previously terminated employees associated with the consolidation of the Precision, ABDick and Presstek businesses. In the first quarter of fiscal 2004, the Company reversed $0.3 million of excess special charges related to estimated severance and fringe benefits accrued in fiscal 2003 and 2002, as a result of lower actual fringe benefit costs.

INTEREST AND OTHER, NET
Interest expense was $0.6 million and $1.9 million for the third quarter and first nine months of fiscal 2005 respectively, increases of $0.4 million and $1.5 million from the prior year comparable periods. The increases in interest expense are primarily attributable to higher average debt balances related to financing the two acquisitions completed in 2004 and higher interest rates on borrowings. On October 20, 2005, the Company amended its Facilities to reduce the current Applicable LIBOR Margin to 2.5%, from the previous Applicable LIBOR Margin of 3.5%. This change is retroactive to August 31, 2005. The retroactive reduction will be recorded in the fourth quarter of fiscal 2005. The Company recorded interest income of $23,000 and $0.1 million for the third quarter and first nine months of fiscal 2005, respectively, decreases of $57,000 and $0.2 million from the prior year comparable periods. These decreases are principally a result of decreased cash balances available for investment. Other expenses, net, primarily relates to gains or losses on foreign currency transactions. The Company recorded losses of $13,000 and $0.2 million in the three months ended October 1, 2005 and October 2, 2004, respectively, and $0.4 million in both of the nine month periods then ended.
PROVISION FOR INCOME TAXES
The Company’s effective tax rate was 18.9% and 11.7% for the three and nine months ended October 1, 2005, respectively. The Company did not record a provision for federal or state income taxes as a result of the utilization of net operating loss carryforwards and the utilization of state tax credits for the three and nine months ended October 2, 2004. Presstek’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the tax rate benefits associated with utilization of net operating loss carryforwards. The provision for fiscal 2005 primarily relates to the recognition of a deferred tax liability related to differing book and tax bases of goodwill, foreign taxes and alternative minimum tax. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. There were no material net deferred tax assets as of October 1, 2005.
LIQUIDITY AND CAPITAL RESOURCES
We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings. At October 1, 2005, we had $5.8 million of cash and $40.1 million of working capital, compared to $8.7 million of cash and $41.0 million of working capital at January 1, 2005. The decrease in cash of $2.9 million for the nine months of fiscal 2005 was primarily due to $10.1 million of net cash provided by operating activities, offset by $5.1 million of cash used in investing activities and $7.9 million of cash used in financing activities.
Net cash provided by operating activities was $10.1 million for the nine months ended October 1, 2005. The primary sources of cash from operating activities were net income of $3.6 million, non-cash charges for depreciation and amortization of $8.4 million, and restructuring and special charges of $0.9 million. These amounts were offset by decreases in working capital aggregating $3.0 million. Cash flows from operations were positively impacted by increases in accounts payable and deferred revenue of $9.9 million and $0.6 million, respectively. However, these amounts were more than offset by increases of $2.0 million in accounts receivable, $6.3 million in inventories, $0.6 million in other current assets and $2.6 million in other noncurrent assets, coupled with a $1.9 million decrease in accrued expenses.
Net cash used in investing activities was $5.1 million for the nine months ended October 1, 2005, and was primarily comprised of $3.8 million of additions to property, plant and equipment used in the business and $1.4 million of transaction costs paid related to the acquisition of the business of the A.B. Dick Company.
Net cash used in financing activities was $7.9 million for the nine months ended October 1, 2005, and consisted of payments made on our current term loan and line of credit aggregating $10.6 million, partially offset by $2.7 million of cash received from the exercise of stock options.
In November 2004, in connection with the acquisition of the business of the A.B. Dick Company, we replaced our then current credit facilities with $80.0 million in Senior Secured Credit Facilities (the “Facilities”) from three lenders. The terms of the Facilities include a $35.0 million five year secured term loan (the “Term Loan”) and a $45.0 million five year secured revolving line of credit (the “Revolver”), which replaced our then-existing term loan and revolver entered into in October 2003. At October 1, 2005, we had $11.9 million outstanding under letters of credit, thereby reducing the amount available under the Revolver to $33.1 million. Principal payments on the Term Loan will be made in consecutive quarterly installments which began on March 31, 2005 initially in the amount of $0.25 million, and which will continue quarterly thereafter in the amount of $1.75 million, with a final settlement of all remaining principal and unpaid interest on November 4, 2009. The Facilities were used to partially finance the acquisition of the business of AB Dick, and will be available for working capital requirements, capital expenditures, acquisitions, and general corporate purposes. Borrowings under the Facilities bear interest at either (i) the London InterBank Offered Rate (“LIBOR”) plus applicable margins or (ii) the Prime Rate, as defined in the agreement, plus applicable margins. The applicable margins range from 1.25% to 4.0% for LIBOR, or up to 1.75% for the Prime Rate, based on certain financial performance. At October 1, 2005 and January 1, 2005, the effective interest rates on the Facilities were 7.0% and 5.7%, respectively. On October 20, 2005, the Company amended its Facilities to reduce the current Applicable LIBOR Margin to 2.5%, from the previous Applicable LIBOR Margin of 3.5%. This change is retroactive to August 31, 2005. The retroactive reduction will be recorded in the fourth quarter of fiscal 2005.
Under the terms of the Revolver and Term Loan, we are required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA, a non-U.S. GAAP measurement that the Company defines as earnings before interest, taxes, depreciation, amortization and restructuring and special charges, and minimum fixed charge coverage covenants. As of October 1, 2005, we were in compliance with all financial covenants.
Based on our current interest rate of 7.0% for the Term Loan, interest expense will range from $0.4 million to $1.9 million per year over the term of the facility.
From time to time the Company has engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party. In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). The maximum amount for which the Company was liable to the financial institution for the shortfall payment was approximately $0.9 million at October 1, 2005.
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
As the Company approaches the date for the Lump Sum Payment, it has suspended its accruals and will convert from an accrual to an advance payment in the amount of the Lump Sum Payment, which is expected to be less than $1.0 million. If a Lump Sum Payment becomes necessary, the payment is expected to be paid in the second quarter of fiscal 2006.
Lasertel
In the Form 10-Q for the quarterly period ended April 2, 2005, filed with the SEC on May 12, 2005, we reported that Lasertel had advanced $0.9 million (the “Advance”) to one of its customers (the “Customer”), of which $0.7 million was secured by, among other things, a lien on the assets of the customer, including intellectual property. In addition, we reported that Lasertel has an accounts receivable balance of $0.9 million (the “Receivables”) with this Customer. On July 2, 2005, Lasertel entered into a series of agreements with this Customer and a material end-user to whom the Customer had been providing products under a supply contract (the “Supply Contract”). Through the execution of these agreements, in exchange for the Customer’s Advance and Receivables, Lasertel received ownership of certain assets of the Customer, which were comprised of all of the Customer’s patents, intellectual property and know-how (as well as all updates thereto) (the “Assets”) as well as having the Customer’s rights under the Supply Contract assigned to Lasertel. In connection with this transaction, the Company has recorded $1.7 million and $0.1 million of patents and customer contracts, respectively, which will be amortized over their estimated useful lives, which range from nine months to seven years. The value of the Assets, as well as the rights assigned under the Supply Contract, approximates the $1.8 million in Advances and Receivables, based upon a valuation performed by an independent appraisal firm. In that regard, the risks identified in the Form 10-Q filed with the SEC on May 12, 2005 related to the Customer’s failure to repay the amounts owed to Lasertel no longer have any relevance.
Effect of Inflation
Inflation has not had, and is not expected to have, a material impact upon our financial conditions or results of operations.
Off-Balance Sheet Arrangements
We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE’s”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of October 1, 2005, we were not involved in any unconsolidated SPE transactions.
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
Our long-term borrowings are in variable rate instruments, with interest rates tied to either the prime rate or the LIBOR. A 100 basis point change in these rates would have an impact of approximately $0.3 million on our annual interest expense, assuming consistent levels of floating rate debt with those held as of the end of fiscal 2004. In the fourth quarter of fiscal 2003, we entered into interest rate floors and caps to manage net exposure to interest rate fluctuations related to our borrowings. As a result of our new credit facilities entered into on November 5, 2004, we may enter into contracts to manage our exposure to market risk from changes in interest rates on our borrowings.
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
ITEM 4. CONTROLS AND PROCEDURES.
(a)	Evaluation of Disclosure Controls and Procedures

As of October 1, 2005, we have, under the supervision and with the participation of the Presstek’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Presstek’s disclosure controls and procedures pursuant to Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, Presstek’s Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2005, Presstek’s disclosure controls and procedures are effective in ensuring that material information relating to Presstek (including its consolidated subsidiaries) required to be disclosed by Presstek in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to Presstek’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There were no material changes in Presstek’s internal control over financial reporting that occurred during the quarter ended October 1, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II            OTHER INFORMATION
ITEM 6. EXHIBITS
(a)	Exhibits

Exhibit
No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSTEK, INC.
(Registrant)

Date: November 10, 2005	/s/ Edward J. Marino
Edward J. Marino
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2005	/s/ Moosa E. Moosa
Moosa E. Moosa
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description	Location
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith