Form 10-K
period 2005-12-31
PRESSTEK INC /DE/
filed 2006-03-16
CIK 846876

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, $0.01 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act).
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
The aggregate market value of common stock held by non-affiliates of the registrant as of July 2, 2005 was $386,209,548.74.
The number of shares outstanding of the registrant’s common stock as of March 7, 2006 was 35,515,647.
Documents Incorporated by Reference
Portions of the definitive Proxy Statement (which is expected to be filed within 120 days after the Company’s fiscal year end) for the registrant’s Annual Meeting of Stockholders to be held on June 7, 2006 are incorporated by reference into Part III of this Form 10-K.

PRESSTEK, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2005

PART I

Item 1.	Business
General
Presstek is a market-focused company primarily engaged in the design, manufacture, sales and service of high-technology digital imaging solutions to the graphic arts industry worldwide. We are helping to lead the industry’s transformation from analog print production methods to digital imaging technology. We are a leader in the development of advanced printing systems using digital imaging equipment and consumables-based solutions that economically benefit the user through a streamlined workflow and chemistry free, environmentally responsible operation. We are also a leading sales and service channel in the small to mid-sized commercial, quick and in-plant printing markets offering a wide range of solutions to over 20,000 customers worldwide.
Presstek’s business model is a capital equipment and consumables (razor and blade) model. In this model, almost 70% of our revenue is recurring revenue. Our model is designed so that each placement of either a Direct Imaging Press or a Computer to Plate system results in recurring aftermarket revenue for consumables and service.
Through our various operations, we:

•	provide advanced print solutions through the development and manufacture of digital laser imaging equipment and advanced technology chemistry-free printing plates, which we call consumables, for commercial and in-plant print providers targeting the growing market for high quality, fast turnaround short-run color printing;

•	are a leading sales and services company delivering Presstek digital solutions and solutions from other manufacturing partners through our direct sales and service force and through distribution partners worldwide;

•	manufacture semiconductor solid state laser diodes for Presstek imaging applications and for use by external applications; and

•	manufacture and distribute printing plates for conventional print applications.
Background
We are innovators in imaging technology. Our primary market focus is the segment for commercial print services within the graphic arts industry. We recognized that the model for commercial print was moving to increasingly shorter runs and higher use of color, and that print providers were ill-equipped to deal with this changing model. The changing model has led to a growing trend from analog to digital in the industry. We are capitalizing on this analog to digital transformation and have developed digital imaging technology to address the growing demand for high quality, fast turnaround, short-run color in commercial print applications. We have incorporated our technology into two types of applications for off-set printing: Direct Imaging on-press applications, which we refer to as DI, and for computer-to-plate off-press applications, which we refer to as CTP.
Using DI technology, digital images are sent to a specially-designed digital offset printing press that incorporates our laser imaging system and our high performance printing plates. Our laser imaging systems then image our printing plates directly on the press. This unique approach results in a highly streamlined digital workflow and allows the user to treat the printing press more like a computer peripheral. We have incorporated this same digital imaging technology into CTP, or Computer to Plate applications. Using our CTP technology, digital images are sent to plate-imaging devices, the plates are imaged by our laser imaging systems again using our high performance printing plates and then mounted on a traditional offset printing press.
Presstek’s digital imaging systems enable customers to produce high-quality, full color lithographic printed materials more quickly and cost-effectively than conventional methods that employ more complicated workflows and toxic chemical processing. This results in reduced printing cycle time and lowers the effective cost of production for commercial printers. Our solutions make it more cost effective for printers to meet the increasing demand for shorter print runs, higher quality color and faster turn-around times.

We have been a pioneer in the advancement of digital imaging solutions for commercial printing applications. We:

•	invented on-press Direct Imaging technology;

•	invented the chemistry-free imaging of printing plates;

•	have dramatically streamlined the workflow in commercial print operations through our many innovations;

•	have developed workflows that require less craft in the printing process through the application of our technology; and

•	continue to innovate with our recent announcement of the latest generation of a larger format, more automated Direct Imaging press known as the 52DI.
Following our invention of the world’s first DI press, we have used our advanced technology to develop a family of new generation DI printing presses and printing plates. Today, our groundbreaking DI technology is marketed both directly by us and through a number of original equipment manufacturer (“OEM”) and distribution partners. We manufacture the laser-based digital imaging assemblies, complete with software, along with our advanced technology printing plates, for incorporation into our Direct Imaging presses. Similar digital imaging technologies are used in our CTP systems that incorporate our printing plates, which our Presstek business segment designs and manufactures.
At our Presstek facility in Hudson, New Hampshire, we manufacture several models of our advanced printing plates, such as PearlDry® and Applause® along with the imaging kits that are incorporated into DI presses, as well as entire CTP units, such as the Dimension or Vector lines of platesetters. At our Precision Lithograining manufacturing facility in South Hadley, Massachusetts, we manufacture our aluminum-based printing plates, which are comprised of our process-free plates, such as Anthem® and Freedom®, as well as traditional analog printing plates.
The digital products that we offer are designed to capitalize on the growing trend within the graphic arts industry of the conversion from analog, or traditional, printing processes to digital printing processes. Conversion from analog to digital often requires an extensive investment by customers in a new generation of equipment. As the graphic arts industry joins other industries, such as the photographic and music industries, in converting from analog to digital, we want to provide solutions to these customers not only to meet their current needs, but also to assist them in the conversion. To do this, we expanded our product offerings beyond our own designed and manufactured products.
In addition to our digital products, we also market and sell traditional offset printing presses and related products, such as digital platemakers, which are a type of CTP, and plates to customers. We have several strategic partnerships with companies like Mitsubishi, Agfa and Ryobi, who supply consumables and equipment that we sell to complement our catalog of Presstek manufactured products. As the industry continues to transition to digital, our goal is to be the supplier of choice for small to mid-sized commercial and in-plant shops, and all print providers seeking high-quality digital technology products that will facilitate their transition.
We also have an extensive service organization throughout the United States, Canada and Western Europe. In addition to servicing equipment that is manufactured by or for Presstek, our service organization also provides service for equipment manufactured by other companies, including our strategic partners.
We deliver our products through multiple channels to market:

•	we use our direct sales and service operation to deliver our solutions and those of other partner manufacturers primarily in the U.S., Canada and the United Kingdom;

•	we have a well developed graphic arts dealer network to deliver our products in continental Europe and worldwide; and

•	we use OEMs to deliver our products to markets worldwide.

Our ability to expand our product and service offerings to include equipment that we do not design or manufacture and traditional, non-digital consumables and deliver these products and services directly to end-user customers is largely based upon the ABDick and Precision Lithograining acquisitions that occurred in 2004.
ABDick
On November 5, 2004, the Company, through its wholly-owned subsidiary, ABD International, Inc., which we refer to as ABDick, completed the acquisition of certain assets and assumed certain liabilities of The A.B. Dick Company, which were acquired through a Section 363 sale in the United States Bankruptcy Court. The business we acquired manufactured, marketed and serviced offset printing and CTP systems as well as related supplies for the graphic arts and printing industries. We refer to the acquired business as the ABDick business.
Following the acquisition we began integrating the ABDick business into Presstek’s operations. As part of this integration, we implemented a new internal management reporting structure. As announced on August 8, 2005, the Niles, Illinois facility was closed as planned on December 31, 2005, and the Company moved certain executives from Niles to the Company’s headquarters in Hudson, New Hampshire. As of December 31, 2005, we had substantially completed the integration. Any remaining activities associated with this initiative are expected to be completed in fiscal 2006.
After the acquisition of the ABDick business, but prior to its integration into Presstek, we reported the financial performance of the ABDick business in a separate segment called the ABDick segment. In the third quarter of fiscal 2005, we implemented a new internal management reporting structure in connection with organizational changes related to the integration of the acquired ABDick business into our Presstek business segment. Accordingly, the results of operations and balance sheet information for the former ABDick segment have been combined with those of the former Presstek segment and are now reported together as the Presstek business segment. Any future changes to this organizational structure may result in changes to the business segments currently disclosed.
In consideration for our acquisition of the ABDick business, we paid the previous owners $40.0 million in cash, net of cash acquired. As part of this transaction, we have paid $5.1 million for legal, audit and other transaction costs related to the acquisition, and accrued, as purchase price adjustments, an aggregate of $3.0 million for integration costs, primarily related to the consolidation of the former Rochester, New York manufacturing operations of The A.B. Dick Company into the existing manufacturing facility at our corporate headquarters in Hudson, New Hampshire, and the closing of the Niles, Illinois office facility of The A.B. Dick Company. The aggregate purchase price recorded by us is $48.1 million.
As a result of this integration effort, Presstek is a stronger, more market-driven, customer-focused organization. We acquired a direct sales and service capability in the United States, Canada and the United Kingdom through which we are building more efficient and effective channels to market. In addition, we expect to see a positive financial impact as a result of the business synergies achieved through this integration effort.
Precision
On July 30, 2004, we acquired the stock of Precision Lithograining Corp., which we refer to as Precision. In consideration, we paid $12.1 million in cash, net of cash acquired, and incurred integration costs of $0.4 million, for an aggregate purchase price of $12.5 million. Precision manufactures Anthem, Freedom and Aurora chemistry-free digital print plates, and is also a provider of other conventional and digital printing plates for both web and sheet-fed printing applications. The products manufactured by Precision are distributed through Presstek’s distribution network or through independent dealers throughout the Western Hemisphere. With this acquisition, we substantially increased our manufacturing capabilities and obtained the ability to manufacture analog printing plates. We report the financial performance of Precision as a separate reporting segment.
Presstek, Inc. was incorporated in Delaware in 1987. Our headquarters are located at 55 Executive Drive, Hudson, New Hampshire, 03051. Our general telephone number is 603-595-7000, and our Web site can be found at www.presstek.com.

Business Overview
2005 was a pivotal year for us, as our capabilities, product offerings, and size greatly expanded: we went through a number of strategic transformations that fundamentally changed our company. As a company, in 2005 we took much greater charge of the commercialization and delivery of our technology to customers. We transformed into a company focused on developing and manufacturing our advanced technology digital plates and imaging equipment as well as the delivery of this advanced technology to customers through a direct sales and service organization. Previously, we had been heavily reliant upon strategic partners for their sales, distribution and service.
In 2004, we greatly expanded our product offering to include new generation DI press and CTP systems. Through our acquisition of the ABDick business in late 2004, we added greatly enhanced capabilities in the form of direct sales and service channels, additional engineering and manufacturing capabilities and non-Presstek manufactured digital and analog equipment and consumables.
In 2005, we completed integration of these new capabilities into our core business, benefiting from both organizational synergies and a well-established and respected direct channel to market. As a result of this activity, we now have “end-to-end” solutions for the graphic arts industry, encompassing each step of the development, manufacture, distribution and service of its core products.
In the spring of 2005, we began integrating the operations that we acquired through the acquisition of the ABDick business, so that we could leverage the large customer footprint in North America and the UK as a market for our Presstek manufactured digital products. As part of this process, we also realigned the distribution channel for our Direct Imaging Press line of products.
Prior to the acquisition of the ABDick business, we had a limited European distribution operation, managed out of the U.S. that relied on strategic relationships with independent dealers and sales agents. In March of 2005, we restructured our European operations to better leverage our newly acquired capabilities in the UK. Built on an existing UK-based sales and service operation acquired in 2004 as part of the acquisition of the ABDick business, this move was designed to not only increase our presence in Europe, but also enhance the support we provide to our established base of European customers. By the end of 2005, we completed the reorganization of the European operations and relocated into a new business center just outside of London’s Heathrow airport. From this facility, we offer customer support and training, as well as a demonstration facility for products.
Beginning in April of 2005, we began to offer Presstek’s market-leading digital products through our newly acquired North American sales force. For the first time, we were able to sell Direct Imaging presses using our DI technology, along with our CTP equipment and related consumables directly to end-user customers. This transition to direct customer sales demonstrated early success, with the sale of DI presses to end-user customers in the first quarter following sales and service training. This was followed in July of 2005 by the commercial release of an entry-level CTP solution, the Vector TX52, specifically designed to meet market demands for lower-cost CTP solutions. These actions in 2005 produced a record level of digital sales for Presstek.
During the same time period, we began to take advantage of the resources available in our newly-acquired service organization to position us for more opportunities. In the first part of 2005, we began training the service organization so that they might gain a digital equipment competence. As a result of these efforts, we brought back to Presstek the previously outsourced service of much of our digital equipment. With the gained competence, we now are able to offer a full range of service of both digital and analog equipment throughout North America and the UK, and through dealer service organizations in continental Europe.
With the added sales and service capabilities resulting from the acquisition of the ABDick business, we believe we are better positioned to facilitate the sales of our proprietary equipment, while offering a full portfolio of products designed to meet the needs of today’s print service providers.
With the acquisition of Precision in the third quarter of fiscal 2004, we were able to offer an enhanced product portfolio and, for the first time, we released a Presstek-designed and manufactured plate that was intended to run on the CTP devices of other manufacturers. This first open-platform chemistry-free printing plate product, Aurora, uses our patented technology, and was announced in September 2005. The Aurora plate is designed to operate with

Screen and Kodak CTP engines, providing access to a substantial portion of the thermal CTP marketplace for Presstek consumables.
Changes made at Lasertel in 2005 have also better positioned it for future opportunities. In January of 2005, Lasertel announced the purchase of a new generation Solid Source Molecular Beam Epitaxy (“SS-MBE”) reactor to produce its high-quality semiconductor lasers. Its innovative design enables the multi-wafer reactor to deliver higher throughput and lower costs per wafer. This new reactor will position Lasertel to produce products more efficiently.
In addition, by modifying its relationships with customers, Lasertel is better positioned for future opportunities. Lasertel had advanced funds to a customer in exchange for the customer meeting certain minimum purchase requirements. These advances were secured by all of the property of the vendor, including the vendor’s intellectual property. In July of 2005, Lasertel formed a significant alliance to provide laser diode components and assemblies to SELEX Sensors and Airborne Systems which we refer to as SELEX. As part of this alliance, SELEX committed to meet the minimum purchase requirements of the vendor to whom Lasertel had advanced money and Lasertel was assigned all of the intellectual property of the vendor. This expansion of Lasertel’s manufacturing capability into the defense sector has the potential to open further business opportunities for us in the laser imaging market.
Information about our business segments and geographic areas is included in Note 17 and information about our major customers is included in Note 18 to our financial statements appearing elsewhere in this Annual Report on Form 10-K.
Our Business Segments
We operate in three reportable segments: the Presstek segment, the Precision segment, and the Lasertel segment. The Presstek segment is primarily engaged in the development, manufacture, sale and servicing of digital imaging systems and printing plate technologies for direct-to-press, or on-press applications, and CTP, or off-press applications for the graphic arts and printing industries, primarily serving the short-run, full-color market segment. The Precision segment is primarily engaged in the development, manufacture and sale of our patented digital plates, as well as digital and analog plates for other customers. The Lasertel segment is primarily engaged in the manufacture and development of high-powered laser diodes for sale to the Presstek segment and to external customers.
The Presstek Segment
The Presstek segment is the core of our operations, serving as the central engine of innovation for research, new product development and manufacturing as well as the center for marketing, sales and service of our imaging systems, chemistry-free Direct Imaging printing plates and our CTP systems.
In addition, the Presstek segment serves as the central organization under which each of our subsidiaries function, and the Presstek segment sets the strategic and research direction and priorities for the entire Company.
The Presstek segment manufactures the imaging systems and related assemblies that are incorporated into DI presses and our CTP units. The imaging systems that are designated for DI presses are shipped to various DI press manufacturers with whom we have OEM agreements. The imaging systems that are designated for CTP units are then incorporated into our CTP units, which are manufactured at our Hudson, New Hampshire facility.
We manufacture the plates that are used on DI presses and certain of our CTP units at our Hudson, New Hampshire and South Hadley, Massachusetts facilities. Mitsubishi and Agfa manufacture plates that are imaged on our Digital PlateMaster, or DPM, series CTP devices.
Our products are sold into the market to end-user customers through either our direct sales force or through OEM partners, strategic partners or our dealer channel. By employing this combination of internal and external sales organizations, we are able to sell our products worldwide.
Our direct sales force sells our Presstek manufactured digital print solutions as well as other provided by marketing partners solutions, to print service providers, commercial, quick, and in-plant printers around the world.

We also have an established catalog of supplies and consumables, many of which complement the Presstek segment equipment offerings. The Presstek segment has an equipment line of CTP devices; workflow modules; conventional duplicators and printing presses, post-press bindery and finishing equipment and other ancillary devices manufactured by third parties. Thus, the Presstek segment products provide the foundation for a comprehensive digital migration path to address the full range of customer needs.
Our equipment is serviced by either our direct service organization, or by OEM partners, strategic partners, or our dealer channel. Our direct service organization is trained to service Presstek-branded digital products as well as traditional analog equipment manufactured by third parties. Our direct service organization primarily serves customers consisting of small to mid-sized printing shops in the graphic arts industry located in North America and the UK.
As a result, customers served by the Presstek segment provide opportunities for increased distribution of Presstek products and technologies. With direct sales and service organizations, we now have an installed base of approximately 33,000 total products that are under service and an active customer base of approximately 20,000 print service providers and in-plant print operations.
The Lasertel Segment
Our Lasertel segment is a world-class developer and manufacturer of high-quality, high-powered laser diodes for Presstek-branded imaging systems as well as third-party systems. The Lasertel segment provides Presstek with state-of-the-art laser imaging capabilities that differentiate us by bringing innovation to the rapidly evolving graphic arts marketplace. In addition, the Lasertel segment provides external customers with a wide range of laser diodes for defense and industrial applications. In December of 2005, Lasertel received ISO 9001:2000 certification. An ISO 9001:2000 certification recognizes the quality of a company’s management system. ISO is a non-governmental federation of the national standard boards of countries from all regions of the world that set the standards and requirements for state-of-the-art products, services, processes, materials and systems, as well as for good conformity assessment, managerial and organizational practice.
The Precision Segment
The Precision segment is a designer, manufacturer, and seller of high-quality digital and analog printing plates for customers in the commercial print, newspaper, and book publication segments of the graphic arts industry. The Precision segment manufactures four types of printing plates: Presstek-branded proprietary chemistry-free digital plates using Presstek’s award-winning technology for sale to Presstek and Presstek customers; Presstek proprietary chemistry-free digital plates using Presstek’s award-winning technology for sale to third-party customers; third party proprietary digital plates for sale to third-party customers; and analog plates for sale to third-party customers. The Precision segment’s graphic arts products are distributed on a worldwide basis by us as well as through OEM partners and a network of independent dealers.
Strategy
Our business strategy revolves around employing innovative digital imaging technology to address specific and well-understood opportunities primarily in the graphic arts marketplace, while at the same time supplying the small to mid-sized commercial, quick and in-plant printer with a full range of print solutions. In this way, we can capitalize on the needs of customers who have not yet fully transitioned to a digital model to assist them with their transition from analog to digital technology.
This strategy reflects several strategic imperatives:

1. Our primary focus is on the growth of our consumables product.

The graphic arts industry is in the midst of a fundamental structural change from analog to digital operations. We provide digital print solutions that use our chemistry-free and process-free printing plates for both DI, or on press, and CTP, or off press, applications. Presstek-manufactured digital equipment such as CTP systems and DI presses allow us to build a substantial installed base of digital consumable customers. We refer to the installed base of DI presses and CTP units as consumable burning engines, or CBEs. One method of growing the market for consumables involves further expanding the base of our installed CBEs.

With our direct sales and service force and our distribution network, we are positioned to expand our customer base and assist customers in evolving from analog to digital processes, creating additional market opportunities for the CBEs and consumables that we manufacture. Another method of growing the market for consumables is to develop consumables that can be imaged by non-Presstek devices, reaching beyond our own manufactured systems and penetrating the installed base of CTP devices in all market segments with our chemistry-free and process-free offerings. The first step in executing this strategy was the launch of Aurora, our open-platform chemistry-free printing plate that uses our patented technology. The Aurora plate is designed to be used with CBEs manufactured by CTP market leaders such as Screen and Kodak.

2. We focus on select market segments.

Large print providers have been the vanguard in adopting digital technology and have driven the industry’s digital transformation of the commercial printing segment of the graphic arts industry. The small and medium-sized commercial and quick print providers and in-plant print operations are currently converting to digital systems and processes. With our innovative digital printing solutions and the strength of our direct sales and service force, we believe that we can leverage the depth and breadth of our products, services, supplies, internal skills, and strategic partnerships to address these new and emerging market demands among small and medium sized print providers.

Three unique types of businesses have demonstrated success with Presstek digital solutions.

a.	Small to mid-sized commercial printers that need to adjust their production capacity, level of productivity and output quality while improving profitability have demonstrated success with our digital products. These printers are often acquiring their first four-color press. 2004 research from InfoTrends/ CAP Ventures indicates that there are approximately 25,000 print establishments in the United States that fall within this category.

b.	Digital printers, shops that operate toner-based digital equipment, are acquiring DI presses as complementary devices. They are using DI presses for applications that require run lengths greater than 500, a higher level of quality and are printed on a wider range of materials.

c.	In-plant print shops that operate within corporations, colleges and universities and government agencies are attracted to the ease-of-use and environmentally responsible nature of our solutions. 2004 research from InfoTrends/ CAP Ventures indicates that there are approximately 9,600 in-plant establishments in the United States.

3. Because we compete on the basis of technology and innovation, we deliver differentiated products.

We have been technology innovators since our inception, providing digital laser technology that is directly responsible for what is estimated to be over 90% of worldwide DI installations. As we expand and refine our product offerings, we will strive to lead the market with high performance products. We will also introduce a range of Presstek-branded products in 2006 and beyond, beginning with the Presstek 52DI press in the spring of 2006. This will extend Presstek brand awareness and increase the strength of the brand as well as offer us more control over the sales and service process.

The Presstek 52DI is a landscape format 52cm direct imaging press with a maximum speed of 10,000 sheets per hour. This press is highly automated and designed to deliver superior economics, faster turnaround times for printed jobs, require lower skilled operators and reduced paper waste. The Presstek 52DI images all four printing plates simultaneously on press. The press’ unique design with Zero Transfer Print technology, results in perfect registration on each sheet, an exceptionally fast make-ready time and reliable handling across a wide range of printed substrates.

4. We provide environmentally responsible solutions through our application of technology.

Our thermally imaged chemistry-free plate technologies provide both streamlined workflow and environmentally responsible solutions. Besides contributing to a cleaner planet, environmental responsibility is sound business practice in that our DI and CTP technology reduces labor needs, reduces space requirements, eliminates plate-oriented waste disposal, and results in fewer manufacturing process errors.

Technology and Products
Direct Imaging Technology
Beginning in the late 1980s, we pioneered a direct imaging system known as Direct Imaging, which we refer to as DI, that employs lasers to digitally image a process-free printing plate directly on off-set printing presses. We have eliminated much of the pre-press processing of the data file and the offline imaging of a printing plate, essentially allowing us to treat the printing press as a computer peripheral. Previously, all platemaking and pre-press activities had occurred as a separate and specialized activity in the printing operation primarily using analog film-based technology, chemical processing and manual processes.
Conventional or analog printing plates are produced using labor and chemical-intensive, multi-step processes. By consolidating or eliminating process steps required to prepare a digital file for printing, DI delivers efficiencies that allow increased print productivity at lower cost and with better quality than traditional print methods. At the same time, by imaging process-free plates directly on a printing press, Presstek products eliminate the reliance on the chemical processing that is generally associated with imaging traditional printing plates. In addition to being overall more efficient to operate our DI presses are also more environmentally responsible than traditional methods of printing. The result is a higher quality, faster turnaround print work with a lower cost of operation that is also environmentally safe.
The laser diodes that we use for our imaging system are manufactured at Lasertel. Lasertel manufactures epitaxial wafers, which are subsequently processed into chips or bars. Lasertel then assembles these devices into fiber-coupled modules called multiple emitter packages (“MEPs”), which contain four lasers per module. These MEPs are then sent to our manufacturing facility in Hudson, New Hampshire.
We assemble Lasertel-manufactured laser imaging modules into imaging kits that are designed for particular press manufacturers or CTP units. These kits are then incorporated into DI printing presses, primarily manufactured by Ryobi Limited of Japan.
Our most recent advance in DI technology, which we refer to as the ProFire Excel system, has significantly improved the resolution of our digital printing presses. The ProFire Excel integrated imaging system, introduced in May 2004, integrates lasers, laser drivers, digital electronics, and motion control into one modular package design for direct imaging presses. The ProFire Excel system has three major components: the FirePower laser diode system, made up of unique four-beam laser diodes and laser drivers, the integrated motion system that controls the placement of the laser diodes, and the FireStation digital controller and data server. The image data board of the ProFire Excel controls 16-micron diodes with patented Image Plus technology. Among the advantages of Image Plus is a new writing mode that substantially increases image quality while drastically reducing moiré patterns in standard screen sets, allowing for a wide range of stochastic screening (FM) options.
These technologies will be incorporated in a larger format Presstek-branded DI press, the Presstek 52DI, in the spring of 2006 — the first Presstek-branded DI product.
We continue to develop and commercialize our DI digital imaging systems for on-press applications. There can be no assurance, however, that we will be able to successfully commercialize additional products that incorporate this technology.
CTP Products
In addition to offering our imaging technology in DI presses, we also offer our imaging technology in computer-to-plate systems, which we refer to as CTP, which we manufacture in our Hudson, New Hampshire facility. Unlike the DI press, where the plate is imaged on the press, CTP systems allow printers to employ Presstek’s digital technology on conventional printing presses. Presstek’s line of CTP systems incorporate our advanced imaging technology to transfer a digital image onto our high performance printing plates, which, once imaged, can be mounted on a conventional offset printing press, avoiding the multiple steps and chemical processes traditionally associated with analog plates. In manufacturing these devices, we assemble Lasertel-manufactured laser imaging modules into imaging kits, which, in turn, become components of the particular CTP device. Currently, we manufacture three types of CTP products: Dimension; Vector; and Digital PlateMaster or DPM. These advanced

CTP systems use chemistry free printing plates manufactured by Presstek in both Hudson, NH and our Precision operation in western Massachusetts, to deliver more efficient printing solutions to customers who have an installed base of conventional offset printing presses.
Dimension
The Dimension platesetter is a CTP imaging device that can image our Anthem, PearlDry Plus and Applause thermal plates in an A3 (2-page), A2 (4-page) or A1 (8-page) format size. The Dimension Excel utilizes our ProFire Excel laser imaging technology, and can produce completely imaged printing plates, ready to be mounted on a printing press, within three to five minutes depending on the system configuration. The Dimension Excel is available in both standard and high-productivity models.
Vector TX52
In July of 2005, we made a new generation of CTP devices commercially available that are based on our new Sure Fire imaging system, which we call the Vector series of CTP devices. The most recent version of the Vector series, which we call the Vector TX52, is designed to image our Freedom thermally imaged chemistry free printing plate. The Vector line is priced for ease of entry and intended for maximum ease-of-use to streamline platemaking operations while delivering the speed, quality and performance that our customers demand. The Vector TX52 thermal plate-setter and Freedom chemistry-free plates are designed to provide the short-run, small format (52cm and under) printer with a unique metal platemaking solution for higher productivity, cleaner operation and lower production and material costs. The Vector TX52 is part of the family of Presstek fully integrated, chemistry-free thermal metal CTP systems on the market.
The Digital PlateMaster
Digital PlateMaster is a high-resolution platesetter designed for use with small-formal portrait presses. Producing press-ready plates from a desktop computer eliminates many steps from the pre-press process. With ThinDrumtm technology, less drum surface area comes into contact with the plate. A support “rib” forms the plate into the optimal cylindrical shape for imaging; and because it is the reverse side of the plate that’s supported, the possibility of the plate’s surface being scratched is eliminated. This innovative design provides superior image definition and repeatability while maintaining high output speeds.
We continue to develop and commercialize our CTP systems. There can be no assurance, however, that we will be able to successfully commercialize these or other products, or enter into any additional arrangements that will result in the broader distribution of our Dimension and Vector product lines.
Printing Plates
General
Offset printing is the most widely used method of producing printed materials for commercial applications. The majority of quality, full color printing materials with which the average consumer comes into daily contact (such as magazines, brochures, catalogs and direct mail pieces) are produced using the offset printing process. Our products are designed for offset printing.
We manufacture printing plates for both on press Direct Imaging, or DI, and offline Computer to Plate, or CTP, printing applications. DI plates include PearlDry, PearlDry Plus and ProFire Digital Media and are all waterless plates that are manufactured in our Hudson, New Hampshire facility. Our CTP plate portfolio consists of Applause, PearlDry, Anthem, Aurora and Freedom. Applause and PearlDry are manufactured in Hudson, while the other CTP plates are manufactured at our Precision facility in South Hadley, Massachusetts. Our plates are based on our patented chemistry-free thermal imaging technology. Our printing plates respond to heat generated by high-powered lasers (thermal imaging) using a process known as ablation to enable chemistry-free plate production. Presstek has a rich portfolio of intellectual property and considerable know-how focused on the application of chemistry free plate imaging. We pioneered chemistry free imaging in commercial print applications and we have more than 15 years of successful marketing of our technology to end users. We are on our fifth generation of chemistry free and process free plate imaging systems for commercial print applications- a statement that offers Presstek a unique competitive advantage in the market place.
DI
PearlDry Plus
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
PearlDry
PearlDry is used for DI press applications that require an aluminum-backed plate such as the 74Karat DI press manufactured by Koenig and Bauer (“KBA”) of Germany. The plate uses a specially formulated silicone material that is coated over the metalized infrared absorbing layer that is then bonded to an aluminum base. Environmentally friendly, thin-film vacuum deposition processes produce the ultra-thin film coatings that facilitate ablative imaging without excessive residue and are the foundation of PearlDry plates for waterless printing.
ProFire Digital Media
ProFire Digital Media is designed to work as a system with the laser imaging and press components of ProFire Excel enabled DI presses. In conjunction with ProFire Excel imaging ProFire Digital Media allows new DI presses to produce a very high resolution, 16 micron spot and supports the highest level of print quality — up to 300-line screen and stochastic (FM) screening. This third generation plate is formulated in a similar fashion to PearlDry and is optimized to work with ProFire Excel Imaging.
CTP
Anthem
Anthem plates for CTP systems feature our patented polymer-ceramic technology and combine ablative imaging and chemistry-free cleaning (a simple water wash) with run lengths of up to 100,000 impressions. The Anthem plate runs with a wide range of fountain chemistry and inks and can be imaged on other thermal CTP systems. Anthem’s market includes a broad base of installed conventional wet offset presses, currently the largest segment of the printing industry.
Applause
The Applause plate was our first completely process-free plate product. We believe Applause is unique in that it is truly the world’s first commercially available no-process plate. Unlike other digital plate products, Applause requires no intermediate steps between imaging and printing. Other benefits of Applause include excellent ink/water latitude, high resolution, and compatibility with existing press chemistries.
Freedom
The Freedom plate is the latest chemistry-free plate product, introduced in September 2003. Freedom operates n conjunction with Presstek’s Vector line of CTP solutions. Like our Anthem plate, Freedom requires only a simple wash with water before printing. The unique surface structure of the plate results in fast make-ready, greater ink/water latitude and excellent durability. In addition, Freedom plates accommodate a wide range of industry standard inks and fountain solutions. Freedom plates deliver the performance characteristics and stability of conventional aluminum plates.

Aurora
In 2005, we introduced Aurora, our first chemistry-free CTP thermal plate designed to operate with CTP systems from market leaders Screen and Kodak. This further extends the opportunity for printers to leverage innovative Presstek chemistry-free technology with their existing installed base of CTP systems eliminating the need to purchase, store and dispose of toxic chemicals.
Our Aurora process-free thermal printing plate delivers the performance of traditional CTP plates, with the benefits of chemistry-free imaging technology for standard 2-page, 4-page and 8-page formats. The Aurora’s surface structure results in fast make-ready, excellent durability and greater ink/water latitude, while delivering the performance characteristics and stability of conventional aluminum plates.
Analog
Publica
Precision’s Publica line of plates are analog plates designed for the needs of the newspaper industry and other high-volume web printing applications.
Qualis
Precision’s Qualis line of plates are analog plates that offer high-quality, value-priced aqueous-based printing plates to the high-volume commercial printing segment.
Express
Precision’s Express line of plates are analog plates designed for the needs of book printers.
Fuchsia
Precision’s Fuchsia line of plates are analog plates that offer excellent performance and value to a wide range of offset printing applications.
We continue to develop thermal consumable plate products that can be imaged by both our own DI systems and high-energy laser-based CTP and other computer-to-plate systems offered by leading manufacturers. There can be no assurance, however, that we will be able to successfully commercialize products that incorporate this technology.
Lasertel Diode Products
The graphic arts industry continues to demand a high degree of speed, imaging resolution and accuracy without increasing costs. Our high-powered laser diodes are designed to achieve greater imaging power, uniformity and reliability at a low unit cost for the diode array. Writing speed and accuracy are increased, without increasing space and costs, by combining four fiber channels into a single optical module. These diodes, manufactured at our Lasertel subsidiary, also incorporate a number of packaging innovations that reduce the size of the device and facilitate incorporation into the ProFire Excel imaging module. In addition to manufacturing Presstek products, Lasertel also manufactures products for third-party customers in the industrial, medical and defense sectors.
Manufacturing
We operate manufacturing sites in Hudson, New Hampshire; Tucson, Arizona; and South Hadley, Massachusetts. In general, we strive to employ the latest manufacturing techniques in our equipment assembly and plate manufacturing operations. Strategic procurement initiatives are in place to qualify and consolidate vendors, and establish active vendor report card programs to improve incoming quality and reduce product costs. With the full integration of the new capabilities we acquired as a result of the 2004 Precision and ABDick acquisitions, we are continually evaluating similar operations in different plants to leverage our capabilities and achieve economies of scale. We also continually assess outside manufacturing capacity and review our existing manufacturing technologies when deciding whether to manufacture or to buy a product or component.

We use a number of outside vendors who supply components and sub-assemblies which are integrated into completed systems — either direct imaging systems used in DI presses, such as the Ryobi 3404DI and the Presstek 52DI, or CTP imaging systems, such as the Dimension and Vector TX52. These systems use semiconductor laser diode devices built to our specifications and supplied by Lasertel. We believe other sources would be available to manufacture the laser diodes to specification, in the future, if required.
Our DI imaging kits, CTP systems, and our PearlDry Plus and Applause printing plate products are manufactured at our 165,000-square-foot state-of-the-art facility located in Hudson, New Hampshire. Our equipment manufacturing employs the latest techniques in the assembly process, including point-of-use issue of parts, single flow process, and multiple operations done by each assembler.
Plate manufacturing at our Hudson facility uses vacuum deposition technology to create ultra-thin imaging layers.
We have a state-of-the-art solution coater capable of handling aqueous or solvent based fluids with best available environmental controls throughout the process. PET substrates are laminated to aluminum webs (spools) using electron beam curing technology. This eliminates the need for environmental emissions from a drying process. We utilize full converting capability, which provides high-speed slitting, spooling, formatting and final packaging. This facility also manufactures the ABDick-branded DPM line of polyester platesetters and the Vector TX52, for which we use a number of outside vendors who supply components and sub-assemblies that are integrated into completed systems.
Lasertel operates a 75,000-square-foot facility located in Tucson, Arizona. The facility includes 10,000 square feet of clean room space, and complete process equipment for semiconductor laser manufacturing. Lasertel’s manufacturing process begins with molecular beam epitaxy reactors to grow semiconductor laser wafers, and extends through the final polishing techniques for the optical fiber.
The Precision facility located in South Hadley, Massachusetts consists of 100,000 square feet in two buildings, and performs aluminum plate manufacturing including in-line graining, anodizing, silicating, and multiple layer coatings. Raw aluminum is processed into lithographic printing plates for the conventional and digital markets. Besides Presstek Anthem and Freedom products and Precision-branded plates, including Aurora, this facility produces plates for a number of contract customers.
Our press products are manufactured under agreements with a press manufacturers located primarily in Japan. We believe that there are other sources available to manufacture these products; however, if the supply of these presses were to be delayed, or if import restrictions were imposed, our ability to ship products in a timely manner could be adversely affected, which could have a material adverse effect on our business, results of operations and financial condition.
We are dependent on third-party suppliers for critical components and our increased demand for these components may strain the ability of our third-party suppliers to deliver such critical components in a timely manner. For example, our requirements for advanced technology laser diodes for use in products incorporating our DI technology have increased and are expected to further increase in the future. Although we have established our subsidiary, Lasertel, to help us meet our demand for laser diodes, we are still dependent on other third-party manufacturers to supply us with other necessary components. If we are unable for any reason to secure an uninterrupted source of other critical components at prices acceptable to us, our operations could be materially adversely affected. We cannot assure you that Lasertel will be able to manufacture advanced laser diodes in quantities that will fulfill our future needs, or with manufacturing volumes or yields that will make our operations cost-effective. Likewise, we cannot assure you that we will be able to obtain alternative supplies for our laser diodes or other critical components should our current supply channels prove inadequate.
Marketing, Distribution and Customer Support
Our sales strategy through 2005 was designed to emphasize the distribution of Presstek DI and CTP products and the related consumables, as well as a full catalog of conventional products, to customers through our direct sales force, independent graphic arts dealers and strategic OEM partnerships. The addition of our direct sales force has greatly enhanced our marketing, distribution and service capabilities and given us direct access to end-user customers of our solutions and services.

We employ multiple technologies to solve customer problems. We are developing many of these technologies ourselves, and others we acquire through partnerships. We intend to deliver these solutions through multiple channels, including a high performing value-added dealer network, our direct sales and service force, and our strategic OEM partners. We have an established worldwide distribution network through which we market and sell DI presses, CTP equipment, thermal plate products as well as analog plates manufactured at Precision, and a full catalog of conventional printing products. In addition, we have a worldwide service organization through which we provide service to products manufactured by Presstek and third-party vendors. Our direct sales force represents our primary access to lead the analog-to-digital migration of our large installed customer base of smaller print establishments. In addition to our direct sales force, our distribution network is supplemented with over 30 independent graphic arts dealers in 18 countries, including, in the United States, two national distributors, the Pitman Company and xpedx Graphic Systems, and several regional dealers. We also market and sell our full catalog of products through our Presstek.com Web site as well as shop.abdick.com, an established e-commerce portal for the printing industry.
In addition, we have OEM agreements or reseller relationships with Ryobi, KBA, Kodak and Heidelberg for direct imaging presses and related consumables. These agreements permit the OEM resellers and their dealers to sell DI-based equipment and consumable products under their own labels.
By using this direct and indirect approach to distribution, we have attempted to maximize the number of systems using our technology that require Presstek consumables. We have developed an integrated service strategy, using our own resources and those of third-party service providers, dedicated to servicing the products delivered through our distribution network. We have positioned ourselves to capture revenue from conventional printing products as the industry continues its migration to digital.
Market acceptance for any products incorporating our various technologies and proprietary know-how will require substantial marketing efforts and the expenditure of significant sums, either by us, and/or our strategic and OEM partners. There can be no assurance that any existing or new products will achieve market acceptance or become commercially viable.
Strategic Relationships
Our business strategy is based in part on strategic alliances and relationships with leading companies in the printing and graphic arts industry. This strategy includes licensing intellectual property; specialized product development based on our proprietary technologies; the manufacturing of imaging systems for inclusion in other manufacturers’ products; the sale, distribution and marketing of our own consumables as well as consumables manufactured by others; and the manufacturing of our patented thermal plate materials for use in Presstek’s and other manufacturers’ imaging hardware and printing presses.
In conjunction with Ryobi, an international supplier of printing presses headquartered in Japan, we developed an A3 format size four-color DI sheet-fed press, which is marketed by Ryobi as the 3404DI. Incorporating our dual plate cylinder concept, this press features our internal automated plate cylinder design, our ProFire Excel technology, and our PearlDry spooled plates. The small format of this press is designed to appeal to small commercial printers, digital printers, quick printers, in-plant printers, and copy centers looking to expand their services with offset color printing. In addition, Ryobi provides a range of duplicators and 2- and 4-tower presses sold under the ABDick brand. Ryobi has also designed for us the Presstek DI 52, which will be manufactured to our specifications and plans.
We also have strategic supply relationships with Kodak, Mitsubishi Imaging (MPM), Inc., which we call Mitsubishi, and Agfa-Gevaert N.V., who we call Agfa. Presstek purchases certain plate material from each of these companies that is imaged in some of our CTP solutions and in conventional printing applications.
We also developed a long-term relationship with Heidelberg, the world’s largest manufacturer of printing presses and printing equipment, based in Germany. In August 2005, we extended our OEM consumables supply agreements in the United Kingdom, Sweden, Germany and Switzerland with Heidelberg and with Heidelberg USA to provide us with certain preferred supplier rights, which vary based on territory, time period and sales volume. Under the terms of the OEM agreements, which include minimum volume commitments from Heidelberg and

Heidelberg USA, we will manufacture and supply Heidelberg branded consumable plate products for the Heidelberg Quickmaster DI press. Shipments to Heidelberg of the branded consumable product began in August 2003. The OEM consumables supply agreement between Presstek and Heidelberg USA is scheduled to terminate on or about November 1, 2008.
We also have other strategic relationships for the distribution of our proprietary plates and equipment with other entities within the graphic arts industry.
We also have strategic relationships with the suppliers of our raw materials, including aluminum and rolled polyester, which serve as the base of our plates.
We are pursuing other business relationships that we believe may result in broader use of our digital imaging and printing plate technologies in existing as well as new applications. There can be no assurance, however, that any of our products, or any products incorporating our technology, will be able to compete successfully in these markets.
Competition
We believe that our patented technologies, other intellectual property, thermal plate manufacturing facilities, strategic alliances, worldwide distribution network and knowledge of the marketplace provide us with a competitive advantage. However, several other companies address markets in which our products are used and have products that are competitive to our patented direct imaging thermal plate technologies and related capabilities.
In the area of direct imaging and the short-run, on-demand market, potentially competitive companies use electrophotographic technology, sometimes referred to as xerography, as the basis of their product lines. These companies include, among others, Canon Inc., Hewlett Packard Company, Kodak, and Xerox. These electrophotographic imaging systems use either wet or dry toners to create one to four (or more) color images on paper and typically offer resolutions of between 400 and 1200 dots per inch. These technologies are best suited for ultra-short runs of less than 300 copies.
Most of the major companies in the graphic arts industry have developed or are developing off-press CTP imaging systems. Potential competitors in this area include, among others, Agfa, Kodak, DaiNippon Screen Mfg., Ltd., Fuji, and Heidelberg, combinations of these companies, and other smaller or lesser-known companies. Many of these devices utilize printing plates that require a post-imaging photochemical developing step and/or other post processing steps such as heat treatment.
We are beginning to see competition from printing plate companies that manufacture, or have the potential to manufacture, digital thermal plates. Such companies include, among others, Agfa, Kodak, and Fuji Photo Film Co., Ltd., who we call Fuji. Of these competitors, Kodak is the only one that is also a strategic partner for digital products.
Kodak is marketing a competitive plate product as an alternative to Presstek’s PearlDry for both the Ryobi and Quickmaster DI platforms. These competitive plates could have an impact on the revenue generated by Presstek under its agreements with Heidelberg and Ryobi. They could also lead to downward pricing pressure on our full line of spooled consumable products, which could have a material adverse effect on our business, results of operations and financial condition. Presstek has initiated patent infringement action against Fuji and Kodak (formerly Creo) products in the Federal Republic of Germany and the United States, respectively.
Some of the graphic arts companies mentioned above have announced or released plates that eliminate the need for post image chemical processing, including Agfa, Kodak and Fuji. We cannot currently estimate the impact these competitive plates will have on our financial condition and results of operations.
Products incorporating our technologies can also be expected to face competition from products using conventional methods of creating and printing plates and producing printed product. While these methods are considered to be more costly, less efficient and not as environmentally conscious as those we implement, they do offer their users the ability to continue to employ their existing means of print and plate production. Companies offering these more traditional means and methods are also refining these technologies to make them more acceptable to the market.

The broad portfolio of equipment, supplies, and service added to our portfolio through the acquisition of the ABDick business has several competitors. In addition to those mentioned above, competitors include for Prepress: Esko-Graphics, ECRM and RIPit; for Press: Ryobi, Hamada, Xerox, Canon, Ricoh and HP; for Service: GBC, Kodak, Service On Demand and some independent providers; for Dealers: xpedx, Pitman and Enovation.
Lasertel’s products can also be expected to face competition from a number of companies marketing competitive high-powered laser diode products such as Coherent Inc. and JDS Uniphase Corporation.
Most of the companies marketing competitive products, or with the potential to do so, are well established have substantially greater financial, marketing and distribution resources than Presstek and its subsidiaries, and have established records in the development, sale and service of products. There can be no assurance that Presstek, Lasertel, or Precision, or any of our products or any products incorporating our technology, will be able to compete successfully in the future.
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
Patents, Trademarks and Proprietary Rights
Our general policy has been to seek patent protection for those inventions and improvements likely to be incorporated into our products and services or where proprietary rights will improve our competitive position. As of December 31, 2005, our worldwide patent portfolio included over 550 patents. We believe these patents, which expire from 2008 through 2027, are material in the aggregate to our business. We have applied for and are pursuing applications for 14 additional U.S. patents and 32 foreign patents. We have registered, or applied to register, certain trademarks in the U.S. and other countries, including Presstek, DI, Dimension, ProFire, Anthem, Applause and PearlDry. We anticipate that we will apply for additional patents, trademarks, and copyrights, as deemed appropriate. There can be no assurance as to the issuance of any such patents or trademarks or the breadth or degree of protection that our patents, trademarks or copyrights may afford us.
In addition to the Presstek patents indicated, there is currently one U.S. patent assigned to Precision, which will expire in 2017 and one active patent assigned to Lasertel, which will expire in 2012.
There is rapid technological development in the electronic image reproduction industries, resulting in extensive patent filings and a rapid rate of issuance of new patents. Although we believe that our technology has been independently developed, and that the products we market and propose to market will not infringe on the patents, or violate other proprietary rights of others, it is possible that such infringement of existing or future patents or violation of proprietary rights may occur. In such event, we may be required to modify our design or obtain a third-party license. No assurance can be given that we will be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to do any of the foregoing could have a material adverse effect on our business. Furthermore, there can be no assurance that we will have the financial or other resources necessary to successfully defend a patent infringement or proprietary rights violation action. Moreover, we may be unable, for financial or other reasons, to enforce our rights under any of our patents. We have agreements with several of our strategic partners which require us to indemnify the strategic partner from claims made by third parties against Presstek’s intellectual property, and to defend the validity of the patents or otherwise ensure the technology’s availability to the strategic partner. An indemnification claim under any such agreement could have a material adverse effect on our business, results of operations and financial condition.
In September 2003, we filed an action against Fuji Photo Film Corporation, Ltd., in the District Court of Mannheim, Germany for patent infringement. In this action, we allege that Fuji has manufactured and distributed a product that violates a Presstek European Patent. We are seeking an order from the court that Fuji refrain from offering the infringing product for sale, from using the infringing material or introducing it for the named purposes, and from possessing such infringing material. A trial on the matter was held in November 2004, and we await a final determination from the Court.

In February 2005, we filed an action against Creo in the U.S. District for the District of New Hampshire for patent infringement. In this action, we allege that Creo has manufactured and distributed a product that violates a Presstek U.S. Patent. We are seeking an order from the court holding that Creo has infringed the patent, permanently enjoining Creo from infringing, inducing others to infringe or contributing to the infringement of the Patent, and seeking damages from Creo for the infringement.
We intend to rely on proprietary know-how and to employ various methods to protect our source code, concepts, trade secrets, ideas and documentation of our proprietary software and laser diode technology. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such know-how or obtain access to our know-how, software codes, concepts, trade secrets, ideas, and documentation. Although we have and expect to have confidentiality agreements with our employees and appropriate vendors, there can be no assurance, however, that such arrangements will adequately protect our trade secrets and proprietary know-how.
Research and Development
Research and development expenses related to our continued development of products incorporating DI and CTP technologies, including our semiconductor laser diodes, were $7.3 million, $6.5 million and $7.1 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. These research and development expenditures are primarily related to the Presstek segment.
Backlog
At February 25, 2006, we had a backlog of products under contract aggregating approximately $12.1 million, of which the Company expects to ship substantially all in 2006. This amount compares to a consolidated backlog of approximately $18.6 million at February 25, 2005.
Employees
At December 31, 2005, we had 971 employees worldwide. Of these, 43 are engaged primarily in engineering, research and development; 220 are engaged in sales and marketing, 388 are engaged in service and customer support, 216 are engaged primarily in manufacturing, manufacturing engineering and quality control; and 104 are engaged primarily in corporate management, administration and finance. None of our employees is represented by a labor union. We consider the relationship with our employees to be very good.
Investor Information
Financial and other information about us is available on our website, www.presstek.com. We make available, free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
Glossary
Set forth below is a glossary of certain terms used in this report:

A1 (8-page)	a printing term referring to a standard paper size capable of printing eight 8.5” x 11” pages on a sheet of paper

A2 (4-page)	a printing term referring to a standard paper size capable of printing four 8.5” x 11” pages on a sheet of paper

A3/B3 (2-page)	a printing term referring to a standard paper size capable of printing two 8.5” x 11” pages on a sheet of paper

Ablation	a controlled detachment/vaporization caused by a thermal event, this process is used during the imaging of Presstek’s PEARL and Anthem consumables

Anthem	Presstek’s line of wet offset digital plates with a unique polymer-ceramic construction

Applause	Presstek’s process-free wet offset digital plate

Computer-to-plate (CTP)	a general term referring to the exposure of lithographic plate material from a digital database, off-press

Direct Imaging (DI)	Presstek’s registered trademark for digital imaging systems that allow image carriers (film and plates) to be imaged from a digital database, on and off-press

Dots per inch (dpi)	a measurement of the resolving power or the addressability of an imaging device

Heidelberg	Heidelberger Druckmaschinen AG, one of the world’s largest printing press manufacturers, headquartered in Heidelberg, Germany

Infrared	light lying outside of the visible spectrum beyond its red-end, characterized by longer wavelengths; used in our thermal imaging process

KBA	Koenig & Bauer, AG, one of the world’s largest printing press manufacturers, headquartered in Wurzburg, Germany

Kodak	Eastman Kodak Company, a leading supplier of digital, conventional and business solutions for the graphic arts industry, headquartered in Rochester, New York

Lithography	printing from a single plane surface under the principle that the image area carries ink and the non-image area does not, and that ink and water do not mix

Off-press	making a printing plate from either an analog or digital source independent of the press on which it will be used

On-press	the use of Presstek’s direct imaging technologies to make a plate directly from a digital file on the press

PEARL	the name associated with Presstek’s first generation laser imaging technologies and related products and consumables

ProFire and ProFire Excel imaging systems	the Presstek components required to convert a conventional printing press into a direct imaging press, including laser diode arrays, computers, electronics

Dimension	Presstek’s product line of CTP off-press platemaking equipment

Platemaking	the process of applying a printable image to a printing plate

Prepress	graphic arts operations and methodologies that occur prior to the printing process; typically these include photography, scanning, image assembly, color correction, exposure of image carriers (film and/or plate), proofing and processing

Quickmaster DI	the second generation of direct imaging, waterless presses, highly automated with roll-fed PearlDry Plus plate material, a joint development effort between Heidelberg and Presstek

Ryobi	Ryobi Limited of Japan, a printing press manufacturer headquartered in Japan

Ryobi 3404DI	an A3 format size four-color sheet-fed press, incorporating Presstek’s dual plate cylinder concept and PearlDry Plus spooled plates, a joint development effort between Ryobi and Presstek

Semiconductor laser diode	a high-powered, infrared imaging technology employed in the DI imaging systems

Short-run markets/printing	a graphic arts classification used to denote an emerging trend for lower print quantities

Thermal	a method of digitally exposing a material via the heat generated from a laser beam

Vacuum deposition process	a technology to accurately, uniformly coat substrates in a controlled environment

Waterless	a lithographic printing method that uses dry offset printing plates and inks and does not require a dampening system
Item 1A.     Risk Factors
Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the following:

•	our expectations for our financial and operating performance in 2006 and beyond;

•	the adequacy of internal cash and working capital for our operations;

•	our ability to supply sufficient product for anticipated demand and production delays associated with such demand;

•	availability of component materials;

•	management’s plans and goals with regard to our shipping and production capabilities, including the adequacy of our facilities for present and expected future operations;

•	the availability of alternative suppliers and manufacturers;

•	manufacturing constraints or difficulties;

•	the introduction of competitive products into the marketplace;

•	management’s plans and goals for our subsidiaries;

•	the ability of our subsidiaries to generate positive cash flows in the near-term;

•	our subsidiaries’ ability to produce commercially competitive products;

•	the strength of our various strategic partnerships both on manufacturing and distribution;

•	our ability to secure other strategic alliances and relationships;

•	our expectations regarding our strategy for growth, including statements regarding our expectations for continued product mix improvement;

•	our expectations regarding the balance, independence and control of our business;

•	the resulting and expected effects and benefits from our transformation efforts;

•	our expectations regarding the strength and improvement of our fundamentals, including management of our financial controls;

•	our expectations relating to the Heidelberg overstock position;

•	our expectations and plans regarding market penetration, including the strength and scope of our distribution channels and our expectations regarding sales of DI presses or CTP devices;

•	the expansion of our products and technology;

•	the status of our technology leadership in our market/industry;

•	the commercialization and marketing of our technology;

•	our expectations regarding the sale of our products and use of our technology;

•	our current plans for product development and the expected market acceptance of recently introduced products and the likely acceptance of planned future products;

•	the expected growth in market share;

•	the effects, market acceptance or pricing of competitive products, including the possibility of a competitive plate product being introduced by a strategic partner;

•	the placement of orders for direct imaging kits;

•	our expectations regarding reductions in warranty costs;

•	statements regarding the profitability of process-free CTP;

•	the adequacy of our intellectual property protections and our ability to protect and enforce our intellectual property rights; and

•	the expected effect of adopting recently issued accounting standards, among others.
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
Our business strategy to date has included entering into strategic alliances with major companies in the graphic arts industry and other markets. The implementation of this strategy has included, among other things, licensing our intellectual property, developing specialized products based on our proprietary technologies and manufacturing imaging systems for inclusion in other manufacturers’ products. Our strategy has also involved identifying strategic manufacturing and distribution partners to aid in developing new market channels for our products. This strategy led to the development of our relationship with our strategic partners. We are dependent on many of these partners for future sales of both existing and planned products. This means that the timetable for finalizing development, commercialization and distribution of both existing and planned products is dependent upon the needs and circumstances of our strategic partners. We have experienced and will continue to experience technical difficulties from time to time, which may prevent us from meeting certain production and distribution targets. Any delay in meeting production and distribution targets with our strategic partners may harm our relationships with them and may cause them to terminate their relationship with us. Our strategic partners may not develop markets for our products at the pace or in the manner we expect, which may have an adverse effect on our business. They may also terminate their relationships with us for circumstances beyond our control, including factors unique to their businesses or their business decisions. In addition, we may mutually agree with one or more of our partners to terminate our relationship with them for a variety of reasons. We cannot assure you that the termination of any of our other relationships with our strategic partners will not have an adverse impact on our business in the future.
We are also unable to control factors related to the businesses of our strategic partners. There can be no assurance that similar events will not occur with our other strategic partners.
Though we take precautions designed to achieve success, given the uncertainties surrounding many of our strategic partners, there can be no assurance that our existing strategic relationships will prove successful. There can also be no assurance that our existing relationships with any of our other strategic, manufacturing or distribution partners will be successful. The loss of principal customers or strategic partners could have a materially adverse effect on our business, results of operations and financial condition.
While we continue to explore possibilities for additional strategic relationships and alliances, there can be no assurance we will be successful in this regard. Our failure to develop new relationships and alliances could have a significant adverse effect on our business.
The acquisition of the ABDick business may affect our relationship with our third-party distribution and service partners, which may negatively impact our sales and distribution channels.
Prior to the addition of the ABDick business, distribution and service of our CTP products was performed by our third-party partners, including Pitman and xpedex and a series of independent dealers. Additionally, the distribution and service of our DI products were provided by OEM and other third party partners. With the addition of ABDick, we utilize our newly-acquired distribution and service organization as a new channel through which to sell and service Presstek products, as a supplement to our existing distribution network. At this time, we are not aware of any conflicts between our existing channel and/or OEM partners associated with the initiation of this channel. However, there can be no guarantees that the establishment of this new distribution channel will not cause conflict with our existing distribution and OEM partners, which could have an adverse effect on our relationship with our distribution and/or OEM partners, which could result in our sales being negatively affected.
If we are unable to manage acquisitions successfully it could harm our financial results, business and prospects.
The operations of Presstek have substantially changed over the last eighteen months as a result of the additions of Precision and the ABDick business. As part of our business strategy, over the next few years, we may further expand our business through the acquisition of complementary businesses worldwide. Though we would not undertake an acquisition that would knowingly be problematic, we cannot assure you that we will be able successfully to integrate any future acquisitions, which could adversely impact our long-term competitiveness and profitability.
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

With respect to our strategic plan to grow, in part, through acquisitions, we cannot assure you that we will be able to identify suitable acquisitions at acceptable prices or that we will have access to sufficient capital to take advantage of desirable acquisitions. We cannot assure you that our future acquisitions will have revenues, profits or productivity comparable to those of our past acquisitions. Future acquisitions may require substantial capital. Although we expect to use borrowings under our senior credit facility to pursue these opportunities, we cannot assure you that such borrowings will be available in sufficient amounts or that other financing will be available in amounts and on terms that we deem acceptable. Our financial performance and the condition of the capital markets will affect the value of our common stock, which could make it a less attractive form of consideration for making acquisitions.
Our lengthy and variable sales cycle makes it difficult for us to predict when or if sales will occur and therefore we may experience an unplanned shortfall in revenues.
Many of our products have a lengthy and unpredictable sales cycle that contributes to the uncertainty of our operating results. Customers view the purchase of our products as a significant capital outlay and, therefore, a strategic decision. As a result, customers generally evaluate these products and determine their impact on existing infrastructure over a lengthy period of time. Our sales cycle has historically ranged from approximately one to six months based on the customer’s need to rapidly implement a solution and whether the customer is new or is extending an existing implementation. The sale of our products may be subject to delays if the customer has lengthy internal budgeting, approval and evaluation processes. We may incur significant selling and marketing expenses during a customer’s evaluation period. Larger customers may purchase our products as part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays in the recognition of our revenues. If revenues forecasted from a specific customer for a particular quarter are not realized or are delayed to another quarter, we may experience an unplanned shortfall in revenues, which could have a material adverse effect on our business, results of operation and financial condition.
We may not be able to increase revenues if we do not expand our sales and distribution channels.
We will need to expand our global sales operations in order to increase market awareness and acceptance of our line of products and generate increased revenues. We market and distribute our products indirectly through our global partner and distributor network and directly in Europe through our Presstek Europe subsidiary. We believe that our future success is dependent upon expansion of global distribution channels. We cannot be certain that we will be able to maintain our current relationships or establish new relationships with additional distribution partners on a timely basis, or at all. We plan to utilize our newly-acquired distribution and service organization as a new channel through which to sell and service our products, as a supplement to our existing distribution network. At this time, we are not aware of any conflicts between our existing channel and/or OEM partners associated with the initiation of this channel. However, there can be no guarantees that the establishment of this new distribution channel will not cause conflict with our existing distribution and OEM partners, which could have an adverse effect on our relationship with our distribution and/or OEM partners, which could result in our sales being negatively affected.
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
We face risks associated with our efforts to expand into international market and such risks could result in diversion of our management’s attention from our existing business and/or cause us to incur additional expected and unexpected costs associated with penetrating, operating in and servicing such markets, any of which could have a material adverse effect on our financial condition and results of operations.
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
We have incurred substantial net losses from continuing operations in two of the past five fiscal years. At December 31, 2005 we had an accumulated deficit of $7.9 million. We may need to generate significant increases in revenues to maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate, or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be materially adversely affected. Even if we maintain profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase such profitability year to year. Failure to sustain profitability may adversely affect the market price of our common stock and could have a materially adverse impact on the value of an investment in us.
Our quarterly revenues and operating results are likely to fluctuate significantly.
Our quarterly revenues and operating results are sometimes difficult to predict, have varied in the past, and are likely to fluctuate significantly in the future. We typically realize a significant percentage of our revenues for a fiscal quarter in the third month of the quarter. Accordingly, our quarterly results may be difficult to predict prior to the end of the quarter. Any inability to obtain sufficient orders or to fulfill shipments in the period immediately preceding the end of any particular quarter may cause the results for that quarter to fail to meet our revenue targets. In addition, we base our current and future expense levels in part on our estimates of future revenues. Our expenses are largely fixed in the short-term and we may not be able to adjust our spending quickly if our revenues fall short of our expectations. Accordingly, a revenue shortfall in a particular quarter would have an adverse effect on our operating results for that quarter. In addition, our quarterly operating results may fluctuate for many reasons, including, without limitation:

•	a long and unpredictable sales cycle;

•	changes in demand for our products and consumables, including seasonal differences; and

•	changes in the mix of our products and consumables.
We are dependent on third party suppliers for critical components and our inability to maintain an adequate supply of advanced laser diodes and other critical components could adversely affect us.
We are dependent on third-party suppliers for critical components and our increased demand for these components may strain the ability of our third-party suppliers to deliver such critical components in a timely manner. For example, our requirement for advanced technology laser diodes for use in products incorporating our DI technology has increased and is expected to further increase in the future. Although we have established our subsidiary, Lasertel, to help us meet our demand for laser diodes, we are still dependent on other third-party manufacturers to supply us with other necessary components. If we are unable for any reason to secure an uninterrupted source of other critical components at prices acceptable to us, our operations could be materially adversely affected. We cannot assure you that Lasertel will be able to manufacture advanced laser diodes in quantities that will fulfill our future needs, or with manufacturing volumes or yields that will make our operation cost effective. Likewise, we cannot assure you that we will be able to obtain alternative suppliers for our laser diodes or other critical components should our current supply channels prove inadequate.
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
Achieving market acceptance for any products incorporating our technology requires substantial marketing and distribution efforts and expenditure of significant sums of money and allocation of significant resources, either by us, our strategic partners or both. We may not have sufficient resources to do so. Additionally, there can be no assurance that products introduced by our strategic partners, such as the 46 Karat DI presses, and the Kodak DI presses, or our product offerings such as our Anthem plates, and Dimension 400 and Dimension 800 platesetters, will achieve widespread market acceptance or that any of our other current products or any future products that we may develop or any future products produced by others that incorporate our technologies will achieve market acceptance or become commercially successful. We recently announced the commercial release of our new Applause plate. There can be no assurance that this plate, or our other products, will achieve market acceptance. If our new product offerings do not achieve anticipated market acceptance, we may not achieve anticipated revenue.
Recently introduced products that incorporate our technology may result in substantial support costs and warranty expenditures.
Introducing new products carries substantial risk. While we do extensive testing on our new products before introducing them to our customers, no amount of testing can replace or approximate actual field conditions at our customer locations. As a result, when we introduce new products we can incur increased expenditures in ensuring that the new product meets and performs in accordance with its specifications. We cannot, however, always estimate precisely the expected costs that may arise out of new product installations. There can be no assurance that we will not incur increased warranty, support and other costs associated with new product introductions in the future. In addition, the occurrence of these expenditures may have a material adverse effect on our business, results of operations and financial condition.
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
The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting. Among other things, we must perform systems and processes evaluation and testing. We must also conduct an assessment of our internal controls to allow management to report on, and our independent registered public accounting firm to attest to, our assessment of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In connection with the assessment of our internal control over financial reporting for this Annual Report on Form 10-K, while no material weaknesses were identified, insignificant deficiencies in areas of our internal controls which need improvement were discovered. In addition, in the future, our continued assessment, or the subsequent assessment by our independent registered public accounting firm, may reveal additional deficiencies in our internal controls, some of which require disclosure in future reports.
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
The failure of Lasertel to develop, commercialize or sell its products or future products to various other industries could distract its management’s attention and/or have an adverse impact on its financial condition or results of operations, any of which could materially adversely affect our financial condition. Conversely, any success that Lasertel achieves in developing, commercializing or selling its products or future products to various other industries could cause delays in manufacturing of the laser diodes that it supplies to us, which could harm our business and could have an adverse effect on our financial condition or results of operations.

Lasertel may require additional working capital infusions from us, which may have a material adverse effect on our business.
Lasertel has required and may continue to require a significant amount of capital investment by Presstek in order to fund its operations. For the fiscal year ended December 31, 2005, Lasertel recorded a net loss of $6.8 million. Lasertel continues to need us to advance cash and resources in order to ensure its continued operation. Lasertel has only had sales to a limited number of third parties to date, and any loss of such customers or significant reduction in their purchases from Lasertel could increase its reliance upon us for capital and resources. Lasertel’s capital and working capital needs may exceed our ability to provide such funds, requiring us to borrow against our credit facilities or seek to obtain outside financing for Lasertel’s operations. This could have a material adverse effect on our business, results of operations and financial condition.
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
There is rapid technological development in the electronic image reproduction industry, resulting in extensive patent filings and a rapid rate of issuance of new patents. Although we believe that our technology has been independently developed and that the products we market do not infringe the patents or violate the proprietary rights of others, it is possible that such infringement of existing or future patents or violation of proprietary rights may occur. In this regard, third parties may in the future assert claims against us concerning our existing products or with respect to future products under development by us. In such event, we may be required to modify our product designs or obtain a license. No assurance can be given that we would be able to do so in a timely manner, upon acceptable terms and conditions or even at all. The failure to do any of the foregoing could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we have agreements with several of our strategic partners which require us to indemnify the strategic partner from claims made by third parties against them concerning our intellectual property, and to defend the validity of the patents or otherwise ensure the technology’s availability to the strategic partner. The costs of an indemnification claim under any such agreement could have a material adverse effect on our business.
In March 2005, Presstek filed an action against Creo, Inc., in the United States District Court for the District of New Hampshire for patent infringement. In this action, Presstek alleges that Creo has distributed a product that violates a Presstek U.S. patent. Presstek seeks an order from the court that Creo refrain from offering the infringing product for sale, from using the infringing material or introducing it for the named purposes, and from possessing such infringing material, as well as for the payment of damages associated with the part infringement.
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
We may take legal action to determine the validity and scope of third party rights or to defend against any allegations of infringement. In the course of pursuing or defending any of these actions we could incur significant costs and diversion of our resources. Due to the competitive nature of our industry, it is unlikely that we could increase our product prices to cover such costs. There can be no assurance that we will have the financial or other resources necessary to successfully defend a patent infringement or proprietary rights violation action. Moreover, we may be unable, for financial or other reasons, to enforce our rights under any patents we may own. As an example of the cost and uncertainty of patent litigation, in August 1999 Creo filed an action in the United States District Court for the District of Delaware against us seeking a declaration that Creo’s products do not and will not infringe any valid and enforceable claims of any of our patents in question. We counterclaimed against Creo for patent infringement of certain of our patents. The matter went to trial in June 2001, and in September 2001, the court affirmed the validity and enforceability of our on-press imaging patents, but held that the current Creo DOP System did not infringe on our patents. Creo appealed the court’s decision that our patents were valid and enforceable, and we cross-appealed the finding of non-infringement by the current Creo DOP System. On September 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court’s decision that our patents are valid and enforceable, but that they are not infringed by the current Creo DOP System. We incurred higher than expected legal expenses in fiscal 2002 and 2001 due to this litigation. Any similar litigation in the future is expected to be costly, yield uncertain results and could have a material effect on our business, results of operations and financial condition.
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
We are also aware that there is a trend in the graphic arts industry to create stand-alone computer-to-plate imaging devices for single and multi-color applications. Most of the major corporations in the graphic arts industry have developed and/or are developing and marketing off press computer-to-plate imaging systems. To date, devices manufactured by our competitors, for the most part, utilize printing plates that require a post imaging photochemical developing step, and in some cases, also require a heating process. Potential competitors in this area include, among others, Agfa Gevaert N.V., Dai Nippon Screen Manufacturing Ltd., Heidelberg and Kodak.
We also anticipate competition from plate manufacturing companies that manufacture printing plates, or have the potential to manufacture digital thermal plates. These companies include Agfa Gevaert N.V., Kodak and Fuji Photo Film Co., Ltd. Heidelberg is marketing a competitive plate product as an alternative to Presstek’s PEARLdry for the Quickmaster DI. The introduction of a competitive plate could reduce the revenue generated by Presstek under its relationship with Heidelberg, and could have a material adverse effect on our business, results of operations and financial condition.
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
Presstek is party to other litigation that it considers routine and incidental to its business; however, it does not expect the results of any of these actions to have a material adverse effect on its business, results of operation or financial condition.
The loss or unavailability of our key personnel would have a material adverse effect on our business.
Our success is largely dependent on the personal efforts of our senior management team. We have recently entered into three-year employment agreements with Ed Marino, our President and Chief Executive Officer, Moosa E. Moosa, our Executive Vice President and Chief Financial Officer, Michael McCarthy, our Senior Vice President, and Peter Bouchard, our Vice President of Marketing. The loss or interruption of the services of any or all of Messrs. Marino, Moosa, McCarthy or Bouchard could have an adverse effect on our business and prospects.
Our success is also be dependent on our ability to hire and retain additional qualified engineering, technical, sales, marketing and other personnel. Competition for qualified personnel in our industry can be intense, and there can be no assurance that we will be able to hire or retain additional qualified personnel.

Our stock price has been and could continue to be extremely volatile.
The market price of our common stock has been subject to significant fluctuations. The securities markets, and the Nasdaq National Market in particular, have experienced, and are likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, the trading price of our common stock could be subject to significant fluctuations in response to:

•	actual or anticipated variations in our quarterly operating results;

•	significant announcements by us or other industry participants;

•	changes in national or regional economic conditions;

•	changes in securities analysts’ estimates for us, our competitors or our industry, or our failure to meet analysts’ expectations; and

•	general market conditions.
These factors may materially and adversely affect our stock price, regardless of our operating performance.
Item 1B.     Unresolved Staff Comments
None.

Item 2.	Properties
The following table summarizes our significant occupied properties:

		Square footage	Ownership status/
Location	Functions	(approximate)	lease expiration

Hudson, New Hampshire	Corporate headquarters, manufacturing, research and development, marketing, demonstration activities, administrative and customer support	165,000	Owned

South Hadley, Massachusetts (two buildings)	Manufacturing, research and development, administrative support	100,000	Owned

Tucson, Arizona	Manufacturing, research and development, administrative supports	75,000	Owned

Des Plaines, Illinois	Distribution center	127,000	Lease expires in February 2008

Des Plaines, Illinois	Sales, service	10,000	Lease expires in October 2007

Fresno, California	Distribution center	13,000	Lease expires in July 2007

Harrisburg, Pennsylvania	Distribution center	15,000	Lease expires in December 2006

Mississauga, Ontario	Sales, service	28,000	Lease expires in March 2010

Vancouver, British Columbia	Sales, service	10,500	Lease expires in December 2007

Heathrow, United Kingdom	European headquarters, sales, service	14,500	Lease expires in November 2020, with an option to cancel in November 2010
Our Hudson, New Hampshire facility, in its capacity as corporate headquarters, is utilized by all of our operating segments.
Our Presstek segment utilizes the facilities in New Hampshire, Illinois, New York, Pennsylvania, California, Ontario, British Columbia and the United Kingdom.
Our Precision segment utilizes the facilities in Massachusetts.
Our Lasertel segment utilizes the facilities in Arizona.
In addition to the properties referenced above, we also lease a number of small sales and marketing offices in the United States and internationally. At December 31, 2005, we were productively utilizing substantially all of the space in our facilities. We believe that our existing facilities are adequate for our needs for at least the next twelve months.
All of the properties we own are secured by our five-year, $80.0 million credit facilities.
We believe that our existing facilities are well maintained, in good operating condition and are adequate for our current and expected future operations.

Item 3.	Legal Proceedings
In March 2005, we filed an action against Creo, in the United States District Court for the District of New Hampshire for patent infringement. In this action, we allege that Creo has distributed a product that violates a Presstek United States patent. We are seeking an order from the court that Creo refrain from offering the infringing product for sale, from using the infringing material or introducing it for the named purposes, or from possessing such infringing material, and for the payment of damages associated with the infringement.
In September 2003, we filed an action against Fuji Photo Film Corporation, Ltd., in the District Court of Mannheim, Germany for patent infringement. In this action, we allege that Fuji has manufactured and distributed a product that violates Presstek European Patent 0 644 047 registered under number DE 694 17 129 with the German Patent and Trademark Office. We are seeking an order from the court that Fuji refrain from offering the infringing product for sale, from using the infringing material or introducing it for the named purposes, or from possessing such infringing material. A trial was held in November 2004 and March 2005, and we are currently awaiting a final determination from the court.
In August 2003, we were served with a purported securities class action lawsuit filed on June 2, 2003 in the United States District Court for the Districts of New Hampshire against us and two of our former officers. This lawsuit was dismissed by the court, on October 4, 2004. The plaintiffs have appealed the court’s dismissal on November 4, 2004. On January 27, 2005, the plaintiffs withdrew their appeal and the matter was permanently closed in our favor.
Presstek is party to other litigation that it considers routine and incidental to its business; however, it does not expect the results of any of these actions to have a material adverse effect on its business, results of operation or financial condition.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities
Our common stock is quoted on the Nasdaq National Market under the symbol “PRST.” The following table sets forth the high and low bid prices per share of common stock for each full quarterly period within the two most recently completed fiscal years as reported by the Nasdaq National Market.

Fiscal Year Ended December 31, 2005	High	Low

First quarter	$10.75	$7.27
Second quarter	$11.75	$7.05
Third quarter	$13.74	$11.14
Fourth quarter	$13.20	$8.73

Fiscal Year Ended January 1, 2005

First quarter	$12.20	$7.25
Second quarter	$12.05	$9.00
Third quarter	$10.24	$8.15
Fourth quarter	$10.99	$8.56

On March 7, 2006, there were 2,536 holders of record of our common stock. The closing price of our common stock was $11.58 per share on March 7, 2006.

(d) Maximum Number
(or Approximate
				(c) Total Number of	Dollar value) of
				Shares (or Units) of	Shares (or Units) that
	(a) Total Number of		(b) Average Price	Publicly	May Yet Be
	Shares (or Units)		Paid Per Share	Announced	Purchased Under the
Period	Purchased		(or Unit)	Plans of Programs	Plans or Programs

Oct. 2 — Nov. 1, 2005	—		—	—	—
Nov. 2 — Dec. 3, 2005	15,000	*	$0.01	—	—
Dec. 4 — Dec. 31, 2005	—		—	—	—
Total	15,000		$150.00	—	—

*	Consists of 15,000 shares repurchased by us pursuant to a repurchase right contained in an employment agreement between us and one of our former executives.
Dividend Policy
To date, we have not paid any cash dividends on our common stock. Under the terms of our credit facilities, we are prohibited from declaring or distributing dividends to shareholders. The payment of cash dividends in the future is within the discretion of our Board of Directors, and will depend upon our earnings, capital requirements, financial condition and other relevant factors, including the current prohibition on such dividends described above. The Board of Directors does not intend to declare any cash dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations.

Item 6.	Selected Financial Data
The selected consolidated financial data set forth below is derived from our audited consolidated financial statements as of and for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004, December 28, 2002 and December 29, 2001. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Part II Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and notes thereto included in Part II Item 8 of this Annual Report on Form 10-K. The historical results provided below are not necessarily indicative of future results.
We operate and report on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the selected consolidated financial data include the financial results for the 52-week fiscal year ended December 31, 2005, the 52-week fiscal year ended January 1, 2005, the 53-week fiscal year ended January 3, 2004, the 52-week fiscal year ended December 28, 2002 and the 52-week fiscal year ended December 29, 2001.

	Fiscal Year Ended

	December 31,	January 1,	January 3,	December 28,	December 29,
	2005	2005(1)	2004(2)	2002(3)	2001(4)

	(In thousands, except per-share data)
Revenue	$274,140	$129,851	$87,232	$83,453	$102,303
Cost of revenue	192,144	87,387	51,151	54,639	64,395

Gross profit	81,996	42,464	36,081	28,814	37,908

Operating expenses
Research and development	7,335	6,460	7,061	9,303	11,719
Sales, marketing and customer support	40,396	17,675	12,272	10,767	13,311
General and administrative	21,187	12,471	8,399	9,345	14,701
Amortization of intangible assets	2,724	1,315	964	867	794
Restructuring and special charges (credits)	874	(392)	550	5,961	—

Total operating expenses	72,516	37,529	29,246	36,243	40,525

Income (loss) from continuing operations	9,480	4,935	6,835	(7,429)	(2,617)

Other income (expense), net
Interest, net	(2,329)	(605)	(376)	(872)	(1,136)
Other, net	109	(265)	209	21	(63)

Total other income (expense), net	(2,220)	(870)	(167)	(851)	(1,199)

Income (loss) from continuing operations before income taxes	7,260	4,065	6,668	(8,280)	(3,816)
Provision for income taxes	1,174	200	—	—	—

Income (loss) from continuing operations	6,086	3,865	6,668	(8,280)	(3,816)
Income from discontinued operations	—	—	1,429	—	—

Net income (loss)	$6,086	$3,865	$8,097	$(8,280)	$(3,816)

Earnings (loss) per share — basic
Income (loss) from continuing operations	$0.17	$0.11	$0.20	$(0.24)	$(0.11)
Income from discontinued operations	—	—	0.04	—	—

	$0.17	$0.11	$0.24	$(0.24)	$(0.11)

Earnings (loss) per share — diluted
Income (loss) from continuing operations	$0.17	$0.11	$0.20	$(0.24)	$(0.11)
Income from discontinued operations	—	—	0.04	—	—

	$0.17	$0.11	$0.24	$(0.24)	$(0.11)

Weighted average shares outstanding
Basic	35,153	34,558	34,167	34,124	34,096
Diluted	35,572	35,357	34,400	34,124	34,096

	As of

	December 31,	January 1,	January 3,	December 28,	December 29,
	2005	2005	2004	2002	2001

Working capital	$41,392	$41,117	$42,512	$28,572	$26,741
Total assets	$181,487	$171,318	$106,528	$101,796	$106,844
Total debt and capital lease obligations	$35,643	$41,822	$14,464	$16,707	$16,398
Stockholders’ equity	$98,633	$89,402	$80,183	$71,766	$79,985

(1)	Amounts include results of operations of ABD International, Inc. (which acquired certain assets and assumed certain liabilities of The A.B. Dick Company on November 5, 2004) and Precision Lithograining Corp. (acquired July 30, 2004) for the periods subsequent to their respective acquisitions.

(2)	The income from discontinued operations amount relates to the operations of Delta V Technologies, Inc., which were shut down in fiscal 1999.

(3)	The cost of revenue amount reported for the fiscal year ended December 28, 2002 includes $3.7 million of inventory writedowns and other charges related to discontinued programs.

(4)	The general and administrative amount reported for the fiscal year ended December 29, 2001 includes $2.1 million related to the writeoff of pre-payments made to a press supplier as a result of the supplier’s bankruptcy petition in 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis should be read in connection with “Item 1. Business”, “Item 1A. Risk Factors”, “Item 6. Selected Financial Data”, “Item 7A. Quantitative and Qualitative Disclosures about Market Risks” and the Company’s Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K.
Overview
We are a market-focused company primarily engaged in the design, manufacture, sales and service of high-technology digital imaging solutions to the graphic arts industry worldwide. We are helping to lead the industry’s transformation from analog print production methods to digital imaging technology. We are a leader in the development of advanced printing systems using digital imaging equipment and consumables-based solutions that economically benefit the user through a streamlined workflow and chemistry free, environmentally responsible operation. We are also a leading sales and service channel in the small to mid-sized commercial, quick and in-plant printing markets offering a wide range of solutions to over 20,000 customers worldwide.
Presstek’s business model is a capital equipment and consumables (razor and blade) model. In this model, almost 70% of our revenue is recurring revenue. Our model is designed so that each placement of either a Direct Imaging Press or a Computer to Plate system results in recurring aftermarket revenue for consumables and service.
Through our various operations, we:

•	provide advanced print solutions through the development and manufacture of digital laser imaging equipment and advanced technology chemistry-free printing plates, which we call consumables, for commercial and in-plant print providers targeting the growing market for high quality, fast turnaround short-run color printing;

•	are a leading sales and services company delivering Presstek digital solutions and solutions from other manufacturing partners through our direct sales and service force and through distribution partners worldwide;

•	manufacture semiconductor solid state laser diodes for Presstek imaging applications and for use by external applications; and

•	manufacture and distribute printing plates for conventional print applications.
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
In addition to marketing, selling and servicing our proprietary digital products, we also market, sell and service traditional, or analog products for the commercial print market. This analog equipment is manufactured by third party strategic partners and the analog consumables are manufactured by either us or our strategic partners. The addition of these non-proprietary products and our ability to directly sell and service them is made possible by acquisitions we completed in 2005: ABDick and Precision.
On November 5, 2004, we, through our wholly-owned subsidiary, ABD International, Inc. completed the acquisition of certain assets and assumed certain liabilities of the The A.B. Dick Company, which we acquired through a Section 363 sale in the United States Bankruptcy Court. We refer to the business that we acquired as the ABDick business. The business we acquired manufactures, markets and services offset systems, CTP systems and related supplies for the graphics arts and printing industries. In 2005, we substantially completed the integration of the operations of the ABDick business into Presstek.
On July 30, 2004, we acquired all the stock of Precision Lithograining Corporation, an independent plate manufacturer located in South Hadley, Massachusetts, which we refer to as Precision. Precision manufactures our Anthem and Freedom digital printing plates, and is also a provider of other conventional analog and digital printing plates for both web and sheet-fed printing applications to other external customers.
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
After the acquisition of the ABDick business, but prior to its integration into Presstek, we reported the financial performance of the ABDick business in a separate segment called the ABDick segment. In the third quarter of fiscal 2005, we implemented a new internal management reporting structure in connection with organizational changes related to the integration of the acquired ABDick business into our Presstek business segment. Accordingly, the results of operations and balance sheet information for the former ABDick segment have been combined with those of the former Presstek segment and are now reported together as the Presstek business segment. Any future changes to this organizational structure may result in changes to the business segments currently disclosed.
Our operations are currently organized into three business segments: (i) Presstek; (ii) Precision; and (iii) Lasertel. Segment operating results are based on the current organizational structure reviewed by our management to evaluate the results of each business. A description of the types of products and services provided by each business segment follows.

•	Presstek is primarily engaged in the development, manufacture, sale and servicing of our patented digital imaging systems and patented printing plate technologies as well as traditional, analog systems and related equipment and supplies for the graphic arts and printing industries, primarily the short-run, full-color market segment.

•	Precision manufactures chemistry-free digital and conventional printing plates for both web and sheet-fed printing applications for sale to Presstek and to external customers.

•	Lasertel manufactures and develops high-powered laser diodes for Presstek and for sale to external customers.
We generate revenue through four main sources: (i) the sale of our equipment, including DI presses and CTP devices, as well as imaging kits, which are incorporated by leading press manufacturers into direct imaging presses for the graphic arts industry; (ii) the sale of high-powered laser diodes for the graphic arts, defense and industrial sectors; (iii) the sale of our proprietary and non-proprietary consumables and supplies; and (iv) the servicing of offset printing systems and analog and CTP systems and related equipment.
Our business strategy is centered on maximizing the sale of consumable products, such as printing plates, and therefore our business efforts focus on the sale of “consumable burning engines” such as our DI presses and CTP devices. Our strategy to grow our consumables has two parts. The first part is to increase the number of our DI and CTP units in the field. By increasing the number of consumable burning engines will increase the demand for our consumables.
We rely on partnerships with press manufacturers such as Ryobi Limited, Heidelberger Druckmaschinen AG, or Heidelberg, and Koenig & Bower AG, or KBA, to market printing presses and press solutions that use our proprietary consumables. We also rely on distribution partners, such as Eastman Kodak to sell, distribute and service press systems and the related proprietary consumable products.

Another method of growing the market for consumables is to develop consumables that can be imaged by non-Presstek devices. In addition to expanding our base of our consumable burning engines, an element of our focus is to reach beyond our proprietary systems and penetrate the installed base of CTP devices in all market segments with our chemistry free and process-free offerings. The first step in executing this strategy was the launch of our non-proprietary Aurora chemistry-free printing plate designed to be used with Consumable burning engines manufactured by thermal CTP market leaders Screen and Kodak. We continue to work with other CTP manufacturers to qualify our consumables on their systems. We believe this shift in strategy fundamentally enhances our ability to expand and control our business.
We operate and report on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the consolidated financial statements include the financial reports for the 52-week fiscal year ended December 31, 2005, which we refer to as fiscal 2005, the 52-week fiscal year ended January 1, 2005, which we refer to as fiscal 2004, and the 53-week fiscal year ended January 3, 2004, which we refer to as fiscal 2003.
We intend the discussion of our financial condition and results of operations that follows to provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our consolidated financial statements.
The discussion of results of operations at the consolidated level is presented together with results of operations by business segment.

RESULTS OF OPERATIONS
Results of operations in dollars and as a percentage of revenue were as follows (in thousands of dollars):

	Fiscal Year Ended

	December 31, 2005		January 1, 2005		January 3, 2004

		% of		% of		% of
		revenue		revenue		revenue

Revenue
Product	$225,619	82.3	$116,788	89.9	$82,853	95.0
Service and parts	48,521	17.7	13,063	10.1	4,379	5.0

Total revenue	274,140	100.0	129,851	100.0	87,232	100.0

Cost of revenue
Cost of product	159,282	58.1	78,252	60.3	48,235	55.3
Cost of service and parts	32,862	12.0	9,135	7.0	2,916	3.3

Total cost of revenue	192,144	70.1	87,387	67.3	51,151	58.6

Gross profit	81,996	29.9	42,464	32.7	36,081	41.4

Operating expenses
Research and development	7,335	2.7	6,460	5.0	7,061	8.1
Sales, marketing and customer support	40,396	14.7	17,675	13.6	12,272	14.1
General and administrative	21,187	7.7	12,471	9.6	8,399	9.7
Amortization of intangible assets	2,724	1.0	1,315	1.0	964	1.1
Restructuring and special charges (credits)	874	0.3	(392)	(0.3)	550	0.6

Total operating expenses	72,516	26.4	37,529	28.9	29,246	33.6

Income from continuing operations	9,480	3.5	4,935	3.8	6,835	7.8
Interest and other expense, net	(2,220)	(0.9)	(870)	(0.7)	(167)	(0.1)

Income from continuing operations before income taxes	7,260	2.6	4,065	3.1	6,668	7.7
Provision for income taxes	1,174	0.4	200	0.1	—	—

Income from continuing operations	6,086	2.2	3,865	3.0	6,668	7.7
Income from discontinued operations	—	—	—	—	1,429	1.6

Net income	$6,086	2.2	$3,865	3.0	$8,097	9.3

Fiscal 2005 Compared to Fiscal 2004
Revenue
Consolidated Revenue
Consolidated revenues were $274.1 million in fiscal 2005, an increase of $144.2 million, or 111.1%, from $129.9 million of consolidated revenues in fiscal 2004. Revenue growth in fiscal 2005 reflects the impact of our acquisition strategy launched in 2004 with the Precision and ABDick acquisitions and our success in integrating these operations into our business in 2005. We grew our digital technology base significantly in fiscal 2005, with digital revenues increasing from $104.5 million in fiscal 2004 to $165.6 million in fiscal 2005, an increase of 58%. Revenue into the European market increased from $34.4 million in fiscal 2004 to $57.2 million in fiscal 2005, an increase of 66.0%, largely due to our increased European footprint resulting from the ABDick acquisition and the integration of the Presstek European distributor business with the former A.B. Dick UK Limited operation.
Product equipment revenues were $83.5 million in fiscal 2005, an increase of $43.0 million, or 105.9%, from fiscal 2004. The current year increase is primarily attributable to the Presstek segment and the ABDick acquisition, which business’s direct sales channel favorably impacted our installed base of DI and CTP presses, referred to as consumable burning engines, or CBEs, sold in the current period. We increased digital equipment sales by approximately 300 units, or $23.1 million, in the current fiscal year.
Revenues generated from consumable product sales were $141.8 million in fiscal 2005, an increase of $66.1 million, or 87.2%, from the prior fiscal year. The current year increase is attributable primarily to incremental revenues associated with the Precision and ABDick acquisitions.
Service and parts revenues were $48.5 million in fiscal 2005, an increase of $35.5 million, or 271.4%, from the prior fiscal year. The current year increase is attributable primarily to incremental revenue derived from the ABDick acquisition.
Segment Revenue
In fiscal 2005, we implemented a new internal management reporting structure in connection with organizational changes related to the integration of the ABDick business into our Presstek business. We analyzed the impact of this integration on our operating segments and concluded that the results of operations and balance sheet information for the former ABDick segment should be combined with those of the former Presstek segment and reported as the new Presstek business segment. Accordingly, the historical results of the Presstek segment included herein have been restated to include the results of the former ABDick segment. As part of the integration, Presstek-Europe was reorganized to combine the Presstek European distributor business with the former ABDick-UK operation to enhance the customer support base for the region.
The following business segment revenue information includes intersegment revenues for the Precision and Lasertel segments. Intersegment revenues are eliminated in consolidation.
Presstek Segment
Revenue for the Presstek segment was $255.4 million in fiscal 2005, an increase of $136.8 million, or 115.4%, compared to $118.6 million in fiscal 2004. This revenue increase is primarily attributable to the incremental sales generated from the acquisition of the ABDick business and the introduction of Presstek technology products into those new distribution channels. Equipment, consumables and service/parts revenues increased by $42.0 million, $59.6 million and $35.5 million, respectively.
Digital revenues in the Presstek segment increased 59.2% from $101.6 million in fiscal 2004 to $161.8 million in fiscal 2005. A primary factor in the increase in digital revenues in fiscal 2005 was an 84% increase in sales of CBEs. Product equipment revenue was also favorably impacted by the direct sales channel acquired in the ABDick acquisition and the launch of the Vector TX 52, a new generation of CTP system, into U.S. and European markets, which contributed $1.2 million in incremental revenue in the current year.
In fiscal 2005, we experienced organic growth in several consumable digital product lines, including Profire Digital Media plates, which increased $1.9 million, or 414% year over year. In addition, we entered into several strategic consumable relationships, including those with Heidleberg naming the Quickmaster DI as a preferred plate and Screen USA to market consumable plate products in non-Presstek proprietary CTP systems.
In fiscal 2005, we brought back to Presstek the previously outsourced service of our digital equipment and introduced DI training to service engineers and customer support to drive digital service growth. Our digital service contract mix increased from 18% to 24% in fiscal 2005.
Precision Segment
Revenue for the Precision segment was $25.2 million in fiscal 2005, an increase of $14.0 million, or 124.5%, compared to $11.2 million in fiscal 2004. This increase reflects full-year financial results for the Precision segment in fiscal 2005, compared to the results of the Precision segment for the period subsequent to its acquisition in July 2004.

Lasertel Segment
Revenue for the Lasertel segment was $7.8 million in both fiscal 2005 and fiscal 2004. Revenue earned from external customers increased $0.9 million, from $2.9 million in fiscal 2004 to $3.8 million in fiscal 2005, primarily due to the addition of two significant new customers in the defense and industrial fields.
Cost of Revenue
Consolidated Cost of Revenue
Consolidated cost of product, consisting of costs of material, labor and overhead, shipping and handling costs and warranty expenses, was $159.3 million in fiscal 2005, an increase of $81.0 million, or 103.6%, from $78.3 million in fiscal 2004. The increase is primarily attributable to additional cost of product associated with the Precision and ABDick businesses acquisitions and higher revenues in the current year.
Consolidated cost of service and parts was $32.9 million in fiscal 2005 and $9.1 million in fiscal 2004. These amounts represent the costs of spare parts, labor and overhead associated with the ongoing service of products. These increases are attributable primarily to the addition of the ABDick business in November 2004.
Segment Cost of Revenue
Cost of revenue for the Presstek segment was $170.5 million in fiscal 2005, an increase of $98.5 million, compared to $72.0 million in fiscal 2004. The increase relates primarily to the addition of ABDick and higher production costs driven by increased equipment, consumable and parts sales.
Cost of revenue for the Precision segment was $22.7 million in fiscal 2005, compared to $11.1 million in fiscal 2004. The increase reflects full-year financial results for the Precision segment in fiscal 2005, compared to the results of the Precision segment for the period subsequent to its acquisition in July 2004.
Cost of revenue for the Lasertel segment was $9.1 million in fiscal 2005, compared to $9.5 million in fiscal 2004. The decrease in fiscal 2005 relates to production efficiency gains, yield improvements, and, to a lesser extent, a change in the lives of certain machinery and equipment from five to seven years, resulting in a reduction of depreciation costs of $0.4 million in both the fourth quarter and fiscal 2005. This change in estimate positively impacted net income by $0.3 million and earnings per share on both a basic and diluted basis by $0.01 in both the fiscal 2005 fourth quarter and year.
Consolidated Gross Margin
Consolidated gross margin as a percentage of total revenue was 29.9% in fiscal 2005, compared to 32.7% in fiscal 2004. Gross margin as a percentage of product revenue was 29.4% in fiscal 2005, compared to 33.0% in fiscal 2004. The product gross margin percentage decrease in fiscal 2005 is primarily the result of the addition of the Precision and ABDick businesses, together with a higher mix of equipment revenues, which historically carry lower gross margins than Presstek’s core business. As the impact of integrating the manufacturing operations of Presstek, Precision, and ABDick is fully realized in fiscal 2006, we expect gross margins to improve.
Gross margin as a percentage of service and parts revenue was 32.3% and 30.1% in fiscal 2005 and 2004, respectively. The service and parts gross margin percentage increase in fiscal 2005 is attributable to integration savings resulting from consolidating operations and a shift from an outsourced service provider to internal services.
Research and Development
Research and development expenses primarily consist of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment, consumables and laser diode development efforts. Our research and development team also contribute to the development, presentation, and launch of new technology products at key industry shows in the U.S. and Europe.
Consolidated research and development expenses were $7.3 million in fiscal 2005, an increase of $0.8 million, or 13.5%, from $6.5 million in fiscal 2004. The increase is attributable to additional costs associated with the Precision and ABDick business acquisitions, partially offset by development supplies costs incurred in fiscal 2004 in preparation for the Drupa trade show that were not incurred in 2005. As a percentage of revenue, research and development expenses declined from 5.0% to 2.7% in fiscal 2005 and we expect this decline to continue in future periods as total revenue increases.
Research and development expenses for the Presstek segment were $6.0 million in fiscal 2005, an increase of $0.3 million, or 5.9%, compared to $5.7 million in fiscal 2004. This increase is due to increased salary and benefits costs, partially offset by $0.6 million of development parts and supply costs incurred in fiscal 2004 in preparation for the Drupa trade show that were not incurred in fiscal 2005.
Research and development expenses for the Precision segment were $0.4 million and $0.2 million in fiscal 2005 and fiscal 2004, respectively. The change in 2005 from the prior year is primarily attributable to a full year of Precision operations in fiscal 2005.
Research and development expenses for the Lasertel segment were $0.9 million in fiscal 2005, an increase of $0.3 million, compared to $0.6 million in fiscal 2004. This increase relates primarily to increased salary and benefits costs from additional development personnel associated with new product activities, combined with increased development parts and supplies expenses.
While we expect to continue to invest an estimated $7.0 million internally in research and development in fiscal 2006, our strategy is to identify and collaborate with third parties in development activities designed to leverage Presstek technology and innovation.
Sales, Marketing and Customer Support
Sales, marketing and customer support expenses primarily consist of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs associated with sales, marketing and customer support activities.
Consolidated sales, marketing and customer support expenses were $40.4 million in fiscal 2005, an increase of $22.7 million, or 128.6%, from $17.7 million in fiscal 2004. The increases are primarily attributable to the Precision and ABDick acquisitions, partially offset by operating costs of $0.4 million incurred in fiscal 2004 in preparation for the Drupa trade show that were not incurred in 2005.
Sales, marketing and customer support expenses for the Presstek segment were $39.6 million in fiscal 2005, an increase of $22.6 million, compared to $17.0 million in fiscal 2004. The increase in fiscal 2005 is attributable to the ABDick acquisition, partially offset by operating costs of $0.4 million incurred in fiscal 2004 in preparation for the Drupa trade show that were not incurred in 2005.
Sales, marketing and customer support expenses for the Precision segment were $0.3 million and $0.2 million in fiscal 2005 and fiscal 2004, respectively.
Sales and marketing expenses for the Lasertel segment were $0.4 million in both fiscal 2005 and fiscal 2004. These costs reflect a continuing drive to enhance external revenues from customers in the defense and industrial fields.
In fiscal 2005, we strengthened capacity and capability within the sales, marketing and customer support area through reorganization, training in advanced technology products and services, and changes in key personnel. In fiscal 2006, we expect expenses in this area to increase in absolute dollars as we continue to pursue initiatives designed to drive penetration of Presstek technology.
General and Administrative
Consolidated general and administrative expenses, primarily comprised of payroll and related expenses for personnel, and contracted professional services necessary to conduct our finance, information systems, human resources and administrative activities, were $21.2 million in fiscal 2005, an increase of $8.7 million, or 69.9%, compared to $12.5 million in fiscal 2004. The increase is primarily attributable to the acquisitions of ABDick and Precision, combined with salaries, benefits, professional fees and integration costs incurred by the Presstek segment.
General and administrative expenses were 7.7% of total revenue in fiscal 2005 compared to 9.6% in fiscal 2004. The decrease in fiscal 2005 reflects integration savings associated with the consolidation of operations of both

Precision and ABDick, as well as overall revenue growth of 111.1% in the period due to such acquisitions. We expect to see general and administrative expenses decrease as a percentage of revenue in future periods as our strategy is to position the growth of general and administrative expenses at lower rates than the growth of revenue and as the full-year impact of integration actions is realized.
General and administrative expenses for the Presstek segment were $19.7 million in fiscal 2005, an increase of $8.4 million, or 73.7%, compared to $11.3 million in fiscal 2004. This increase is primarily attributable to additional general and administrative costs associated with the ABDick acquisition, coupled with higher salary and benefit costs and increased fees for professional services.
General and administrative expenses for the Precision segment were $0.6 million and $0.2 million in fiscal 2005 and fiscal 2004, respectively. The change in 2005 from the prior year is primarily attributable to a full year of results for this segment included in fiscal 2005.
General and administrative expenses for the Lasertel segment were $0.8 million in fiscal 2005 and $0.9 million in fiscal 2004.
Amortization of Intangible Assets
Amortization expense of $2.7 million and $1.3 million in fiscal 2005 and fiscal 2004, respectively, relates to intangible assets recorded in connection with the Company’s 2004 ABDick and Precision acquisitions, patents and other purchased intangible assets.
Restructuring and Special Charges/ Credits
In fiscal 2005, we charged $0.9 million of restructuring and special charges related to Precision and ABDick to results of operations. These charges consisted of severance and fringe benefit costs, executive and other contractual obligations, and a settlement with previously terminated employees. In fiscal 2005, we also incurred net costs of $1.5 million associated with the integration of ABDick into Presstek. These costs were recorded as an adjustment to the purchase price of the acquisition. We have already benefited from the resulting cost reductions and expect the full impact to be realized in fiscal 2006. On an annualized basis, restructuring benefits have exceeded $8.5 million.
In fiscal 2004, we reversed $0.4 million of excess restructuring charges related to estimated severance and fringe benefits accrued in fiscal 2003 and 2002 as a result of lower actual fringe benefit costs.
Interest and Other Income/ Expense, Net
Interest expense was $2.5 million in fiscal 2005, an increase of $1.6 million from $0.9 million in fiscal 2004. The increase in interest expense is primarily attributable to higher average debt balances related to financing the two acquisitions completed in 2004 and higher interest rates on borrowings. Effective August 31, 2005, we amended our debt facilities to reduce the current applicable LIBOR Margin to 2.5%, from the previous Applicable LIBOR Margin of 3.5%.
We recorded interest income of $0.1 million and $0.3 million in fiscal 2005 and fiscal 2004, respectively. The decrease in fiscal 2005 is principally a result of decreased cash balances available for investment.
The primary components of other income (expense), net, are gains or losses on foreign currency transactions and disposals of long-lived assets. In fiscal 2005 and fiscal 2004, we recorded losses on foreign currency transactions of $3,000 and $133,000, respectively. We recognized losses on the disposals of long-lived assets totaling $153,000 and $24,000 in fiscal 2005 and fiscal 2004, respectively.
Provision for Income Taxes
Our effective tax rate was 16.2% in fiscal 2005 and 4.9% in fiscal 2004. The variance from the federal statutory rate for fiscal 2005 was primarily due to the recognition of a non-cash deferred tax liability for goodwill, foreign taxes, and alternative minimum taxes.

In fiscal 2004, our effective tax rate differed from the federal statutory rate primarily due to state, foreign and alternative minimum tax, offset by increases in the valuation allowance.
At December 31, 2005, we had net deferred tax assets of approximately $36 million which were subject to consideration of a valuation allowance. A full valuation allowance has been provided against the net deferred tax assets in the U.S. due to the uncertainty of their realization. In the future, continued sustained profitability will cause us to reassess the need for the valuation allowance. We may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to our results of operations and adjustments to recorded goodwill and shareholder equity in the period in which the benefit is determined.
Fiscal 2004 Compared to Fiscal 2003
Revenue
Consolidated Revenue
Consolidated revenues were $129.9 million in fiscal 2004, an increase of $42.7 million, or 48.9%, from $87.2 million of consolidated revenues in fiscal 2003. Revenue growth in fiscal 2004 was primarily the result of the addition of the ABDick and Precision businesses, coupled with $9.9 million of organic growth. The ABDick and Precision business contributed $32.8 million of revenue for the periods subsequent to their respective acquisitions.
Product equipment sales were $40.5 million in fiscal 2004, an increase of $11.6 million, or 40.3%, from fiscal 2003. Revenues generated from consumable product sales were $75.7 million in fiscal 2004, an increase of $23.9 million, or 46.2% from the prior fiscal year. The current year increases are primarily attributable to the addition of the ABDick and Precision businesses, and, to a lesser extent, organic growth.
Segment Revenue
The following revenue information for each of our business segments includes intersegment revenues. These intersegment revenues are eliminated in consolidation.
Revenue for the Presstek segment was $118.6 million in fiscal 2004, an increase of $33.1 million, or 38.7%, compared to $85.5 million in fiscal 2003. This revenue increase is primarily attributable to the addition of ABDick, which contributed $24.3 million of revenues in the fiscal 2004 period subsequent to its acquisition, coupled with organic growth.
Revenue for the Precision segment was $11.2 million in fiscal 2004. We acquired Precision in July 2004; accordingly, there is no comparative historical financial information for fiscal 2003.
Revenue for the Lasertel segment was $7.8 million in fiscal 2004, an increase of $1.0 million, or 14.1%, compared to $6.8 million in fiscal 2003. This increase was primarily related to the sale of products used in applications for the defense industry.
Cost of Revenue
Consolidated Cost of Revenue
Consolidated cost of product, consisting of costs for material, labor and overhead, shipping and handling costs and warranty expenses, was $78.3 million in fiscal 2004, an increase of $30.1 million, or 62.2%, from $48.2 million in fiscal 2003. The increase is primarily attributable to additional cost of product associated with the acquired Precision and ABDick businesses.
Consolidated cost of service and parts was $9.1 million in fiscal 2004 and $2.9 million in fiscal 2003. These amounts represent the costs of spare parts, labor and overhead associated with the ongoing service of products. These increases are primarily attributable to the acquired ABDick business, which incurred $4.8 million of cost in the fiscal 2004 period subsequent to its acquisition by us.

Segment Cost of Revenue
Cost of revenue for the Presstek segment was $72.0 million in fiscal 2004, an increase of $24.3 million, or 51.0%, compared to $47.7 million in fiscal 2003. The increase relates primarily to additional costs associated with the acquired ABDick business.
Cost of revenue for the Precision segment was $11.1 million in fiscal 2004.
Cost of revenue for the Lasertel segment was $9.5 million in fiscal 2004, compared to $8.5 million in fiscal 2003. The increase is primarily due to laser diode production volumes in fiscal 2004, compared to the prior year.
Consolidated Gross Margin
Consolidated gross margin as a percentage of total revenue was 32.7% in fiscal 2004, compared to 41.4% in fiscal 2003. Gross margin as a percentage of product revenue was 33.0% in fiscal 2004, compared to 41.8% in fiscal 2003. Gross margin as a percentage of service and parts revenue was 30.1% and 33.4% in fiscal 2004 and 2003, respectively. The decrease in gross margin in 2004 is primarily the result of the acquired ABDick and Precision businesses, which have traditionally lower gross margins than Presstek’s core business.
Research and Development
Research and development expenses primarily consist of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment, consumables and laser diode development efforts.
Consolidated research and development expenses were $6.5 million in fiscal 2004, a decrease of $0.6 million, or 8.5%, from $7.1 million in fiscal 2003.
Research and development expenses for the Presstek segment were $5.7 million in fiscal 2004, a decrease of $0.6 million, or 9.7%, compared to $6.3 million in fiscal 2003. This decrease is due to reduced salaries and benefits approximating $0.4 million resulting from headcount reductions in the third quarter of 2003, coupled with $0.6 million of reduced development costs related to finalizing the development of our Pro Fire Excel product. These reductions were partially offset by $0.2 million of increased costs related to parts and supplies and professional and contractor services.
Research and development expenses for the Precision segment were $0.2 million in fiscal 2004.
Research and development expenses for the Lasertel segment were $0.6 million in fiscal 2004, a decrease of $0.2 million, compared to $0.8 million in fiscal 2003. This decrease is attributable to $0.1 million of reduced salary and benefit expenses and $0.1 million of reduced costs for parts and supplies and professional and contractor services.
Sales, Marketing and Customer Support
Sales, marketing and customer support expenses primarily consist of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs related to our sales, marketing and customer support activities.
Consolidated sales, marketing and customer support expenses were $17.7 million in fiscal 2004, an increase of $5.4 million, or 44.0%, from $12.3 million in fiscal 2003. The increase is primarily attributable to the addition of the ABDick and Precision business, which accounted for $4.0 million of expenses for the fiscal 2004 periods subsequent to their respective acquisitions.
Sales, marketing and customer support expenses for the Presstek segment were $17.0 million in fiscal 2004, an increase of $5.1 million, compared to $11.9 million in fiscal 2003. The increase is primarily attributable to the acquired ABDick business.
Sales, marketing and customer support expenses for the Precision segment were $0.2 million in fiscal 2004.
Sales and marketing expenses for the Lasertel segment were $0.4 million in both fiscal 2004 and fiscal 2003.

General and Administrative
Consolidated general and administrative expenses, primarily comprised of payroll and related expenses for personnel, and contracted professional services necessary to conduct our finance, information systems, human resources and administrative activities, were $12.5 million in fiscal 2004, an increase of $4.1 million, or 48.5%, compared to $8.4 million in fiscal 2003. The increase is primarily attributable to the addition of the ABDick and Precision businesses, which accounted for $2.9 million of increased general and administrative expense for the periods in fiscal 2004 subsequent to their respective acquisitions.
General and administrative expenses for the Presstek segment were $11.3 million in fiscal 2004, an increase of $3.9 million, or 52.9%, compared to $7.4 million in fiscal 2003. The primary components of this increase are $2.6 million of expenses attributable to the acquired ABDick business, $0.6 million of expenses related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and increased legal fees related to the shareholder suit aggregating $0.5 million.
General and administrative expenses for the Precision segment were $0.2 million in fiscal 2004.
General and administrative expenses for the Lasertel segment were $0.9 million in fiscal 2004 and $1.0 million in fiscal 2003. The decrease is primarily attributable to lower professional services expenses in fiscal 2004.
Amortization of Intangible Assets
Amortization expense of $1.3 million in fiscal 2004 relates to intangible assets recorded in connection with our 2004 ABDick and Precision acquisitions, patents and other purchased intangible assets. Amortization expense of $1.0 million in fiscal 2003 primarily relates to in-service patents.
Restructuring and Special Charges/Credits
In fiscal 2004, we reversed $0.4 million in excess amounts originally accrued in fiscal 2003 and 2002 for severance. In fiscal 2003, we recorded $0.6 million of restructuring and special charges related to severance and fringe benefit costs associated with the reduction of approximately 43 employees, primarily in manufacturing, research and development and administration, of which $0.5 million was recorded by the Presstek segment and $0.1 million was recorded by the Lasertel segment.
Interest and Other Income/Expense, Net
Interest expense was $0.9 million and $0.7 million in fiscal 2004 and fiscal 2003, respectively. The increase is primarily attributable to higher average debt balances in fiscal 2004 as a result of the business acquisitions, coupled with higher interest rates on outstanding borrowings.
We recorded interest income of $0.3 million in both fiscal 2004 and fiscal 2003.
The primary components of other income (expense), net, are gains or losses on foreign currency transactions and disposals of long-lived assets. In fiscal 2004, we recorded losses on foreign currency transactions and disposals of long lived assets totaling $133,000 and $24,000, respectively. The 2003 amount is primarily comprised of gains on foreign currency transactions totaling $196,000.
Provision for Income Taxes
The Company’s effective tax rate was 4.9% in fiscal 2004. The rate differs from the statutory rate primarily as a result of the partial reversal of the valuation allowance related to net operating loss carryforwards. The increase in the provision relates to the recognition of a non-cash deferred tax liability for goodwill, foreign taxes and alternative minimum taxes. We did not record any income tax expense in fiscal 2003 due to net operating loss carryforwards used in the period.

Liquidity and Capital Resources
We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings. At December 31, 2005, we had $5.6 million of cash and $41.4 million of working capital, compared to $8.7 million of cash and $41.1 million of working capital at January 1, 2005.
Our operating activities provided $11.7 million of cash in the year ended December 31, 2005. Cash provided by operating activities primarily came from net income, after adjustments for non-cash depreciation, amortization, restructuring and special charges, provisions for warranty costs and accounts receivable allowances, stock compensation expense and losses on the disposal of assets. Net income and non-cash items were further benefited from an increase of $9.2 million in accounts payable, primarily related to the timing of purchases and payments to suppliers. These amounts were partially offset by increases of $7.3 million and $7.1 million in accounts receivable and inventories, respectively, and decreases of $2.5 million and $1.9 million in accrued expenses and deferred revenue, respectively. Accounts receivable increases in the current year are primarily attributable to increased revenues in fiscal 2005 compared to the prior fiscal year and an increase in days sales outstanding from 39 in 2004 to 53 in fiscal 2005, driven principally by the timing of funding from equipment leasing partners. Higher inventory levels at December 31, 2005, reflected in a decrease in inventory turns from 4.8 in 2004 to 3.8 in 2005, were primarily attributable to manufacturing consolidation actions, raw materials and parts associated with the production ramp-up of the Vector TX52, and additional Lasertel inventory related to increased external sales.
We used net cash of $11.6 million for investing activities in fiscal 2005, primarily comprised of $6.1 million of additions to property, plant and equipment, $2.2 million of investments in patents and other intangible assets and $3.5 million of transaction and accrued integration costs paid related to the acquisition of the ABDick business. Our additions to property, plant and equipment primarily relate to production equipment, investments in infrastructure improvements and leasehold improvements related to our new facilities in Canada and the United Kingdom. Our investment in patents and other intangible assets includes $0.8 million of payments to a manufacturer under an agreement whereby the manufacturer will design and prototype a product incorporating Presstek products and technology.
Our financing activities used $3.2 million of net cash, comprised of payments on our current term loan and capital lease aggregating $5.5 million and $0.8 million of net payments on our current line of credit. These amounts were partially offset by $3.1 million of cash received from the exercise of stock options and purchase of common stock under our employee stock purchase program.
In November 2004, in connection with the acquisition of the ABDick business, we replaced our then current credit facilities with $80.0 million in Senior Secured Credit Facilities, referred to as the Facilities, from three lenders. The terms of the Facilities include a $35.0 million five year secured term loan, referred to as the Term Loan, and a $45.0 million five year secured revolving line of credit, referred to as the Revolver, which replaced our then-existing term loan and revolver entered into in October 2003. At December 31, 2005, we had $11.6 million outstanding under letters of credit, thereby reducing the amount available under the Revolver to $27.4 million. At December 31, 2005 and January 1, 2005, the interest rates on the outstanding balance of the Revolver were 6.9% and 5.8%, respectively. Principal payments on the Term Loan will be made in consecutive quarterly installments which began on March 31, 2005 initially in the amount of $0.25 million, and which will continue quarterly thereafter in the amount of $1.75 million, with a final settlement of all remaining principal and unpaid interest on November 4, 2009. The Facilities were used to partially finance the acquisition of the business of ABDick, and will be available for working capital requirements, capital expenditures, acquisitions, and general corporate purposes. Borrowings under the Facilities bear interest at either (i) the London InterBank Offered Rate, or LIBOR, plus applicable margins or (ii) the Prime Rate, as defined in the agreement, plus applicable margins. The applicable margins range from 1.25% to 4.0% for LIBOR, or up to 1.75% for the Prime Rate, based on certain financial performance. At December 31, 2005 and January 1, 2005, the effective interest rates on the Term Loan were 7.5% and 5.7%, respectively. Effective August 31, 2005, we amended our Facilities to reduce the current Applicable LIBOR Margin to 2.5%, from the previous Applicable LIBOR Margin of 3.5%.
Under the terms of the Revolver and Term Loan, we are required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA, a non-U.S. GAAP measurement that we define as earnings before interest, taxes, depreciation, amortization and restructuring and special charges, and minimum fixed charge coverage covenants. As of December 31, 2005, we were in compliance with all financial covenants.
On November 23, 2005, we purchased equipment under a capital lease arrangement qualifying under SFAS No. 13, Accounting for Leases (“SFAS 13”). The lease has a three-year term and expires in November 2008, at which time we may purchase the time collection system for a minimal amount. The lease carries an interest rate of 6.95% per year. The equipment is included as a component of property, plant and equipment and the current and long-term principal amounts of the lease obligation are included as components of current portion of long-term debt and capital lease obligation and long-term debt and capital lease obligation in our consolidated balance sheet at December 31, 2005.
We believe that existing funds, cash flows from operations, and cash available under our Revolver should be sufficient to satisfy working capital requirements and capital expenditures through the next twelve months. There can be no assurance, however, that we will not require additional financing, or that such additional financing, if needed, would be available on acceptable terms.
Our anticipated capital expenditures for fiscal 2006 range between $5.0 million and $7.0 million, including expenditures related to our computer systems infrastructure and equipment to be used in the production of our DI and CTP equipment and consumable products.
We believe that existing funds, cash flows from operations, and cash available under our Revolver should be sufficient to satisfy working capital requirements and capital expenditures through the next twelve months. There can be no assurance, however, that we will not require additional financing, or that such additional financing, if needed, will be available on acceptable terms.

Contractual Obligations
Our contractual obligations at December 31, 2005 consist of the following (in thousands):

		Payments Due by Period

		Less than	One to Three	Three to
	Total	One Year	Years	Five Years

Senior Secured Credit Facilities	$35,536	$13,036	$14,000	$8,500
Estimated interest payments on Senior Secured Credit Facilities	4,995	2,049	2,499	447
Capital lease, including contractual interest	118	37	81	—
Minimum royalty obligation	600	600	—	—
Executive contractual obligations	2,164	1,229	935	—
Operating leases	5,467	1,685	2,016	1,766

Total contractual obligations	$48,880	$18,636	$19,531	$10,713

The amounts above related to estimated interest payments on our Senior Secured Credit Facilities are based upon the interest rates in effect at December 31, 2005. Actual interest amounts could differ from the estimates above.
In fiscal 2000, we entered into an agreement with Fuji Photo Film Co., Ltd., whereby minimum royalty payments to Fuji are required based on specified sales volumes of our A3 format size four-color sheet-fed press. The agreement provides for payment of a total of $14.0 million in royalties, including an aggregate minimum of $6.0 million over its term. As of December 31, 2005, the Company had paid Fuji $5.4 million related to this agreement. We currently expect future sales volume to be sufficient to satisfy minimum commitments under the agreement. In the event of a volume shortfall over the term of the agreement, we are obligated to fund the shortfall as a lump-sum payment. Were such lump-sum payment required, we do not believe the amount of the payment will be material.
We have employment agreements with certain of our employees, some of which include change of control agreements that provide them with benefits should their employment with us be terminated other than for cause or their disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time from the date of any change of control of us.
From time to time we have engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party. In certain situations, we may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, we may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, we would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). The maximum contingent obligation under these shortfall payment arrangements is estimated to be $0.5 million at December 31, 2005. As of December 31, 2005, there were no defaults by ultimate lessees.
Effect of Inflation
Inflation has not had, and is not expected to have, a material impact on our financial conditions or results of operations.
Net Operating Loss Carryforwards
At December 31, 2005, we had net operating loss carryforwards for tax purposes totaling $77.5 million, of which $49.2 million resulted from stock option compensation deductions for U.S. federal tax purposes and $28.3 million resulted from operating losses. To the extent that net operating losses resulting from stock option compensation deductions become realizable, the benefit will be credited directly to additional paid-in capital. The amount of net operating loss carryforwards that may be utilized in any future period may be subject to certain limitations, based upon changes in the ownership of our common stock.
Critical Accounting Policies and Estimates
General
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles as adopted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, warranty obligations, allowances for doubtful accounts, slow-moving and obsolete inventories, long-lived assets and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

Products

End-User Customers — Under the Company’s standard terms and conditions of sale of equipment, title and risk of loss is transferred to third-party end-user customers upon completion of installation and revenue is recognized accordingly, unless customer acceptance is uncertain or significant deliverables remain. Sales of other products, including printing plates, are recognized at the time of shipment.

OEM Relationships — Product revenue and any related royalties for products sold to companies with whom we have an OEM relationship are recognized at the time of shipment. Contracts with companies with whom we have OEM relationships do not include price protection or product return rights; however, the Company may elect, in certain circumstances, to accept returns of product.

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

Sales Transactions Financed with Recourse Clauses
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
Allowance for Doubtful Accounts
The Company’s accounts receivable are customer obligations due under normal trade terms, carried at face value less an allowance for doubtful accounts. The Company evaluates its allowance for doubtful accounts on an ongoing basis and adjusts for potential credit losses when it determines that receivables are at risk for collection based upon the length of time receivables are outstanding, past transaction history and various other criteria. Receivables are written off against reserves in the period they are determined to be uncollectible.
Product Warranties
Presstek warrants its products against defects in material and workmanship for various periods, determined by the product, generally from a period of ninety days to a period of one year from the date of installation or shipment. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service costs incurred in correcting a product failure. Should actual product failure rates, material usage or service costs differ from our estimates, revisions to the estimated warranty liability would be required.
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

Property, Plant and Equipment, Net
Property, plant and equipment are stated at cost and are depreciated using a straight-line method over their respective estimated useful lives. Leasehold improvements are amortized over the shorter of the remaining term of the lease or the life of the related asset. The estimated useful lives assigned to the Company’s other property, plant and equipment are as follows:

Buildings and improvements	25 - 30 years
Production equipment and other	5 - 10 years
Office furniture and equipment	3 - 7 years
The Company periodically reviews the remaining lives of property, plant and equipment as a function of the original estimated lives assigned to these assets for purposes of recording appropriate depreciation expense. Factors that could impact the estimated useful life of a fixed asset, in addition to physical deterioration from the passage of time and depletion, include, but are not limited to, plans of the enterprise and anticipated use of the assets. During the fourth quarter of 2005, as part of its periodic review process, the Company performed a review of the machinery and equipment of its Lasertel subsidiary and related assumptions and expectations for this machinery and equipment. As a result of this review, the Company determined that the original estimated useful life of five years assigned to certain assets at the time of purchase should be extended to seven years. The effect of this change in accounting estimate resulted in a reduction to depreciation expense of $0.4 million in the fourth quarter of 2005, and contributed $0.3 million to net income and $0.01 to reported basic and diluted earnings per share for fiscal 2005.
Acquisitions
In accordance with the purchase method of accounting, the fair values of assets acquired and liabilities assumed are determined and recorded as of the date of the acquisition. The Company utilizes an independent valuation specialist to determine the fair values of identifiable intangible assets acquired in order to determine the portion of the purchase price allocable to these assets. Costs to acquire the business, including transaction costs, are allocated to the fair value of net assets acquired. Any excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill.
As part the allocation of purchase price, the Company records liabilities, including lease termination costs and certain employee severance costs, in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Throughout the allocation period, these accruals are reviewed and adjusted for changes in cost and timing assumptions.
Goodwill and Intangible Assets
Presstek has goodwill and net intangible assets of $35.1 million at December 31, 2005. Goodwill and intangible assets with indefinite lives are tested annually for impairment in accordance with the goodwill provisions of SFAS 142. Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Recoverability of intangible assets with estimated lives and other long-lived assets is measured by comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset. The Company determines the discount rate for this analysis based on the expected internal rate of return of the related business and does not allocate interest charges to the asset or asset group being measured. Considerable judgment is required to estimate discounted future operating cash flows. Judgment is also required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price for a sustained period of time. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in the models and valuation reports.
Patents represent the cost of preparing and filing applications to patent the Company’s proprietary technologies, in addition to certain patent and license rights obtained in the Company’s acquisitions or other related transactions. Such costs are amortized over a period ranging from five to seven years, beginning on the date the patents or rights are issued or acquired.
From time to time the Company enters into agreements with third parties under which the third party will design and prototype a product incorporating Presstek products and technology. The capitalized costs associated with these types of agreements will be amortized over the estimated sales life-cycle and future cash flows from sales of the product. The Company does not amortize capitalized costs related to either patents or purchased intellectual property until the respective asset has been placed into service.
The Company amortizes license agreements and loan origination fees over the term of the respective agreement. The amortizable lives of the Company’s other intangible assets are as follows:

Trade names	2 - 3 years
Customer relationships	7 - 10 years
Software licenses	3 years
Non-compete covenants	5 years
Accounting for Income Taxes
Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
We monitor the realization of our deferred tax assets based on changes in circumstances; for example, recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. Our income tax provisions and our assessment of the realizability of our deferred tax assets involve significant judgments and estimates. If we continue to generate taxable income through profitable operations in future years we may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to our results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination and stock compensation.
The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries, which the Company considers to be permanent investments.
Recently Issued Accounting Standards
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
In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. In accordance with this rule, the Company will adopt SFAS 123R in the first quarter of fiscal 2006 and will adopt this guidance using the modified prospective method. On December 31, 2005, in accordance with the provisions of its option plans, the Company accelerated the vesting of all of its outstanding options to purchase common stock and, accordingly, had no unvested options as of that date. Any stock compensation expense in future periods would relate to options or warrants to purchase common stock issued subsequent to December 31, 2005.
In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”), an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing. SFAS 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that the allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. This pronouncement is effective for the Company for fiscal periods beginning October 1, 2005. We are currently reviewing the impact of implementing SFAS 151 on our consolidated balance sheet, statement of income and statement of cash flows.
Off-Balance Sheet Arrangements
We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of December 31, 2005, we were not involved in any unconsolidated SPE transactions.
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates primarily as a result of our borrowing activities, commodity price risk, and to a lesser extent, our investing activities and foreign currency fluctuations. The Company has established procedures to manage its fluctuations in interest rates and foreign currency exchange rates.
Our long-term borrowings are in variable rate instruments, with interest rates tied to either the Prime Rate or the LIBOR. A 100 basis point change in these rates would have an impact of approximately $0.4 million on our annual interest expense, assuming consistent levels of floating rate debt with those held at the end of fiscal 2005.
Commodity price movements create a market risk by affecting the price we must pay for certain raw materials. The Company purchases aluminum for use in manufacturing consumables products and is embedded in certain components we purchase from major suppliers. From time to time, we enter into agreements with certain suppliers to manage price risks within a specified range of prices; however, our suppliers generally pass on significant commodity price changes to us in the form of revised prices on future purchases. In general, the Company has not used commodity forward or option contracts to manage this market risk.

The Company operates foreign subsidiaries in Canada and Europe and is exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. Presstek routinely evaluates whether the foreign exchange risk associated with its foreign currency exposures acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency. In general, the Company does not hedge the net assets or net income of its foreign subsidiaries. In addition, certain key customers and strategic partners are not located in the United States. As a result, these parties may be subject to fluctuations in foreign exchange rates. If their home country currency were to decrease in value relative to the United States dollar, their ability to purchase and market our products could be adversely affected and our products may become less competitive to them. This may have an adverse impact on our business. Likewise, certain major suppliers are not located in the United States and thus, such suppliers are subject to foreign exchange rate risks in transactions with us. Decreases in the value of their home country currency, versus that of the United States dollar, could cause fluctuations in supply pricing which could have an adverse effect on our business.

PART II

Item 8.	Financial Statements and Supplementary Data

Page

Report of Independent Registered Public Accounting Firm	54
Consolidated Balance Sheets as of December 31, 2005 and January 1, 2005	55
Consolidated Statements of Income for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004	56
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004	57
Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004	58
Notes to Consolidated Financial Statements	60

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Presstek, Inc.
Hudson, New Hampshire
We have audited the accompanying consolidated balance sheets of Presstek, Inc. and its subsidiaries as of December 31, 2005 and January 1, 2005, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for the fiscal years ended December 31, 2005, January 1, 2005, and January 3, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Presstek, Inc. and its subsidiaries at December 31, 2005 and January 1, 2005, and the results of its operations and its cash flows for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2006 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Boston, Massachusetts
March 16, 2006

PRESSTEK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per-share data)

	December 31,	January 1,
	2005	2005

ASSETS
Current assets
Cash and cash equivalents	$5,615	$8,739
Accounts receivable, net	44,088	38,946
Inventories, net	50,083	44,229
Other current assets	1,175	1,499

Total current assets	100,961	93,413
Property, plant and equipment, net	45,250	47,372
Intangible assets, net	11,974	10,460
Goodwill	23,089	18,888
Other noncurrent assets	213	1,185

Total assets	$181,487	$171,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligation	$7,037	$5,500
Line of credit	6,036	6,822
Accounts payable	21,199	13,394
Accrued expenses	16,718	16,060
Deferred revenue	8,579	10,520

Total current liabilities	59,569	52,296
Long-term debt and capital lease obligation, less current portion	22,570	29,500
Deferred income taxes	715	120

Total liabilities	82,854	81,916

Commitments and contingencies (See Note 20)
Stockholders’ equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 35,366,024 and 34,896,985 shares issued and outstanding at December 31, 2005 and January 1, 2005, respectively	354	349
Additional paid-in capital	106,268	102,962
Accumulated other comprehensive income (loss)	(59)	107
Accumulated deficit	(7,930)	(14,016)

Total stockholders’ equity	98,633	89,402

Total liabilities and stockholders’ equity	$181,487	$171,318

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per-share data)

	Fiscal year ended

	December 31,	January 1,	January 3,
	2005	2005	2004

Revenue
Product	$225,619	$116,788	$82,853
Service and parts	48,521	13,063	4,379

Total revenue	274,140	129,851	87,232

Cost of revenue
Product	159,282	78,252	48,235
Service and parts	32,862	9,135	2,916

Total cost of revenue	192,144	87,387	51,151

Gross profit	81,996	42,464	36,081

Operating expenses
Research and development	7,335	6,460	7,061
Sales, marketing and customer support	40,396	17,675	12,272
General and administrative	21,187	12,471	8,399
Amortization of intangible assets	2,724	1,315	964
Restructuring and special charges (credits)	874	(392)	550

Total operating expenses	72,516	37,529	29,246

Income from continuing operations	9,480	4,935	6,835
Interest and other income (expense), net	(2,220)	(870)	(167)

Income from continuing operations before income taxes	7,260	4,065	6,668
Provision for income taxes	1,174	200	—

Income from continuing operations	6,086	3,865	6,668
Income from discontinued operations	—	—	1,429

Net income	$6,086	$3,865	$8,097

Earnings per common share — basic
Income from continuing operations	$0.17	$0.11	$0.20
Income from discontinued operations	—	—	0.04

	$0.17	$0.11	$0.24

Earnings per common share — diluted
Income from continuing operations	$0.17	$0.11	$0.20
Income from discontinued operations	—	—	0.04

	$0.17	$0.11	$0.24

Weighted average shares outstanding
Weighted average shares outstanding — basic	35,153	34,558	34,167
Dilutive effect of options	419	799	233

Weighed average shares outstanding — diluted	35,572	35,357	34,400

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands)

				Accumulated	Retained
	Common stock		Additional	other	earnings
			paid-in	comprehensive	(accumulated
	Shares	Par value	capital	income (loss)	deficit)	Total

Balance at December 28, 2002	34,125	$341	$97,403	$—	$(25,978)	$71,766
Issuance of common stock	77	1	366	—	—	367
Unrealized loss related to interest rate swaps(1)	—	—	—	(47)	—	(47)
Net income	—	—	—	—	8,097	8,097

Balance at January 3, 2004	34,202	342	97,769	(47)	(17,881)	80,183
Issuance of common stock	695	7	5,193	—	—	5,200
Realization of loss related to interest rate swaps(1)	—	—	—	47	—	47
Currency translation adjustments(1)	—	—	—	107	—	107
Net income	—	—	—	—	3,865	3,865

Balance at January 1, 2005	34,897	349	102,962	107	(14,016)	89,402
Issuance of common stock	469	5	3,306	—	—	3,311
Currency translation adjustments(1)	—	—	—	(166)	—	(166)
Net income	—	—	—	—	6,086	6,086

Balance at December 31, 2005	35,366	$354	$106,268	$(59)	$(7,930)	$98,633

Comprehensive income is calculated as follows:

	Year Ended

	December 31,	January 1,	January 3,
	2005	2005	2004

Net income	$6,086	$3,865	$8,097
Adjustments to accumulated other comprehensive income (loss)(1)	(166)	154	(47)

Comprehensive income	$5,920	$4,019	$8,050

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal year ended

	December 31,	January 1,	January 3,
	2005	2005	2004

Operating activities
Net income	$6,086	$3,865	$8,097
Less income from discontinued operations	—	—	(1,429)

Income from continuing operations	6,086	3,865	6,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,225	7,791	7,903
Amortization of intangible assets	2,724	1,315	964
Restructuring and special charges (credits)	874	(392)	550
Provision for warranty costs	1,558	1,109	1,228
Provision for accounts receivable allowances	1,397	1,949	1,358
Stock compensation expense	148	—	—
Loss on disposal of assets	153	24	—
Changes in operating assets and liabilities:
Accounts receivable	(7,344)	(6,427)	(1,172)
Inventories	(7,054)	(6,351)	(639)
Other current assets	214	324	(510)
Other noncurrent assets	(43)	(304)	(309)
Accounts payable	9,218	(4,517)	1,419
Accrued expenses	(2,486)	6,936	(3,508)
Deferred revenue	(1,940)	1,039	300

Net cash provided by operating activities	11,730	6,361	14,252

Investing activities
Purchase of property, plant and equipment	(6,129)	(2,194)	(1,344)
Business acquisitions, net of cash acquired	(3,467)	(55,468)	—
Investment in patents and other intangible assets	(2,176)	(387)	(399)
Proceeds from the sale of long-lived assets	124	5	—

Net cash used in investing activities	(11,648)	(58,044)	(1,743)

Financing activities
Net proceeds from issuance of common stock	3,113	5,200	367
Proceeds from term loan	—	35,000	15,000
Repayments of term loan and capital lease	(5,503)	(14,464)	(7,953)
Net borrowings (repayments) under line of credit agreement	(786)	6,822	—
Repayments of lease line of credit	—	—	(9,290)
Debt financing costs	—	(332)	—

Net cash provided by (used in) financing activities	(3,176)	32,226	(1,876)

Effect of exchange rate changes on cash and cash equivalents	(30)	—	—

Net increase (decrease) in cash and cash equivalents	(3,124)	(19,457)	10,633
Cash and cash equivalents, beginning of period	8,739	28,196	17,563

Cash and cash equivalents, end of period	$5,615	$8,739	$28,196

	Fiscal year ended

	December 31,	January 1,	January 3,
	2005	2005	2004

Supplemental disclosure of cash flow information
Cash paid for interest	$2,459	$923	$707
Cash paid for income taxes	$327	$—	$—
Supplemental disclosure of cash flows related to business acquisitions
The acquisitions are summarized as follows:
Fair value of assets acquired and adjustments to final purchase price allocations, excluding cash	$2,830	$79,497
Payments in connection with the acquisitions, net of cash acquired	(3,467)	(55,468)

Liabilities assumed and adjustments to final purchase price allocations	$(637)	$24,029

Supplemental disclosure of non-cash investing and financing activities
On July 2, 2005, the Company entered into a series of agreements with a customer and a material end-user whereby the Company received ownership of certain assets of the customer, comprised of patents, intellectual property and know-how, as well as the customer’s rights under a supply contract it had with the material end-user, in exchange for the Company’s rights to its accounts receivable for trade and advances by the Company to the customer. A summary of the transaction is as follows:

Fiscal year
ended
December 31,
2005

Consideration by the Company
Accounts receivable	$888
Other noncurrent assets	920

Total non-cash consideration	$1,808

Assets received by the Company
Patents	$1,677
Customer contracts/customer list	131

Total non-cash assets received	$1,808

On November 23, 2005, the Company entered into a capital lease to obtain equipment. A summary of this transaction is as follows:

Capital lease financing entered into by the Company
Current portion of long-term debt and capital lease obligations	$40
Long-term debt and capital lease obligations	70

$110

Asset financed through capital lease by the Company
Property, plant and equipment	$110

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF THE BUSINESS
Presstek, Inc. (“Presstek”, the “Company”, “we”) is a market-focused company primarily engaged in the design, manufacture, sales and service of high-technology digital imaging solutions to the graphic arts industry worldwide. We are helping to lead the industry’s transformation from analog print production methods to digital imaging technology. We are a leader in the development of advanced printing systems using digital imaging equipment and consumables-based solutions that economically benefit the user through a streamlined workflow and chemistry free, environmentally responsible operation. We are also a leading sales and service channel in the small to mid-sized commercial, quick and in-plant printing markets offering a wide range of solutions to over 20,000 customers worldwide.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.
On November 5, 2004, the Company, through its wholly-owned subsidiary, ABD International, Inc. (“ABDick”) completed the acquisition of certain assets and the assumption of certain liabilities of The A.B. Dick Company, which the Company acquired through a Section 363 sale in the United States Bankruptcy Court. On July 30, 2004, we acquired the stock of Precision Lithograining Corp. (“Precision”). The results of these acquired entities are included in the Company’s Consolidated Statements of Income and of Cash Flows for the periods subsequent to their respective acquisitions.
The Company’s operations are currently organized into three business segments: (i) Presstek; (ii) Precision; and (iii) Lasertel. The Presstek segment is primarily engaged in the development, manufacture, sale and servicing of digital imaging systems and patented printing plate technologies for direct-to-press, or on-press applications, and CTP, or off-press applications, for the graphic arts and printing industries, primarily serving the short-run, full-color market segment. The Precision segment is primarily engaged in the development, manufacture and sale of our patented digital plates, as well as digital analog plates for other customers. The Lasertel segment is primarily engaged in the manufacture and development of high-powered laser diodes for sale to Presstek and to external customers. The Company implemented a new internal management reporting structure in connection with organizational changes related to the integration of the ABDick business into the Company’s Presstek business. The Company analyzed the impact of this integration on its operating segments and concluded that the results of operations and balance sheet information for the former ABDick segment should be combined with those of the former Presstek segment and reported as the new Presstek business segment. Accordingly, the historical results of the Presstek segment included herein have been restated to include the results of the former ABDick segment. Any future changes to this organizational structure may result in changes to the business segments currently disclosed.
The Company operates and reports on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements presented herein include the financial results for the 52-week fiscal year ended December 31, 2005 (“fiscal 2005”), the 52-week fiscal year ended January 1, 2005 (“fiscal 2004”) and the 53-week fiscal year ended January 3, 2004 (“fiscal 2003”).
Use of Estimates
The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates and assumptions also affect the amount of revenues and expenses during the reported period. Management believes the most judgmental estimates include those related to product returns, warranty obligations, allowance for doubtful accounts, slow-moving and obsolete inventories, income taxes, the valuation of goodwill, other intangible assets and tangible long-lived assets and warranty obligations. The Company bases its estimates and judgments on historical experience and various other appropriate factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.
Revenue Recognition
The Company recognizes revenue principally from the sale of products (equipment, consumables, laser diodes) and services (equipment maintenance contracts, installation, training, support, and spare parts). Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, collection is reasonably assured and no future services related to the installation are required. When a sales arrangement contains multiple elements, such as equipment and services, revenue is allocated to each element based on its relative fair value. When the fair value of an undelivered element cannot be determined, the Company defers revenue for the delivered elements until the undelivered elements are delivered. A general right of return or cancellation does not exist once product is delivered to the customer; however, the Company may elect, in certain circumstances, to accept returns of product. Product revenues are recorded net of estimated returns, which are adjusted periodically, based upon historical rates of return. The estimated cost of post-sale obligations, including product warranties, is accrued at the time revenue is recognized based on historical experience.
The Company records amounts invoiced to customers in excess of revenue recognized as deferred revenue until all revenue recognition criteria are met.
The Company accounts for shipping and handling fees passed on to customers as revenue. Shipping and handling costs are reported as components of cost of revenue (product) and cost of revenue (service and parts).

Products

End-User Customers — Under the Company’s standard terms and conditions of sale of equipment, title and risk of loss is transferred to third-party end-user customers upon completion of installation and revenue is recognized accordingly, unless customer acceptance is uncertain or significant deliverables remain. Sales of other products, including printing plates, are recognized at the time of shipment.

OEM Relationships — Product revenue and any related royalties for products sold to companies with whom we have an OEM relationship are recognized at the time of shipment. Contracts with companies with whom we have OEM relationships do not include price protection or product return rights; however, the Company may elect, in certain circumstances, to accept returns of product.

Distributor Relationships — Revenue for product sold to distributors, whereby the distributor is responsible for installation, is recognized at shipment. Revenue for equipment sold to distributors whereby the Company is responsible for installation, for which the installation is not deemed inconsequential, is recognized upon completion of installation. Except in the case of termination of the contract, which includes product return rights, contracts with distributors do not include price protection or product return rights; however, the Company may elect, in certain circumstances, to accept returns of product.

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

Sales Transactions Financed with Recourse Clauses

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

Fair Value of Financial Instruments
The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its credit agreement, approximate fair value because the interest rates are based on floating rates identified by reference to market rates. The carrying amount of the Company’s capital lease approximates fair value because the amount financed is equivalent to the fair value of the long-lived asset acquired in the transaction. At both December 31, 2005 and January 1, 2005, the fair value of the Company’s long-term debt approximated carrying value.
Cash and Cash Equivalents
All cash investments, which may include savings deposits, certificates of deposit, money market funds and highly liquid debt instruments, have original maturities of three months or less and are classified as cash equivalents.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company may invest in high-quality money market instruments, securities of the U.S. government, and high-quality corporate issues. Accounts receivable are generally unsecured and are derived from the Company’s customers located around the world. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.
Accounts Receivable, Net of Allowance for Doubtful Accounts
The Company’s accounts receivable are customer obligations due under normal trade terms, carried at face value less an allowance for doubtful accounts. The Company evaluates its allowance for doubtful accounts on an ongoing basis and adjusts for potential credit losses when it determines that receivables are at risk for collection based upon the length of time receivables are outstanding, past transaction history and various other criteria. Receivables are written off against reserves in the period they are determined to be uncollectible.
Inventories, Net
Inventories include material, direct labor and related manufacturing overhead, and are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value. The Company assesses the recoverability of inventory to determine whether adjustments for impairment are required. Inventory that is in excess of future requirements is written down to its estimated value based upon forecasted demand for its products. If actual demand is less favorable than what has been forecasted by management, additional inventory write-downs may be required.
Property, Plant and Equipment, Net
Property, plant and equipment are stated at cost and are depreciated using a straight-line method over their respective estimated useful lives. Leasehold improvements are amortized over the shorter of the remaining term of the lease or the life of the related asset. The estimated useful lives assigned to the Company’s other property, plant and equipment are as follows:

Buildings and improvements	25 - 30 years
Production equipment and other	5 - 10 years
Office furniture and equipment	3 - 7 years
The Company periodically reviews the remaining lives of property, plant and equipment as a function of the original estimated lives assigned to these assets for purposes of recording appropriate depreciation expense. Factors that could impact the estimated useful life of a fixed asset, in addition to physical deterioration from the passage of time and depletion, include, but are not limited to, plans of the enterprise and anticipated use of the assets. During the fourth quarter of 2005, as part of its periodic review process, the Company performed a review of the machinery and equipment of its Lasertel subsidiary and related assumptions and expectations for this machinery and equipment. As a result of this review, the Company determined that the original estimated useful life of five years assigned to certain assets at the time of purchase should be extended to seven years. The effect of this change in accounting estimate resulted in a reduction to depreciation expense of $0.4 million in the fourth quarter of 2005, and contributed $0.3 million to net income and $0.01 to reported basic and diluted earnings per share for fiscal 2005.
Acquisitions
In accordance with the purchase method of accounting, the fair values of assets acquired and liabilities assumed are determined and recorded as of the date of the acquisition. The Company utilizes an independent valuation specialist to determine the fair values of identifiable intangible assets acquired in order to determine the portion of the purchase price allocable to these assets. Costs to acquire the business, including transaction costs, are allocated to the fair value of net assets acquired. Any excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill.
As part the allocation of purchase price, the Company records liabilities, including lease termination costs and certain employee severance costs, in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Throughout the allocation period, these accruals are reviewed and adjusted for changes in cost and timing assumptions.
Intangible Assets and Goodwill
Intangible assets consist of patents, intellectual property, license agreements and certain identifiable intangible assets resulting from business combinations, including trade names, customer relationships, non-compete covenants, software licenses and loan origination fees.
Patents represent the cost of preparing and filing applications to patent the Company’s proprietary technologies, in addition to certain patent and license rights obtained in the Company’s acquisitions or other related transactions. Such costs are amortized over a period ranging from five to seven years, beginning on the date the patents or rights are issued or acquired.
From time to time the Company enters into agreements with third parties under which the third party will design and prototype a product incorporating Presstek products and technology. The capitalized costs associated with these types of agreements will be amortized over the estimated sales life-cycle and future cash flows from sales of the product. The Company does not amortize capitalized costs related to either patents or purchased intellectual property until the respective asset has been placed into service.
At December 31, 2005 and January 1, 2005, the Company had recorded $1.5 million and $0.9 million, respectively, of costs related to patents and intellectual property not yet in service.
The Company amortizes license agreements and loan origination fees over the term of the respective agreement.

The amortizable lives of the Company’s other intangible assets are as follows:

Trade names	2 - 3 years
Customer relationships	7 - 10 years
Software licenses	3 years
Non-compete covenants	5 years
Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and identifiable intangible assets acquired. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized, but rather, is tested annually for impairment. The Company has recorded goodwill aggregating $23.1 million and $18.9 million at December 31, 2005 and January 1, 2005, related to the ABDick and Precision acquisitions.
Impairment of Goodwill and Long-Lived Assets
In accordance with the goodwill provisions of SFAS 142, goodwill and intangible assets with indefinite lives are tested annually, on the first day of the third quarter, for impairment. The Company’s impairment review is based on a fair value test. The Company uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts may signal that an asset has been impaired. Should the fair value of goodwill, as determined by the Company at any measurement date, fall below its carrying value, a charge for impairment of goodwill will be recorded in the period.
Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Recoverability of intangible assets with estimated lives and other long-lived assets is measured by comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset. The Company determines the discount rate for this analysis based on the expected internal rate of return of the related business and does not allocate interest charges to the asset or asset group being measured. Considerable judgment is required to estimate discounted future operating cash flows.
Product Warranties
The Company warrants its products against defects in material and workmanship for various periods generally from a period of ninety days to one year from the date of installation or shipment. The Company’s typical warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company provides for the estimated cost of product warranties, based on historical experience, at the time revenue is recognized. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. The estimated liability for product warranties could differ materially from future actual warranty costs.
Research and Development Costs
Research and development costs include payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment, consumables and laser diode development efforts. Research and development costs are charged to expense when incurred.

Advertising Costs
Advertising costs are expensed as incurred and are reported as a component of “Sales, marketing and customer support” expenses in the Company’s Consolidated Statements of Income. Advertising expenses were $0.6 million in both fiscal 2005 and fiscal 2004 and $0.4 million in fiscal 2003.
Income Taxes
Deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company monitors the realization of its deferred tax assets based on changes in circumstances; for example, recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. The Company’s income tax provisions and its assessment of the realizability of its deferred tax assets involve significant judgments and estimates. If the Company continued to generate taxable income through profitable operations in future years it may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to its results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination and stock compensation.
The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries, which the Company considers to be permanent investments.
Stock-Based Compensation
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
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value-based method of SFAS 123 to its awards for the purpose of recording expense for stock-based compensation in each period presented (in thousands, except per share data):

	Fiscal	Fiscal	Fiscal
	2005	2004	2003

Net income, as reported	$6,086	$3,865	$8,097
Add: stock-based compensation expense recognized	148	—	—
Deduct: total stock-based employee compensation determined under the fair-value-based method for all awards, net of related tax effects	(4,011)	(2,074)	(2,942)

Pro forma net income	$2,223	$1,791	$5,155

Earnings per common share, as reported:
Basic	$0.17	$0.11	$0.24
Diluted	$0.17	$0.11	$0.24
Pro forma earnings per common share:
Basic	$0.06	$0.05	$0.15
Diluted	$0.06	$0.05	$0.15

The weighted average fair values of options to purchase common stock granted in fiscal 2005, 2004 and 2003 were $4.66, $5.85 and $3.59, respectively. The fair value of each option to purchase common stock is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Fiscal	Fiscal	Fiscal
	2005	2004	2003

Dividend yield	None	None	None
Expected volatility	55.05%	63.38%	69.00%
Risk-free interest rate	4.55%	3.71%	3.51%
Expected option life (in years)	4.27	5.10	5.49
Comprehensive Income
Comprehensive income is comprised of net income, plus all changes in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including any foreign currency translation adjustments, unrealized gains and losses on marketable securities, or changes in derivative values. These changes in equity are recorded as adjustments to “Accumulated other comprehensive income (loss)” in the Company’s Consolidated Financial Statements. The primary components of “Accumulated other comprehensive income (loss)” are unrealized gains or losses on foreign currency translation and changes in the value of derivatives used to hedge interest rate exposure.
Foreign Currency Translation
The Company’s foreign subsidiaries use the local currency as their functional currency. Accordingly, assets and liabilities are translated into U.S. dollars at current rates of exchange in effect at the balance sheet date. The resulting unrealized gains or losses are reported under the caption “Accumulated other comprehensive income (loss)” in the Company’s Consolidated Financial Statements. Revenues and expenses from these subsidiaries are translated at average monthly exchange rates in effect for the periods in which the transactions occur. Gains and losses arising from these foreign currency transactions are reported as a component of “Interest and other income (expense), net” in the Company’s Consolidated Statements of Income. The Company reported losses on foreign currency transactions of approximately $3,000 and $133,000 in fiscal 2005 and 2004, respectively, and a gain of approximately $196,000 in fiscal 2003.
Derivatives
The Company entered into interest rate swap agreements with its lenders in October 2003, which were intended to protect the Company’s long-term debt against fluctuations in LIBOR rates. Under the interest rate swaps LIBOR was set at a minimum of 1.15% and a maximum of 4.25%. Because the interest rate swap agreement did not qualify as a hedge for accounting purposes under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and related amendments, including SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), the Company recorded a reduction to expense of $28,000 in fiscal 2005 and an expense of $133,000 in fiscal 2004 to mark these interest rate swap agreements to market. The adjustment to fair value of the interest rate swap agreement was recorded as a component of other income (expense).
Earnings per Share
Earnings per share is computed under the provisions of SFAS 128, “Earnings per Share”. Accordingly, basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. For periods in which there is net income, diluted earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period unless the effect is antidilutive. Potential dilutive common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants.

Approximately 843,000, 865,000 and 1,930,000 options and warrants to purchase common stock were excluded from the calculation of diluted earnings per share for the fiscal years ended December 31, 2005, January 1, 2005 and January 2, 2004, respectively, as their effect would be antidilutive. The warrants had expired as of January 1, 2005.
Reclassifications
Certain amounts in prior periods have been reclassified to conform to current presentation.
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
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which replaces SFAS 123, and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first fiscal period after June 15, 2005.
In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. In accordance with this rule, the Company will adopt SFAS 123R in the first quarter of fiscal 2006 using the modified prospective method. On December 31, 2005, in accordance with the provisions of its option plans, the Company accelerated the vesting of all of its outstanding options to purchase common stock and, accordingly, had no unvested options as of that date. Any stock compensation expense in future periods would relate to options or warrants to purchase common stock issued subsequent to December 31, 2005.
In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”), an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing. SFAS 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that the allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. This pronouncement is effective for the Company for fiscal periods beginning October 1, 2005. The Company is currently reviewing the impact of implementing SFAS 151 on our consolidated balance sheet, statement of income and statement of cash flows.

3.	BUSINESS ACQUISITIONS
ABDick
On November 5, 2004, the Company, through its wholly-owned subsidiary, ABDick, completed the acquisition of certain assets and assumed certain liabilities of The A.B. Dick Company, which the Company acquired through a Section 363 sale in the United States Bankruptcy Court. The acquired business manufactured, marketed and serviced offset systems and computer-to-plate (“CTP”) systems and related supplies for the graphics arts and printing industries. In consideration, the Company paid the previous owners approximately $40.0 million in cash. As part of this acquisition, the Company paid $5.1 million of transaction costs for legal, audit and other transaction costs, and accrued, as purchase price adjustments, an aggregate of $3.0 million for integration costs (the “integration cost accruals”), primarily related to the consolidation of ABDick’s Rochester, New York manufacturing operations into the Company’s existing manufacturing facility at its corporate headquarters in

Hudson, New Hampshire, and the closing of ABDick’s Niles, Illinois office facility. The consolidation of the Rochester, New York manufacturing operations was substantially completed in the third quarter of 2005.
On August 8, 2005, as part of its previously announced plan to achieve cost savings with regard to the ABDick operating segment, Presstek announced that in order to consolidate operations, the Company would close its Niles office facility by December 31, 2005. The Niles facility was closed as planned on December 31, 2005. The Company transferred certain executives of ABDick from the Niles facility to the Company’s headquarters in Hudson. ABDick’s inside sales staff and other limited customer service operations were moved to a new facility in the Chicago, Illinois area. The remaining activities associated with this initiative are expected to be completed in fiscal 2006. These activities will result in the Company incurring miscellaneous incremental transition expenses (before any expected savings anticipated from the consolidation) aggregating approximately $0.75 million in cash as charges to earnings. In the fiscal 2005 period subsequent to the announcement, the Company recorded $0.3 million of miscellaneous incremental transition expenses, all of which were recorded in the fourth quarter.
In fiscal 2004, the Company had recorded integration cost accruals aggregating $1.5 million. In fiscal 2005, the Company had recorded additional integration cost accruals aggregating $2.4 million, comprised of $2.3 million of additional severance and fringe benefits costs and $0.1 million of lease termination and related costs. In fiscal 2005, the Company performed the analysis required to finalize the purchase price allocation for the ABDick acquisition. As a result of this analysis, the Company identified $0.9 million of excess integration cost accruals and, accordingly, adjusted the amounts recorded to reflect the lower estimated requirements, with a corresponding offset to goodwill. These amounts are reflected in the table below. Of the net $3.0 million accrued for these integration activities, $2.7 million was recorded for severance and related costs primarily for personnel located at the Niles and Rochester facilities and affected by the consolidation of operations and $0.3 million was recorded for costs related to the affected facilities. The Company also expects to invest a total of approximately $1.25 million in capital expenditures relating to facilities used by the operations affected by the consolidation. At December 31, 2005, the Company had recorded $0.4 million of capitalized costs, primarily for the installation of new office space at the Hudson headquarters facility and additional computer hardware and software required to support this transition. All of these accruals and charges relate to and were recorded by the Company’s Presstek operating segment.

A summary of the transaction and the allocation of the purchase price are as follows (in thousands):

Consideration
Net cash paid	$40,000
Transaction costs	5,121
Integration costs	3,029

Total consideration	48,150

Allocation of consideration to assets acquired (liabilities assumed)
Accounts receivable	16,930
Inventories	21,172
Other current assets	646
Property, plant and equipment	1,375
Other noncurrent assets	109
Accounts payable and accrued expenses	(7,472)
Deferred revenue	(8,899)

Fair value of net tangible assets acquired	23,861

Excess of consideration over fair value of net tangible assets acquired	24,289

Allocation of excess consideration to identifiable intangible assets
Trade names (estimated life of 3 years)	2,100
Customer relationships (estimated life of 10 years)	3,800
Software license (estimated life of 3 years)	450

6,350

Allocation of excess consideration to goodwill (deductible for tax purposes)	$17,939

The values assigned to inventory, property, plant and equipment and identifiable intangible assets were based upon the results of an independent appraisal. The weighted average life of the identifiable intangible assets recorded in connection with this transaction is 7.2 years.
The activity related to the Company’s integration cost accruals for the periods subsequent to the acquisition date is as follows (in thousands):

	Fiscal 2005 activity

		Purchase accounting
		adjustments offset to
		goodwill

	Balance		Reversals —		Balance
	January 1,		changes in		December 31,
	2005	Additions	estimate	Utilization	2005

Severance and fringe benefits	$795	$2,340	$(380)	$(1,513)	$1,242
Lease termination and other costs	703	75	(504)	(179)	95

	$1,498	$2,415	$(884)	$(1,692)	$1,337

	Fiscal 2004 activity

		Purchase
		accounting
	Balance	adjustments		Balance
	January 3,	offset to		January 1,
	2004	goodwill	Utilization	2005

Severance and fringe benefits	$—	$795	$—	$795
Lease termination and other costs	—	703	—	703

	$—	$1,498	$—	$1,498

Precision
On July 30, 2004, the Company acquired the stock of Precision for an aggregate cash purchase price of $12.1 million, net of cash acquired. Precision manufactures Anthem, Freedom and Aurora chemistry-free digital print plates, and is also a provider of other conventional and digital printing plates for both web and sheet-fed printing applications. A summary of the transaction and the final allocation of the purchase price are as follows (in thousands):

Consideration
Net cash paid	$12,127
Integration costs	400

Total consideration	12,527

Allocation of consideration to assets acquired (liabilities assumed)
Accounts receivable	2,636
Inventories	2,695
Property, plant and equipment	6,065
Accounts payable and accrued expenses	(5,279)

Fair value of net tangible assets acquired	6,117

Excess of consideration over fair value of net tangible assets acquired	6,410

Allocation of excess consideration to identifiable intangible assets
Customer relationships (estimated life of 7 years)	900
Trade names (estimated life of 2 years)	260
Non-compete covenants (estimated life of 5 years)	100

1,260

Allocation of excess consideration to goodwill (deductible for tax purposes)	$5,150

The Company did not incur any transaction costs related to the acquisition of Precision. The values assigned to inventory, property, plant and equipment and identifiable intangible assets were based upon the results of an independent appraisal. The weighted average life of the identifiable intangible assets recorded in connection with this transaction is 5.8 years.
Pro forma results of operations
The following pro forma results of operations for the fiscal 2004 and fiscal 2003 have been prepared as though the acquisitions of ABDick and Precision had occurred on December 28, 2002, the first day of fiscal 2003. This pro forma financial information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made as of December 29, 2002 or of results of operations that may occur in future periods (in thousands, except per share data):

	Fiscal	Fiscal
	2004	2003

Revenue	$290,171	$304,655
Net income	$1,355	$11,930
Earnings per share (basic)	$0.04	$0.35
Earnings per share (diluted)	$0.04	$0.35

4.	DISCONTINUED OPERATIONS
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

5.	ACCOUNTS RECEIVABLE AND RELATED ALLOWANCES, NET
The components of accounts receivable, net of allowances, in the Consolidated Balance Sheets are as follows (in thousands):

	December 31,	January 1,
	2005	2005

Accounts receivable	$47,495	$43,570
Less allowances	(3,407)	(4,624)

	$44,088	$38,946

The activity related to the Company’s allowances for losses on accounts receivable for fiscal 2005, 2004 and 2003 is as follows (in thousands):

	Fiscal	Fiscal	Fiscal
	2005	2004	2003

Balance at beginning of period	$4,624	$1,892	$2,167
Charged to costs and expenses	1,397	1,935	1,358
Charged to other accounts:
Purchase accounting adjustments	(30)	—	—
Acquired balance in business combinations	—	2,114	—
Deductions and write-offs	(2,584)	(1,317)	(1,633)

Balance at end of period	$3,407	$4,624	$1,892

6.	INVENTORIES, NET
The components of inventories in the Consolidated Balance Sheets are as follows (in thousands):

	December 31,	January 1,
	2005	2005

Raw materials	$7,945	$9,424
Work in process	8,953	5,458
Finished goods	33,185	29,347

	$50,083	$44,229

The inventory amounts above include the effect of $16.5 million and $17.7 million at December 31, 2005 and January 1, 2005, respectively, of reserves for excess and obsolete inventories.

7.	PROPERTY, PLANT AND EQUIPMENT, NET
The components of property, plant and equipment, net, in the Consolidated Balance Sheets are as follows (in thousands):

	December 31,	January 1,
	2005	2005

Land and improvements	$2,241	$2,352
Buildings and leasehold improvements	28,902	27,695
Production and other equipment	52,018	51,106
Office furniture and equipment	6,668	5,527
Construction in process	3,882	918

Total property, plant and equipment, at cost	93,711	87,598
Accumulated depreciation and amortization	(48,461)	(40,226)

Net property, plant and equipment	$45,250	$47,372

Construction in process is primarily related to production equipment not yet placed into service. The Company does not anticipate additional material incremental costs related to any amounts currently reported as construction in process.
Property, plant and equipment at December 31, 2005 includes $110,000 in equipment and related accumulated depreciation of $3,000 associated with a capital lease.
The Company recorded depreciation expense of $8.2 million, $7.8 million and $7.9 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Under the Company’s financing arrangements (See Note 9), all property, plant and equipment is pledged as security.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amounts of goodwill recorded by the Company’s business segments for the fiscal year ended December 31, 2005 are as follows (in thousands):

	Presstek	Precision	Total

Balance at January 1, 2005	$13,466	$5,422	$18,888
Purchase accounting adjustments for prior period acquisitions	4,473	(272)	4,201

Balance at December 31, 2005	$17,939	$5,150	$23,089

Purchase accounting adjustments to goodwill in fiscal 2005 are primarily comprised of $1.5 million of net costs for the consolidation of the acquired ABDick operations in Niles, Illinois and Rochester, New York, into the Company’s operations at its Hudson, New Hampshire corporate headquarters, $1.6 million of additional transaction costs incurred, such as legal, audit and valuation fees, and $1.4 million of final adjustments to the fair values of assets acquired and liabilities assumed, primarily valuation adjustments to acquired inventories and current liabilities. The fiscal 2005 fourth quarter adjustments included in these amounts are primarily comprised of $0.1 million of increases to accounts receivable, $1.5 million of reductions to inventories, $0.1 million of reductions to other current assets, $0.4 million of increases to accounts payable and $1.2 million of reductions to accrued expenses, including $0.9 million of reversals of integration cost accruals. The adjustments to Precision goodwill primarily relate to finalization of the valuation of acquired inventories and current liabilities.

The components of the Company’s identifiable intangible assets are as follows (in thousands):

	December 31, 2005		January 1, 2005

		Accumulated		Accumulated
	Cost	amortization	Cost	amortization

Patents and intellectual property	$10,840	$6,173	$8,135	$5,296
Trade names	2,360	1,001	2,360	171
Customer relationships	5,483	876	4,700	117
Software licenses	450	175	1,203	778
License agreements	750	11	—	—
Non-compete covenants	100	28	245	153
Loan origination fees	332	77	339	7

	$20,315	$8,341	$16,982	$6,522

The Company recorded amortization expense for its identifiable intangible assets of $2.7 million, $1.3 million and $1.0 million in fiscal 2005, 2004 and 2003, respectively. Estimated future amortization expense for the Company’s in-service patents and all other identifiable intangible assets recorded by the Company at December 31, 2005, are as follows (in thousands):

Fiscal 2006	$3,017
Fiscal 2007	$2,228
Fiscal 2008	$1,251
Fiscal 2009	$1,104
Fiscal 2010	$941
Thereafter	$1,891
As of July 2, 2005, the Company’s Lasertel subsidiary had advanced $0.9 million (the “Advance”) to a customer (the “Customer”), of which $0.7 million was secured by, among other things, a lien on the assets of the Customer, including intellectual property. In addition, Lasertel had an accounts receivable balance of $0.9 million (the “Receivables”) with the Customer. In a series of agreements with the Customer and a material end user to whom the Customer had been providing products under a supply contract (the “Supply Contract”), in exchange for the Customer’s Advance and Receivables, Lasertel received ownership of certain assets of the Customer, which were comprised of all of the Customer’s patents, intellectual property and know-how (as well as all updates thereto) (the “Assets”) as well as having the Customer’s rights under the Supply Contract assigned to Lasertel. In connection with this transaction, the Company recorded $1.7 million and $0.1 million of patents and customer contracts, respectively, which are amortized over their estimated useful lives, which range from nine months to seven years. These amounts are included in the tables above. The value of the Assets, as well as the rights assigned under the Supply Contract, approximates the $1.8 million in Advances and Receivables, based upon the valuation performed by an independent appraisal firm.

9.	FINANCING ARRANGEMENTS
The components of the Company’s outstanding borrowings at December 31, 2005 and January 1, 2005 are as follows (in thousands):

	December 31,	January 1,
	2005	2005

Term loan	$29,500	$35,000
Line of credit	6,036	6,822
Capital lease	107	—

	35,643	41,822
Less current portion	(13,073)	(12,322)

Long-term debt	$22,570	$29,500

In November 2004, in connection with the acquisition of the business of the A.B. Dick Company, the Company replaced its then-current credit facilities, which it had entered into in October 2003, with $80.0 million in Senior Secured Credit Facilities (the “Facilities”) from three lenders. The terms of the Facilities include a $35.0 million five-year secured term loan (the “Term Loan”) and a $45.0 million five-year secured revolving line of credit (the “Revolver”). The Company granted a security interest in all of its assets in favor of the lenders under the Facilities. In addition, under the Facilities agreement, the Company is prohibited from declaring or distributing dividends to shareholders.
The Company has the option of selecting an interest rate for the Facilities equal to either: (a) the then applicable London Inter-Bank Offer Rate plus 1.25% to 4.0% per annum, depending on certain results of the Company’s financial performance; or (b) the Prime Rate, as defined in the Facilities agreement, plus up to 1.75% per annum, depending on certain results of the Company’s financial performance. Effective August 31, 2005, the Company amended its Facilities to reduce the current Applicable LIBOR Margin to 2.5%, from the previous Applicable LIBOR Margin of 3.5%.
The Facilities were used to partially finance the ABDick acquisition, and are available to the Company for working capital requirements, capital expenditures, business acquisitions and general corporate purposes.
At December 31, 2005 and January 1, 2005, the Company had outstanding balances on the Revolver of $6.0 million and $6.8 million, respectively, with interest rates of 6.9% and 5.8%, respectively. At December 31, 2005, there were $11.6 million of outstanding letters of credit, thereby reducing the amount available under the Revolver to $27.4 million at that date.
The Term Loan required an initial principal payment of $0.25 million on March 31, 2005, and requires subsequent quarterly principal payments of $1.75 million, with a final settlement of all remaining principal and unpaid interest on November 4, 2009. At December 31, 2005 and January 1, 2005, outstanding balances under the Term Loan were $29.5 million and $35.0 million, respectively, with interest rates of 7.5% and 5.7%, respectively.
On November 23, 2005, the Company acquired equipment of $110,000 qualifying for capital lease treatment under SFAS No. 13, Accounting for Leases (“SFAS 13”). The lease has a three-year term and expires in November 2008, at which time the Company may purchase the system for a minimal amount. The lease carries an interest rate of 6.95% per year. The equipment is reflected in property, plant and equipment and the current and long-term principal amounts of the lease obligation are included as components of current portion of long-term debt and capital lease obligation and long-term debt and capital lease obligation in the Company’s Consolidated Balance Sheet at December 31, 2005.

The Company’s Revolver and Term Loan principal and capital lease principal and interest repayment commitments are as follows (in thousands):

2006	$13,073
2007	$7,041
2008	$7,040
2009	$8,500
The weighted average interest rate on the Company’s short-term borrowings was 7.2% at December 31, 2005.
Under the terms of the Revolver and Term Loan, the Company is required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA (earnings before interest, taxes, depreciation, amortization and restructuring and special charges) and minimum fixed charge coverage covenants. At December 31, 2005, the Company was in compliance with all financial covenants.

10.	ACCRUED EXPENSES
The components of the Company’s accrued expenses in the Consolidated Balance Sheets at December 31, 2005 and January 1, 2005 are as follows (in thousands):

	December 31,	January 1,
	2005	2005

Accrued payroll and employee benefits	$8,266	$6,141
Accrued warranty	1,483	1,472
Accrued integration costs	1,337	1,498
Accrued restructuring and special charges	482	154
Accrued royalties	344	1,247
Other	4,806	5,548

	$16,718	$16,060

11.	ACCRUED WARRANTY AND DEFERRED REVENUES
Accrued Warranty
The Company provides for the estimated cost of product warranties, based on historical experience, at the time revenue is recognized. Presstek warrants its products against defects in material and workmanship for various periods, determined by the product, generally for a period of from ninety days to one year from the date of installation. Typical warranties require the Company to repair or replace defective products during the warranty period at no cost to the customer. Presstek engages in extensive product quality programs and processes, including monitoring and evaluation of component supplies; however, product warranty terms, product failure rates, and material usage and service delivery costs incurred in correcting a product failure may affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from current estimates, the Company will adjust the warranty liability. Accruals for product warranties are reflected as a component of accrued expenses in the Company’s Consolidated Balance Sheets.
Product warranty activity in fiscal 2005, fiscal 2004 and fiscal 2003 is as follows (in thousands):

	Fiscal	Fiscal	Fiscal
	2005	2004	2003

Balance at beginning of period	$1,472	$935	$1,089
Accruals for warranties	1,558	1,109	1,228
Assumed warranty liabilities — business acquisitions	—	795	—
Charges to accrual for warranty costs	(1,547)	(1,367)	(1,382)

Balance at end of period	$1,483	$1,472	$935

Deferred Revenues
Deferred revenues consist of amounts received or billed in advance for products for which revenue recognition criteria has not yet been met or service contracts where services have not yet been rendered. Deferred amounts are recognized as elements are delivered or, in the case of services, recognized ratably over the contract life, generally one year, or as services are rendered.
The components of deferred revenue are as follows (in thousands):

	December 31,	January 1,
	2005	2005

Deferred service revenue	$7,951	$8,488
Deferred product revenue	628	2,032

	$8,579	$10,520

12.	RESTRUCTURING AND SPECIAL CHARGES
In the first quarter of 2005, the Company recorded restructuring and special charges aggregating $1.0 million for the Presstek and Precision business segments. Of this amount, $0.9 million related to the Presstek segment and $0.1 million related to the Precision segment. These charges included severance and fringe benefit costs, executive and other contractual obligations and a settlement with previously terminated employees. In the third quarter, the Precision segment reversed its remaining accrual balance of $73,000. In the fourth quarter of 2005, the Presstek segment reversed $35,000 of excess accrual amounts related to severance accruals. These adjustments reduced the expense reported for the year ended December 31, 2005 to $0.9 million. At December 31, 2005, the remaining accrual balance related to the Presstek segment. The Company accrued for severance and fringe benefit costs relating to the elimination of 14 positions, comprised of five technical and customer support positions, five manufacturing positions and four management and support positions. At December 31, 2005, ten employees had been terminated under this plan.
In fiscal 2004, the Company reversed $0.4 million in excess special charges related to severance accrued in fiscal 2003 and 2002.
In the second quarter of fiscal 2003, the Company expanded its repositioning actions to reduce costs, which had been initiated in the second quarter of fiscal 2002. The Company recorded a charge of $0.6 million in the second quarter of fiscal 2003, primarily related to severance and benefit costs associated with the reduction of approximately 43 employees, in April 2003.
The activity for fiscal 2005, fiscal 2004 and fiscal 2003 related to the Company’s restructuring and special charges accruals is as follows (in thousands):

	Fiscal 2005 Activity

	Balance				Balance
	January 1,	Charged to			December 31,
	2005	Expense	Reversals	Utilization	2005

Executive contractual obligations	$154	$282	$—	$(436)	$—
Severance and fringe benefits	—	700	(108)	(110)	482

	$154	$982	$(108)	$(546)	$482

	Fiscal 2004 Activity

	Balance				Balance
	January 3,	Charged to			January 1,
	2004	Expense	Reversals	Utilization	2005

Executive contractual obligations	$699	$—	$(76)	$(469)	$154
Severance and fringe benefits	356	—	(316)	(40)	—

	$1,055	$—	$(392)	$(509)	$154

	Fiscal 2003 Activity

	Balance				Balance
	December 28,	Charged to			January 3,
	2002	Expense	Reversals	Utilization	2004

Executive contractual obligations	$1,257	$—	$—	$(558)	$699
Severance and fringe benefits	262	550	—	(456)	356
Equipment and other asset writedowns	39	—	(39)	—	—
Lease termination and other miscellaneous costs	167	—	—	(167)	—

	$1,725	$550	$(39)	$(1,181)	$1,055

The Company anticipates that the payments related to the above initiatives will be completed in 2006.

13.	INTEREST AND OTHER INCOME AND EXPENSE
The components of “Interest and other income (expense), net”, in the Company’s Consolidated Statements of Income are as follows (in thousands):

	Fiscal	Fiscal	Fiscal
	2005	2004	2003

Interest expense	$(2,459)	$(923)	$(707)
Interest income	130	318	331
Other income (expense), net	109	(265)	209

	$(2,220)	$(870)	$(167)

The amounts reported as other income (expense), net, primarily relate to gains or losses on foreign currency transactions and losses on the disposal of long-lived assets for all periods presented.

14.	Income Taxes
The components of the income tax provision are as follows (in thousands):

	Fiscal	Fiscal	Fiscal
	2005	2004	2003

Current:
Federal	$175	$40	$—
State	186	40	—
Foreign	218	—	—

	579	80	—

Deferred:
Federal	475	96	—
State	120	24	—
Foreign	—	—	—

	595	120	—

Provision for income taxes	$1,174	$200	$—

The deferred income tax provisions of $0.6 million in fiscal 2005 and $0.1 million in fiscal 2004 were created by taxable temporary differences related to certain goodwill for which the period the differences will reverse is indefinite. Following the adoption of SFAS 142, taxable temporary differences creating deferred tax liabilities as a result of different treatment of goodwill for book and tax purposes cannot offset deductible temporary differences that create deferred tax assets in determining the valuation allowance. As a result, a deferred tax provision is required to increase the Company’s valuation allowance.

For financial reporting purposes, income before income taxes includes the following components (in thousands):

	Fiscal	Fiscal	Fiscal
	2005	2004	2003

U.S.	$6,778	$3,954	$8,097
Foreign	482	111	—

	$7,260	$4,065	$8,097

The cumulative amount of undistributed earnings of foreign subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $0.6 million at December 31, 2005.
Deferred tax assets/liabilities consist of the following (in thousands):

	December 31,	January 1,	January 3,
	2005	2005	2004

Deferred tax assets
Net operating loss carryforwards	$26,500	$29,000	$30,400
Tax credits	5,300	4,900	5,100
Warranty provisions, litigation and other accruals	5,900	4,400	3,800

Gross deferred tax assets	37,700	38,300	39,300
Deferred tax liabilities
Amortizable and depreciable assets	715	320	100
Accumulated depreciation and amortization	2,000	3,900	3,300

	34,985	34,080	35,900
Less valuation allowance	(35,700)	(34,200)	(35,900)

Net deferred tax liabilities	$(715)	$(120)	$—

For fiscal 2003, the Company provided a full valuation allowance for its deferred tax assets in the United States due to the uncertainty of realization of those assets as a result of the recurring and cumulative losses from operations.
The Company monitors the realization of its deferred tax assets based on changes in circumstances; for example, recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. The Company’s income tax provisions and its assessment of the realizability of its deferred tax assets involve significant judgments and estimates. If the Company generates taxable income through profitable operations in future years it may be required to recognize these deferred tax assets through the reduction of the valuation allowance, which would result in a material benefit to its results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination and stock compensation. The valuation allowance with respect to acquired tax assets of $0.4 million, when subsequently released, will reduce goodwill, other intangible assets and, to the extent remaining, the provision for income tax.

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Fiscal	Fiscal	Fiscal
	2005	2004	2003

Federal statutory tax rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	2.6	—	—
Alternative minimum tax	2.4	1.1	—
Other	2.0	—	—
Change in valuation allowance	(24.8)	(30.2)	(34.0)

	16.2%	4.9%	—%

At December 31, 2005 and January 1, 2005, the Company had federal net operating loss carryforwards of $77.5 million and $84.2 million, respectively, of which $49.2 million relates to tax deductions from stock compensation at both dates. The tax benefit of $17.0 million at both December 31, 2005 and January 1, 2005, related to the stock compensation, when realized, will be accounted for as additional paid-in capital rather than as a reduction of the provision for income tax. At December 31, 2005, approximately $50,000 in additional paid-in capital was realized as a result of a current year tax benefit from stock compensation. At December 31, 2005, the Company had federal research and development credit carryforwards of $4.5 million. The net operating loss and credit carryforwards will expire at various dates through 2022 if not utilized.

15.	PREFERRED STOCK
The Company’s certificate of incorporation empowers the Board of Directors, without stockholder approval, to issue up to 1,000,000 shares of $0.01 par value preferred stock, with dividend, liquidation, conversion and voting or other rights to be determined upon issuance by the Board of Directors. No preferred stock has been issued to date.

16.	STOCK-BASED COMPENSATION PLANS
The Company has equity incentive plans that are administered by the Compensation and Stock Plan Committee of the Board of Directors (the “Committee”). The Committee oversees and approves which employees receive grants, the number of shares or options granted and the exercise prices of the shares covered by each grant.
The 1998 Stock Incentive Plan (the “1998 Incentive Plan”) provides for the award of stock options, restricted stock, deferred stock, and other stock based awards to officers, directors, employees, and other key persons (collectively “awards”). A total of 3,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan. Any future options granted under the 1998 Incentive Plan will become exercisable upon the earlier of a date set by the Board of Directors or Committee at the time of grant or the close of business on the day before the tenth anniversary of the stock options’ date of grant. Any future options granted as incentive stock options, or ISO’s, become exercisable the day before the fifth anniversary of the date of grant. At December 31, 2005, there were 1,283,125 options outstanding and 1,327,150 shares available for future grants under the 1998 Incentive Plan. The options will expire at various dates as prescribed by the individual option grants.
The 2003 Stock Option and Incentive Plan (the “2003 Plan”) provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including those directors who are not an employee or officer of the Company, such directors being referred to as Non-Employee Directors), consultants and advisors of the Company and its subsidiaries. The 2003 Plan provides for an automatic annual grant of 7,500 stock options to all active Non-Employee Directors. A total of 2,000,000 shares of common stock, subject to anti-dilution adjustments, has been reserved under this plan. Any future options granted under the 2003 Plan will become exercisable at such times and subject to such terms and conditions as the Board of Directors or Committee may specify at the time of each grant. At December 31, 2005, there were 943,800 options outstanding and 1,056,200 shares available for future grants under the 2003 Plan. The options will expire at various dates as prescribed by the individual option grants.

The Company had previously adopted equity incentive plans that had expired as of December 31, 2005 and, accordingly, no future grants may be issued under these plans. These plans include the 1991 Stock Option Plan (the “1991 Plan”), which expired on August 18, 2001; the 1994 Stock Option Plan (the “1994 Plan”), which expired on April 8, 2004; and the 1997 Interim Stock Option Plan (the “1997 Plan”), which expired on September 22, 2002. At December 31, 2005 there were 51,400 options outstanding under the 1991 Plan, 698,825 options outstanding under the 1994 Plan and 86,825 options understanding under the 1997 Plan.
Employee Stock Purchase Plan
The Company’s 2002 Employee Stock Purchase Plan (the “ESPP”) is designed to provide eligible employees of the Company and its participating U.S subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three-month offering period, whichever is lower. All employees of the company or participating subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the Company’s common stock are eligible to participate in the ESPP. A total of 950,000 shares of the Company’s common stock, subject to adjustment, have been reserved for issuance under this plan. In 2005, 2004 and 2003, approximately 36,000, 23,000 and 36,000 shares were issued, respectively, under the ESPP. The 2005 amount includes approximately 8,600 shares in transit at December 31, 2005. These shares were issued on January 4, 2006. At December 31, 2005, there were approximately 826,000 shares available for issuance under this plan.
Director Stock Option Plan
The Company’s Non-Employee Director Stock Option Plan (the “Director Plan”) provided for the issuance of options to purchase 5,000 shares of the Company’s common stock upon being named a Director of the Company and the automatic issuance, in January of each year, of options to purchase 2,500 shares of the Company’s common stock, to each non-employee Director of the Company, with exercise prices equal to the fair market value of the stock at the date of grant. Options granted under this plan became exercisable one year from the date of grant and will terminate five years from the date of grant. At December 31, 2005, there were 37,500 options outstanding under the Director Plan. This Plan expired on December 31, 2003 and, accordingly, no future grants may be issued under this plan.
Stock option activity for fiscal 2003, 2004 and 2005 is summarized as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 28, 2002	3,639,801	$8.84
Granted	385,000	$5.84
Exercised	(20,200)	$6.71
Canceled/expired	(552,125)	$9.83

Outstanding at January 3, 2004	3,452,476	$8.36
Granted	76,750	$10.08
Exercised	(663,450)	$7.53
Canceled/expired	(112,550)	$9.25

Outstanding at January 1, 2005	2,753,226	$8.57
Granted	1,104,667	$8.83
Exercised	(477,654)	$6.51
Canceled/expired	(278,764)	$9.92

Outstanding at December 31, 2005	3,101,475	$8.86

The following table summarizes information about stock options both outstanding and exercisable at December 31, 2005:

Options Outstanding and Exercisable

		Weighted Average
		Remaining	Weighted
		Contractual Life	Average
Range of exercise prices	Shares	(Years)	Exercise Price

$ 0.01 - $ 5.22	186,300	6.76	$3.99
$ 5.23 - $ 6.00	575,400	6.14	$5.27
$ 6.01 - $ 6.75	303,675	6.18	$6.34
$ 6.76 - $ 8.00	322,975	6.11	$7.34
$ 8.01 - $10.00	812,425	8.86	$8.85
$10.01 - $15.00	683,200	4.46	$12.72
$15.01 - $23.00	217,500	4.38	$16.16

$ 0.01 - $23.00	3,101,475	6.40	$8.86

On December 31, 2005, the Company accelerated the vesting of all unvested outstanding options to purchase common stock previously issued to directors and employees, including officers. This action was taken to mitigate compensation that would have been required upon the effectiveness of SFAS 123R beginning January 1, 2006. As a result of these actions, the Company eliminated approximately $1.3 million in pre-tax compensation expense in fiscal 2006 and $0.7 million thereafter related to these options. Stock compensation expense in future periods will relate to options or warrants to purchase common stock issued subsequent to December 31, 2005.
In addition to the plans described above, the Company’s Lasertel subsidiary has a stock option plan, the Lasertel, Inc. 2000 Stock Incentive Plan (the “Lasertel Plan”). The Lasertel Plan, as amended in fiscal 2001, provides for the award, to employees and other key individuals of Lasertel and Presstek, of non-qualified options to purchase, in the aggregate, up to 2,100,000 shares of Lasertel’s common stock. Any future options granted under this plan will generally vest over four years, with termination dates ten years from the date of grant. These grants are subject to termination as provided in the Lasertel Plan.
Stock option activity under the Lasertel Plan for fiscal 2003, 2004 and 2005 is summarized as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 28, 2002	564,175	$0.19
Granted	46,550	$0.15
Exercised	(12,500)	$0.15
Canceled/expired	(54,788)	$0.32

Outstanding at January 3, 2004	543,437	$0.17
Granted	12,750	$0.15
Exercised	—	$—
Canceled/expired	(312,487)	$0.13

Outstanding at January 1, 2005	243,700	$0.21
Granted	15,000	$0.15
Exercised	(250)	$0.15
Canceled/expired	(8,376)	$0.60

Outstanding at December 31, 2005	250,074	$0.20

17.	BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
Presstek is a market-focused high technology company that designs, manufactures and distributes proprietary and non-proprietary solutions to the graphic arts industries, primarily serving short-run, full-color customers. The Company’s operations are currently organized into three business segments: (i) Presstek; (ii) Precision; and (iii) Lasertel. Segment operating results are based on the current organizational structure reviewed by Presstek’s management to evaluate the results of each business. A description of the types of products and services provided by each business segment follows.

•	Presstek is primarily engaged in the development, manufacture, sale and servicing of our patented digital imaging systems and patented printing plate technologies and related equipment and supplies for the graphic arts and printing industries, primarily serving the short-run, full-color market segment.

•	Precision manufactures chemistry-free digital and conventional printing plates for both web and sheet-fed printing applications for sale to Presstek and external customers.

•	Lasertel manufactures and develops high-powered laser diodes for sale to Presstek and external customers.

Selected operating results information for each business segment are as follows (in thousands):

	Fiscal	Fiscal	Fiscal
	2005	2004	2003

Revenue
Presstek	$255,344	$118,576	$85,497
Precision	25,254	11,248	—
Lasertel	7,760	7,765	6,804

Total revenue, including inter-segment	288,358	137,589	92,301
Inter-segment revenue	(14,218)	(7,738)	(5,069)

	$274,140	$129,851	$87,232

Revenues from external customers
Presstek	$255,344	$118,576	$85,497
Precision	15,006	8,398	—
Lasertel	3,790	2,877	1,735

	$274,140	$129,851	$87,232

Income (loss) from continuing operations
Presstek	$12,296	$9,203	$10,285
Precision	844	(630)	—
Lasertel	(3,660)	(3,638)	(3,450)

	$9,480	$4,935	$6,835

Depreciation and amortization
Presstek	$7,842	$6,314	$6,137
Precision	754	299	—
Lasertel	2,353	2,493	2,730

	$10,949	$9,106	$8,867

Capital expenditures and other additions to property, plant and equipment
Presstek
Capital expenditures	$3,008	$749	$1,044
Equipment obtained under capital lease	110	—	—

Total Presstek	3,118	749	1,044
Precision	437	464	—
Lasertel	2,684	981	300

	$6,239	$2,194	$1,344

Intersegment revenues and costs are eliminated from each segment prior to review of segment results by the Company’s management. Accordingly, the amounts of intersegment revenues allocable to each individual segment have been excluded from the table above.

Asset information for the Company’s business segments as of December 31, 2005 and January 1, 2005 is as follows (in thousands):

	December 31, 2005	January 1, 2005

Presstek	$150,491	$138,503
Precision	19,186	18,555
Lasertel	11,810	14,260

	$181,487	$171,318

The Company’s classification of revenue by geographic area is determined by the location of the Company’s customer. The following table summarizes revenue information by geographic area (in thousands):

	Fiscal	Fiscal	Fiscal
	2005	2004	2003

United States	$170,499	$91,230	$41,910
United Kingdom	34,804	7,747	3,583
Canada	15,000	4,249	1,773
Germany	13,178	13,541	19,276
Japan	8,513	6,209	7,594
All other	32,146	6,875	13,096

	$274,140	$129,851	$87,232

The Company’s long-lived assets by geographic area are as follows (in thousands):

	December 31, 2005	January 1, 2005

United States	$79,462	$77,571
United Kingdom	682	278
Canada	382	56

	$80,526	$77,905

18.	MAJOR CUSTOMERS
No customer accounted for greater than 10% of revenue in fiscal 2005, or greater than 10% of the Company’s accounts receivable balance at December 31, 2005.
Revenue generated under the Company’s agreements with Heidelberg and its distributors, Pitman Company, and Kodak and its distributors totaled $12.5 million, $14.8 million and $13.6 million, respectively in fiscal 2004, with accounts receivable balances of $2.4 million, $2.6 million and $3.1 million, respectively, at January 1, 2005.
Revenue generated under the Company’s agreements with Heidelberg and its distributors, Pitman Company, and Koeing & Bauer and its distributors totaled $18.3 million, $15.1 million and $9.0 million, respectively, in fiscal 2003, with accounts receivable balances of $1.7 million, $1.9 million and $1.7 million, respectively, at January 3, 2004.

19.	RELATED PARTIES
The Company engages the services of Amster, Rothstein & Ebenstein, a law firm of which a member of the Company’s Board of Directors is a partner. Expenses incurred for services from this law firm were $0.6 million, $0.2 million and $0.1 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.
A former director of the Company, John Evans, provided consulting services to the Company upon request and received compensation for services rendered and related expenses. Mr. Evans was a director of the Company from October 1997 through March 2004. The Company paid Mr. Evans $23,700 in fiscal 2003. There were no consulting fees paid in fiscal 2005 or fiscal 2004.

During fiscal 2003, the Company paid R.H. Ventures, Inc. (“RH Ventures”), $144,000 pursuant to an agreement with Robert Howard, an executive of RH Ventures, who served as the Company’s Chairman Emeritus from October 1998 to December 2000, when he resigned from that position. This agreement terminated at the end of fiscal 2003.
Pursuant to his retirement agreement, during fiscal 2004 and fiscal 2003, the Company made payments totaling $100,006 and $204,306, respectively, to Richard A. Williams, the Company’s Chief Scientific Officer, who also served as Chairman of the Board of Directors. There were no payments made in fiscal 2005.
The Company has an accounts receivable from a former executive and director totaling $202,000, resulting from advances made to the individual in a prior year. Although the Company intends to pursue collection of this receivable, it has provided a reserve against this amount in 2002 because of questions concerning its collection. As of December 31, 2005, this receivable remains fully reserved.

20.	COMMITMENTS AND CONTINGENCIES
Commitments
The Company conducts operations in certain facilities under long-term operating leases. The Company also leases certain office and other equipment for use in its operations. These leases expire at various dates through 2010, with various options to renew as negotiated between the Company and its landlords. It is expected that in the normal course of business, leases that expire will be renewed or replaced. Rent expense under these leases was $4.2 million in fiscal 2005, $0.9 million in fiscal 2004 and $0.3 million in fiscal 2003.
The Company’s obligations under its non-cancelable operating leases at December 31, 2005 were as follows (in thousands):

Fiscal 2006	$1,685
Fiscal 2007	$1,073
Fiscal 2008	$943
Fiscal 2009	$841
Fiscal 2010	$925
The Company entered into an agreement in fiscal 2000 with Fuji Photo Film Co., Ltd. (“Fuji”), whereby minimum royalty payments to Fuji are required based on specified sales volumes of the Company’s A3 format size four-color sheet-fed press. The agreement provides for payment of a total of $14.0 million in royalties, of which a minimum of $6.0 million is required to be paid by April of 2006. If this minimum payment amount is not received, the Company must make a lump-sum payment (the “Lump-Sum”) amounting to the difference between the amount paid and $6.0 million. The Lump sum will serve as an advance of future royalty payments. The remaining commitment under the agreement is payable at specified rates based on units shipped. Once the Lump Sum payment is made, there are no minimum obligations to make payment to Fuji. As of December 31, 2005, the Company had paid Fuji $5.4 million related to this agreement; the minimum remaining liability at that date was $0.6 million. The Company’s maximum remaining liability under the royalty agreement at December 31, 2005, was $8.6 million.
Contingencies
The Company has change of control agreements with certain of its employees that provide them with benefits should their employment with the Company be terminated other than for cause or their disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time from the date of any change of control of the Company.
From time to time the Company has engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party. In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). Generally, the Company’s liability for these recourse agreements is limited to 9.5% of the amount outstanding. The maximum amount for which the Company was liable to the financial institution for the shortfall payment was approximately $0.5 million at December 31, 2005.
Litigation
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

21.	QUARTERLY RESULTS (Unaudited)

			Third	Fourth
	First	Second	Quarter	Quarter
	Quarter	Quarter	(2)	(3)(4)(5)(6)

	(In thousands, except per-share data)
Fiscal 2005
Revenue	$70,395	$69,720	$64,689	$69,336
Gross profit	$20,142	$21,284	$19,630	$20,940
Net income	$481	$2,339	$823	$2,443
Earnings per share — basic(1)	$0.01	$0.07	$0.02	$0.07
Earnings per share — diluted(1)	$0.01	$0.07	$0.02	$0.07
Fiscal 2004
Revenue	$23,314	$22,697	$29,750	$54,090
Gross profit	$8,782	$9,144	$10,003	$14,535
Net income (loss)	$1,899	$1,447	$2,707	$(2,188)
Earnings (loss) per share — basic(1)	$0.06	$0.04	$0.08	$(0.06)
Earnings (loss) per share — diluted(1)	$0.05	$0.04	$0.08	$(0.06)

(1)	Income (loss) per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly income (loss) per share may not equal the total computed for the year.

(2)	2004 amounts include results of operations of Precision for the period subsequent to its acquisition. During this period, revenues attributable to Precision were $3.1 million.

(3)	2004 amounts include results of operations of ABDick for the period subsequent to its acquisition. During this period, revenues attributable to ABDick were $24.3 million.

(4)	2004 amounts include results of operations of Precision for the entire fourth quarter. During this period, revenues attributable to Precision were $5.3 million.

(5)	2005 amounts reflect the effect of a change in accounting estimate to increase the useful lives of certain property, plant and equipment used by Lasertel from five to seven years. This change reduced depreciation expense by $0.4 million, increased net income by $0.3 million and increased both basic and diluted earnings per share by $0.01.

(6)	In the fourth quarter of fiscal 2005, the Company finalized its purchase accounting allocation related to the ABDick acquisition. Adjustments to the acquired balance sheet and to properly reflect integration cost accruals for this acquisition include $0.1 million of increases to accounts receivable, $1.5 million of reductions to inventories, $0.1 million of reductions to other current assets, $0.4 million of increases to accounts payable and $1.2 million of reductions to accrued expenses, including $0.9 million of reversals of integration cost accruals. In accordance with SFAS 141, these adjustments were offset to goodwill.

Item 9.	Changes in and Disagreements with Accountants on Accounting an Financial Disclosure
Not applicable

Item 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we have, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Presstek’s disclosure controls and procedures. Based on this evaluation, Presstek’s Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, Presstek’s disclosure controls and procedures were effective to provide a reasonable level of assurance that the information relating to Presstek (including its consolidated subsidiaries) required to be disclosed by Presstek in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to Presstek’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Presstek’s management assessed the effectiveness of Presstek’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment, it believes that, as of December 31, 2005, Presstek’s internal control over financial reporting is effective based on those criteria.
Management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

(c)	Changes in Internal Controls Over Financial Reporting
There were no significant changes in Presstek’s internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Presstek, Inc.
Hudson, New Hampshire
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, included in Item 9A of the Annual Report on Form 10-K, that Presstek, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal controls over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Presstek, Inc. and its subsidiaries as of December 31, 2005 and January 1, 2005 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for each of the three years ended December 31, 2005, January 1, 2005 and January 3, 2004 respectively, and our report dated March 16, 2006 expressed an unqualified opinion on those financial statements.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Boston, Massachusetts
March 16, 2006

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
The remaining information required by this item will be set forth under the captions “Election of Directors”, “Board of Directors Meetings and Committees”, “Board of Directors and Committee Independence”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement that the Company expects to file with the Securities Exchange Commission within 120 days of the fiscal year ended December 31, 2005 for the Annual Meeting of Stockholders to be held on June 7, 2006 (the “Proxy Statement”) and such information is incorporated herein by reference.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedule

(a)(1) and (2)	Financial Statements and Financial Statement Schedule
The consolidated financial statements of the Company are listed in the index under Part II, Item 8, of this Annual Report on Form 10-K.
(3) Exhibits
The exhibits that are filed with this Annual Report on Form 10-K, or that are incorporated herein by reference, are set forth in the Exhibit Index hereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESSTEK, INC.

/s/ Edward J. Marino

Edward J. Marino
President and Chief Executive Officer
Date: March 16, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Marino Edward J. Marino	President, Chief Executive Officer and Director	March 16, 2006

/s/ Moosa E. Moosa Moosa E. Moosa	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ John W. Dreyer John W. Dreyer	Lead Director	March 16, 2006

/s/ Daniel S. Ebenstein Daniel S. Ebenstein, Esq.	Director	March 16, 2006

/s/ Dr. Lawrence Howard Dr. Lawrence Howard	Director	March 16, 2006

/s/ Michael D. Moffitt Michael D. Moffitt	Director	March 16, 2006

/s/ Brian Mullaney Brian Mullaney	Director	March 16, 2006

/s/ Steven N. Rappaport Steven N. Rappaport	Director	March 16, 2006

/s/ Donald C. Waite, III Donald C. Waite, III	Director	March 16, 2006

Exhibit
Number		Description

3	(a)	Amended and Restated Certificate of Incorporation of Presstek, Inc., as amended. (Previously filed as Exhibit 3 to Presstek’s Quarterly Report on Form 10-Q for the Quarter ended June 29, 1996, hereby incorporated by reference.)
3	(b)	By-laws of Presstek, Inc. (Previously filed as an exhibit with Presstek’s Form 10-K for the fiscal year ended December 30, 1995, filed March 29, 1996, hereby incorporated by reference.)
2	(a)	Stock Purchase Agreement among Presstek, Inc., Precision Lithograining, Inc. and SDK Realty Co. dated June 2, 2004 (Previously filed as Exhibit 2.1 to Presstek’s Form 8-K filed on July 30, 2004, hereby incorporated by reference)
2	(b)	Asset Purchase Agreement among Presstek, Inc., Silver Acquisitions Corp., Paragon Corporate Holdings, Inc., A.B. Dick Company, A.B. Dick Company of Canada, Ltd. And Interactive Media Group, Inc., dated July 13, 2004 (Previously filed as Exhibit 2.1 to Presstek’s Form 8-K filed on July 13, 2004, hereby incorporated by reference)
2	(c)	Second Amendment to Asset Purchase Agreement between the Company and A.B. Dick Company dated November 5, 2004 (Previously filed as Exhibit 2.1 to Presstek’s Form 8-K filed on November 12, 2004, hereby incorporated by reference)
2	(d)	Amendment to Asset Purchase Agreement between the Company and A.B. Dick Company dated August 20, 2004 (Previously filed as Exhibit 2.2 to Presstek’s Form 8-K filed on November 12, 2004, hereby incorporated by reference)
10	(a)	Confidentiality Agreement between Presstek, Inc. and Heidelberger Druckmaschinen A.G., effective December 7, 1989 as amended. (Previously filed as Exhibit 10(i) of Presstek’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, hereby incorporated by reference.)
10	(b)	Master Agreement effective January 1, 1991, by and between Heidelberger Druckmaschinen Aktiengesellschaft and Presstek, Inc. (Previously filed as an exhibit to Presstek’s Form 8-K, dated January 1, 1991, hereby incorporated by reference.)
10	(c)	Technology License effective January 1, 1991, by and between Heidelberger Druckmaschinen Aktiengesellschaft and Presstek, Inc. (Previously filed as an exhibit to Presstek’s Form 8-K, dated January 1, 1991, hereby incorporated by reference.)
10	(d)	Memorandum of Performance No. 3 dated April 27, 1993, to the Master Agreement, Technology License, and Supply Agreement between Presstek, Inc. and Heidelberger Druckmaschinen Aktiengesellschaft. (Previously filed as an exhibit to Presstek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, hereby incorporated by reference.)
10	(e)	Modification to Memorandum of Performance No. 3 dated April 27, 1993, to the Master Agreement, Technology License, and Supply Agreement between Presstek, Inc. and Heidelberger Druckmaschinen Aktiengesellschaft. (Previously filed as an exhibit to Presstek’s Annual report on Form 10-K for the fiscal year ended December 31, 1994, hereby incorporated by reference.)
10	(f)*	Memorandum of Understanding No. 4 dated November 9, 1995, to the Master Agreement and Technology License and Supply Agreement between Presstek, Inc. and Heidelberger Druckmaschinen Aktiengesellschaft. (Previously filed as Exhibit 10.k to Presstek’s Form 10-K for the fiscal year ended December 30, 1995, filed March 29, 1996, hereby incorporated by reference.)
10	(g)**	1991 Stock Option Plan. (Previously filed as an exhibit to Presstek’s Annual report on Form 10-K for the fiscal year ended December 31, 1991, hereby incorporated by reference.)
10	(h)**	1994 Stock Option Plan. (Previously filed as an exhibit to Presstek’s Annual report on Form 10-K for the fiscal year ended December 31, 1994, hereby incorporated by reference.)
10	(i)**	Non-Employee Director Stock Option Plan. (Previously filed as Exhibit 10.0 to Presstek’s Form 10-K for the fiscal year ended January 2, 1999, filed March 2, 1999, hereby incorporated by reference.)
10	(j)**	1997 Interim Stock Option Plan. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly report on Form 10-Q for the quarter ended September 27, 1997, filed November 7, 1997, hereby incorporated by reference.)

Exhibit
Number		Description

10	(k)**	1998 Stock Incentive Plan. (Previously filed as Exhibit A to Presstek’s April 23, 1998 Proxy Statement, filed April 24, 1998, hereby incorporated by reference.)
10	(l)*	Memorandum of Understanding No. 5 dated March 7, 1997 between Presstek, Inc. and Heidelberger Druckmaschinen Aktiengesellschaft. (Previously filed as Exhibit 10(T) to Presstek’s Annual Report on Form 10-K for the fiscal year ended December 28, 1996 filed March 31, 1997, hereby incorporated by reference.)
10	(m)*	Master Supply and Distribution Agreement by and between Presstek, Inc. and Xerox Corporation dated September 22, 2000. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000, hereby incorporated by reference.)
10	(n)	Amended Master Supply and Distribution Agreement by and between Presstek, Inc. and Xerox Corporation dated May 11, 2001. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed August 14, 2001, hereby incorporated by reference.)
10	(o)*	Agreement between Presstek, Inc. and Adamovski Strojírny a.s. dated as of April 24, 2001. (Previously filed as Exhibit 10.2 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed August 14, 2001 hereby incorporated by reference.)
10	(p)*	Settlement Agreement made as of July 13, 2001 by and between Heidelberger Druckmaschinen Aktiengesellschaft and Presstek, Inc. (Previously filed as Exhibit 10.3 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001, filed November 13, 2001, hereby incorporated by reference.)
10	(q)*	Letter Agreement dated September 19, 2001 between Xerox Corporation and Presstek, Inc. amending the Amended Master Supply and Distribution Agreement by and among, Presstek, Inc. and Xerox Corporation dated May 11, 2001. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001, filed November 13, 2001, hereby incorporated by reference.)
10	(r)**	Resignation Agreement and General Release by and between Presstek, Inc. and Neil M. Rossen, dated November 14, 2001 and effective as of December 31, 2001. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002, filed May 14, 2002, hereby incorporated by reference.)
10	(s)**	Separation Agreement by and between Presstek, Inc. and Robert W. Hallman dated as of April 26, 2002, and effective as of April 30, 2002. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, filed August 13, 2002, hereby incorporated by reference.)
10	(t)*	Agreement for Manufacture & Sale of “Sun Press” between Presstek, Inc. and Ryobi Limited, dated as of April 5, 2002. (Previously filed as Exhibit 10.4 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, filed on August 13, 2002, hereby incorporated by reference.)
10	(u)**	2002 Employee Stock Purchase Plan of Presstek, Inc. (Previously filed as Exhibit 4.3 to Presstek’s Registration Statement on Form S-8 filed with the Commission on August 9, 2002, hereby incorporated by reference.)
10	(v)**	Description of Presstek’s Non-Employee Director Compensation Arrangements approved by Presstek’s Board of Directors on July 17, 2002 and amended by Presstek’s Board of Directors on December 17, 2002. (Previously filed as Exhibit 10(hh) to Presstek’s Form 10-K for the fiscal year ended December 28, 2002, filed March 28, 2003, hereby incorporated by reference.)
10	(w)**	Retirement Agreement by and between Presstek, Inc. and Richard A. Williams dated January 7, 2003. (Previously filed as Exhibit 10(ll) to Presstek’s Form 10-K for the fiscal year ended December 28, 2002, filed March 28, 2003, hereby incorporated by reference.)
10	(x)	Distribution Agreement by and between Presstek, Inc. and Kodak Polychrome Graphics LLC dated March 18, 2003. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003, filed May 13, 2003, hereby incorporated by reference.)
10	(y)	Restated Amended Master Supply and Distribution Agreement by and between Presstek, Inc. and Xerox Corporation dated March 18, 2003. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003, filed May 13, 2003, hereby incorporated by reference.)
10	(z)**	2003 Stock Option and Incentive Plan of Presstek, Inc. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, filed August 12, 2003, hereby incorporated by reference.)

Exhibit
Number		Description

10	(aa)*	OEM Consumables Supply Agreement by and between Presstek, Inc. and Heidelberg Druckmaschinen, AG., dated July 1, 2003. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(bb)*	OEM Consumables Supply Agreement by and between Presstek, Inc. and Heidelberg U.S.A., Inc. dated July 1, 2003. (Previously filed as Exhibit 10.2 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(cc)	Credit Agreement by and among Presstek, Inc., Lasertel Inc., Citizens Bank New Hampshire and Keybank National Association dated October 15, 2003. (Previously filed as Exhibit 10.3 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(dd)	Revolving Note dated October 15, 2003 made by Presstek, Inc. in favor of Citizens Bank New Hampshire. (Previously filed as Exhibit 10.4 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(ee)	Revolving Note dated October 15, 2003 made by Presstek, Inc. in favor of Keybank National Association. (Previously filed as Exhibit 10.5 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(ff)	Term Note dated October 15, 2003 made by Presstek, Inc. in favor of Citizens Bank New Hampshire. (Previously filed as Exhibit 10.6 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(gg)	Term Note dated October 15, 2003 made by Presstek, Inc. in favor of Keybank National Association. (Previously filed as Exhibit 10.7 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(hh)	Swing Line Note dated October 15, 2003 made by Presstek, Inc. in favor of Citizens Bank New Hampshire. (Previously filed as Exhibit 10.8 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(ii)	Security Agreement by and between Presstek, Inc. and Citizens Bank New Hampshire dated October 15, 2003. (Previously filed as Exhibit 10.9 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(jj)	Security Agreement by and between Lasertel, Inc. and Citizens Bank New Hampshire dated October 15, 2003. (Previously filed as Exhibit 10.10 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(kk)	Security Agreement (Intellectual Property) by and between Presstek, Inc. and Citizens Bank New Hampshire dated October 15, 2003. (Previously filed as Exhibit 10.11 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(ll)	Security Agreement (Intellectual Property) by and between Lasertel, Inc. and Citizens Bank New Hampshire dated October 15, 2003. (Previously filed as Exhibit 10.12 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(mm)	Mortgage and Security Agreement between Presstek, Inc. and Citizens Bank New Hampshire dated October 15, 2003. (Previously filed as Exhibit 10.13 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(nn)	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and among Presstek, Inc., First American Title Insurance Company and Citizens Bank New Hampshire dated October 15, 2003. (Previously filed as Exhibit 10.14 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)
10	(oo)**	Employment Agreement by and between Presstek, Inc. and Moosa E. Moosa dated December 31, 2003 (Previously filed as Exhibit 10(pp) to Presstek’s Form 10-K for the fiscal year ended January 3, 2004, filed March 18, 2004, hereby incorporated by reference.)
10	(pp)	Amendment to Employment Agreement by and between Presstek, Inc. and Moosa E. Moosa dated January 10, 2004 (Previously filed as Exhibit 10(qq) to Presstek’s Form 10-K for the fiscal year ended January 3, 2004, filed March 18, 2004, hereby incorporated by reference.)

Exhibit
Number		Description

10	(qq)	Debtor-in-Possession Revolving Credit Agreement by and among A.B. Dick Company, Paragon Corporate Holdings, Inc., KeyBank National Association and Presstek, Inc. dated July 13, 2004 (Previously filed as Exhibit 10.1 to Presstek’s Form 8-K filed on July 13, 2004, hereby incorporated by reference)
10	(rr)	Amended and Restated Credit Agreement among the Company, the Guarantors, Citizens Bank New Hampshire, KeyBank National Association and Bank North N.A. dated November 5, 2004 (Previously filed as Exhibit 99.1 to Presstek’s Form 8-K filed on November 12, 2004, hereby incorporated by reference)
10	(ss)**	Employment Agreement by and between Presstek, Inc. and Susan A. McLaughlin dated January 24, 2005 (Previously filed as Exhibit 99.1 to Presstek’s Form 8-K, filed January 28, 2005, hereby incorporated by reference.)
10	(tt)**	Employment Agreement by and between Presstek, Inc. and Edward J. Marino dated February 2, 2005 (Previously filed as Exhibit 99.1 to Presstek’s Form 8-K , filed February 8, 2005, hereby incorporated by reference.)
10	(uu)**	Employment Agreement by and between Presstek, Inc. and Moosa E. Moosa dated February 2, 2005 (Previously filed as Exhibit 99.2 to Presstek’s Form 8-K , filed February 8, 2005, hereby incorporated by reference.)
10	(vv)**	Employment Agreement by and between Presstek, Inc. and Michael McCarthy dated February 2, 2005 (Previously filed as Exhibit 10.4 to Presstek’s Form 10-Q, filed May 12, 2005, hereby incorporated by reference.)
10	(ww)**	Employment Agreement by and between Presstek, Inc. and Peter E. Bouchard dated July 1, 2005 (Previously filed as Exhibit 99.1 to Presstek’s Form 8-K, filed July 8, 2005, hereby incorporated by reference.)
21.1		Subsidiaries of the Registrant (filed herewith.)
23.1		Consent of BDO Seidman, LLP (filed herewith.)
31.1		Certification of Chief Executive Officer Pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended (filed and furnished herewith.)
31.2		Certification of Chief Financial Officer Pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended (filed and furnished herewith.)
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed and furnished herewith.)
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed and furnished herewith.)

*	The SEC has granted Presstek’s request of confidential treatment with respect to a portion of this exhibit.

**	Denotes management employment contracts or compensatory plans.