Form 10-Q
period 2006-04-01
PRESSTEK INC /DE/
filed 2006-05-10
CIK 846876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-17541

PRESSTEK, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	02-0415170 (I.R.S. Employer Identification No.)

55 Executive Drive Hudson, New Hampshire (Address of Principal Executive Offices)	03051-4903 (Zip Code)

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of May 3, 2006, there were 35,554,440 shares of the Registrant’s Common Stock, $0.01 par value, outstanding.

PRESSTEK, INC.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PRESSTEK, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share data)

	April 1,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,918	$5,615
Accounts receivable, net	47,904	44,088
Inventories, net	45,640	50,083
Other current assets	2,723	1,175
Total current assets	102,185	100,961

Property, plant and equipment, net	44,832	45,250
Intangible assets, net	10,859	11,974
Goodwill	23,089	23,089
Other noncurrent assets	488	213

Total assets	$181,453	$181,487

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligation	$7,041	$7,037
Line of credit	7,000	6,036
Accounts payable	22,513	21,199
Accrued expenses	11,115	16,718
Deferred revenue	9,598	8,579
Total current liabilities	57,267	59,569

Long-term debt and capital lease obligation, less current portion	20,806	22,570
Deferred income taxes	824	715

Total liabilities	78,897	82,854

Commitments and contingencies (See Note 19)	-	-

Stockholders' equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized, 35,592,797 and
35,366,024 shares issued and outstanding at April 1, 2006 and
December 31, 2005, respectively	355	354
Additional paid-in capital	107,427	106,268
Accumulated other comprehensive income (loss)	(20)	(59)
Accumulated deficit	(5,206)	(7,930)
Total stockholders' equity	102,556	98,633

Total liabilities and stockholders' equity	$181,453	$181,487

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per-share data)
(Unaudited)

	Three months ended
	April 1,	April 2,
	2006	2005

Revenue
Product	$58,382	$57,068
Service and parts	12,184	13,327
Total revenue	70,566	70,395

Cost of revenue
Product	41,645	41,454
Service and parts	8,285	8,799
Total cost of revenue	49,930	50,253

Gross profit	20,636	20,142

Operating expenses
Research and development	1,545	2,122
Sales, marketing and customer support	9,029	9,809
General and administrative	5,380	5,444
Amortization of intangible assets	808	588
Restructuring and special charges	-	982
Total operating expenses	16,762	18,945

Income from operations	3,874	1,197
Interest and other income (expense), net	(552)	(626)

Income from operations before income taxes	3,322	571
Provision for income taxes	598	90

Net income	$2,724	$481

Earnings per common share
Basic	$0.08	$0.01
Diluted	$0.08	$0.01

Weighted average shares outstanding
Weighted average shares outstanding - basic	35,438	34,971
Dilutive effect of options	492	552
Weighed average shares outstanding - diluted	35,930	35,523

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	April 1,	April 2,
	2006	2005
Operating activities
Net income	$2,724	$481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,780	2,166
Amortization of intangible assets	808	588
Restructuring and special charges	-	982
Provision for warranty costs	960	446
Provision for accounts receivable allowances	283	210
Share-based payments	31	12
Loss on disposal of assets	45	30
Changes in operating assets and liabilities:
Accounts receivable	(4,341)	1,829
Inventories	4,436	(1,029)
Other current assets	(1,552)	(529)
Other noncurrent assets	(18)	-
Accounts payable	1,598	7,027
Accrued expenses	(6,112)	(3,793)
Deferred revenue	1,019	(972)
Net cash provided by operating activities	1,661	7,448

Investing activities
Purchase of property, plant and equipment	(1,355)	(1,136)
Payments related to business acquisitions	(332)	(584)
Investment in patents and other intangible assets	(37)	(95)
Proceeds from the sale of long-lived assets	-	(7)
Net cash used in investing activities	(1,724)	(1,822)

Financing activities
Net proceeds from issuance of common stock	1,129	824
Repayments of term loan and capital lease	(1,760)	(250)
Net borrowings (repayments) under line of credit agreement	964	(2,091)
Net cash provided by (used in) financing activities	333	(1,517)

Effect of exchange rate changes on cash and cash equivalents	33	-

Net increase in cash and cash equivalents	303	4,109
Cash and cash equivalents, beginning of period	5,615	8,739
Cash and cash equivalents, end of period	$5,918	$12,848

Supplemental disclosure of cash flow information
Cash paid for interest	$476	$625
Cash paid for income taxes	$245	$122

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 1, 2006
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements of Presstek, Inc. and its subsidiaries (“Presstek”, the “Company”, “we” or “us”) contain all adjustments, including normal recurring adjustments, necessary to present fairly Presstek’s financial position as of April 1, 2006, its results of operations and its cash flows for the three month periods ended April 1, 2006 and April 2, 2005, in accordance with U.S. generally accepted accounting principles (“GAAP”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

The results of the three month period ended April 1, 2006, are not necessarily indicative of the results to be expected for the year ended December 30, 2006. The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2006.

The Company’s operations are currently organized into three business segments: (i) Presstek; (ii) Precision; and (iii) Lasertel. The Presstek segment is primarily engaged in the development, manufacture, sale and servicing of digital imaging systems and patented printing plate technologies for direct-to-press, or on-press applications, and Computer to Plate (“CTP”), or off-press applications, for the graphic arts and printing industries, primarily for the short-run, full-color market segment. The Precision segment is primarily engaged in the development, manufacture and sale of Presstek’s patented digital plates, as well as digital and analog plates for other customers. The Lasertel segment is primarily engaged in the manufacture and development of high-powered laser diodes for sale to Presstek and to external customers. Any future changes to this organizational structure may result in changes to the business segments currently disclosed.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated.

The Company operates and reports on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the thirteen week periods ended April 1, 2006 (the “first quarter of fiscal 2006”) and April 2, 2005 (the “first quarter of fiscal 2005”).

Use of Estimates

The Company prepares its financial statements in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates and assumptions also affect the amount of revenues and expenses during the reported period. Management believes the most judgmental estimates include those related to product returns, warranty obligations, allowance for doubtful accounts, slow-moving and obsolete inventories, income taxes, the valuation of goodwill, other intangible assets and

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 1, 2006
(Unaudited)

tangible long-lived assets, share-based payments and litigation. The Company bases its estimates and judgments on historical experience and various other appropriate factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

Revenue Recognition

The Company’s revenue recognition policies, which were disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006, were expanded in the first quarter of fiscal 2006 to include the following:

Sales Transactions Financed by the Company
Periodically, the Company enters into sales-type leases resulting from the marketing of the Company’s and complementary third-party products. These transactions typically have seven year terms and are collateralized by a security interest in the underlying assets. These transactions are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases (“SFAS 13”). The long-term portion of financing receivables is included in Other noncurrent assets in the Company’s Consolidated Balance Sheet at April 1, 2006.

Share-Based Payments

Prior to December 31, 2005, the Company’s employee stock compensation plans were accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Generally, no employee stock-based compensation cost was recognized in the income statement prior to December 31, 2005, as stock options granted under the plans had fixed terms, including an exercise price equal to the market value of the underlying common stock on the date of grant. As of January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No.123(R), Share-Based Payment (“SFAS 123R”) using the modified prospective method, which requires measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. In December 2005, prior to the adoption of SFAS 123R, the Company accelerated the vesting of all outstanding employee stock options as of December 31, 2005 in order to avoid fair value-based compensation charges for those options in future periods. The Company used the Black-Scholes valuation model to calculate the compensation expense related to shares of common stock subject to purchase under the Company’s Employee Stock Purchase Plan (“ESPP”) in the first quarter of fiscal 2006. This is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS 123R, as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. For options to purchase common stock granted after the adoption of SFAS 123R, the Company is required to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) permitted companies to record forfeitures based on actual forfeitures, which was Presstek’s historical policy under SFAS 123. An estimated forfeiture rate is calculated based on then-current facts and circumstances at the time the Company grants options to purchase its common stock. For further information regarding the assumptions used in determining share-based payment expense related to the Company’s ESPP and options to purchase common stock, see Note 12.

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 1, 2006
(Unaudited)

Earnings per Share

Earnings per share is computed under the provisions of SFAS No. 128, “Earnings per Share” (“SFAS 128”). Accordingly, basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. For periods in which there is net income, diluted earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period unless the effect is antidilutive. Potential dilutive common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants.

Approximately 791,000 and 1,117,000 options to purchase common stock were excluded from the calculation of diluted earnings per share for the quarters ended April 1, 2006 and April 2, 2005, respectively, as their effect would be antidilutive.

Foreign Currency Translation

The Company’s foreign subsidiaries use the local currency as their functional currency. Accordingly, assets and liabilities are translated into U.S. dollars at current rates of exchange in effect at the balance sheet date. The resulting unrealized gains or losses are reported under the caption “Accumulated other comprehensive income (loss)” in the Company’s Consolidated Financial Statements. Revenues and expenses from these subsidiaries are translated at average monthly exchange rates in effect for the periods in which the transactions occur. Gains and losses arising from these foreign currency transactions are reported as a component of “Interest and other income (expense), net” in the Company’s Consolidated Statements of Income. The Company reported losses on foreign currency transactions of approximately $97,000 and $52,000 in the first quarters of fiscal 2006 and fiscal 2005, respectively.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to current presentation.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently reviewing if the Statement will have an impact on future reporting periods.

During the first quarter of 2006, the Company adopted SFAS No. 151, Inventory Costing (“SFAS 151”). The impact of adopting SFAS 151, net of amounts capitalized as normal production costs, was not material to the Company’s consolidated results of operations or financial position for the period.

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 1, 2006
(Unaudited)

2. ACCOUNTS RECEIVABLE AND RELATED ALLOWANCES, NET

The components of accounts receivable, net of allowances, in the Consolidated Balance Sheets are as follows (in thousands):

	April 1, 2006	December 31, 2005

Accounts receivable	$51,492	$47,495
Less allowances	(3,588)	(3,407)
	$47,904	$44,088

3. INVENTORIES, NET

Inventories include material, direct labor and related manufacturing overhead, and are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value. The components of inventories in the Consolidated Balance Sheets are as follows (in thousands):

	April 1, 2006	December 31, 2005

Raw materials	$7,942	$8,436
Work in process	9,584	10,217
Finished goods	45,306	47,937
Total gross inventory	62,832	66,590
Less reserves	(17,192)	(16,507)
	$45,640	$50,083

4. PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, net, in the Consolidated Balance Sheets are as follows (in thousands):

	April 1, 2006	December 31, 2005

Land and improvements	$2,241	$2,241
Buildings and leasehold improvements	28,918	28,902
Production and other equipment	54,626	52,018
Office furniture and equipment	6,884	6,668
Construction in process	2,305	3,882
Total property, plant and equipment, at cost	94,974	93,711
Accumulated depreciation and amortization	(50,142)	(48,461)
	$44,832	$45,250

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 1, 2006
(Unaudited)

Construction in process is primarily related to production equipment not yet placed into service. The amount reported at April 1, 2006, includes $0.2 million related to a new service management system, which the Company purchased in the first quarter of fiscal 2006 and is in the process of implementing. The Company is capitalizing all applicable costs in accordance with AICPA Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, and estimates that its capital expenditures related to implementation will approximate $1.5 million.

Property, plant and equipment at April 1, 2006 and December 31, 2005 includes $110,000 in office furniture and equipment and related accumulated depreciation of $12,000 and $3,000, respectively, associated with a capital lease.

The Company recorded depreciation expense of $1.8 million and $2.2 million in the first quarter of fiscal 2006 and fiscal 2005, respectively. Under the Company’s financing arrangements (see Note 6), all property, plant and equipment is pledged as security.

5. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of patents, intellectual property, license agreements, loan origination fees and certain identifiable intangible assets resulting from business combinations, including trade names, customer relationships, non-compete covenants and software licenses.

The Company commences amortization of capitalized costs related to either patents or purchased intellectual property at the time the respective asset has been placed into service. At April 1, 2006 and December 31, 2005, the Company had recorded $0.8 million and $1.5 million, respectively, of costs related to patents and intellectual property not yet in service.

The components of the Company’s identifiable intangible assets are as follows (in thousands):

	April 1, 2006		December 31, 2005
	Cost	Accumulated amortization	Cost	Accumulated amortization

Patents and intellectual property	$10,533	$6,429	$10,840	$6,173
Trade names	2.360	1,208	2,360	1,001
Customer relationships	5,483	1,128	5,483	876
Software licenses	450	212	450	175
License agreements	750	45	750	11
Non-compete covenants	100	33	100	28
Loan origination fees	332	94	332	77
	$20,008	$9,149	$20,315	$8,341

The Company recorded amortization expense for its identifiable intangible assets of $0.8 million and $0.6 million in the first quarters of fiscal 2006 and fiscal 2005, respectively. Estimated future amortization expense for the

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 1, 2006
(Unaudited)

Company’s in-service patents and all other identifiable intangible assets recorded by the Company at April 1, 2006, are as follows (in thousands):

Remainder of fiscal 2006	$2,211
Fiscal 2007	2,229
Fiscal 2008	1,252
Fiscal 2009	1,104
Fiscal 2010	943
Thereafter	1,890

The carrying amounts of goodwill recorded by the Company’s Presstek and Precision business segments were $17.9 million and $5.2 million, respectively, at April 1, 2006. There have been no changes to these amounts since December 31, 2005.

In accordance with the goodwill provisions of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives are tested annually, on the first day of the third quarter, for impairment. The Company’s impairment review is based on a fair value test. The Company uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts may signal that an asset has been impaired. Should the fair value of goodwill, as determined by the Company at any measurement date, fall below its carrying value, a charge for impairment will be recorded in the period.  Ne charge for impairment was recorded in the first quarter of fiscal 2006.

6. FINANCING ARRANGEMENTS

The components of the Company’s outstanding borrowings at April 1, 2006 and December 31, 2005 are as follows (in thousands):

	April 1, 2006	December 31, 2005

Term loan	$27,750	$29,500
Line of credit	7,000	6,036
Capital lease	97	107
	34,847	35,643
Less current portion	(14,041)	(13,073)
Long-term debt	$20,806	$22,570

The Company’s Senior Secured Credit Facilities (the “Facilities”) include a $35.0 million five-year secured term loan (the “Term Loan”) and a $45.0 million five-year secured revolving line of credit (the “Revolver”). The Company granted a security interest in all of its assets in favor of the lenders under the Facilities. In addition, under the Facilities agreement, the Company is prohibited from declaring or distributing dividends to shareholders.

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 1, 2006
(Unaudited)

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

The Facilities are available to the Company for working capital requirements, capital expenditures, business acquisitions and general corporate purposes.

At April 1, 2006 and December 31, 2005, the Company had outstanding balances on the Revolver of $7.0 million and $6.0 million, respectively, with interest rates of 7.1% and 6.9%, respectively. At April 1, 2006, there were $10.3 million of outstanding letters of credit, thereby reducing the amount available under the Revolver to $27.7 million at that date.

The Term Loan requires quarterly principal payments of $1.75 million, with a final settlement of all remaining principal and unpaid interest on November 4, 2009. At April 1, 2006 and December 31, 2005, outstanding balances under the Term Loan were $27.8 million and $29.5 million, respectively, with interest rates of 7.0% and 7.5%, respectively.

The weighted average interest rate on the Company’s short-term borrowings was 7.1% at April 1, 2006.

Under the terms of the Revolver and Term Loan, the Company is required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA (earnings before interest, taxes, depreciation, amortization and restructuring and special charges) and minimum fixed charge coverage covenants. At April 1, 2006, the Company was in compliance with all financial covenants.

On November 23, 2005, the Company acquired equipment of $110,000 qualifying for capital lease treatment under SFAS No. 13, Accounting for Leases (“SFAS 13”). The equipment is reflected in property, plant and equipment and the current and long-term principal amounts of the lease obligation are included in current and long-term debt and capital lease obligations in the Company’s Consolidated Balance Sheets.

The Company’s Revolver and Term Loan principal and capital lease principal and interest repayment commitments are as follows (in thousands):

Remainder of 2006	$12,280
2007	7,041
2008	7,026
2009	8,500

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 1, 2006
(Unaudited)

7. ACCRUED EXPENSES

The components of the Company’s accrued expenses in the Consolidated Balance Sheets at April 1, 2006 and December 31, 2005 are as follows (in thousands):

	April 1, 2006	December 31, 2005

Accrued payroll and employee benefits	$3,700	$8,266
Accrued warranty	1,215	1,483
Accrued integration costs	1,005	1,337
Accrued restructuring and special charges	435	482
Accrued royalties	691	344
Accrued income taxes	559	312
Other	3,510	4,494
	$11,115	$16,718

8. ACCRUED WARRANTY

Product warranty activity in the first quarter of fiscal 2006 is as follows (in thousands):

Balance at December 31, 2005	$1,483
Accruals for warranties	960
Warranty costs	(1,228)
Balance at April 1, 2006	$1,215

9. DEFERRED REVENUE

The components of deferred revenue are as follows (in thousands):

	April 1, 2006	December 31, 2005

Deferred service revenue	$9,393	$7,951
Deferred product revenue	205	628
	$9,598	$8,579

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 1, 2006
(Unaudited)

10. ACCRUED INTEGRATION COSTS

In 2005 and 2004 the Company recorded integration cost accruals related to its 2004 business acquisitions. The activity related to these integration cost accruals for the first quarter of fiscal 2006 is as follows (in thousands):

	Balance December 31, 2005	Utilization	Balance April 1, 2006

Severance and fringe benefits	$1,242	$(298)	$944
Lease termination and other costs	95	(34)	61
	$1,337	$(332)	$1,005

The Company anticipates that the payments related to the above initiatives will be completed in 2006.

11. RESTRUCTURING AND SPECIAL CHARGES

In the first quarter of fiscal 2005, the Company recorded restructuring and special charges aggregating $1.0 million for the Presstek and Precision business segments. Of this amount, $0.9 million related to the Presstek segment and $0.1 million related to the Precision segment. These charges included severance and fringe benefit costs, executive and other contractual obligations and a settlement with previously terminated employees. The Company did not record any restructuring and special charges in the first quarter of fiscal 2006.

The activity for the first quarter of fiscal 2006 related to the Company’s restructuring and special charges accruals is as follows (in thousands):

	Balance December 31, 2005	Utilization	Balance April 1, 2006

Severance and fringe benefits	$482	$(47)	$435

The Company anticipates that the payments related to the above initiatives will be completed in 2006.

12. SHARE-BASED PAYMENTS

Prior to December 31, 2005, the Company’s employee stock-based compensation plans were accounted for in accordance with APB 25 and related interpretations. Generally, no stock option-based employee compensation cost was recognized in the income statement prior to December 31, 2005, as stock options granted under the plans had fixed terms, including an exercise price equal to the market value of the underlying common stock on the date of grant.

On December 31, 2005, the Company accelerated the vesting of all unvested outstanding options to purchase

T PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 1, 2006
(Unaudited)

common stock previously issued to directors and employees, including officers. As a result of these actions, the Company eliminated approximately $1.3 million in pre-tax compensation expense in fiscal 2006 and $0.7 million thereafter related to these options. Under the pro forma disclosure requirements of SFAS 123, the Company recognized approximately $4.0 million of stock-based compensation in fiscal 2005, including the expense relating to the accelerated vesting of stock options.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective method, which requires measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. As a result, the Company recorded approximately $31,000 of share-based payment expense related to its ESPP in the first quarter of 2006. The Company’s ESPP provides for the issuance of common stock at a purchase price of not less than 85% of the fair market value at the date of grant or the first day of the offering period, whichever is lower. There were 816,111 shares available for purchase by employees under this plan at April 1, 2006. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS 123R, as amended by SFAS 148.

Valuation Assumptions

The fair value of the shares of common stock issued under the Company’s ESPP was estimated on the commencement date of the offering period using the Black-Scholes valuation model with the following assumptions:
Three months ended
April 1, 2006

Risk-free interest rate	4.40%
Volatility	53.13%
Expected life (in years)	0.25
Dividend yield	None

Based on the above assumptions, the fair value of each share subject to purchase under the Company’s ESPP for the first quarter of fiscal 2006 was $1.86.

In the quarter ended April 2, 2005, 480,900 options to purchase the Company’s common stock were granted with a weighted average fair value of $8.24. The fair value of the options and shares of common stock purchased under the Company’s ESPP was estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

Three months ended
April 2, 2005

Risk-free interest rate	4.17%
Volatility	62.21%
Expected life (in years)	5.2
Dividend yield	None

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 1, 2006
(Unaudited)

Expected volatilities are based on historical volatilities of Presstek’s common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, the Company’s historical exercise patterns and the ESPP purchase period; and the risk-free rate is based on the U.S. Treasury STRIPS (Separate Trading of Registered Interest and Principal of Securities) rate for the period corresponding to the expected life of the options or ESPP purchase period.

Fair Value Disclosures - Prior to SFAS 123R Adoption

SFAS 123R requires the presentation of pro forma information for the comparative period prior to the adoption as if the Company had accounted for all its employee stock-based compensation plans under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value-based method of SFAS 123 to its awards for the purpose of recording expense for stock-based compensation (in thousands, except per-share data):
Three months ended April 2, 2005

Net income, as reported	$481
Add: stock-based compensation expense recognized	12
Deduct: total stock-based employee compensation determined under the fair-value-based method for all awards, net of related tax effects	(672)
Pro forma net income	$(179)

Earnings per common share, as reported
Basic	$0.01
Diluted	$0.01

Pro forma loss per common share
Basic	$(0.01)
Diluted	$(0.01)

Stock Option Activity

Stock option activity for the three months ended April 1, 2006 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31, 2005	3,101,475	$8.86
Granted	--	--
Exercised	(155,158)	6.71
Canceled/expired	(16,400)	10.66
Outstanding at April 1, 2006	2,929,917	$8.96	6.17 years	$8.6 million

Exercisable at April 1, 2006	2,929,917	$8.96	6.17 years	$8.6 million

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 1, 2006
(Unaudited)

During the first quarter of 2006, the total intrinsic value of stock options exercised was $0.8 million.

13. INTEREST AND OTHER INCOME AND EXPENSE

The components of “Interest and other income (expense), net”, in the Company’s Consolidated Statements of Income are as follows (in thousands):

	Three months ended
	April 1, 2006	April 2, 2005

Interest expense	$(476)	$(625)
Interest income	27	49
Other income (expense), net	(103)	(50)
	$(552)	$(626)

The amounts reported as other income (expense), net, primarily relate to gains or losses on foreign currency transactions for all periods presented.

14. INCOME TAXES

The Company’s effective tax rate was 18.0% and 15.8% for the three months ended April 1, 2006 and April 2, 2005, respectively. Presstek’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the tax rate benefits associated with utilization of net operating loss carryforwards. The provision for the first quarters of fiscal 2006 and fiscal 2005 primarily relate to the recognition of a deferred tax liability as a result of differing book and tax bases of goodwill, foreign taxes and alternative minimum tax.

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

There were no material net deferred tax assets as of April 1, 2006.

15. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income, plus all changes in equity of the Company during the period from non-owner sources, including any foreign currency translation adjustments, unrealized gains and losses on marketable securities, or changes in derivative values. These changes in equity are recorded as adjustments to “Accumulated other comprehensive income (loss)” in the Company’s Consolidated Balance Sheets. The primary

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 1, 2006
(Unaudited)

components of Accumulated other comprehensive income (loss) are unrealized gains or losses on foreign currency translation. The components of comprehensive income are as follows (in thousands):

	Three months ended
	April 1, 2006	April 2, 2005

Net income	$2,724	$481
Changes in accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	39	(143)
Comprehensive income	$2,763	$338

16. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company is currently reviewing its internal management reporting structure to determine whether a separate corporate segment would provide greater visibility to each business segment’s results of operations. Should the Company implement such a change, it would be reflected in the Company’s segment disclosures in subsequent reporting periods.

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 1, 2006
(Unaudited)

Selected operating results information for each business segment are as follows (in thousands):

	Three months ended
	April 1, 2006	April 2, 2005

Revenue
Presstek	$66,137	$65,360
Precision	4,897	6,717
Lasertel	2,602	1,868
Total revenue, including inter-segment	73,636	73,945
Inter-segment revenue	(3,070)	(3,550)
	$70,566	$70,395

Revenue from external customers
Presstek	$66,137	$65,360
Precision	3,238	4,298
Lasertel	1,191	737
	$70,566	$70,395

Income (loss) from operations
Presstek	$4,810	$2,510
Precision	(227)	(400)
Lasertel	(709)	(913)
	$3,874	$1,197

Intersegment revenues and costs are eliminated from each segment prior to review of segment results by the Company’s management. Accordingly, the amounts of intersegment revenues allocable to each individual segment have been excluded from the table above.

Asset information for the Company’s business segments as of April 1, 2006 and December 31, 2005 is as follows (in thousands):

	April 1, 2006	December 31, 2005

Presstek	$150,726	$150,491
Precision	19,428	19,186
Lasertel	11,299	11,810
	$181,453	$181,487

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 1, 2006
(Unaudited)

The Company’s classification of revenue by geographic area is determined by the location of the Company’s customer. The following table summarizes revenue information by geographic area (in thousands):

	Three months ended
	April 1, 2006	April 2, 2005

United States	$47,877	$48,470
United Kingdom	6,491	7,158
Canada	3,583	3,284
Germany	2,908	4,103
Japan	1,741	1,647
All other	7,966	5,733
	$70,566	$70,395

The Company’s long-lived assets by geographic area are as follows (in thousands):

	April 1, 2006	December 31, 2005

United States	$78,068	$79,462
United Kingdom	832	682
Canada	368	382
	$79,268	$80,526

17. MAJOR CUSTOMERS

The Company did not have any customer that accounted for more than 10% of revenues in the first quarter of either fiscal 2006 or fiscal 2005, nor any customer that accounted for more than 10% of outstanding accounts receivable as of April 1, 2006 or April 2, 2005.

18. RELATED PARTIES

The Company engages the services of Amster, Rothstein & Ebenstein, a law firm of which a member of the Company’s Board of Directors is a partner. Expenses incurred for services from this law firm were $0.2 million and $0.1 million in the first quarters of fiscal 2006 and fiscal 2005, respectively.

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 1, 2006
(Unaudited)

19. COMMITMENTS AND CONTINGENCIES

In fiscal 2000, the Company entered into an agreement with Fuji Photo Film Co., Ltd., whereby minimum royalty payments to Fuji are required based on specified sales volumes of Presstek's A3 format size four-color sheet-fed press. The agreement provides for payment of up to a maximum of $14.0 million in royalties, with an aggregate minimum of $6.0 million over its term. As of April 1, 2006, the Company had paid Fuji $5.4 million related to this agreement. The Company currently expects future sales volume to be sufficient to satisfy minimum commitments under the agreement. In the event of a volume shortfall over the term of the agreement, Presstek is obligated to fund the shortfall of the $6.0 million minimum as a lump-sum payment. Were such lump-sum payment required, the Company does not believe the amount of the payment will be material.

The Company has change of control agreements with certain of its employees that provide them with benefits should their employment with the Company be terminated other than for cause or their disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time from the date of any change of control of the Company.

From time to time the Company has engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party. In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). Generally, the Company’s liability for these recourse agreements is limited to 9.5% of the amount outstanding. The maximum amount for which the Company was liable to the financial institution for the shortfall payment was approximately $0.3 million at April 1, 2006. At April 1, 2006, the Company had $0.1 million of accruals recorded related to its recourse agreements.

PRESSTEK, INC.
April 1, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Statements other than those of historical fact contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the following:

•	our expectations of our financial and operating performance in 2006 and beyond;

•	the adequacy of internal cash and working capital for our operations;

•	manufacturing constraints and difficulties;

•	the introduction of competitive products into the marketplace;

•	management’s plans and goals for our subsidiaries;

•	the ability of the Company and its divisions to generate positive cash flows in the near-term, or to otherwise be profitable;

•	our ability to produce commercially competitive products;

•	the strength of our various strategic partnerships, both on manufacturing and distribution;

•	our ability to secure other strategic alliances and relationships;

•	our expectations regarding the Company’s strategy for growth, including statements regarding the Company’s expectations for continued product mix improvement;

•	our expectations regarding the balance, independence and control of our business;

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

PRESSTEK, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
April 1, 2006

•	market acceptance of and demand for our products and resulting revenues;

•	our ability to meet our stated financial objectives;

•	our dependency on our strategic partners, both on manufacturing and distribution;

•	the introduction of competitive products into the marketplace;

•	shortages of critical or sole-source component supplies;

•	the availability and quality of Lasertel’s laser diodes;

•	the performance and market acceptance of our recently-introduced products, and our ability to invest in new product development;

•	manufacturing constraints or difficulties (as well as manufacturing difficulties experienced by our sub-manufacturing partners and their capacity constraints); and

•	the impact of general market factors in the print industry generally and the economy as a whole, including the potential effects of inflation.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006.

Overview of the Company

We are a market-focused company primarily engaged in the design, manufacture, sales and service of high-technology digital imaging solutions for the graphic arts industry worldwide. We are helping to lead the industry’s transformation from analog print production methods to digital imaging technology. We are a leader in the development of advanced printing systems using digital imaging equipment and consumables-based solutions that economically benefit the user through a streamlined workflow and chemistry-free, environmentally responsible operation. We are also a leading sales and service channel in the small to mid-sized commercial, quick and in-plant printing markets offering a wide range of solutions to over 20,000 customers worldwide.

PRESSTEK, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
April 1, 2006

Presstek’s business model is a capital equipment and consumables (razor and blade) model. In this model, almost 70% of our revenue is recurring revenue. Our model is designed so that each placement of either a Direct Imaging Press or a Computer to Plate system generally results in recurring aftermarket revenue for consumables and service.

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

•	manufacture semiconductor solid state laser diodes for Presstek imaging applications and for use in external applications; and

•	manufacture and distribute printing plates for conventional print applications.

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

Our ground breaking DI technology is marketed to leading press manufacturers. Our Presstek business segment supplies these manufacturers with imaging kits complete with optical assemblies and software which are integrated into the manufacturers’ presses. This process results in a DI press, which is designed to image our printing plates. Similar digital imaging technologies are used in our CTP systems. Our Presstek business segment designs and manufactures CTP systems that incorporate our imaging technology and image our chemistry-free printing plates.

In addition to marketing, selling and servicing our proprietary digital products, we also market, sell and service traditional, or analog products for the commercial print market. This analog equipment is manufactured by third party strategic partners and the analog consumables are manufactured by either us or our strategic partners. The addition of these non-proprietary products and our ability to directly sell and service them is made possible by acquisitions we completed in 2004: ABDick and Precision.

Our operations are currently organized into three business segments: (i) Presstek; (ii) Precision; and (iii) Lasertel. Segment operating results are based on the current organizational structure reviewed by our management to evaluate the results of each business. A description of the types of products and services provided by each business segment follows.

PRESSTEK, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
April 1, 2006

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

Our business strategy is centered on maximizing the sale of consumable products, such as printing plates, and therefore our business efforts focus on the sale of “consumable burning engines” such as our DI presses and CTP devices. Our strategy to grow our consumables has two parts. The first part is to increase the number of our DI and CTP units in the field. By increasing the number of Consumable Burning Engines, or CBEs, will increase the demand for our consumables.

To complement our direct sales efforts, in certain territories, we maintain relationships with key press manufacturers such as Ryobi Limited, Heidelberger Druckmaschinen AG, or Heidelberg, and Koenig & Bower AG, or KBA, who market printing presses and press solutions that use our proprietary consumables. We also maintain relationships with key distribution partners, such as Eastman Kodak, to sell, distribute and service press systems and the related proprietary consumable products.

Another method of growing the market for consumables is to develop consumables that can be imaged by non-Presstek devices. In addition to expanding our base of our consumable burning engines, an element of our focus is to reach beyond our proprietary systems and penetrate the installed base of CTP devices in all market segments with our chemistry free and process-free offerings. The first step in executing this strategy was the launch of our proprietary Aurora chemistry-free printing plate designed to be used with CBEs manufactured by thermal CTP market leaders, such as Screen and Kodak. We continue to work with other CTP manufacturers to qualify our consumables on their systems. We believe this shift in strategy fundamentally enhances our ability to expand and control our business.

We operate and report on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the consolidated financial statements include the financial reports for the 13-week period ended April 1, 2006, which we refer to as the first quarter of fiscal 2006, and the 13-week period ended April 2, 2005, which we refer to as the first quarter of fiscal 2005.

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

PRESSTEK, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
April 1, 2006

The discussion of results of operations at the consolidated level is presented together with results of operations by business segment.

RESULTS OF OPERATIONS

Results of operations in dollars and as a percentage of revenue were as follows (in thousands of dollars):

	Three months ended
	April 1, 2006		April 2, 2005
		% of revenue		% of revenue
Revenue
Product	$58,382	82.7	$57,068	81.1
Service and parts	12,184	17.3	13,327	18.9
Total revenue	70,566	100.0	70,395	100.0

Cost of revenue
Cost of product	41,645	59.0	41,454	58.9
Cost of service and parts	8,285	11.7	8,799	12.5
Total cost of revenue	49,930	70.7	50,253	71.4

Gross profit	20,636	29.3	20,142	28.6

Operating expenses
Research and development	1,545	2.2	2,122	3.0
Sales, marketing and customer support	9,029	12.8	9,809	13.9
General and administrative	5,380	7.6	5,444	7.8
Amortization of intangible assets	808	1.2	588	0.8
Restructuring and special charges	--	--	982	1.4
Total operating expenses	16,762	23.8	18,945	26.9

Income from operations	3,874	5.5	1,197	1.7
Interest and other expense, net	(552)	(0.8)	(626)	(0.9)
Income before income taxes	3,322	4.7	571	0.8
Provision for income taxes	598	0.8	90	0.1

Net income	$2,724	3.9	$481	0.7

PRESSTEK, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
April 1, 2006

Three months ended April 1, 2006 compared to three months ended April 1, 2005

Revenue

Consolidated Revenue

Consolidated revenues were $70.6 million in the first quarter of fiscal 2006, compared to $70.4 million in the first quarter of fiscal 2005. Equipment revenues increased by $3.6 million, or 18.0%, primarily due to increased DI and Vector TX 52 unit sales, combined with a $0.5 million increase in Lasertel’s external revenues. These increases were partially offset by lower analog consumables revenues in both Presstek and Precision, and lower service and parts revenues in the North American market. We continue to make progress in transitioning our customer base to digital solutions, sales of which increased from approximately 58% of total revenues in the first quarter of fiscal 2005, to approximately 66% of total revenues in the first quarter of fiscal 2006.

Product equipment revenues were $23.6 million in the first quarter of fiscal 2006, an increase of $3.6 million, or 18.0%, from the comparable prior year quarter. The current year increase is primarily attributable to a 62.0% increase in DI unit volume over the first quarter of 2005, combined with sales of the Vector TX52, which was launched in the fourth quarter of fiscal 2005. Sales of conventional equipment declined from $5.0 million in the first quarter of fiscal 2005, to $3.6 million in the first quarter of fiscal 2006, consistent with the transition from analog to digital solutions. Sales of CBE units increased 32.2% in the first quarter of fiscal 2006, compared to the same quarter of the prior year.

Revenues generated from consumable product sales were $34.8 million in the first quarter of fiscal 2006, a decrease of $2.2 million, or 6.0%, from the first quarter of fiscal 2005. The reduction is primarily attributable to a slowdown in analog sales in the Presstek segment, which declined from $12.3 million in the first quarter of fiscal 2005 to $10.0 million in the first quarter of fiscal 2006, combined with a $1.1 million decrease in Precision’s external revenues. These amounts were offset by increased DI sales, which benefited significantly from new distribution agreements with Heidelberg in both the United States and Europe.

Service and parts revenues were $12.2 million in the first quarter of fiscal 2006, a decrease of $1.1 million, or 8.6%, from the first quarter of fiscal 2005. This decrease is principally related to a decrease in analog parts revenues resulting from the transition from analog to digital equipment.

Segment Revenue

In fiscal 2005, we implemented a new internal management reporting structure in connection with organizational changes related to the integration of the ABDick business into our Presstek business. We analyzed the impact of this integration on our operating segments and concluded that the results of operations and balance sheet information for the former ABDick segment should be combined with those of the former Presstek segment and reported as the new Presstek business segment. Accordingly, the historical results of the Presstek segment included herein have been restated to include the results of the former ABDick segment. We are currently reviewing our internal management reporting structure to determine whether a separate corporate segment would provide better visibility to each business segment’s operations. Should we implement such a change, it would be reflected in our segment disclosures in subsequent reporting periods.

PRESSTEK, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
April 1, 2006

The following business segment revenue information includes intersegment revenues for the Precision and Lasertel segments. Intersegment revenues are eliminated in consolidation.

Revenue for the Presstek segment was $66.1 million in the first quarter of fiscal 2006, an increase of $0.8 million, or 1.2%, compared to $65.4 million in the first quarter of fiscal 2005. Equipment revenues increased $3.1 million, partially offset by lower consumables revenues and lower service and parts revenues. Revenues from digital solutions increased $5.8 million, or 14.3%. Of this amount, $4.6 million is attributable to increased sales of CBEs. Digital solutions also increased as a percentage of segment revenue, from approximately 62.0% of segment revenues in the first quarter of fiscal 2005 to approximately 69.0% of segment revenues in the first quarter of fiscal 2006.

Equipment revenues benefited from an increase in DI equipment sales, which accounted for $11.3 million of revenues in the first quarter of fiscal 2006. Product equipment sales were also favorably impacted by the launch of a new generation CTP system, the Vector TX52, into both United States and European markets in the fourth quarter of fiscal 2005. The Vector TX52 contributed $2.3 million of revenue in the first quarter of fiscal 2006. These increases were offset by lower sales of conventional product resulting from the ongoing market transition from analog to digital solutions, coupled with a $1.4 million decrease in sales of Dimension products, compared to the first quarter of fiscal 2005. Softness in Dimension equipment revenues in the first quarter of 2006 was driven by price competitiveness in the marketplace.

The Presstek segment’s consumables sales decreased $1.2 million, to $31.5 million, in the first quarter of fiscal 2006, from $32.7 million in the comparable prior year quarter. This decrease in the first quarter of 2006 is primarily attributable to lower analog sales compared to a strong prior year analog demand from ABDick customers following the acquisition by Presstek and the continuing market transition from analog to digital solutions in 2006. In the latter part of fiscal 2005, we entered into two strategic relationships for our consumables: (i) Heidelberg named the Quickmaster DI as a preferred plate; and (ii) Screen USA agreed to market our consumable plate products for non-Presstek proprietary CTP systems. These relationships contributed to a $1.2 million increase in DI consumables sales, which were $11.4 million in the first quarter of fiscal 2006. However, this increase was more than offset by the decline in analog consumables sales in the current quarter.

Service and parts revenues decreased $1.1 million, or 8.6%, in the first quarter of fiscal 2006, compared to the same quarter of the prior year. This decrease is primarily lower parts revenues resulting from the current market transition from analog to digital equipment, which resulted in a decrease in analog parts revenue.

Revenue for the Precision segment was $4.9 million in the first quarter of fiscal 2006, a decrease of $1.8 million, or 27.1%, compared to $6.7 million in the first quarter of fiscal 2005. This decrease is primarily attributable to lower order levels from a key customer. Overall, digital and conventional sales for this segment declined 36.6% and 22.4%, respectively, in the first quarter of fiscal 2006, compared to the same quarter of the prior year.

Revenue for the Lasertel segment was $2.6 million in the first quarter of fiscal 2006, a 39.3% increase compared to the first quarter of fiscal 2005. This increase is primarily attributable to the addition of two new customers, coupled with higher sales to the Presstek segment.

PRESSTEK, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
April 1, 2006

Cost of Revenue

Consolidated Cost of Revenue

Consolidated cost of product, consisting of costs of material, labor and overhead, shipping and handling costs and warranty expenses, was $41.6 million in the first quarter of fiscal 2006, an increase of $0.2 million, compared to the first quarter of fiscal 2005. The increase in cost is attributable to higher sales volumes in the Presstek and Lasertel segments; however, cost of product as a percentage of product revenues decreased on a consolidated basis.

Consolidated cost of service and parts was $8.3 million in the first quarter of fiscal 2006, a decrease of $0.5 million from the same quarter of the prior year. The decrease in cost is primarily attributable to reduced service and parts revenue in the current fiscal quarter, coupled with higher parts costs as a percentage of revenue.

Segment Cost of Revenue

Cost of revenue for the Presstek segment was $45.7 million in fiscal 2006, an increase of $0.6 million, compared to $45.1 million in the first quarter of fiscal 2005. The increase is primarily the result of higher revenues in the segment.

Cost of revenue for the Precision segment was $4.7 million in the first quarter of fiscal 2006, a decrease of $1.1 million, compared to $5.8 million in the first quarter of fiscal 2005. The decrease in the current year period is the result of lower revenues for the segment.

Cost of revenue for the Lasertel segment was $2.6 million in the first quarter of fiscal 2006, an increase of $0.8 million compared to the first quarter of fiscal 2005. The increase correlates to the increase in revenues in the first quarter of fiscal 2006.

Gross Margin

Gross margin as a percentage of total revenue was 29.2% in the first quarter of fiscal 2006, an increase of 0.6%, from 28.6 % in the first quarter of fiscal 2005. Gross margin as a percentage of product revenue increased to 28.7% in the first quarter of fiscal 2006, compared to 27.4% in the first quarter of fiscal 2005. The improved product margin in the first quarter of fiscal 2006 is primarily attributable to favorable product mix, including increased sales of DI consumables and the Vector TX52, which carry higher margins.

Gross margin as a percentage of service and parts revenue decreased to 32.0% in the first quarter of fiscal 2006, from 34.0% in the same quarter of the prior year. The decrease is primarily attributable to lower margins associated with analog parts, coupled with higher costs related to service, including fuel costs.

During the first quarter of 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Pricing (“SFAS 151”). The impact of its adoption, net of amounts capitalized as normal production costs, was not material to gross margins or operating results for the first quarter of fiscal 2006.

Research and Development

Research and development expenses primarily consist of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment, consumables and laser diode development

PRESSTEK, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
April 1, 2006

efforts. Our research and development team also contribute to the development, presentation and launch of new technology products at key industry shows in the United States and Europe.

Consolidated research and development expenses were $1.5 million in the first quarter of fiscal 2006, a $0.6 million decrease from the comparable prior year quarter. The decrease is principally attributable to efficiencies realized from the integration of the acquired ABDick business into the Company during the fourth quarter of fiscal 2005. As a percentage of revenue, research and development expenses declined from 3.0% in the first quarter of fiscal 2005, to 2.2% in the first quarter of fiscal 2006.

Research and development expenses for the Presstek segment were $1.2 million in the first quarter of 2006, a decrease of $0.6 million from the same quarter of the prior year. The decrease is attributable to the aforementioned efficiencies realized from the integration of the ABDick business into the Company.

Research and development expenses for the Precision segment were $0.15 million in the first quarter of fiscal 2006, compared to $0.17 million in the first quarter of fiscal 2005.

Research and development expenses for the Lasertel segment were $0.21 million in the first quarter of fiscal 2006, compared to $0.14 million in the first quarter fiscal 2005, respectively. The increase is attributable to higher personnel costs resulting from increased staffing levels.

While we expect to invest an estimated $7.0 million internally in research and development in fiscal 2006, we continue to implement our strategy to identify and collaborate with third parties in development activities designed to leverage Presstek technology and innovation.

Sales, Marketing and Customer Support

Sales, marketing and customer support expenses primarily consist of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs associated with sales, marketing and customer support activities.

We took steps in fiscal 2005 to strengthen capacity and capability within the sales, marketing and customer support area through reorganization, training in advanced technology products and services, and changes in key personnel. We also eliminated costs, primarily for customer support and marketing personnel by integrating the U.S. marketing and customer support operations into the Presstek segment. In the current quarter, we began to realize some of the benefits associated with these initiatives. As we continue to pursue initiatives designed to drive penetration of Presstek technology in the marketplace, we expect expenses in this area to increase in absolute dollars in future periods.

Consolidated sales, marketing and customer support expenses were $9.0 million in the first quarter of fiscal 2006, a decrease of $0.8 million from the first quarter of fiscal 2005. The decrease is primarily attributable to efficiencies realized from the integration of the ABDick business into the Presstek segment.

Sales, marketing and customer support expenses for the Presstek segment were $8.8 million in the first quarter of fiscal 2006, a decrease of $0.8 million from the comparable prior year period. The decrease is primarily attributable to the elimination of personnel costs in customer support and marketing that resulted from the integration of the ABDick business into the Presstek segment.

PRESSTEK, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
April 1, 2006

Sales, marketing and customer support expenses for the Precision segment were $0.1 million in the first quarters of both fiscal 2006 and fiscal 2005.

Sales, marketing and customer support expenses for the Lasertel segment were virtually unchanged, at approximately $0.15 million in the first quarters of both fiscal 2006 and fiscal 2005.

General and Administrative

Consolidated general and administrative expenses, primarily comprised of payroll and related expenses for personnel, and contracted professional services necessary to conduct our finance, information systems, human resources and administrative activities, were $5.4 million in both first quarters of fiscal 2006 and fiscal 2005. The current quarter cost savings achieved in the integration of the ABDick U.S. operations into the Presstek segment were offset by higher employee benefit costs, legal fees, and computer leasing costs.

General and administrative expenses were 7.6% and 7.7% of revenues in the first quarters of fiscal 2006 and fiscal 2005, respectively. We anticipate that general and administrative expenses will continue to decrease as a percentage of revenue in future periods, provided we continue to experience revenue growth, as our strategy is to position the growth of general and administrative expenses at lower rates than the growth of revenue and as the impact of integration actions is fully realized.

General and administrative expenses for the Presstek segment were $5.0 million in the first quarter of fiscal 2006, compared to $4.9 million in the first quarter of fiscal 2005. The modest increase is the net result of personnel and facilities cost reductions realized from the integration of the ABDick U.S. operations into the segment, offset by higher employee benefit costs, legal fees and computer leasing costs.

General and administrative expenses for the Precision segment were $0.1 million and $0.3 million in the first quarters of fiscal 2006 and fiscal 2005, respectively. The decrease from the prior year period is primarily attributable to headcount reductions in fiscal 2005.

General and administrative expenses for the Lasertel segment were $0.3 million in the first quarter of fiscal 2006, a $0.1 million increase from the same period of the prior year. The increase in the fiscal 2006 period is primarily attributable to higher personnel costs.

Amortization of Intangible Assets

Amortization expense of $0.8 million and $0.6 million in the first quarters of fiscal 2006 and fiscal 2005, respectively, relates to intangible assets recorded in connection with the Company’s 2004 ABDick and Precision acquisitions, patents and other purchased intangible assets.

Restructuring and Special Charges

In the first quarter of fiscal 2005, the Company recorded $1.0 million of restructuring and special charges related to Precision and ABDick to results of operations. These charges consisted of severance and fringe benefit costs, executive and other contractual obligations, and a settlement with previously terminated employees.

PRESSTEK, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
April 1, 2006

Interest and Other Income/Expense, Net

Interest expense was $0.5 million in the first quarter of fiscal 2006, a decrease of $0.1 million from $0.6 million in the first quarter of fiscal 2005. The decrease is attributable to lower outstanding long-term debt resulting from the pay down of principal, partially offset by an increase in the interest rates in the current period.

We recorded interest income of $27,000 and $49,000 in the first quarters of fiscal 2006 and fiscal 2005, respectively.

The primary components of other income (expense), net, of $0.1 million and $0.05 million in the first quarters of fiscal 2006 and fiscal 2005, respectively, are gains or losses on foreign currency transactions.

Provision for Income Taxes

Our effective tax rate was 18.0% in the first quarter of fiscal 2006 and 15.8% in the first quarter of fiscal 2005. Our effective tax rate differs from the U.S. federal statutory rate of 35% due to the tax rate benefits associated with utilization of net operating loss carryforwards. The provisions for the first quarters of fiscal 2006 and fiscal 2005 primarily relate to the recognition of a deferred tax liability as a result of differing book and tax bases of goodwill, foreign taxes and alternative minimum tax.

At April 1, 2006, we had net deferred tax assets of approximately $36 million which were subject to consideration of a valuation allowance. A full valuation allowance has been provided against the net deferred tax assets in the United States due to the uncertainty of their realization. In the future, continued sustained profitability will cause us to reassess the need for the valuation allowance. We may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to our results of operations and adjustments to recorded goodwill and shareholder equity in the period in which the benefit is determined.

Liquidity and Capital Resources

We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings. At April 1, 2006, we had $5.9 million of cash and $44.9 million of working capital, compared to $5.6 million of cash and $41.4 million of working capital at December 31, 2005.

Our operating activities provided $1.7 million of cash in the first quarter of fiscal 2006. Cash provided by operating activities came from net income, after adjustments for non-cash depreciation, amortization, provisions for warranty costs and accounts receivable allowances, stock compensation expense and losses on the disposal of assets. Net income and non-cash items were further benefited from a decrease in inventory levels of $4.4 million and increases of $1.6 million and $1.0 million in accounts payable and deferred revenue, respectively. The decrease in inventory levels reflects the Company’s implementation of an aggressive inventory management program. Accounts payable increases primarily relate to the timing of purchases and payments to suppliers, and increases to deferred revenue primarily represent increased service agreements on equipment sales. These amounts were partially offset by an increase of $4.3 million in accounts receivable and a decrease of $6.1 million in accrued expenses. Accounts receivable increases in the first quarter of fiscal 2006 are primarily attributable to increased revenues in the third month of the quarter, compared to the prior fiscal year-end. Days sales outstanding were 51 at April 1, 2006 and 53

PRESSTEK, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
April 1, 2006

at December 31, 2005. Lower accrued expense levels primarily relate to previously accrued payroll-related costs, coupled with a decrease in the number of days required for payroll accruals at quarter-end.

We used $1.7 million of net cash for investing activities in the first quarter of fiscal 2006, primarily comprised of $1.4 million of additions to property, plant and equipment, $0.3 million of transaction and accrued integration costs paid related to the acquisition of the ABDick business. Our additions to property, plant and equipment primarily relate to production equipment and investments in our infrastructure, including costs related to the implementation of a new service management system.

Our financing activities provided $0.3 million of net cash, comprised of $1.1 million of cash received from the exercise of stock options and purchase of common stock under our employee stock purchase program and $1.0 million of net borrowings under our current line of credit. These amounts were partially offset by payments on our current term loan and capital lease aggregating $1.8 million.

Our current Senior Secured Credit Facilities, referred to as the Facilities, include a $35.0 million five year secured term loan, referred to as the Term Loan, and a $45.0 million five year secured revolving line of credit, referred to as the Revolver, which replaced our then-existing term loan and revolver entered into in October 2003. At April 1, 2006, we had $10.3 million outstanding under letters of credit, thereby reducing the amount available under the Revolver to $27.7 million. At April 1, 2006 and December 31, 2005, the interest rates on the outstanding balance of the Revolver were 7.1% and 6.9%, respectively. Principal payments on the Term Loan are made in consecutive quarterly installments of $1.75 million, with a final settlement of all remaining principal and unpaid interest on November 4, 2009. The Facilities were used to partially finance the acquisition of the business of ABDick, and are available for working capital requirements, capital expenditures, acquisitions, and general corporate purposes. Borrowings under the Facilities bear interest at either (i) the London InterBank Offered Rate, or LIBOR, plus applicable margins or (ii) the Prime Rate, as defined in the agreement, plus applicable margins. The applicable margins range from 1.25% to 4.0% for LIBOR, or up to 1.75% for the Prime Rate, based on certain financial performance. At April 1, 2006 and December 31, 2005, the effective interest rates on the Term Loan were 7.0% and 7.5%, respectively.

Under the terms of the Revolver and Term Loan, we are required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA, a non-U.S. GAAP measurement that we define as earnings before interest, taxes, depreciation, amortization and restructuring and special charges, and minimum fixed charge coverage covenants. At April 1, 2006, we were in compliance with all financial covenants.

On November 23, 2005, we purchased equipment under a capital lease arrangement qualifying under SFAS No. 13, Accounting for Leases (“SFAS 13”). The equipment is included as a component of property, plant and equipment and the current and long-term principal amounts of the lease obligation are included in our Consolidated Balance Sheets.

We believe that existing funds, cash flows from operations, and cash available under our Revolver should be sufficient to satisfy working capital requirements and capital expenditures through the next twelve months. There can be no assurance, however, that we will not require additional financing, or that such additional financing, if needed, would be available on acceptable terms.

PRESSTEK, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
April 1, 2006

Our anticipated capital expenditures for fiscal 2006 range between $5.0 million and $7.0 million, including expenditures related to our computer systems infrastructure and equipment to be used in the production of our DI and CTP equipment and consumable products.

Commitments and Contingencies

In fiscal 2000, we entered into an agreement with Fuji Photo Film Co., Ltd., whereby minimum royalty payments to Fuji are required based on specified sales volumes of our A3 format size four-color sheet-fed press. The agreement provides for payment of up to a maximum of $14.0 million in royalties, with an aggregate minimum of $6.0 million over its term. As of April 1, 2006, we had paid Fuji $5.4 million related to this agreement. We currently expect future sales volume to be sufficient to satisfy minimum commitments under the agreement. In the event of a volume shortfall over the term of the agreement, we are obligated to fund the shortfall of the $6.0 million minimum as a lump-sum payment. Were such lump-sum payment required, we do not believe the amount of the payment will be material.

We have employment agreements with certain of our employees, some of which include change of control agreements that provide them with benefits should their employment with us be terminated other than for cause or their disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time from the date of any change of control of us.

From time to time we have engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party. In certain situations, we may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, we may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, we would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). The maximum contingent obligation under these shortfall payment arrangements is estimated to be $0.3 million at April 1, 2006. As of April 1, 2006, there were no defaults by ultimate lessees.

Effect of Inflation

Inflation has not had, and is not expected to have, a material impact on our financial conditions or results of operations.

Critical Accounting Policies and Estimates

General

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, warranty obligations, allowances for doubtful accounts, slow-moving and obsolete inventories, long-lived assets, share-based payments and litigation. We base our estimates on historical experience and on various other assumptions that are

PRESSTEK, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
April 1, 2006

believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the SEC on March 16, 2006. There were no significant changes to the Company’s critical accounting policies during the first quarter of fiscal 2006, with the exception of the policies below:

Revenue Recognition

Our revenue recognition policies, which we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006, were expanded in the first quarter of fiscal 2006 to include the following:

Sales Transactions Financed by the Company
Periodically, the Company enters into sales-type leases resulting from the marketing of the Company’s and complementary third-party products. These transactions typically have seven year terms and are collateralized by a security interest in the underlying assets. These transactions are accounted for in accordance with SFAS No. 13, Accounting for Leases (“SFAS 13”). The long-term portion of financing receivables is included in Other noncurrent assets in the Company’s Consolidated Balance Sheet at April 1, 2006.

Share-Based Payments

Prior to December 31, 2005, our employee stock compensation plans were accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Generally, no employee stock-based compensation cost was recognized in the income statement prior to December 31, 2005, as stock options granted under the plans had fixed terms, including an exercise price equal to the market value of the underlying common stock on the date of grant. As of January 1, 2006, we adopted the fair value recognition provisions of SFAS No.123(R), Share-Based Payment (“SFAS 123R”) using the modified prospective method, which requires measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. In December 2005, prior to the adoption of SFAS 123R, we accelerated the vesting of all outstanding employee stock options as of December 31, 2005 in order to avoid fair value-based compensation charges for those options in future periods. We used the Black-Scholes valuation model to calculate the compensation expense related to shares of common stock subject to purchase under the Company’s Employee Stock Purchase Plan (“ESPP”) in the first quarter of fiscal 2006. This is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS 123R, as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. For options to purchase common stock granted after the adoption of SFAS 123R, we are required to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS 123. An estimated forfeiture rate is calculated based on then-current facts and circumstances at the time we grant options to purchase our common stock. For further information regarding the assumptions used in determining share-based payment expense related to our ESPP and options to purchase common stock, see Note 12 to our consolidated financial statements.

PRESSTEK, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
April 1, 2006

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. We are currently reviewing if the Statement will have an impact on future reporting periods.

During the first quarter of 2006, we adopted SFAS 151. The impact of adopting SFAS 151, net of amounts capitalized as normal production costs, was not material to our consolidated results of operations or financial position for the period.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. At April 1, 2006, we were not involved in any unconsolidated SPE transactions.

PRESSTEK, INC.
April 1, 2006

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates primarily as a result of our borrowing and investing activities, commodity price risk and foreign currency fluctuations. The Company has established procedures to manage its fluctuations in interest rates and foreign currency exchange rates.

Our long-term borrowings are in variable rate instruments, with interest rates tied to either the Prime Rate or the LIBOR. A 100 basis point change in these rates would have an impact of approximately $0.3 million on our annual interest expense, assuming consistent levels of floating rate debt with those held at April 1, 2006.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of April 1, 2006, we have, under the supervision and with the participation of Presstek’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Presstek’s disclosure controls and procedures pursuant to Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, Presstek’s Chief Executive Officer and Chief Financial Officer concluded that, as of April 1, 2006, Presstek’s disclosure controls and procedures are effective in ensuring that material information relating to Presstek (including its consolidated subsidiaries) required to be disclosed by Presstek in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to Presstek’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PRESSTEK, INC.
April 1, 2006

(b) Changes in Internal Control Over Financial Reporting

There were no material changes in Presstek’s internal control over financial reporting that occurred during the quarter ended April 1, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PRESSTEK, INC.
April 1, 2006

PART II OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the Risk Factors as previously disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 16, 2006.

Item 6.Exhibits

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

PRESSTEK, INC.
April 1, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSTEK, INC. (Registrant)
Date: May 10, 2006	/s/ Edward J. Marino
Edward J. Marino President and Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2006	/s/ Moosa E. Moosa
Moosa E. Moosa Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

PRESSTEK, INC.
April 1, 2006

EXHIBIT INDEX

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