Form 10-Q
period 2006-07-01
PRESSTEK INC /DE/
filed 2006-08-10
CIK 846876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

or

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
Yes ☐ No ☑

As of August 3, 2006, there were 35,616,983 shares of the Registrant’s Common Stock, $0.01 par value, outstanding.

PRESSTEK, INC.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

PRESSTEK, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share data)
(Unaudited)

	July 1,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$8,566	$5,615
Accounts receivable, net	54,490	44,088
Inventories, net	40,812	50,083
Other current assets	2,904	1,175
Total current assets	106,772	100,961

Property, plant and equipment, net	44,131	45,250
Intangible assets, net	11,728	11,974
Goodwill	23,089	23,089
Other noncurrent assets	687	213

Total assets	$186,407	$181,487

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligation	$7,036	$7,037
Line of credit	7,466	6,036
Accounts payable	24,528	21,199
Accrued expenses	12,078	16,718
Deferred revenue	8,887	8,579
Total current liabilities	59,995	59,569

Long-term debt and capital lease obligation, less current portion	19,054	22,570
Deferred income taxes	1,187	715

Total liabilities	80,236	82,854

Commitments and contingencies (See Note 20)

Stockholders' equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized, 35,602,090 and
35,366,024 shares issued and outstanding at July 1, 2006 and
December 31, 2005, respectively	356	354
Additional paid-in capital	108,016	106,268
Accumulated other comprehensive income (loss)	259	(59)
Accumulated deficit	(2,460)	(7,930)
Total stockholders' equity	106,171	98,633

Total liabilities and stockholders' equity	$186,407	$181,487

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per-share data)
(Unaudited)

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005

Revenue
Product	$62,552	$57,804	$120,934	$114,872
Service and parts	11,680	11,916	23,864	25,243
Total revenue	74,232	69,720	144,798	140,115

Cost of revenue
Product	44,477	40,292	86,122	81,746
Service and parts	8,694	8,144	16,979	16,943
Total cost of revenue	53,171	48,436	103,101	98,689

Gross profit	21,061	21,284	41,697	41,426

Operating expenses
Research and development	1,680	1,931	3,225	4,053
Sales, marketing and customer support	10,967	10,077	19,996	19,886
General and administrative	3,823	5,205	9,203	10,649
Amortization of intangible assets	785	577	1,593	1,165
Restructuring and special charges	-	-	-	982
Total operating expenses	17,255	17,790	34,017	36,735

Income from operations	3,806	3,494	7,680	4,691
Interest and other income (expense), net	(616)	(955)	(1,168)	(1,581)

Income from operations before income taxes	3,190	2,539	6,512	3,110
Provision for income taxes	444	200	1,042	290

Net income	$2,746	$2,339	$5,470	$2,820

Earnings per common share
Basic	$0.08	$0.07	$0.15	$0.08
Diluted	$0.08	$0.07	$0.15	$0.08

Weighted average shares outstanding
Weighted average shares outstanding - basic	35,637	35,083	35,506	34,936
Dilutive effect of options	419	528	456	525
Weighed average shares outstanding - diluted	36,056	35,611	35,962	35,461

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended
	July 1,	July 2,
	2006	2005
Operating activities
Net income	$5,470	$2,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,543	4,377
Amortization of intangible assets	1,593	1,165
Restructuring and special charges	-	982
Provision for warranty costs	1,531	1,031
Provision (credit) for accounts receivable allowances	(155)	785
Share-based payments	61	23
Loss on disposal of assets	59	54
Changes in operating assets and liabilities:
Accounts receivable	(10,362)	926
Inventories	9,096	413
Other current assets	(1,717)	(733)
Other noncurrent assets	(69)	(148)
Accounts payable	3,239	8,158
Accrued expenses	(5,274)	(4,528)
Deferred revenue	299	(1,128)
Net cash provided by operating activities	7,314	14,197

Investing activities
Purchase of property, plant and equipment	(2,358)	(3,044)
Payments related to business acquisitions	(395)	(1,091)
Investment in patents and other intangible assets	(1,403)	(212)
Net cash used in investing activities	(4,156)	(4,347)

Financing activities
Net proceeds from issuance of common stock	1,689	1,371
Repayments of term loan and capital lease	(3,517)	(2,000)
Net borrowings (repayments) under line of credit agreement	1,430	(6,822)
Net cash used in financing activities	(398)	(7,451)

Effect of exchange rate changes on cash and cash equivalents	191	(43)

Net increase in cash and cash equivalents	2,951	2,356
Cash and cash equivalents, beginning of period	5,615	8,739
Cash and cash equivalents, end of period	$8,566	$11,095

Supplemental disclosure of cash flow information
Cash paid for interest	$1,030	$1,318
Cash paid for income taxes	$415	$365

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2006
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements of Presstek, Inc. and its subsidiaries (“Presstek,” the “Company,” “we” or “us”) contain all adjustments, including normal recurring adjustments, necessary to present fairly Presstek’s financial position as of July 1, 2006, its results of operations for the three and six months ended July 1, 2006 and July 2, 2005 and its cash flows for the six months ended July 1, 2006 and July 2, 2005, in accordance with U.S. generally accepted accounting principles (“GAAP”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

The results of the three and six months ended July 1, 2006 are not necessarily indicative of the results to be expected for the year ended December 30, 2006. The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2006.

The Company’s operations are currently organized into three business segments: (i) Presstek; (ii) Precision; and (iii) Lasertel. The Presstek segment is primarily engaged in the development, manufacture, sale and servicing of the Company’s patented digital imaging systems and patented printing plate technologies as well as traditional, analog systems and related equipment and supplies for the graphic arts and printing industries, primarily the short-run, full-color market segment. The Precision segment manufactures chemistry-free digital and conventional printing plates for both web and sheet-fed printing applications for sale to the Presstek segment and to external customers. The Lasertel segment manufactures and develops high-powered laser diodes for the Presstek segment and for sale to external customers. Any future changes to this organizational structure may result in changes to the business segments currently disclosed.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated.

The Company operates and reports on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the thirteen and twenty-six week periods ended July 1, 2006 (the “second quarter and first six months of fiscal 2006”) and July 2, 2005 (the “second quarter and first six months of fiscal 2005”).

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

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 1, 2006
(Unaudited)

Approximately 844,000 and 861,000 options to purchase common stock were excluded from the calculation of diluted earnings per share for the three months ended July 1, 2006 and July 2, 2005, respectively, as their effect would be antidilutive. Approximately 838,000 and 584,000 options to purchase common stock were excluded from the calculation of diluted earnings per share for the six months ended July 1, 2006 and July 2, 2005, respectively, as their effect would be antidilutive.

Foreign Currency Translation

The Company’s foreign subsidiaries use the local currency as their functional currency. Accordingly, assets and liabilities are translated into U.S. dollars at current rates of exchange in effect at the balance sheet date. The resulting unrealized gains or losses are reported under the caption “Accumulated other comprehensive income (loss)” in the Company’s Consolidated Financial Statements. Revenues and expenses from these subsidiaries are translated at average monthly exchange rates in effect for the periods in which the transactions occur. Gains and losses arising from these foreign currency transactions are reported as a component of “Interest and other income (expense), net” in the Company’s Consolidated Statements of Income. The Company recorded losses on foreign currency transactions of approximately $66,000 and $334,000 for the three months ended July 1, 2006 and July 2, 2005, respectively, and $163,000 and $386,000 for the six months ended July 1, 2006 and July 2, 2005, respectively.

Legal Expenses Incurred to Defend Patents

The Company monitors the anticipated outcome of legal actions, and if it determines the success of the defense of a patent is probable, and so long as the Company believes that the future economic benefit of the patent will be increased, the Company capitalizes external legal costs incurred in the defense of these patents, up to the level of the expected increased future economic benefit. If changes in the anticipated outcome occur, the Company writes off any capitalized costs in the period the change is determined. The Company capitalized $0.9 million in the six months ended July 1, 2006, and $0 in fiscal 2005. While the Company believes it is probable the Company will be successful in defending its patents, there can be no assurance of future success.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to current presentation.

Use of Estimates

The Company prepares its financial statements in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates and assumptions also affect the amount of revenues and expenses during the reported period. Management believes the most judgmental estimates include those related to product returns, warranty obligations, allowance for doubtful accounts, slow-moving and obsolete inventories, income taxes, the valuation of goodwill, other intangible assets and tangible long-lived assets, share-based payments and litigation. The Company bases its estimates and judgments on historical experience and various other appropriate factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the SEC on March 16, 2006. There were no significant changes to the Company’s critical accounting policies during the first half of fiscal 2006, with the exception of the policies below:

Revenue Recognition

The Company’s revenue recognition policies, which were disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006, were expanded in the first quarter of fiscal 2006 to include the following:

Sales Transactions Financed by the Company
In fiscal 2006, the Company began to periodically enter into sales-type leases resulting from the marketing of the Company’s and complementary third-party products. These transactions typically have seven year terms and are collateralized by a security interest in the underlying assets. These transactions are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases (“SFAS 13”). The long-term portion of financing receivables is included in Other noncurrent assets in the Company’s Consolidated Balance Sheet at July 1, 2006.

Share-Based Payments

Prior to December 31, 2005, the Company’s employee stock compensation plans were accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Generally, no employee stock-based compensation cost was recognized in the income statement prior to December 31, 2005, as stock options granted under the plans had fixed terms, including an exercise price equal to the market value of the underlying common stock on the date of grant. As of January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No.123(R), Share-Based Payment (“SFAS 123R”) using the modified prospective method, which requires measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. In December 2005, prior to the adoption of SFAS 123R, the Company accelerated the vesting of all outstanding employee stock options as of December 31, 2005 in order to avoid fair value-based compensation charges for those options in future periods. The Company used the Black-Scholes valuation model to calculate the compensation expense related to shares of common stock subject to purchase under the Company’s Employee Stock Purchase Plan (“ESPP”) in the first six months of fiscal 2006. This is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS 123R, as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. For options to purchase common stock granted after the adoption of SFAS 123R, the Company is required to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) permitted companies to record forfeitures based on actual forfeitures, which was Presstek’s historical policy under SFAS 123. An estimated forfeiture rate is calculated based on then-current facts and circumstances at the time the Company grants options to purchase its common stock. For further information regarding the assumptions used in determining share-based payment expense related to the Company’s ESPP and options to purchase common stock, see Note 12.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption is required as of the beginning of the first fiscal year that begins after December 15, 2006. The Company is currently reviewing FIN 48 to determine its impact on results of operations, financial position and cash flows upon adoption.

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 1, 2006
(Unaudited)

In March 2006, the Financial Accounting Standards Board issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently reviewing SFAS 156 to determine its impact on results of operations, financial position and cash flows upon adoption.

2. ACCOUNTS RECEIVABLE AND RELATED ALLOWANCES, NET

The components of Accounts receivable, net of allowances, in the Consolidated Balance Sheets are as follows (in thousands):

	July 1, 2006	December 31, 2005

Accounts receivable	$57,436	$47,495
Less allowances	(2,946)	(3,407)
	$54,490	$44,088

3. INVENTORIES, NET

Inventories include material, direct labor and related manufacturing overhead, and are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Based upon a consideration of quantities on hand, actual and projected sales volume, slow-moving and obsolete inventory is written down to its net realizable value.

The components of Inventories, net of reserves, in the Consolidated Balance Sheets are as follows (in thousands):

	July 1, 2006	December 31, 2005

Raw materials	$5.910	$7,945
Work in process	8,899	8,953
Finished goods	26,003	33,185
	$40,812	$50,083

4. PROPERTY, PLANT AND EQUIPMENT, NET

The components of Property, plant and equipment, net, in the Consolidated Balance Sheets are as follows (in

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 1, 2006
(Unaudited)

thousands):

	July 1, 2006	December 31, 2005

Land and improvements	$2,279	$2,241
Buildings and leasehold improvements	29,126	28,902
Production and other equipment	55,054	52,018
Office furniture and equipment	7,288	6,668
Construction in process	2,304	3,882
Total property, plant and equipment, at cost	96,051	93,711
Accumulated depreciation and amortization	(51,920)	(48,461)
	$44,131	$45,250

Construction in process is primarily related to production equipment not yet placed into service. The amount reported at July 1, 2006, includes $0.6 million related to a new service management system, which the Company purchased in the first quarter of fiscal 2006 and is in the process of implementing. The Company is capitalizing all applicable costs in accordance with AICPA Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, and estimates that the total cost of implementation will approximate $1.8 million.

Property, plant and equipment at July 1, 2006 and December 31, 2005 includes $110,000 in office furniture and equipment and related accumulated depreciation of $21,000 and $3,000, respectively, associated with a capital lease.

The Company recorded depreciation expense of $1.8 million and $2.2 million in the second quarter of fiscal 2006 and fiscal 2005, respectively, and $3.5 million and $4.4 million in the first six months of fiscal 2006 and fiscal 2005, respectively. Under the Company’s financing arrangements (see Note 6), all property, plant and equipment is pledged as security.

5. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of patents, intellectual property, license agreements, loan origination fees and certain identifiable intangible assets resulting from business combinations, including trade names, customer relationships, non-compete covenants and software licenses.

The Company commences amortization of capitalized costs related to either patents or purchased intellectual property at the time the respective asset has been placed into service. At July 1, 2006 and December 31, 2005, the Company had recorded $2.6 million and $1.5 million, respectively, of costs related to patents and intellectual property not yet in service.

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 1, 2006
(Unaudited)

The components of the Company’s identifiable intangible assets are as follows (in thousands):

	July 1, 2006		December 31, 2005
	Cost	Accumulated amortization	Cost	Accumulated amortization

Patents and intellectual property	$12,188	$6,687	$10,840	$6,173
Trade names	2,360	1,416	2,360	1,001
Customer relationships	5,483	1,336	5,483	876
Software licenses	450	250	450	175
License agreements	750	97	750	11
Non-compete covenants	100	38	100	28
Loan origination fees	332	111	332	77
	$21,663	$9,935	$20,315	$8,341

The Company recorded amortization expense for its identifiable intangible assets of $0.8 million and $0.6 million in the second quarters of fiscal 2006 and fiscal 2005, respectively, and $1.6 million and $1.2 million in the first six months of fiscal 2006 and fiscal 2005, respectively. For purposes of estimating total future amortization expense Presstek’s identifiable intangible assets at July 1, 2006, the Company has estimated both when the patents and intellectual property currently not in service would be placed into service, and their respective useful lives. Estimated future amortization expense for the Company’s identifiable intangible assets at July 1, 2006, are as follows (in thousands):

Remainder of fiscal 2006	$1,719
Fiscal 2007	$2,925
Fiscal 2008	$1,947
Fiscal 2009	$1,653
Fiscal 2010	$1,342
Thereafter	$2,142

The carrying amounts of goodwill recorded by the Company’s Presstek and Precision business segments were $17.9 million and $5.2 million, respectively, at July 1, 2006. There have been no changes to these amounts since December 31, 2005.

In accordance with the goodwill provisions of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives are tested annually, on the first day of the third quarter, for impairment. The Company’s impairment review is based on a fair value test. The Company uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts may signal that an asset has been impaired. Should the fair value of goodwill, as determined by the Company at any measurement date, fall below its carrying value, a charge for impairment will be recorded in the period. No charge for impairment was recorded in the first six months of fiscal 2006.

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 1, 2006
(Unaudited)

6. FINANCING ARRANGEMENTS

The components of the Company’s outstanding borrowings at July 1, 2006 and December 31, 2005 are as follows (in thousands):

	July 1, 2006	December 31, 2005

Term loan	$26,000	$29,500
Line of credit	7,466	6,036
Capital lease	90	107
	33,556	35,643
Less current portion	(14,502)	(13,073)
Long-term debt	$19,054	$22,570

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

At July 1, 2006 and December 31, 2005, the Company had outstanding balances on the Revolver of $7.5 million and $6.0 million, respectively, with interest rates of 7.4% and 6.9%, respectively. At July 1, 2006, there were $10.3 million of outstanding letters of credit, thereby reducing the amount available under the Revolver to $27.2 million at that date.

The Term Loan requires quarterly principal payments of $1.75 million, with a final settlement of all remaining principal and unpaid interest on November 4, 2009. At July 1, 2006 and December 31, 2005, outstanding balances under the Term Loan were $26.0 million and $29.5 million, respectively, with interest rates of 7.5% for both periods.

The weighted average interest rate on the Company’s short-term borrowings was 7.5% at July 1, 2006.

Under the terms of the Revolver and Term Loan, the Company is required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA (earnings before interest, taxes, depreciation, amortization and restructuring and special charges) and minimum fixed charge coverage covenants. At July 1, 2006, the Company was in compliance with all financial covenants.

On November 23, 2005, the Company acquired equipment of $110,000 qualifying for capital lease treatment under

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 1, 2006
(Unaudited)

SFAS No. 13, Accounting for Leases (“SFAS 13”). The equipment is reflected in property, plant and equipment and the current and long-term principal amounts of the lease obligation are included in current and long-term debt and capital lease obligations in the Company’s Consolidated Balance Sheets.

The Company’s Revolver and Term Loan principal repayment commitments and capital lease principal and interest repayment commitments are as follows (in thousands):

Remainder of 2006	$10,986
2007	$7,041
2008	$7,029
2009	$8,500

The amounts above do not include interest payments on any outstanding principal balances for the Revolver and Term Loan because the interest rates on these financing arrangements are not fixed.

7. ACCRUED EXPENSES

The components of the Company’s accrued expenses in the Consolidated Balance Sheets at July 1, 2006 and December 31, 2005 are as follows (in thousands):

	July 1, 2006	December 31, 2005

Accrued payroll and employee benefits	$5,441	$8,266
Accrued warranty	1,310	1,483
Accrued integration costs	945	1,337
Accrued restructuring and special charges	341	482
Accrued royalties	356	344
Accrued income taxes	457	312
Other	3,228	4,494
	$12,078	$16,718

8. ACCRUED WARRANTY

Product warranty activity in the first six months of fiscal 2006 is as follows (in thousands):

Balance at December 31, 2005	$1,483
Accruals for warranties	1,531
Charges to accrual for warranty costs	(1,704)
Balance at July 1, 2006	$1,310

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 1, 2006
(Unaudited)

9. DEFERRED REVENUE

The components of deferred revenue are as follows (in thousands):

	July 1, 2006	December 31, 2005

Deferred service revenue	$8,636	$7,951
Deferred product revenue	251	628
	$8,887	$8,579

10. ACCRUED INTEGRATION COSTS

In 2005 and 2004 the Company recorded integration cost accruals related to its 2004 business acquisitions. The activity related to these integration cost accruals for the first six months of fiscal 2006 is as follows (in thousands):

	Balance December 31, 2005	Utilization	Currency Translation	Balance July 1, 2006

Severance and fringe benefits	$1,242	$(362)	$3	$883
Lease termination and other costs	95	(33)	--	62
	$1,337	$(395)	$3	$945

The Company anticipates that the payments related to the above initiatives will be completed in fiscal 2006.

11. RESTRUCTURING AND SPECIAL CHARGES

In the first quarter of fiscal 2005, the Company recorded restructuring and special charges aggregating $1.0 million for the Presstek and Precision business segments. Of this amount, $0.9 million related to the Presstek segment and $0.1 million related to the Precision segment. These charges included severance and fringe benefit costs, executive and other contractual obligations and a settlement with previously terminated employees. The Company did not record any restructuring and special charges in the first six months of fiscal 2006.

The activity for the first six months of fiscal 2006 related to the Company’s restructuring and special charges accruals is as follows (in thousands):
	Balance December 31, 2005	Utilization	Balance July 1, 2006

Severance and fringe benefits	$482	$(141)	$341

The Company anticipates that the payments related to the above initiatives will be completed in fiscal 2006.

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 1, 2006
(Unaudited)

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective method, which requires measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. As a result, the Company recorded approximately $30,000 and $61,000 of share-based payment expense related to its ESPP in the second quarter and first six months of fiscal 2006, respectively. The Company did not grant any stock options during either the second quarter or first six months ended July 1, 2006; accordingly, no compensation expense related to stock options was recognized in either period. The Company’s ESPP provides for the issuance of common stock at a purchase price of not less than 85% of the fair market value at the date of grant or the first day of the offering period, whichever is lower. There were 805,868 shares available for purchase by employees under this plan at July 1, 2006. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS 123R, as amended by SFAS 148.

Valuation Assumptions

The fair value of the shares of common stock issued under the Company’s ESPP was estimated on the commencement date of the offering period using the Black-Scholes valuation model with the following assumptions:
	Three months ended	Six months ended
	July 1, 2006	July 1, 2006

Risk-free interest rate	4.99%	4.69%
Volatility	53.25%	53.19%
Expected life (in years)	0.25	0.25
Dividend yield	None	None

Based on the above assumptions, the fair value of the stock purchase rights under the Company’s ESPP for the second quarter and first six months of fiscal 2006 was $1.83 and $1.84, respectively.

In the quarter and six months ended July 2, 2005, 126,352 options and 607,252 options, respectively, to purchase the Company’s common stock were granted with weighted average fair values of $10.36 and $8.68, respectively. The

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 1, 2006
(Unaudited)

fair value of the options granted and shares of common stock under the Company’s ESPP was estimated on the date of grant using the Black-Scholes valuation model with the following assumptions:

	Three months ended	Six months ended
	July 2, 2005	July 2, 2005

Risk-free interest rate	3.95%	3.95%
Volatility	59.69%	59.69%
Expected life (in years)	7.82	7.82
Dividend yield	None	None

Expected volatilities are based on historical volatilities of Presstek’s common stock. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, the Company’s historical exercise patterns and the ESPP purchase period. The risk-free rate is based on the U.S. Treasury STRIPS (Separate Trading of Registered Interest and Principal of Securities) rate for the period corresponding to the expected life of the options or ESPP purchase period.

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

	Three months ended July 2, 2005	Six months ended July 2, 2005

Net income, as reported	$2,339	$2,820
Add: stock-based compensation expense recognized	12	23
Deduct: total stock-based employee compensation determined under the fair-value-based method for all awards, net of related tax effects	(788)	(1,460)
Pro forma net income	$1,563	$1,383

Earnings per common share, as reported
Basic	$0.07	$0.08
Diluted	$0.07	$0.08

Pro forma loss per common share
Basic	$0.04	$0.04
Diluted	$0.04	$0.04

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 1, 2006
(Unaudited)

Stock Option Activity

Stock option activity for the six months ended July 1, 2006 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31, 2005	3,101,475	$8.86
Granted	--	$--
Exercised	(217,283)	$7.00
Canceled/expired	(18,150)	$11.45
Outstanding at July 1, 2006	2,866,042	$8.98	5.91 years	$ 0.9 million

Exercisable at July 1, 2006	2,866,042	$8.98	5.91 years	$ 0.9 million

During the three and six months ended July 1, 2006, the total intrinsic value of stock options exercised was $0.2 million and $1.0 million, respectively.

13. INTEREST AND OTHER INCOME AND EXPENSE

The components of Interest and other income (expense), net, in the Company’s Consolidated Statements of Income are as follows (in thousands):

	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Interest expense	$(553)	$(693)	$(1,030)	$(1,318)
Interest income	16	48	43	97
Other income (expense), net	(79)	(310)	(181)	(360)
	$(616)	$(955)	$(1,168)	$(1,581)

The amounts reported as other income (expense), net, primarily relate to gains or losses on foreign currency transactions for all periods presented.

14. INCOME TAXES

The Company’s effective tax rate was 13.9% and 16.0% for the three and six months ended July 1, 2006, respectively, and 7.9% and 9.3% for the three and six months ended July 2, 2005, respectively. Presstek’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the tax rate benefits associated with utilization of net operating loss carryforwards. The provision for the three and six month periods ending July 1,

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 1, 2006
(Unaudited)

2006 and July 2, 2005 primarily relates to the recognition of foreign tax, state tax and deferred tax liability.

For tax purposes, a portion of the Company’s goodwill is amortizable over 15 years. For book purposes, goodwill is not amortized, but tested for impairment annually. The tax amortization of goodwill will result in a taxable temporary difference, which will not be reversed until the related book intangible asset is impaired or written off. Therefore, it may not be offset by deductible temporary differences currently on the books, such as net operating loss carryforwards, which expire within a definite period. As a result, the Company must recognize a net deferred tax liability.

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

15. COMPREHENSIVE INCOME

Comprehensive income is comprised of net income, plus all changes in equity of the Company during the period from non-owner sources. These changes in equity are recorded as adjustments to Accumulated other comprehensive income (loss) in the Company’s Consolidated Balance Sheets. The primary components of Accumulated other comprehensive income (loss) are unrealized gains or losses on foreign currency translation. The components of comprehensive income are as follows (in thousands):

	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net income	$2,746	$2,339	$5,470	$2,820
Changes in accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	279	(120)	318	(263)
Comprehensive income	$3,025	$2,219	$5,788	$2,557

16. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company is a market-focused high-technology company that designs, manufactures and distributes proprietary and non-proprietary solutions to the graphic arts industries, primarily serving short-run, full-color customers worldwide. The Company’s operations are currently organized into three business segments: (i) Presstek; (ii) Precision; and (iii) Lasertel. Segment operating results are based on the current organizational structure reviewed by the Company’s management to evaluate the results of each business. A description of the types of products and services provided by each business segment follows.

•
Presstek is primarily engaged in the development, manufacture, sale and servicing of our patented digital imaging systems and patented printing plate technologies as well as traditional, analog systems and related equipment and supplies for the graphic arts and printing industries, primarily the short-run, full-color market segment.

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 1, 2006
(Unaudited)

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

Selected operating results information for each business segment is as follows (in thousands):

	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Revenue
Presstek	$68,996	$65,169	$135,133	$130,529
Precision	5,695	6,216	10,592	12,933
Lasertel	2,657	1,693	5,259	3,561
Total revenue, including inter-segment	77,348	73,078	150,984	147,023
Inter-segment revenue	(3,116)	(3,358)	(6,186)	(6,908)
	$74,232	$69,720	$144,798	$140,115

Revenue from external customers
Presstek	$68,996	$65,169	$135,133	$130,529
Precision	3,350	3,823	6,588	8,121
Lasertel	1,886	728	3,077	1,465
	$74,232	$69,720	$144,798	$140,115

Income (loss) from operations
Presstek	$3,777	$4,185	$8,587	$6,695
Precision	331	410	104	10
Lasertel	(302)	(1,101)	(1,011)	(2,014)
	$3,806	$3,494	$7,680	$4,691

Intersegment revenues and costs are eliminated from each segment prior to review of segment results by the Company’s management. Accordingly, the amounts of intersegment revenues allocable to each individual segment have been excluded from the table above.

Asset information for the Company’s business segments as of July 1, 2006 and December 31, 2005 is as follows (in

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 1, 2006
(Unaudited)

thousands):

	July 1, 2006	December 31, 2005

Presstek	$156,655	$150,491
Precision	17,159	19,186
Lasertel	12,593	11,810
	$186,407	$181,487

The Company’s classification of revenue by geographic area is determined by the location of the Company’s customer. The following table summarizes revenue information by geographic area (in thousands):

	Three months ended		Six month ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

United States	$48,093	$40,074	$95,970	$88,544
United Kingdom	10,053	9,632	16,544	16,790
Canada	4,315	3,393	7,898	6,677
Germany	2,437	3,181	5,345	7,284
Japan	1,773	2,495	3,514	4,142
All other	7,561	10,946	15,527	16,678
	$74,232	$69,720	$144,798	$140,115

The Company’s long-lived assets by geographic area are as follows (in thousands):

	July 1, 2006	December 31, 2005

United States	$78,498	$79,462
United Kingdom	770	682
Canada	367	382
	$79,635	$80,526

17. MAJOR CUSTOMERS

The Company did not have any customer that accounted for more than 10% of revenues in the second quarter or first six months of fiscal 2006 or fiscal 2005, or any customer that accounted for more than 10% of outstanding accounts receivable at July 1, 2006 or December 31, 2005.

18. RELATED PARTIES

The Company engages the services of Amster, Rothstein & Ebenstein, a law firm of which a member of the

Company’s Board of Directors is a partner. Expenses incurred for services from this law firm were $1.1 million and $1.3 million for the second quarter and first six months of fiscal 2006, respectively, and $0.1 million and $0.2 million for the second quarter and first six months of fiscal 2005, respectively.

19. LITIGATION

On July 26, 2006, the Company filed an action against the Illinois State Treasurer’s Office, Judy Baar Topinka, Treasurer of the State of Illinois, and Joshua Joyce, Director, Unclaimed Property Division, Illinois State Treasurer’s Office, seeking judicial review of a final administrative decision of the Treasurer of the State of Illinois (“State Treasurer”) which determined the ownership of approximately $2.6 million resulting from the sale of unclaimed stock under the Illinois Uniform Disposition of Unclaimed Property Act, (the “Act” or “UDUPA”), codified at 765 ILCS 1025/1 et seq. The State Treasurer received a claim to approximately $2.6 million and, without holding a hearing, allowed the claim without sufficient evidentiary support. This determination became final and the funds were released to a claimant who was not the rightful owner. Presstek is seeking a reversal of the administrative decision and compensation because the State Treasurer’s actions constitute an unconstitutional taking of Plaintiff’s property without just compensation in violation of Article I, Section 15 of the Illinois State Constitution and the Fifth Amendment to the United States Constitution.

20. COMMITMENTS AND CONTINGENCIES

In fiscal 2000, we entered into an agreement with Fuji Photo Film Co., Ltd., whereby minimum royalty payments to Fuji are required based on specified sales volumes of our A3 format size four-color sheet-fed press. The agreement provides for payment of up to a maximum of $14.0 million in royalties, with an aggregate minimum of $6.0 million over its term. As of July 1, 2006, the Company had paid Fuji $5.7 million related to this agreement. We currently expect future sales volume to be sufficient to satisfy minimum commitments under the agreement. In the event of a volume shortfall over t he term of the agreement, we are obligated to fund the shortfall as a lump-sum payment. Were such lump-sum payment required, we do not believe the amount of the payment will be material.

The Company has change of control agreements with certain of its employees that provide them with benefits should their employment with the Company be terminated other than for cause or their disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time from the date of any change of control of the Company.

From time to time the Company has engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party. In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). Generally, the Company’s liability for these recourse agreements is limited to 9.9% or less of the amount outstanding. The maximum amount for which the Company may be liable to the financial institution for the shortfall payment was approximately $0.9 million at July 1, 2006.

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

Overview of the Company

The Company is a market-focused high-technology company that designs, manufactures and distributes proprietary and non-proprietary solutions to the graphic arts industries, primarily serving short-run, full-color customers worldwide. We are helping to lead the industry’s transformation from analog print production methods to digital imaging technology. We are a leader in the development of advanced printing systems using digital imaging equipment and consumables-based solutions that economically benefit the user through a streamlined workflow and chemistry-free, environmentally responsible operation. We are also a leading sales and service channel in the small to mid-sized commercial, quick and in-plant printing markets offering a wide range of solutions to over 20,000 customers worldwide.

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

We have developed a proprietary system by which digital images are transferred onto printing plates for Direct Imaging on-press applications and for computer-to-plate applications. We refer to Direct Imaging as DI and computer-to-plate as CtP. Our chemistry-free digital imaging systems enable customers to produce high-quality, full color lithographic printed materials more quickly and cost effectively than conventional methods that employ more complicated workflows and toxic chemical processing. This results in reduced printing cycle time and lowers the effective cost of production for commercial printers. Our solutions make it more cost effective for printers to meet the increasing demand for shorter print runs, higher quality color and faster turn-around times.

Our ground breaking DI technology is marketed to leading press manufacturers. Our Presstek business segment supplies these manufacturers with imaging kits complete with optical assemblies and software which are integrated into the manufacturers’ presses. This process results in a DI press, which is designed to image our printing plates. Similar digital imaging technologies are used in our CtP systems. Our Presstek business segment also designs and manufactures CtP systems that incorporate our technology to image our chemistry-free printing plates.

In addition to marketing, selling and servicing our proprietary digital products, we also market, sell and service traditional, or analog products for the commercial print market. This analog equipment is manufactured by third party strategic partners and the analog consumables are manufactured by either us or our strategic partners. The addition of these non-proprietary products and our ability to directly sell and service them was made possible by the ABDick and Precision acquisitions, which we completed in 2004.

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

Our business strategy is centered on maximizing the sale of consumable products, such as printing plates, and therefore our business efforts focus on the sale of “consumable burning engines” such as our DI presses and CtP devices. Our strategy to grow our consumables has two parts. The first part is to increase the number of our DI and CtP units (together, referred to as CBEs) in the field. By increasing the number of CBEs, we will increase the demand for our consumables.

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

Another method of growing the market for consumables is to develop consumables that can be imaged by non-Presstek devices. In addition to expanding our base of our CBEs, an element of our focus is to reach beyond our proprietary systems and penetrate the installed base of CtP devices in all market segments with our chemistry free and process-free offerings. The first step in executing this strategy was the launch of our proprietary Aurora chemistry-free printing plate designed to be used with CBEs manufactured by thermal CtP market leaders, such as Screen and Kodak. We continue to work with other CtP manufacturers to qualify our consumables on their systems. We believe this shift in strategy fundamentally enhances our ability to expand and control our business.

We operate and report on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the consolidated financial statements include the financial reports for the 13-week and 26-week periods ended July 1, 2006, which we refer to as the second quarter and first half of fiscal 2006, and the 13-week and 26-week periods ended July 2, 2005, which we refer to as the second quarter and first half of fiscal 2005.

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

The discussion of results of operations at the consolidated level is presented together with results of operations by business segment.

RESULTS OF OPERATIONS

Results of operations in dollars and as a percentage of revenue were as follows (in thousands of dollars):

	Three months ended				Six months ended
	July 1, 2006		July 2, 2005		July 1, 2006		July 2, 2005
		% of revenue		% of revenue		% of revenue		% of revenue
Revenue
Product	$62,552	84.3	$57,804	82.9	$120,934	83.5	$114,872	82.0
Service and parts	11,680	15.7	11,916	17.1	23,864	16.5	25,243	18.0
Total revenue	74,232	100.0	69,720	100.0	144,798	100.0	140,115	100.0

Cost of revenue
Cost of product	44,477	59.9	40,292	57.8	86,122	59.5	81,746	58.3
Cost of service and parts	8,694	11.7	8,144	11.7	16,979	11.7	16,943	12.1
Total cost of revenue	53,171	71.6	48,436	69.5	103,101	71.2	98,689	70.4

Gross margin	21,061	28.4	21,284	30.5	41,697	28.8	41,426	29.6

Operating expenses
Research and product development	1,680	2.3	1,931	2.8	3,225	2.2	4,053	2.9
Sales, marketing and customer support	10,967	14.8	10,077	14.4	19,996	13.8	19,886	14.2
General and administrative	3,823	5.1	5,205	7.5	9,203	6.4	10,649	7.6
Amortization of intangible assets	785	1.1	577	0.8	1,593	1.1	1,165	0.9
Restructuring and special charges	-	--	--	--	-	-	982	0.7
Total operating expenses	17,255	23.3	17,790	25.5	34,017	23.5	36,735	2.6

Income from operations	3,806	5.1	3,494	5.0	7,680	5.3	4,691	3.3

Interest and other expense, net	(616)	(0.8)	(955)	(1.4)	(1,168)	(0.8)	(1,581)	(1.1)
Provision for income taxes	444	0.6	200	0.3	1,042	0.7	290	0.2

Net income	$2,746	3.7	$2,339	3.3	$5,470	3.8	$2,820	2.0

Three and six months ended July 1, 2006 compared to three and six months ended July 2, 2005

Revenue

Consolidated Revenue

Consolidated revenues were $74.2 million and $144.8 million in the second quarter and first half of fiscal 2006, respectively, compared to $69.7 million and $140.1 million in the same periods of the prior year. The increases in both the three and six month current year periods are primarily attributable to higher digital sales, partially offset by reduced analog sales.

Equipment revenues were $27.3 million and $50.9 million in the second quarter and first half of fiscal 2006, respectively, increases of $6.2 million, or 29.4%, and $9.8 million, or 23.6%, from the comparable prior year periods. These increases are primarily due to increased DI and Vector TX52 unit sales, combined with increases in Lasertel’s external revenues of $1.2 million and $1.6 million in the second quarter and first half of fiscal 2006, respectively. These increases were partially offset by lower analog consumables revenues in both Presstek and

Precision, and lower service and parts revenues in the North American market. We continue to make progress in transitioning the majority of our customer base to digital solutions, sales of which increased from approximately 59% of revenue in the second quarter of fiscal 2005 to approximately 69% of revenue in the second quarter of fiscal 2006, and from approximately 58% of revenue in the first half of fiscal 2005 to approximately 67% of revenue in the first half of fiscal 2006. Sales of CBEs decreased 4.9% in the second quarter of fiscal 2006; however, sales of CBEs increased 10.4% on a fiscal 2006 year-to-date basis, compared to the same prior year periods. The decrease in the current quarter primarily relates to lower CtP sales, while the increase in the current year-to-date period is principally the result of higher sales of DI presses, coupled with sales of our new Vector TX52, which became available in the fourth quarter of fiscal 2005. In addition, we are increasing our emphasis on the direct sales channel. Our direct sales force sold 55 and 88 DI presses in the second quarter and first half of fiscal 2006, respectively, compared to 6 and 9 DI presses in the same periods of the prior year.

Sales of analog equipment decreased from $6.8 million in the second quarter of fiscal 2005 to $4.0 million in the second quarter of fiscal 2006, and from $12.8 million in the first half of fiscal 2005 to $8.3 million in the first half of fiscal 2006. The decline in both current year periods is consistent with our transition of our customer base from primarily analog to digital solutions. However, we anticipate that sales of analog solutions will level off and stabilize as a percentage of our total revenues in the near-term.

Revenues from consumable product sales declined by $1.4 million, to $35.2 million, and by $3.7 million, to $70.0 million, in the second quarter and first half of fiscal 2006, respectively, compared to the same prior year periods.  The reductions in the current year periods are primarily attributable to the slowdown in analog sales in the Presstek segment, which declined by $2.1 million and $4.4 million, respectively, in the second quarter and first half of fiscal 2006, compared to the same prior year periods, coupled with decreases in Precision’s external revenues of $0.5 million and $1.5 million, respectively. These amounts were offset by increased DI sales, which benefited significantly from new distribution agreements with Heidelberg in both the United States and Europe.

Service and parts revenues were $11.7 million and $23.9 million in the second quarter and first half of fiscal 2006, respectively, reflecting decreases of $0.2 million, or 1.7%, and $1.4 million, or 5.5%, from the comparable prior year periods. These decreases are primarily the result of the shifting of some our less profitable legacy service contracts to a time and materials model, as we continue to transition our customers from primarily analog to digital technology.

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

Revenue for the Presstek segment was $69.0 million and $135.1 million in the second quarter and first half of fiscal 2006, respectively, reflecting increases of $3.8 million, or 5.8%, and $4.6 million, or 3.5%, compared to the same periods of the prior year. Equipment revenues increased $5.1 million and $8.1 million in the second quarter and first half of fiscal 2006, respectively. These amounts were partially offset by lower consumables revenues and lower service and parts revenues. Revenues from digital solutions increased $8.8 million, or 21.9%, in the second quarter of fiscal 2006, and $14.3 million, or 17.9%, in the first half of fiscal 2006, compared to the same prior year periods. Digital solutions also increased as a percentage of segment revenue, from approximately 62% and 61% of segment revenues in the second quarter and first half of fiscal 2005, respectively, to approximately 71% and 70% in the second quarter and first half of fiscal 2006, respectively.

Presstek’s equipment revenues benefited from an increase in DI equipment sales, which accounted for $14.9 million and $25.8 million in the second quarter and first half of fiscal 2006, respectively, compared to $6.9 million and $13.9 million in the same prior year periods. Product equipment sales were also favorably impacted by the launch of a new generation CtP system, the Vector TX52, into both United States and European markets in the fourth quarter of fiscal 2005. The Vector TX52 contributed $1.0 million and $3.2 million of revenue in the second quarter and first half of fiscal 2006, respectively. These increases were offset by $2.6 million and $4.1 million of reduced sales of our conventional analog equipment in the second quarter and first half of fiscal 2006, respectively, compared to the same prior year periods, as well as lower sales of Dimension products in the first quarter of fiscal 2006, which was driven by pricing pressure in the marketplace.

The Presstek segment’s consumables sales decreased $1.0 million, to $31.8 million, in the second quarter of fiscal 2006, and $2.2 million, to $63.4 million, in the first half of fiscal 2006, compared to the same prior year periods. These decreases in the current year periods are primarily attributable to lower analog sales compared to a strong prior year analog demand from ABDick customers following the acquisition by Presstek and the continuing market transition from analog to digital solutions in 2006. In the latter part of fiscal 2005, we entered into two strategic relationships for our consumables: (i) Heidelberg named the Quickmaster DI as a preferred plate; and (ii) Screen USA agreed to market our consumable plate products for non-Presstek proprietary CtP systems. These relationships contributed to $1.3 million and $2.4 million increases in DI consumables sales in the second quarter and first half of fiscal 2006, respectively. However, these increases were more than offset by the decline in analog consumables sales.

The Presstek segment’s service and parts revenues decreased $0.2 million, or 1.9%, and $1.4 million, or 5.4%, in the second quarter and first half of fiscal 2006, respectively, compared to the same prior year periods. This decrease is primarily attributable to lower contract service and parts revenues resulting from the current market transition from primarily analog to digital equipment.

Revenue for the Precision segment was $5.7 million in the second quarter of fiscal 2006, a decrease of $0.5 million, or 8.4%, compared to $6.2 million in the second quarter of fiscal 2005. Revenue was $10.6 million in the first half of fiscal 2006, a decrease of $2.3 million, or 18.1%, compared to $12.9 million in the second quarter of fiscal 2005. This decrease is primarily attributable to lower order levels from a key customer, partially offset by higher sales to the Presstek segment.

Revenue for the Lasertel segment increased 56.9%, to $2.7 million, and 47.7%, to $5.3 million, in the second quarter and first half of fiscal 2006, respectively, compared to the same periods in the prior year. This increase is primarily attributable to the addition of two new customers, coupled with higher sales to the Presstek segment.

Cost of Revenue

Consolidated Cost of Revenue

Consolidated cost of product, consisting of costs of material, labor and overhead, shipping and handling costs and warranty expenses, was $44.5 million and $86.1 million in the second quarter and first half of fiscal 2006, respectively, increases of $4.2 million and $4.4 million compared to the same periods of the prior year. The increase in cost is attributable to higher sales volumes and a higher mix of equipment sales.

Consolidated cost of service and parts was $8.7 million and $17.0 million in the second quarter of and first half of fiscal 2006, respectively, compared to $8.1 million and $16.9 million in the same prior year periods. The increase in cost is primarily attributable to higher travel costs resulting from increased fuel costs and higher technology costs related to upgrading the communications and logistics capabilities of our service technicians and engineers.

Segment Cost of Revenue

Cost of revenue for the Presstek segment was $49.1 million in the second quarter of fiscal 2006, an increase of $6.9 million, compared to $42.2 million in the second quarter of fiscal 2005. Cost of revenue for the Presstek segment was $94.8 million in the first half of fiscal 2006, an increase of $7.5 million, compared to $87.3 million in the same period of fiscal 2005. The increases in both current year periods are primarily the result of higher revenues and a higher mix of equipment sales, which have historically lower margins.

Cost of revenue for the Precision segment was $5.0 million and $9.8 million in the second quarter and first half of fiscal 2006, respectively, decreases of $1.0 million and $2.1 million compared to the same prior year periods. The decrease in the current year period is primarily the result of lower revenues for the segment.

Cost of revenue for the Lasertel segment was $2.2 million and $4.7 million in the second quarter and first half of fiscal 2006, respectively, compared to $2.5 million and $4.3 million in the same prior year periods. The decrease in the second quarter of fiscal 2006 is primarily attributable to our continued focus on inventory management to help manage manufacturing expenses, offset by increased sales volumes.

Gross Margin

Gross margin as a percentage of total revenue was 28.4% in the second quarter of fiscal 2006, compared to 30.5% in the second quarter of fiscal 2005. Gross margin as a percentage of total revenue in the first half of fiscal 2006 was 28.8%, compared to 29.6% in the same prior year period. The decline in gross margin on total revenue is primarily attributable to higher service costs, the decrease in analog service revenue and the increase of equipment in our product mix.

Gross margin as a percentage of product revenue was 28.9% and 28.8% in the second quarter and first half of fiscal 2006, respectively, compared to 30.3% and 28.8% in the same prior year periods. The decline in the current year periods is primarily attributable to a higher mix of equipment sales.

Gross margin as a percentage of service and parts revenue decreased to 25.6% and 28.9% in the second quarter and first half of fiscal 2006, compared to 31.7% and 32.9% in the same periods of the prior year. The decreases in the current year periods are primarily attributable to the aforementioned decrease in analog service revenue. We are working to transition our legacy analog service contracts to a time and materials model, which has exerted downward pressure on margins in the short-term. Gross margins were also impacted by higher fuel costs, as well as higher technology costs related to upgrading the communications and logistics capabilities of our service technicians and engineers.

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

Consolidated research and development expenses were $1.7 million in the second quarter of fiscal 2006, a $0.3 million decrease from the comparable prior year quarter, and $3.2 million in the first half of fiscal 2006, a $0.8 million decrease from the same prior year period. The decrease is principally attributable to efficiencies realized from the integration of the acquired ABDick business into the Company during the fourth quarter of fiscal 2005.

Research and development expenses for the Presstek segment were $1.3 million and $2.5 million in the second quarter and first half of fiscal 2006, respectively, decreases of $0.4 million and $0.9 million from the same periods of the prior year. The decrease is primarily attributable to the aforementioned efficiencies realized from the integration of the ABDick business into the Company.

Research and development expenses for the Precision segment were $0.1 million in the second quarters of both fiscal 2006 and fiscal 2005. Research and development expenses for first six months of fiscal 2006 and fiscal 2005 were $0.23 million and $0.28 million, respectively. The reduction in fiscal 2006 is primarily attributable to the completion in 2005 of certain new product testing.

Research and development expenses for the Lasertel segment were $0.3 million in the second quarter of fiscal 2006, compared to $0.16 million in the second quarter fiscal 2005, and $0.5 million in the first half of fiscal 2006, compared to $0.3 million in the first half of fiscal 2005. The increase is attributable to higher personnel costs resulting from increased staffing levels.

While we expect to invest an estimated $7.0 million internally in research and development in fiscal 2006, we continue to implement our strategy to identify and collaborate with third parties in development activities designed to leverage the Company’s technology and innovation.

Sales, Marketing and Customer Support

Sales, marketing and customer support expenses primarily consist of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs associated with sales, marketing and customer support activities.

To improve operations, we took steps in fiscal 2005 to strengthen capacity and capability within the sales, marketing and customer support area through reorganization, training in advanced technology products and services, and changes in key personnel. We also eliminated costs, primarily for customer support and marketing personnel by integrating the U.S. marketing and customer support operations into the Presstek segment. As we continue to pursue initiatives designed to drive penetration of Presstek technology in the marketplace, we expect expenses in this area to increase in absolute dollars in future periods.

Sales, marketing and customer support expenses for the Presstek segment were $10.8 million and $19.6 million in the second quarter and first half of fiscal 2006, respectively, increases of $0.9 million and $0.2 million from the comparable prior year periods. The increase in the second quarter of fiscal 2006 is primarily attributable to trade expenses related to the IPEX trade show, held in Europe in April 2006, coupled with higher personnel costs resulting from the segment’s increased sales. These factors also accounted for the increase in the first half of fiscal 2006, compared to the prior year period; however, on a year-to-date basis, reduced costs in the first quarter of fiscal 2006 partially offset these second quarter increases.

Sales, marketing and customer support expenses for the Precision segment were $0.1 million in the second quarters of both fiscal 2006 and fiscal 2005, and $0.13 million and $0.19 million in the second halves of fiscal 2006 and 2005, respectively.

Sales, marketing and customer support expenses for the Lasertel segment were virtually unchanged, at approximately $0.13 million in the second quarter of fiscal 2006 and $0.12 million in the comparable period of fiscal 2005. The amounts for the first six months were also virtually unchanged at $0.29 million in the first six months of fiscal 2006 and $0.27 million in the same period of fiscal 2005.

General and Administrative

Consolidated general and administrative expenses, primarily comprised of payroll and related expenses for personnel, and contracted professional services necessary to conduct our finance, information systems, human resources and administrative activities, were $3.8 million and $5.2 million in the second quarters of fiscal 2006 and fiscal 2005. Consolidated general and administrative expenses for the first half of fiscal 2006 were $9.2 million, a decrease of $1.4 million from the same period of the prior year. The decreases are primarily attributable to the current year cost savings achieved by the integration of the ABDick U.S. operations into Presstek, including a reduction in the allowance for doubtful accounts due to our increased focus on cash collection activities in the United States.

Consolidated general and administrative expenses were 5.2% and 7.5% of revenues in the second quarters of fiscal 2006 and fiscal 2005, respectively, and 6.4% and 7.6% of revenues in the first halves of fiscal 2006 and fiscal 2005, respectively. We anticipate that general and administrative expenses will return to levels experienced in the first quarter of fiscal 2006. However, we anticipate that general and administrative expenses will continue to decrease as a percentage of revenue in future periods, provided we continue to experience revenue growth, as our strategy is to position the growth of general and administrative expenses at lower rates than the growth of revenue and as the impact of integration actions is fully realized.

General and administrative expenses for the Presstek segment were $3.4 million in the second quarter of fiscal 2006, compared to $4.8 million in the second quarter of fiscal 2005. General and administrative expenses for the first half of fiscal 2006 were $8.4 million, compared to $9.7 million in the comparative period of fiscal 2005. The decrease in both current year periods is primarily attributable to the elimination of redundant costs resulting from the integration of the ABDick U.S. operations into the segment.

General and administrative expenses for the Precision segment were $0.1 million and $0.17 million in the second quarters of fiscal 2006 and fiscal 2005, respectively, and $0.23 million and $0.46 million in the first halves of fiscal 2006 and fiscal 2005, respectively. The decreases from the prior year periods are primarily attributable to headcount reductions in fiscal 2005.

General and administrative expenses for the Lasertel segment were $0.3 million in the second quarter of fiscal 2006, a $0.1 million increase from the same period of the prior year. General and administrative expenses were $0.6 million and $0.5 million for the first halves of fiscal 2006 and fiscal 2005, respectively. The increases in the current year periods are primarily attributable to higher personnel costs.

Amortization of Intangible Assets

Amortization expense of $0.8 million and $0.6 million in the second quarters of fiscal 2006 and fiscal 2005, respectively, and $1.6 million and $1.2 million in the first halves of fiscal 2006 and fiscal 2005 respectively, relates to intangible assets recorded in connection with the Company’s 2004 ABDick and Precision acquisitions, patents and other purchased intangible assets.

Restructuring and Special Charges

In the first half of fiscal 2005, the Company recorded $1.0 million of restructuring and special charges related to Precision and ABDick to results of operations. These charges consisted of severance and fringe benefit costs, executive and other contractual obligations, and a settlement with previously terminated employees.

Interest and Other Income/Expense, Net

Interest expense was $0.6 million and $0.7 million in the second quarters of fiscal 2006 and fiscal 2005, respectively, and $1.0 million and $1.3 million in the first halves of fiscal 2006 and fiscal 2005, respectively. The decreases in both current year periods are attributable to lower outstanding long-term debt resulting from the pay down of principal, partially offset by higher interest rates in the current fiscal year.

We recorded interest income of $16,000 and $48,000 in the second quarters of fiscal 2006 and fiscal 2005, respectively, and $43,000 and $97,000 in the first halves of fiscal 2006 and fiscal 2005, respectively.

The primary component of other income/expense, net, of $0.1 million and $0.2 million of expense in the second quarter and first half of fiscal 2006, respectively, and $0.3 million of and $0.4 million of expense in the comparable prior year periods relates to losses on foreign currency transactions.

Provision for Income Taxes

Our effective tax rate was 16.0% for the first half of fiscal 2006 and 9.3% for the first half of fiscal 2005. Our effective tax rate differs from the U.S. federal statutory rate of 35% due to the tax rate benefits associated with utilization of net operating loss carryforwards. The provisions in both fiscal year periods primarily relate to the recognition of foreign tax, state tax and deferred tax liability. For tax purposes, a portion of the Company’s goodwill is amortizable over 15 years. For book purposes, goodwill is not amortized, but tested for impairment annually. The tax amortization of goodwill will result in a taxable temporary difference, which will not be reversed until the related book intangible asset is impaired or written off. Therefore, it may not be offset by deductible temporary differences currently on the books, such as net operating loss carryforwards, which expire within a definite period. As a result, the Company must recognize a net deferred tax liability.

At July 1, 2006, we had net deferred tax assets of approximately $36 million that were subject to consideration of a valuation allowance. A full valuation allowance has been provided against the net deferred tax assets in the United States due to the uncertainty of their realization. In the future, continued sustained profitability will cause us to reassess the need for the valuation allowance. We may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to our results of operations and adjustments to recorded goodwill and shareholder equity in the period in which the benefit is determined.

Liquidity and Capital Resources

We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings. At July 1, 2006, we had $8.6 million of cash and $46.8 million of working capital, compared to $5.6 million of cash and $41.4 million of working capital at December 31, 2005.

Our operating activities provided $7.3 million of cash in the first half of fiscal 2006. Cash provided by operating activities came from net income, after adjustments for non-cash depreciation, amortization, provisions for warranty costs and accounts receivable allowances, stock compensation expense and losses on the disposal of assets. Net income and non-cash items were further benefited from a decrease in inventory levels of $9.1 million and increases of $3.2 million and $0.3 million in accounts payable and deferred revenue, respectively. The decrease in inventory levels reflects our continued focus on aggressive inventory management, coupled with higher sales levels in the latter part of the second quarter. Accounts payable increases primarily relate to the timing of purchases and payments to suppliers, and increases to deferred revenue primarily represent increased service agreements on equipment sales. These amounts were partially offset by increases of $10.4 million and $1.7 million in accounts receivable and other current assets, respectively, and a decrease of $5.3 million in accrued expenses. Accounts receivable increases in the first six months of fiscal 2006 are primarily attributable to increased revenues in the third month of the second quarter, compared to the prior fiscal year-end. Days sales outstanding (“DSO”) were 55 at July 1, 2006 and 53 at December 31, 2005. The increase in DSO is primarily the result of the higher sales generated in the latter part of the second quarter, coupled with in-house financing arrangements with several customers, which result in longer-term accounts receivable amounts. Lower accrued expense levels primarily relate to previously accrued payroll-related costs.

We used $4.2 million of net cash for investing activities in the first six months of fiscal 2006, comprised of $2.4 million of additions to property, plant and equipment, $1.7 million of investments in patents and other intangible assets and $0.4 million of transaction and accrued integration costs paid related to the acquisition of the ABDick business. Our additions to property, plant and equipment primarily relate to production equipment and investments in our infrastructure, including costs related to the implementation of a new service management system. Our investment in patents and other intangible assets includes $0.9 million of capitalized patent defense costs.

Our financing activities used $0.4 million of net cash, comprised of $1.7 million of cash received from the exercise of stock options and purchase of common stock under our employee stock purchase program and $1.4 million of net borrowings under our current line of credit. These amounts were offset by payments on our current term loan and capital lease aggregating $3.5 million.

Our current Senior Secured Credit Facilities, referred to as the Facilities, include a $35.0 million five year secured term loan, referred to as the Term Loan, and a $45.0 million five year secured revolving line of credit, referred to as the Revolver, which replaced our then-existing term loan and revolver entered into in October 2003. At July 1, 2006, we had $10.3 million outstanding under letters of credit, thereby reducing the amount available under the Revolver to $27.2 million. At July 1, 2006 and December 31, 2005, the interest rates on the outstanding balance of the Revolver were 7.4% and 6.9%, respectively. Principal payments on the Term Loan are made in consecutive quarterly installments of $1.75 million, with a final settlement of all remaining principal and unpaid interest on November 4, 2009. The Facilities were used to partially finance the acquisition of the business of ABDick, and are available for working capital requirements, capital expenditures, acquisitions, and general corporate purposes. Borrowings under the Facilities bear interest at either (i) the London InterBank Offered Rate, or LIBOR, plus applicable margins or (ii) the Prime Rate, as defined in the agreement, plus applicable margins. The applicable margins range from 1.25% to 4.0% for LIBOR, or up to 1.75% for the Prime Rate, based on certain financial performance. At both July 1, 2006 and December 31, 2005, the effective interest rate on the Term Loan was 7.5%.

Under the terms of the Revolver and Term Loan, we are required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA, a non-U.S. GAAP measurement that we define as earnings before interest, taxes, depreciation, amortization and restructuring and special charges, and minimum fixed charge coverage covenants. At July 1, 2006, we were in compliance with all financial covenants.

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

Commitments and Contingencies

In fiscal 2000, we entered into an agreement with Fuji Photo Film Co., Ltd., whereby minimum royalty payments to Fuji are required based on specified sales volumes of our A3 format size four-color sheet-fed press. The agreement provides for payment of up to a maximum of $14.0 million in royalties, with an aggregate minimum of $6.0 million over its term. As of July 1, 2006, the Company had paid Fuji $5.7 million related to this agreement. We currently expect future sales volume to be sufficient to satisfy minimum commitments under the agreement. In the event of a volume shortfall over the term of the agreement, we would be obligated to pay the difference between the shortfall and $6.0 million minimum as a lump-sum payment. Were such lump-sum payment required, we do not believe the amount of the payment will be material.

We have employment agreements with certain of our employees, some of which include change of control agreements that provide them with benefits should their employment with us be terminated other than for cause or their disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time from the date of any change of control of us.

From time to time we have engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party. In certain situations, we may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, we may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, we would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). The maximum contingent obligation under these shortfall payment arrangements is estimated to be $0.9 million at July 1, 2006.

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

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the SEC on March 16, 2006. There were no significant changes to the Company’s critical accounting policies during the first half of fiscal 2006, with the exception of the policies below:

Revenue Recognition

Our revenue recognition policies, which we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006, were expanded in the first quarter of fiscal 2006 to include the following:

Sales Transactions Financed by the Company
In fiscal 2006, the Company began to periodically enter into sales-type leases resulting from the marketing of the Company’s and complementary third-party products. These transactions typically have seven year terms and are collateralized by a security interest in the underlying assets. These transactions are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases (“SFAS 13”). The long-term portion of financing receivables is included in Other noncurrent assets in the Company’s Consolidated Balance Sheet at July 1, 2006.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption is required as of the beginning of the first fiscal year that begins after December 15, 2006. We are currently reviewing FIN 48 to determine its impact on our results of operations and financial position upon adoption.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. We are currently reviewing SFAS 156 to determine its impact on our results of operations and financial position upon adoption.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. At July 1, 2006, we were not involved in any unconsolidated SPE transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates primarily as a result of our borrowing and investing activities, commodity price risk and foreign currency fluctuations. The Company has established procedures to manage its fluctuations in interest rates and foreign currency exchange rates.

Our long-term borrowings are in variable rate instruments, with interest rates tied to either the Prime Rate or the LIBOR. A 100 basis point change in these rates would have an impact of approximately $0.3 million on our annual interest expense, assuming consistent levels of floating rate debt with those held at July 1, 2006.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of July 1, 2006, we have, under the supervision and with the participation of Presstek’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Presstek’s disclosure controls and procedures pursuant to Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, Presstek’s Chief Executive Officer and Chief Financial Officer concluded that, as of July 1, 2006, Presstek’s disclosure controls and procedures are effective in ensuring that material information relating to Presstek (including its consolidated subsidiaries) required to be disclosed by Presstek in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to Presstek’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There were no material changes in Presstek’s internal control over financial reporting that occurred during the quarter ended July 1, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PRESSTEK, INC.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

On July 26, 2006, the Company filed an action against the Illinois State Treasurer’s Office, Judy Baar Topinka, Treasurer of the State of Illinois, and Joshua Joyce, Director, Unclaimed Property Division, Illinois State Treasurer’s Office, seeking judicial review of a final administrative decision of the Treasurer of the State of Illinois (“State Treasurer”) which determined the ownership of approximately $2.6 million resulting from the sale of unclaimed stock under the Illinois Uniform Disposition of Unclaimed Property Act, (the “Act” or “UDUPA”), codified at 765 ILCS 1025/1 et seq. The State Treasurer received a claim to approximately $2.6 million and, without holding a hearing, allowed the claim without sufficient evidentiary support. This determination became final and the funds were released to a claimant who was not the rightful owner. Presstek is seeking a reversal of the administrative decision and compensation because the State Treasurer’s actions constitute an unconstitutional taking of Plaintiff’s property without just compensation in violation of Article I, Section 15 of the Illinois State Constitution and the Fifth Amendment to the United States Constitution.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors as previously disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 16, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

(a) On June 7, 2006, the Company held its Annual Meeting of Stockholders.

(b) The contents of Item 4(b) are included in Item 4(c)(1) below, which is incorporated herein by reference.

(c) At such meeting, the stockholders of the Company voted:

(1) To elect eight directors to the Company’s Board of Directors for the ensuing year. The votes cast were as follows:

Nominees	Votes For	Votes Against	Votes Withheld	Abstained	Broker Non-Votes

Edward J. Marino	31,387,582	N/A	415,000	N/A	N/A
John W. Dreyer	31,598,989	N/A	203,693	N/A	N/A
Daniel S. Ebenstein	26,221,200	N/A	5,581,482	N/A	N/A
Dr. Lawrence Howard	26,612,044	N/A	5,190,638	N/A	N/A
Michael D. Moffitt	31,656,349	N/A	146,333	N/A	N/A
Brian Mullaney	31,603,477	N/A	199,205	N/A	N/A
Steven N. Rappaport	31,456,123	N/A	346,559	N/A	N/A
Donald C. Waite, III	31,595,791	N/A	206,891	N/A	N/A

(2) To ratify, through a non-binding vote to be considered by the Board in selecting an independent registered public accounting firm, the selection of BDO Seidman, LLP as the Company’s independent auditors for the fiscal year ending December 30, 2006. The votes cast were as follows:

Votes For	Votes Against	Votes Withheld	Abstained	Broker Non-Votes

31,475,508	301,813	N/A	25,361	N/A

On June 19, 2006, the Company’s Board of Directors, through its Audit Committee, dismissed BDO Seidman, LLP as the Company’s independent registered public accounting firm.

On June 22, 2006, the Company’s Board of Directors, through its Audit Committee, engaged KPMG LLP as the Company’s new independent registered public accounting firm.

Item 6. Exhibits

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

PRESSTEK, INC. (Registrant)
Date: August 10, 2006	/s/ Edward J. Marino
Edward J. Marino President and Chief Executive Officer (Principal Executive Officer)
Date: August 10, 2006	/s/ Moosa E. Moosa
Moosa E. Moosa Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

PRESSTEK, INC.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.