Form 10-Q
period 2006-09-30
PRESSTEK INC /DE/
filed 2006-11-09
CIK 846876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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
Yes ☐ No ☑

As of November 8, 2006, there were 35,643,568 shares of the Registrant’s Common Stock, $0.01 par value, outstanding.

PRESSTEK, INC.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

PRESSTEK, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share data)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$6,345	$5,615
Accounts receivable, net	52,036	44,088
Inventories	44,892	50,083
Other current assets	2,694	1,175
Total current assets	105,967	100,961

Property, plant and equipment, net	43,452	45,250
Intangible assets, net	11,721	11,974
Goodwill	23,089	23,089
Other noncurrent assets	590	213

Total assets	$184,819	$181,487

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligation	$7,036	$7,037
Line of credit	9,000	6,036
Accounts payable	24,450	21,199
Accrued expenses	11,847	16,718
Deferred revenue	8,046	8,579
Total current liabilities	60,379	59,569

Long-term debt and capital lease obligation, less current portion	17,298	22,570
Deferred income taxes	1,043	715

Total liabilities	78,720	82,854

Commitments and contingencies (See Note 20)

Stockholders' equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized, 35,623,183 and
35,366,024 shares issued and outstanding at September 30, 2006 and
December 31, 2005, respectively	356	354
Additional paid-in capital	108,320	106,268
Accumulated other comprehensive income (loss)	306	(59)
Accumulated deficit	(2,883)	(7,930)
Total stockholders' equity	106,099	98,633

Total liabilities and stockholders' equity	$184,819	$181,487

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Revenue
Product	$53,927	$53,152	$174,861	$168,024
Service and parts	10,841	11,537	34,705	36,780
Total revenue	64,768	64,689	209,566	204,804

Cost of revenue
Product	38,940	37,488	125,062	119,234
Service and parts	8,095	7,571	25,074	24,514
Total cost of revenue	47,035	45,059	150,136	143,748

Gross profit	17,733	19,630	59,430	61,056

Operating expenses
Research and development	1,660	1,692	4,885	5,745
Sales, marketing and customer support	10,126	10,126	30,122	30,012
General and administrative	5,434	5,621	14,637	16,270
Amortization of intangible assets	839	770	2,432	1,935
Restructuring and merger-related expenses (credits)	(208)	(73)	(208)	909
Total operating expenses	17,851	18,136	51,868	54,871

Income (loss) from operations	(118)	1,494	7,562	6,185
Interest and other income (expense), net	(96)	(479)	(1,264)	(2,060)

Income (loss) from operations before income taxes	(214)	1,015	6,298	4,125
Provision for income taxes	209	192	1,251	482

Net income (loss)	$(423)	$823	$5,047	$3,643

Earnings (loss) per common share
Basic	$(0.01)	$0.02	$0.14	$0.10
Diluted	$(0.01)	$0.02	$0.14	$0.10

Weighted average shares outstanding
Basic	35,609	35,182	35,541	34,972
Dilutive effect of options	-	926	386	663
Diluted	35,609	36,108	35,927	35,635

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	September 30,	October 1,
	2006	2005
Operating activities
Net income	$5,047	$3,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,334	6,514
Amortization of intangible assets	2,433	1,935
Restructuring and merger-related expenses (credits)	(208)	909
Provision for warranty costs	2,703	1,312
Provision (credit) for accounts receivable allowances	34	678
Stock-based compensation	207	-
Loss on disposal of assets	72	56
Changes in operating assets and liabilities:
Accounts receivable	(7,938)	(2,683)
Inventories	5,068	(6,283)
Other current assets	(1,545)	(591)
Other noncurrent assets	28	(1,462)
Accounts payable	3,209	9,872
Accrued expenses	(6,278)	(3,205)
Deferred revenue	(541)	587
Net cash provided by operating activities	7,625	11,282

Investing activities
Purchase of property, plant and equipment	(3,475)	(3,770)
Payments related to business acquisitions	(693)	(1,407)
Investment in patents and other intangible assets	(2,237)	(1,186)
Proceeds from the sale of long-lived assets	-	87
Net cash used in investing activities	(6,405)	(6,276)

Financing activities
Net proceeds from issuance of common stock	1,847	2,666
Repayments of long-term debt and capital lease obligation	(5,273)	(3,750)
Net borrowings (repayments) under line of credit agreement	2,964	(6,822)
Net cash used in financing activities	(462)	(7,906)

Effect of exchange rate changes on cash and cash equivalents	(28)	(41)

Net increase (decrease) in cash and cash equivalents	730	(2,941)
Cash and cash equivalents, beginning of period	5,615	8,739
Cash and cash equivalents, end of period	$6,345	$5,798

Supplemental disclosure of cash flow information
Cash paid for interest	$1,704	$1,869
Cash paid for income taxes	$1,132	$382

Supplemental disclosure of non-cash investing and financing activities
On July 2, 2005, the Company entered into a series of agreements with a customer and a material end user whereby the
Company received ownership of certain assets of the customer, comprised of patents, intellectual property and know-how, as well as the customer's rights under a supply contract it had with the material end user, in exchange for the Company's rights to its accounts receivable for trade and advances by the Company to the customer. A summary of this transaction is as follows:

Consideration given by the Company
Accounts receivable		$888
Other noncurrent assets		920
Total non-cash consideration		$1,808

Assets received by the Company
Patents		$1,677
Customer contracts/customer list		131
Total non-cash assets received		$1,808

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements of Presstek, Inc. and its subsidiaries (“Presstek,” the “Company,” “we” or “us”) contain all adjustments, including normal recurring adjustments, necessary to present fairly Presstek’s financial position as of September 30, 2006, its results of operations for the three and nine months ended September 30, 2006 and October 1, 2005 and its cash flows for the nine months ended September 30, 2006 and October 1, 2005, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

The results of the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ended December 30, 2006. The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2006.

The Company’s operations are currently organized into three segments: (i) Presstek; (ii) Precision; and (iii) Lasertel. The Presstek segment is primarily engaged in the development, manufacture, sale and servicing of the Company’s patented digital imaging systems and patented printing plate technologies as well as traditional, analog systems and related equipment and supplies for the graphic arts and printing industries, primarily the short-run, full-color market segment. The Precision segment manufactures chemistry-free digital and conventional printing plates for both web and sheet-fed printing applications for sale to the Presstek segment and to external customers. The Lasertel segment manufactures and develops high-powered laser diodes and related laser products for the Presstek segment and for sale to external customers. Any future changes to this organizational structure may result in changes to the segments currently disclosed.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated.

The Company operates and reports on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the thirteen and thirty-nine week periods ended September 30, 2006 (the “third quarter and first nine months of fiscal 2006” or the “three and nine months ended September 30, 2006”) and October 1, 2005 (the “third quarter and first nine months of fiscal 2005” or the “three and nine months ended October 1, 2005”).

Earnings (Loss) per Share

Earnings (loss) per share is computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS 128”). Accordingly, basic earnings (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. For periods in which there is net income, diluted earnings per share is determined by using the weighted average number of

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
(Unaudited)

common and dilutive common equivalent shares outstanding during the period unless the effect is antidilutive. Potential dilutive common shares consist of the incremental common shares issuable upon the exercise of stock options.

Approximately 1,849,700 and 380,200 options to purchase common stock were excluded from the calculation of diluted earnings (loss) per share for the three months ended September 30, 2006 and October 1, 2005, respectively, as their effect would be antidilutive. Approximately 878,300 and 602,700 options to purchase common stock were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2006 and October 1, 2005, respectively, as their effect would be antidilutive.

Foreign Currency Translation and Transactions

The Company’s foreign subsidiaries use the local currency as their functional currency. Accordingly, assets and liabilities are translated into U.S. dollars at current rates of exchange in effect at the balance sheet date. The resulting unrealized gains or losses are reported under the caption “Accumulated other comprehensive income (loss)” in the Company’s Consolidated Financial Statements.

Revenues and expenses from the Company’s foreign subsidiaries are translated at average monthly exchange rates in effect for the periods in which the transactions occur. Gains and losses arising from foreign currency transactions are reported as a component of Interest and other income (expense), net in the Company’s Consolidated Statements of Operations. The Company recorded gains on foreign currency transactions of approximately $0.2 million and $0.1 million, respectively, for the three and nine months ended September 30, 2006. The Company recorded losses on foreign currency transactions of approximately $13,000 and $0.4 million, respectively, for the three and nine months ended October 1, 2005.

Legal Expenses Incurred to Defend Patents

The Company monitors the anticipated outcome of legal actions related to its patents, and if it determines the success of the defense of a patent is probable, and provided that the Company believes that the future economic benefit of the patent will be increased, the Company capitalizes external legal costs incurred in the defense of these patents, up to the level of the expected increased future economic benefit. If changes in the anticipated outcome occur, the Company writes off any capitalized costs in the period the change is determined. The Company capitalized $0.7 million and $1.6 million in the three and nine months ended September 30, 2006, respectively, and $0 in fiscal 2005. The Company commenced amortizing these capitalized costs in the third quarter of fiscal 2006 and recorded amortization expense related to these capitalized costs of $0.1 million for the quarter. While the Company believes it is probable the Company will be successful in defending its patents, there can be no assurance of future success.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Use of Estimates

The Company prepares its financial statements in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates and

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
(Unaudited)

assumptions also affect the amount of reported revenue and expenses during the period. Management believes the most judgmental estimates include those related to product returns; warranty obligations; allowance for doubtful accounts; slow-moving and obsolete inventories; income taxes; the valuation of goodwill, intangible assets, long-lived assets and deferred tax assets; stock-based compensation and litigation. The Company bases its estimates and assumptions on historical experience and various other appropriate factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the SEC on March 16, 2006. There were no significant changes to the Company’s critical accounting policies during the nine months ended September 30, 2006, with the exception of the policies below:

Revenue Recognition

The Company’s revenue recognition policies, which were disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006, were expanded in the first quarter of fiscal 2006 to include the following:

Sales Transactions Financed by the Company
In fiscal 2006, the Company began to periodically enter into sales-type leases resulting from the marketing of the Company’s and complementary third-party products. These transactions typically have seven year terms and are collateralized by a security interest in the underlying assets. These transactions are accounted for in accordance with SFAS No. 13, Accounting for Leases (“SFAS 13”). The long-term portion of financing receivables is included in Other noncurrent assets in the Company’s Consolidated Balance Sheet at September 30, 2006.

Stock-Based Compensation

Prior to January 1, 2006, the Company’s employee stock compensation plans were accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Generally, no employee stock-based compensation cost was recognized in the statement of operations prior to January 1, 2006, as stock options granted under the plans had fixed terms, including an exercise price equal to the market value of the underlying common stock on the date of grant. As of January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No.123(R), Share-Based Payment (“SFAS 123R”) using the modified prospective method, which requires measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. In December 2005, prior to the adoption of SFAS 123R, the Company accelerated the vesting of all outstanding employee stock options as of December 31, 2005 in order to avoid fair value-based compensation charges for those options in future periods.

The Company used the Black-Scholes valuation model to calculate the compensation expense related to rights to purchase shares of common stock under the Company’s 2002 Employee Stock Purchase Plan (the “ESPP”) and options to purchase common stock under the Company’s 2003 Stock Option and Incentive Plan (the “2003 Plan”) in the first nine months of fiscal 2006. This is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
(Unaudited)

amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. For options to purchase common stock granted after the adoption of SFAS 123R, the Company is required to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was Presstek’s historical policy under SFAS 123. An estimated forfeiture rate is calculated based on then-current facts and circumstances at the time the Company grants options to purchase its common stock. For further information regarding the assumptions used in determining stock-based compensation expense related to the Company’s ESPP and options to purchase common stock, see Note 12.

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides specific guidance on disclosures for companies who elect not to restate prior periods for misstatements and instead elect to record a cumulative-effect adjustment. Adoption of SAB 108 is required for the first fiscal year ending after November 15, 2006, although early adoption is permitted in any report for an interim period. To date, there have been no misstatements that would require the application of SAB 108 to the Company’s consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption is required as of the beginning of the first fiscal year that begins after December 15, 2006. The Company is currently reviewing FIN 48 to determine its impact on results of operations, financial position and cash flows upon adoption.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 is effective for periods beginning after December 15, 2006, with earlier application permitted. EITF 06-3 requires disclosure of the accounting policy for any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a gross basis (included in revenues and costs) or net basis (excluded from revenues and costs). The Company excludes these amounts from its revenues and costs; accordingly, no additional disclosure will be required.

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

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
(Unaudited)

2. ACCOUNTS RECEIVABLE, NET

The components of Accounts receivable in the Consolidated Balance Sheets are as follows (in thousands):

	September 30, 2006	December 31, 2005

Accounts receivable	$54,974	$47,495
Less allowances	(2,938)	(3,407)
	$52,036	$44,088

3. INVENTORIES

Inventories include material, direct labor and related manufacturing overhead, and are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Based upon a consideration of quantities on hand, actual and projected sales volume, slow-moving and obsolete inventory is written down to its net realizable value.

The components of Inventories in the Consolidated Balance Sheets are as follows (in thousands):

	September 30, 2006	December 31, 2005

Raw materials	$5,710	$7,945
Work in process	7,444	8,953
Finished goods	31,738	33,185
	$44,892	$50,083

During both the three and nine months ended September 30, 2006, the Company disposed of $1.4 million of excess and obsolete inventories. The inventories disposed were primarily comprised of machine components and repair parts relating to technology that is no longer produced or serviced by the Company, and had a net realizable value of $0 as of December 31, 2005.

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
(Unaudited)

4. PROPERTY, PLANT AND EQUIPMENT, NET

The components of Property, plant and equipment, net, in the Consolidated Balance Sheets are as follows (in thousands):

	September 30, 2006	December 31, 2005

Land and improvements	$2,279	$2,241
Buildings and leasehold improvements	29,143	28,902
Production and other equipment	55,274	52,018
Office furniture and equipment	7,354	6,668
Construction in process	3,121	3,882
Total property, plant and equipment, at cost	97,171	93,711
Accumulated depreciation and amortization	(53,719)	(48,461)
	$43,452	$45,250

Construction in process is generally related to production equipment and information technology systems not yet placed into service. The amount reported at September 30, 2006 includes $1.2 million related to a new service management system, which the Company purchased in the first quarter of fiscal 2006 and is in the process of implementing. The Company is capitalizing all applicable costs in accordance with AICPA Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, and estimates that the total cost of implementation will approximate $1.8 million.

Property, plant and equipment at September 30, 2006 and December 31, 2005 includes $110,000 of office furniture and equipment and related accumulated depreciation of $31,000 and $3,000, respectively, associated with a capital lease.

The Company recorded depreciation expense of $1.8 million and $2.1 million in the third quarters of fiscal 2006 and fiscal 2005, respectively, and $5.3 million and $6.5 million in the first nine months of fiscal 2006 and fiscal 2005, respectively. Under the Company’s financing arrangements (see Note 6), all property, plant and equipment is pledged as security.

5. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of patents, intellectual property, license agreements, loan origination fees and certain identifiable intangible assets resulting from business combinations, including trade names, customer relationships, non-compete covenants and software licenses.

The Company commences amortization of capitalized costs related to either patents or purchased intellectual property at the time the respective asset has been placed into service. At September 30, 2006 and December 31, 2005, the Company had recorded $2.6 million and $1.5 million, respectively, of costs related to patents and intellectual property not yet in service.

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
(Unaudited)

The components of the Company’s identifiable intangible assets are as follows (in thousands):

	September 30, 2006		December 31, 2005
	Cost	Accumulated amortization	Cost	Accumulated amortization

Patents and intellectual property	$13,021	$7,027	$10,840	$6,173
Trade names	2,360	1,602	2,360	1,001
Customer relationships	5,483	1,545	5,483	876
Software licenses	450	288	450	175
License agreements	750	143	750	11
Non-compete covenants	100	43	100	28
Loan origination fees	332	127	332	77
	$22,496	$10,775	$20,315	$8,341

The Company recorded amortization expense for its identifiable intangible assets of $0.8 million in the third quarters of both fiscal 2006 and fiscal 2005, and $2.4 million and $1.9 million in the first nine months of fiscal 2006 and fiscal 2005, respectively. For purposes of estimating total future amortization expense for Presstek’s identifiable intangible assets at September 30, 2006, the Company has estimated both the in-service dates for patents and intellectual property currently not in service and their respective useful lives. Estimated future amortization expense for the Company’s identifiable intangible assets at September 30, 2006, is as follows (in thousands):

Remainder of fiscal 2006	$887
Fiscal 2007	$3,215
Fiscal 2008	$2,240
Fiscal 2009	$1,804
Fiscal 2010	$1,357
Fiscal 2011	$1,023
Thereafter	$1,195

The carrying amounts of goodwill recorded by the Company’s Presstek and Precision business segments were $17.9 million and $5.2 million, respectively, at September 30, 2006. There have been no changes to these amounts since December 31, 2005.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested annually, as of the first day of the third quarter, for impairment. The Company’s impairment review is based on a fair value test. The Company uses its judgment in assessing whether goodwill may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts may signal that an asset has been impaired. Should the fair value of a reporting unit’s goodwill, as determined by the Company at any measurement date, fall below the carrying value of the respective reporting unit’s net assets, a charge for impairment will be recorded in the period. As a result of the annual impairment test performed as of July 2, 2006, the Company determined that the carrying amount of goodwill did not exceed its fair value and, accordingly, did not record a charge for impairment. However, there can be no assurance that goodwill will not become impaired in future periods.

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
(Unaudited)

6. FINANCING ARRANGEMENTS

The components of the Company’s outstanding borrowings at September 30, 2006 and December 31, 2005 are as follows (in thousands):

	September 30, 2006	December 31, 2005

Term loan	$24,250	$29,500
Line of credit	9,000	6,036
Capital lease	84	107
	33,334	35,643
Less current portion	(16,036)	(13,073)
Long-term debt	$17,298	$22,570

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

At September 30, 2006 and December 31, 2005, the Company had outstanding balances on the Revolver of $9.0 million and $6.0 million, respectively, with interest rates of 7.08% and 6.9%, respectively. At September 30, 2006, there were $12.2 million of outstanding letters of credit, thereby reducing the amount available under the Revolver to $23.8 million at that date.

The Term Loan requires quarterly principal payments of $1.75 million, with a final settlement of all remaining principal and unpaid interest on November 4, 2009. At September 30, 2006 and December 31, 2005, outstanding balances under the Term Loan were $24.2 million and $29.5 million, respectively, with interest rates of 7.25% and 7.5%, respectively.

The weighted average interest rate on the Company’s short-term borrowings was 7.15% at September 30, 2006.

Under the terms of the Revolver and the Term Loan, the Company is required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA (a non-U.S. GAAP measurement that the Company defines as earnings before interest, taxes, depreciation, amortization, and restructuring and merger-related charges) and minimum fixed charge coverage covenants. At September 30, 2006, the Company was in compliance with all financial covenants.

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
(Unaudited)

On November 23, 2005, the Company acquired equipment of $110,000 qualifying for capital lease treatment under SFAS 13. The equipment is reflected in property, plant and equipment and the current and long-term principal amounts of the lease obligation are included in current and long-term debt and capital lease obligations in the Company’s Consolidated Balance Sheets.

The Company’s Term Loan principal repayment commitments and capital lease principal and interest repayment commitments are as follows (in thousands):

Remainder of 2006	$1,753
2007	$7,041
2008	$7,040
2009	$8,500

The amounts above do not include interest payments on any outstanding principal balances for the Revolver and Term Loan because the interest rates on these financing arrangements are not fixed.

7. ACCRUED EXPENSES

The components of the Company’s accrued expenses in the Consolidated Balance Sheets at September 30, 2006 and December 31, 2005 are as follows (in thousands):

	September 30, 2006	December 31, 2005

Accrued payroll and employee benefits	$4,888	$8,266
Accrued warranty	2,140	1,483
Accrued integration costs	649	1,337
Accrued restructuring	--	482
Accrued royalties	172	344
Accrued income taxes	91	312
Accrued professional fees	1,156	816
Other	2,751	3,678
	$11,847	$16,718

8. ACCRUED WARRANTY

Product warranty activity in the first nine months of fiscal 2006 is as follows (in thousands):

Balance at December 31, 2005	$1,483
Accruals for warranties	3,103
Utilization of accrual for warranty costs	(2,446)
Balance at September 30, 2006	$2,140

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
(Unaudited)

9. DEFERRED REVENUE

The components of deferred revenue are as follows (in thousands):

	September 30, 2006	December 31, 2005

Deferred service revenue	$7,797	$7,951
Deferred product revenue	249	628
	$8,046	$8,579

10. ACCRUED INTEGRATION COSTS

In 2005 and 2004 the Company recorded integration cost accruals related to its 2004 ABDick business acquisition. The activity related to these integration cost accruals for the first nine months of fiscal 2006 is as follows (in thousands):

	Balance December 31, 2005	Utilization	Currency Translation	Balance September 30, 2006

Severance and fringe benefits	$1,242	$(636)	$5	$611
Lease termination and other costs	95	(57)	--	38
	$1,337	$(693)	$5	$649

In the third quarter of fiscal 2006 and in October 2006, the Company terminated 25 and 22, respectively, of its ABDick service personnel in North America. As part of the allocation of the ABDick purchase price, the Company had previously accrued certain severance costs related to headcount reductions. The accrual will be utilized as payments are made to these terminated employees. The Company anticipates that the payments for these actions, which approximate $0.2 million, as well as the remaining initiatives related to the business acquisition, will be completed in fiscal 2006.

11. RESTRUCTURING AND MERGER-RELATED EXPENSES (CREDITS)

In the third quarter of fiscal 2006, the Company recorded charges of $0.2 million for merger-related costs, primarily related to additional merger-related professional fees. The Company periodically reviews its restructuring accruals to identify any excess or deficits related to planned and previously recorded initiatives. As a result of such review, the Company identified approximately $0.4 million of excess restructuring reserves related to previously recorded accruals for headcount reduction initiatives. Accordingly, in the third quarter of fiscal 2006, the Company reversed these excess amounts. These amounts comprise the Restructuring and merger-related expenses (credits) in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2006.

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
(Unaudited)

The Company’s management is currently reviewing potential restructuring initiatives for implementation in the fourth quarter of fiscal 2006 and early fiscal 2007.

In the first quarter of fiscal 2005, the Company recorded restructuring and merger-related expenses aggregating $1.0 million for the Presstek and Precision business segments. Of this amount, $0.9 million related to the Presstek segment and $0.1 million related to the Precision segment. These charges included severance and fringe benefit costs, executive and other contractual obligations and a settlement with previously terminated employees.

The activity for the first nine months of fiscal 2006 related to the Company’s restructuring accruals is as follows (in thousands):
	Balance December 31, 2005	Utilization	Reversal- changes in estimate	Balance September 30, 2006

Severance and fringe benefits	$482	$(92)	$(390)	$--

12. STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company’s employee stock-based compensation plans were accounted for in accordance with APB 25 and related interpretations. Generally, no stock-based employee compensation cost was recognized in the statement of operations prior to January 1, 2006, as stock options granted under the plans had fixed terms, including an exercise price equal to the market value of the underlying common stock on the date of grant.

On December 31, 2005, the Company accelerated the vesting of all unvested outstanding options to purchase common stock previously issued to directors and employees, including officers. As a result of these actions, the Company avoided approximately $1.3 million in pre-tax compensation expense in fiscal 2006 and $0.7 million thereafter related to these options. Under the pro forma disclosure requirements of SFAS 123, the Company recognized approximately $4.0 million of stock-based compensation in fiscal 2005, including the expense relating to the accelerated vesting of stock options.

The Company has equity incentive plans that are administered by the Compensation and Stock Plan Committee of the Board of Directors (the “Committee”). The Committee oversees and approves which employees receive grants, the number of shares or options granted and the exercise prices of the shares covered by each grant.

The Company’s ESPP is designed to provide eligible employees of the Company and its participating U.S. subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three-month offering period, whichever is lower. All employees of the Company or participating subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the Company’s common stock are eligible to participate in the ESPP. A total of 950,000 shares of the Company’s common stock, subject to adjustment, have been reserved for issuance under this plan.

The 2003 Plan provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including those directors who are not an employee or officer of the Company, such directors being referred to as Non-Employee Directors), consultants and advisors of the Company and its

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
(Unaudited)

subsidiaries. The 2003 Plan provides for an automatic annual grant of 7,500 stock options to all active Non-Employee Directors. Additional grants may be awarded at the discretion of the Board of Directors or Committee. A total of 2,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan. Any future options granted under the 2003 Plan will become exercisable at such times and subject to such terms and conditions as the Board of Directors or the Committee may specify at the time of each grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective method, which requires measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. As a result, the Company recorded approximately $16,000 and $77,000 of stock-based compensation expense related to its ESPP in the third quarter and first nine months of fiscal 2006, respectively. In addition, the Company recorded approximately $130,000 of stock-based compensation expense in both the three and nine months ended September 30, 2006, related to stock options issued in the third quarter under the 2003 Plan. These amounts are included as a component of General and administrative expense in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2006.

Valuation Assumptions

The fair value of the rights to purchase shares of common stock under the Company’s ESPP was estimated on the commencement date of the offering period using the Black-Scholes valuation model with the following assumptions:
	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Stock purchase right assumptions
Risk-free interest rate	4.78%	4.74%
Volatility	53.25%	53.22%
Expected life (in years)	0.25	0.25
Dividend yield	--	--

Based on the above assumptions, the fair values of the stock purchase rights under the Company’s ESPP for the third quarter and first nine months of fiscal 2006 were $1.05 and $1.45, respectively.

The fair value of the options to purchase common stock granted in the third quarter of fiscal 2006 under the 2003 Plan was estimated on the respective grant dates using the Black-Scholes valuation model with the following assumptions:

Three months ended
September 30, 2006
Stock option assumptions
Risk-free interest rate	5.05%
Volatility	57.16%
Expected life (in years)	4.51
Dividend yield	--

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
(Unaudited)

Based on the above assumptions, the weighted average fair value of the options to purchase shares of the Company’s common stock granted in the third quarter of fiscal 2006 under the 200 Plan was $4.62.

In the three and nine months ended October 1, 2005, zero and 580,000 options, respectively, to purchase the Company’s common stock were granted, and 7,615 shares and 27,252 shares, respectively, were issued under the Company’s ESPP. The fair value of each share of common stock issued under the ESPP in the three months ended October 1, 2005 was $6.50. The weighted average fair value of the options to purchase the Company’s common stock and the shares of common stock issued under the ESPP in the nine months ended October 1, 2005, was $4.74.

The fair values of the options granted and shares of common stock issued under the Company’s ESPP were estimated on the respective dates of grant using the Black-Scholes valuation model with the following assumptions:

	Three months ended	Nine months ended
	October 1, 2005	October 1, 2005

Risk-free interest rate	4.22%	4.22%
Volatility	58.28%	58.28%
Expected life (in years)	4.66	4.66
Dividend yield	--	--

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

Fair Value Disclosures - Prior to SFAS 123R Adoption

SFAS 123R requires the presentation of pro forma information for the comparative period prior to the adoption as if the Company had accounted for all its employee stock-based compensation plans under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings (loss) per share if the Company had applied the fair value-based method of SFAS 123 to its awards for the purpose of recording expense

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
(Unaudited)

for stock-based compensation (in thousands, except per-share data):

	Three months ended October 1, 2005	Nine months ended October 1, 2005

Net income, as reported	$823	$3,643
Add: stock-based compensation expense recognized	12	35
Deduct: total stock-based employee compensation determined under the fair-value-based method for all awards, net of related tax effects	(1,417)	(2,877)
Pro forma net income (loss)	$(582)	$801

Earnings per common share, as reported
Basic	$0.02	$0.10
Diluted	$0.02	$0.10

Pro forma earnings (loss) per common share
Basic	$(0.02)	$0.02
Diluted	$(0.02)	$0.02

Stock Option Activity

Stock option activity for the nine months ended September 30, 2006 is summarized as follow:

	Shares (in thousands)	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31, 2005	3,101	$8.86
Granted	143	$9.12
Exercised	(227)	$6.97
Canceled/expired	(30)	$12.38
Outstanding at September 30, 2006	2,987	$8.98	5.87	$ 0.2 million

Exercisable at September 30, 2006	2,844	$8.97	5.67	$ 0.2 million

During the three and nine months ended September 30, 2006, the total intrinsic value of stock options exercised was $24,000 and $1.0 million, respectively.

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
(Unaudited)

13. INTEREST AND OTHER INCOME (EXPENSE)

The components of Interest and other income (expense), net, in the Company’s Consolidated Statements of Operations are as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Interest income	$30	$23	$73	$120
Interest expense	(674)	(551)	(1,704)	(1,869)
Other income (expense), net	548	49	367	(311)
	$(96)	$(479)	$(1,264)	$(2,060)

In the third quarter of fiscal 2006, the Company received certain unclaimed funds from the former ABDick estate and settled various other open items with the ABDick estate, realizing a net gain of $0.3 million after legal costs. This gain is included in Other income (expense), net, in the table above for both the three and nine months ended September 30, 2006. The amounts reported as Other income (expense), net, also include $0.2 million and $0.1 million, respectively, for gains on foreign currency transactions for the three and nine months ended September 30, 2006, and losses on foreign currency transactions of $13,000 and $0.4 million, respectively, for the three and nine months ended October 1, 2005.

14. INCOME TAXES

The Company’s effective tax rate 19.9% for the nine months ended September 30, 2006, and 11.7% for the nine months ended October 1, 2005. The Company’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the tax rate benefits associated with utilization of net operating loss carryforwards. The provision for the nine month periods ended September 30, 2006 and October 1, 2005 primarily relates to the recognition of foreign tax, state tax and deferred tax liability.

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

15. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss), plus all changes in equity of the Company during

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
(Unaudited)

the period from non-owner sources. These changes in equity are recorded as adjustments to Accumulated other comprehensive income (loss) in the Company’s Consolidated Balance Sheets. The primary components of Accumulated other comprehensive income (loss) are unrealized gains or losses on foreign currency translation. The components of comprehensive income (loss) are as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net income (loss)	$(423)	$823	$5,047	$3,643
Changes in accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	47	147	365	(116)
Comprehensive income (loss)	$(376)	$970	$5,412	$3,527

16. SEGMENT AND GEOGRAPHIC INFORMATION

The Company is a market-focused high-technology company that designs, manufactures and distributes proprietary and non-proprietary solutions to the graphic arts industries, primarily serving short-run, full-color customers worldwide. The Company’s operations are currently organized into three segments: (i) Presstek; (ii) Precision; and (iii) Lasertel. Segment operating results are based on the current organizational structure reviewed by the Company’s management to evaluate the results of each business. A description of the types of products and services provided by each segment follows.

•
Presstek is primarily engaged in the development, manufacture, sale and servicing of our patented digital imaging systems and patented printing plate technologies as well as traditional, analog systems and related equipment and supplies for the graphic arts and printing industries, primarily the short-run, full-color market segment.

•	Precision manufactures chemistry-free digital and conventional printing plates for both web and sheet-fed printing applications for sale to Presstek and to external customers.

•	Lasertel manufactures and develops high-powered laser diodes and related laser products for Presstek and for sale to external customers.

The Company is currently reviewing its internal management reporting structure to determine whether a separate corporate segment would provide greater visibility to each segment’s results of operations. Should the Company implement such a change, it would be reflected in the Company’s segment disclosures in subsequent reporting periods.

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
(Unaudited)

Selected operating results information for each segment is as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Revenue
Presstek	$59,612	$60,250	$194,745	$190,779
Precision	5,782	6,241	16,374	19,174
Lasertel	3,187	1,761	8,446	5,322
Total revenue, including intersegment	68,581	68,252	219,565	215,275
Intersegment revenue	(3,813)	(3,563)	(9,999)	(10,471)
	$64,768	$64,689	$209,566	$204,804

Revenue from external customers
Presstek	$59,612	$60,250	$194,745	$190,779
Precision	3,349	3,395	9,937	11,516
Lasertel	1,807	1,044	4,884	2,509
	$64,768	$64,689	$209,566	$204,804

Income (loss) from operations
Presstek	$228	$2,151	$8,815	$8,846
Precision	(209)	666	(105)	676
Lasertel	(137)	(1,323)	(1,148)	(3,337)
	$(118)	$1,494	$7,562	$6,185

Intersegment revenues and costs are eliminated from each segment prior to review of segment results by the Company’s management. Accordingly, the amounts of intersegment revenues allocable to each individual segment have been excluded from the table above.

Asset information for the Company’s segments as of September 30, 2006 and December 31, 2005 is as follows (in thousands):

	September 30, 2006	December 31, 2005

Presstek	$154,794	$150,491
Precision	16,832	19,186
Lasertel	13,193	11,810
	$184,819	$181,487

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
(Unaudited)

The Company’s classification of revenue by geographic area is determined by the location of the Company’s customer. The following table summarizes revenue information by geographic area (in thousands):

	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

United States	$42,936	$41,922	$138,906	$130,466
United Kingdom	6,762	9,696	23,306	26,487
Canada	3,594	3,229	11,492	9,905
Germany	1,414	3,219	6,759	10,502
Japan	1,487	1,949	5,001	6,091
All other	8,575	4,674	24,102	21,353
	$64,768	$64,689	$209,566	$204,804

The Company’s long-lived assets by geographic area are as follows (in thousands):

	September 30, 2006	December 31, 2005

United States	$77,749	$79,462
United Kingdom	763	682
Canada	340	382
	$78,852	$80,526

17. MAJOR CUSTOMERS

The Company did not have any customer that accounted for more than 10% of revenues in the third quarter or first nine months of fiscal 2006 or fiscal 2005, or any customer that accounted for more than 10% of outstanding accounts receivable at September 30, 2006 or December 31, 2005.

18. RELATED PARTIES

The Company engages the services of Amster, Rothstein & Ebenstein, a law firm of which a member of the Company’s Board of Directors is a partner. Expenses incurred for services from this law firm were $1.0 million and $2.4 million for the three and nine months ended September 30, 2006, respectively, and $0.2 million and $0.3 million for the three and nine months ended October 1, 2005, respectively.

19. LITIGATION

In its Quarterly Report on Form 10-Q filed with the SEC on August 10, 2006, the Company reported that it had brought an action against the Office of the Treasurer of the State of Illinois. During the quarter, as part of its

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2006
(Unaudited)

settlement with an unrelated party, the Company withdrew its legal action against the Illinois State Treasurer’s Office.

20. COMMITMENTS AND CONTINGENCIES

In fiscal 2000, we entered into an agreement with Fuji Photo Film Co., Ltd., whereby minimum royalty payments to Fuji are required based on specified sales volumes of our A3 format size four-color sheet-fed press. The agreement provides for payment of up to a maximum of $14.0 million in royalties, with an aggregate minimum of $6.0 million over its term. As of September 30, 2006, the Company had paid Fuji $5.8 million related to this agreement. We currently expect future sales volume to be sufficient to satisfy minimum commitments under the agreement. In the event of a volume shortfall over t he term of the agreement, we are obligated to fund the shortfall as a lump-sum payment. Were such lump-sum payment required, we do not believe the amount of the payment will be material.

The Company has change of control agreements with certain of its senior management employees that provide them with benefits should their employment with the Company be terminated other than for cause or their disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time from the date of any change of control of the Company.

From time to time the Company has engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party. In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). Generally, the Company’s liability for these recourse agreements is limited to 9.9% or less of the amount outstanding. The maximum amount for which the Company may be liable to the financial institution for the shortfall payment was approximately $0.7 million at September 30, 2006.

21. SUBSEQUENT EVENTS

On October 31, 2006, a chemical was released from a mixing tank into a holding pool at our Precision segment manufacturing plant in Massachusetts, which caused us to temporarily cease digital and analog aluminum plate manufacturing operations at this location. The chemical release was contained on-site, there were no reported injuries, neighboring properties were not damaged and there are no requirements for soil or groundwater remediation. The Company is conducting an in-depth investigation and evaluation of the impact of this event. At this time, the cause of the event is undetermined. The Company currently cannot predict the effect this event will have on the Company’s operations, financial results and cash flows. Digital plate manufacturing was restarted on November 6, 2006. At this time, the Company cannot determine when analog manufacturing will be restarted.

On October 26, 2006, the Company was served with a complaint naming the Company, together with certain of its executive officers, as defendants in a purported securities class action suit filed in the United States District Court for the District of New Hampshire. The suit claims to be brought on behalf of purchasers of Presstek’s common stock during the period from July 27, 2006 through September 29, 2006. The complaint alleges, among other things, that the Company and the other defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The Company believes the allegations are without merit and intends to vigorously defend against them.

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

Overview of the Company

The Company is a provider of high-technology, digital-based printing solutions to the commercial print segment of the graphics communications industry. The Company designs, manufactures and distributes proprietary and non-proprietary solutions aimed at serving the needs of a wide range of print service providers worldwide. Our proprietary digital imaging and advanced technology consumables offer superior business solutions for commercial printing focusing on the growing need for short-run, high quality color applications. We are helping to lead the industry’s transformation from analog print production methods to digital imaging technology. We are a leader in the development of advanced printing systems using digital imaging equipment, workflow and consumables-based solutions that economically benefit the user through streamlined operations and chemistry-free, environmentally responsible solutions. We are also a leading sales and service channel across a broadly served market in the small to mid-sized commercial, quick and in-plant printing segments. Our product offerings cover a wide range of solutions to over 20,000 customers worldwide.

Presstek’s business model is a capital equipment and consumables (razor and blade) model. In this model, approximately two-thirds of our revenue is recurring revenue. Our model is designed so that each placement of either a Direct Imaging Press or a Computer to Plate system generally results in recurring aftermarket revenue for consumables and service.

Through our various operations, we:

•
provide advanced digital print solutions through the development and manufacture of digital laser imaging equipment and advanced technology chemistry-free printing plates, which we call consumables, for commercial and in-plant print providers targeting the growing market for high quality, fast turnaround short-run color printing;

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

We have developed a proprietary system by which digital images are transferred onto printing plates for Direct Imaging on-press applications (“DI”). Our advanced DI technology is integrated into a Direct Imaging Press to produce a waterless, easy to use, high quality printing press that is fully automated and provides our users with competitive advantages over alternative print technologies. We believe that our process results in a DI press which, in combination with our proprietary printing plates and streamlined workflow, produces a superior print solution. By combining advanced digital technology with the reliability and economic advantages of offset printing, we believe our customers are better able to grow their businesses, generate higher profits and better serve the needs of their customers.

Similar digital imaging technologies are used in our computer-to-plate (“CtP”) systems. Our Presstek segment also designs and manufactures CtP systems that incorporate our technology to image our chemistry-free printing plates. Our chemistry-free digital imaging systems enable customers to produce high-quality, full color lithographic printed materials more quickly and cost effectively than conventional methods that employ more complicated workflows and toxic chemical processing. This results in reduced printing cycle time and lowers the effective cost of production for commercial printers. Our solutions make it more cost effective for printers to meet the increasing demand for shorter print runs, higher quality color and faster turn-around times.

We have executed a major transformation in the way we go to market. In the past, we had been reliant on OEM partners to deliver our business solutions to customers. Today, more than 90% of our sales are through our own distribution channels. To a lesser extent, we supply OEM press manufacturers with imaging kits complete with optical assemblies and software, and spare parts, which are integrated into the manufacturers’ presses.

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

Our operations are currently organized into three segments: (i) Presstek; (ii) Precision; and (iii) Lasertel. Segment operating results are based on the current organizational structure reviewed by our management to evaluate the results of each business. A description of the types of products and services provided by each business segment follows.

•
Presstek is primarily engaged in the development, manufacture, sale and servicing of our business solutions using patented digital imaging systems and patented printing plate technologies. We also provide traditional, analog systems and related equipment and supplies for the graphic arts and printing industries.

•	Precision manufactures chemistry-free digital and conventional printing plates for both web and sheet-fed printing applications for sale to Presstek and to external customers.

•	Lasertel manufactures and develops high-powered laser diodes and related laser products for Presstek and for sale to external customers.

We generate revenue through four main sources: (i) the sale of our equipment, including DI presses and CtP devices, and to a lesser extent imaging kits complete with optical assemblies and software, and spare parts, which are incorporated by leading press manufacturers into direct imaging presses for the graphic arts industry; (ii) the sale of high-powered laser diodes for the graphic arts, defense and industrial sectors; (iii) the sale of our proprietary and non-proprietary consumables and supplies; and (iv) the servicing of offset printing systems and analog and CtP systems and related equipment.

Our business strategy is centered on maximizing the sale of consumable products, such as printing plates, and therefore our business efforts focus on the sale of “consumable burning engines” such as our DI presses and CtP devices, as well as the servicing of customers using our business solutions. Our strategy centers on increasing the number of our DI and CtP units (together, referred to as CBEs), which increases the demand for our consumables.

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

We operate and report on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the consolidated financial statements include the financial reports for the 13-week and 39-week periods ended September 30, 2006, which we refer to as the third quarter and first nine months of fiscal 2006 or the three and nine months ended September 30, 2006, and the 13-week and 39-week periods ended October 1, 2005, which we refer to as the third quarter and first nine months of fiscal 2005 or the three and nine months ended October 1, 2005.

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

RESULTS OF OPERATIONS

Results of operations in dollars and as a percentage of revenue were as follows (in thousands of dollars):

	Three months ended
	September 30, 2006		October 1, 2005
		% of revenue		% of revenue
Revenue
Product	$53,927	83.3	$53,152	82.2
Service and parts	10,841	16.7	11,537	17.8
Total revenue	64,768	100.0	64,689	100.0

Cost of revenue
Cost of product	38,940	60.1	37,488	58.0
Cost of service and parts	8,095	12.5	7,571	11.7
Total cost of revenue	47,035	72.6	45,059	69.7

Gross margin	17,733	27.4	19,630	30.3

Operating expenses
Research and product development	1,660	2.6	1,692	2.6
Sales, marketing and customer support	10,126	15.6	10,126	15.6
General and administrative	5,434	8.4	5,621	8.7
Amortization of intangible assets	839	1.3	770	1.2
Restructuring and merger-related expenses (credits)	(208)	(0.3)	(73)	(0.1)
Total operating expenses	17,851	27.6	18,136	28.0

Income (loss) from operations	(118)	(0.2)	1,494	2.3

Interest and other expense, net	(96)	(0.2)	(479)	(0.7)
Provision for income taxes	209	0.3	192	0.3

Net income (loss)	$(423)	(0.7)	$823	1.3

	Nine months ended
	September 30, 2006		October 1, 2005
		% of revenue		% of revenue
Revenue
Product	$174,861	83.4	$168,024	82.0
Service and parts	34,705	16.6	36,780	18.0
Total revenue	209,566	100.0	204,804	100.0

Cost of revenue
Cost of product	125,062	59.7	119,234	58.2
Cost of service and parts	25,074	11.9	24,514	12.0
Total cost of revenue	150,136	71.6	143,748	70.2

Gross margin	59,430	28.4	61,056	29.8

Operating expenses
Research and product development	4,885	2.3	5,745	2.8
Sales, marketing and customer support	30,122	14.4	30,012	14.8
General and administrative	14,637	7.0	16,270	7.9
Amortization of intangible assets	2,432	1.2	1,935	0.9
Restructuring and merger-related expenses (credits)	(208)	(0.1)	909	0.4
Total operating expenses	51,868	24.8	54,871	26.8

Income from operations	7,562	3.6	6,185	3.0

Interest and other expense, net	(1,264)	(0.6)	(2,060)	(1.0)
Provision for income taxes	1,251	0.6	482	0.2

Net income	$5,047	2.4	$3,643	1.8

Three and nine months ended September 30, 2006 compared to three and nine months ended October 1, 2005

Revenue

Consolidated Revenue

Consolidated revenues were $64.8 million and $209.6 million in the three and nine months ended September 30, 2006, respectively, compared to $64.7 million and $204.8 million in the same periods of the prior year. The flat revenues in the third quarter of fiscal 2006, compared to the same prior year quarter, were the result of $2.9 million of increased equipment sales, offset by a $1.9 million decline in consumables sales and a $0.7 million decline in service revenues. The increase in the nine month current year period is primarily attributable to higher digital equipment sales, partially offset by reduced analog consumables and service revenues.

Equipment revenues were $20.8 million and $71.7 million in the three and nine months ended September 30, 2006, respectively, increases of $2.9 million, or 16.1%, and $12.7 million, or 21.5%, from the comparable prior year periods. These increases are primarily due to increased DI unit sales, combined with increases in Lasertel’s external revenues of $0.8 million and $2.4 million in the third quarter and first nine months of fiscal 2006, respectively.

These increases were partially offset by lower analog consumables revenues in both Presstek and Precision, and lower service and parts revenues in the North American market. We continue to make progress in transitioning the majority of our customer base to digital solutions. Sales of digital products increased from approximately 65% of product revenue in the third quarter of fiscal 2005 to approximately 72% of product revenue in the third quarter of fiscal 2006, and from approximately 62% of product revenue in the first nine months of fiscal 2005 to approximately 72% of product revenue in the first nine months of fiscal 2006. Sales of CBEs decreased 12% in the third quarter of fiscal 2006; however, sales of CBEs increased 4% on a fiscal 2006 year-to-date basis, compared to the same prior year periods. The decrease in the current quarter primarily relates to lower CtP sales. In fiscal 2006, we experienced intermittent reliability issues with our Vector TX52 CtP unit after extended use, which led to our decision to temporarily stop shipments of this product in the third quarter until the problem could be corrected. We believe we have identified and corrected the problem, and anticipate increased sales of the Vector product in subsequent periods.

Sales of analog equipment decreased from $4.3 million in the third quarter of fiscal 2005 to $3.0 million in the third quarter of fiscal 2006, and from $17.1 million in the first nine months of fiscal 2005 to $11.3 million in the first nine months of fiscal 2006. The decline in both current year periods is consistent with our transition of our customer base from primarily analog to digital solutions. However, we anticipate that sales of analog solutions will level off and stabilize as a percentage of our total revenues in the near term.

Revenues from consumable product sales declined by $1.9 million, to $33.1 million, and by $5.5 million, to $103.1 million, in the third quarter and first nine months of fiscal 2006, respectively, compared to the same prior year periods. The reductions in the current year periods are primarily attributable to the slowdown in analog sales in the Presstek segment, which declined by $1.9 million and $4.1 million, respectively, in the third quarter and first nine months of fiscal 2006, compared to the same prior year periods, coupled with a decrease in Precision’s external revenues of $1.6 million in the current year nine month period. Precision’s external revenues were virtually unchanged in the third quarter of fiscal 2006, compared to the same prior year period.

Service and parts revenues were $10.8 million and $34.7 million in the third quarter and first nine months of fiscal 2006, respectively, reflecting decreases of $0.7 million, or 6.0%, and $2.1 million, or 5.6%, from the comparable prior year periods. These decreases are primarily the result of the shifting of some our less profitable legacy service contracts to a time and materials model, as we continue to transition our customers from primarily analog to digital technology.

Segment Revenue

In fiscal 2005, we implemented a new internal management reporting structure in connection with organizational changes related to the integration of the ABDick business into our Presstek business. We analyzed the impact of this integration on our operating segments and concluded that the results of operations and balance sheet information for the former ABDick segment should be combined with those of the former Presstek segment and reported as the new Presstek business segment. Accordingly, the historical results of the Presstek segment included herein have been restated to include the results of the former ABDick segment. We are currently reviewing our internal management reporting structure to determine whether a separate corporate segment would provide better visibility to each segment’s operations. Should we implement such a change, it would be reflected in our segment disclosures in subsequent reporting periods.

The following segment revenue information includes intersegment revenues for the Precision and Lasertel segments. Intersegment revenues are eliminated in consolidation and, accordingly, excluded from our consolidated results of operations.

Revenue for the Presstek segment was $59.6 million in the third quarter of fiscal 2006, a decrease of $0.6 million, or 1.1%, from the comparable prior year quarter. However, revenue for the Presstek segment increased $4.0 million, to $194.7 million, in the nine months ended September 30, 2006, compared to the same period of the prior year. Equipment revenues increased $2.1 million and $10.3 million in the third quarter and first nine months of fiscal 2006, respectively. These amounts were partially offset by lower consumables revenues and lower service and parts revenues. Revenues from digital products increased $3.2 million, or 9.4%, in the third quarter of fiscal 2006, and $18.0 million, or 17.5%, in the first nine months of fiscal 2006, compared to the same prior year periods. Digital products also increased as a percentage of segment product revenue, from approximately 69% and 66% of segment product revenues in the third quarter and first nine months of fiscal 2005, respectively, to approximately 75% in both the third quarter and first nine months of fiscal 2006.

Presstek’s equipment revenues benefited from an increase in DI equipment sales, which accounted for $12.1 million and $37.9 million in the third quarter and first nine months of fiscal 2006, respectively, compared to $6.3 million and $20.2 million in the same prior year periods. Product equipment sales were also favorably impacted by the launch of a new generation CtP system, the Vector TX52, into both United States and European markets in the fourth quarter of fiscal 2005, despite the impact of the temporary cessation of the sale of this product in the third quarter of fiscal 2006, as discussed above. The Vector TX52 accounted for $0.2 million and $3.4 million of revenue in the third quarter and first nine months of fiscal 2006, respectively. These increases were offset by $1.3 million and $5.8 million of reduced sales of our conventional analog equipment in the third quarter and first nine months of fiscal 2006, respectively, compared to the same prior year periods, as well as lower sales of Dimension products in the first quarter of fiscal 2006.

The Presstek segment’s consumables sales decreased $1.9 million, to $29.7 million, in the third quarter of fiscal 2006, and $4.1 million, to $93.1 million, in the first nine months of fiscal 2006, compared to the same prior year periods. These decreases in the current year periods are primarily attributable to lower analog sales compared to a strong prior year analog demand from ABDick customers following the acquisition by Presstek and the continuing market transition from analog to digital solutions in 2006. In the latter part of fiscal 2005, we entered into two strategic relationships for our consumables: (i) Heidelberg named the Quickmaster DI as a preferred plate; and (ii) Screen USA agreed to market our consumable plate products for non-Presstek proprietary CtP systems. These relationships helped to contribute $1.7 million of increased DI consumables sales in the first nine months of fiscal 2006. However, these increases were more than offset by the decline in analog consumables sales.

The Presstek segment’s service and parts revenues decreased $0.7 million, or 6.1%, and $2.1 million, or 5.6%, in the third quarter and first nine months of fiscal 2006, respectively, compared to the same prior year periods. This decrease is primarily attributable to lower contract service and parts revenues resulting from the current market transition from primarily analog to digital equipment.

Revenue for the Precision segment was $5.8 million in the third quarter of fiscal 2006, a decrease of $0.4 million, or 7.3%, compared to $6.2 million in the third quarter of fiscal 2005. Revenue was $16.4 million in the first nine months of fiscal 2006, a decrease of $2.8 million, or 14.6%, compared to $19.2 million in the third quarter of fiscal 2005. The decrease in the current year quarter is attributable to lower sales to the Presstek segment. The decrease in the current year nine month period is attributable to reduced third party sales related to the loss of a key customer, coupled with lower sales to the Presstek segment.

Revenue for the Lasertel segment increased 80.0%, to $3.2 million, and 58.7%, to $8.4 million, in the third quarter and first nine months of fiscal 2006, respectively, compared to the same periods in the prior year. This increase is primarily attributable to the addition of two new customers, coupled with higher sales to the Presstek segment.

Cost of Revenue

Consolidated Cost of Revenue

Consolidated cost of product, consisting of costs of material, labor and overhead, shipping and handling costs and warranty expenses, was $38.9 million and $125.1 million in the third quarter and first nine months of fiscal 2006, respectively, increases of $1.5 million and $5.8 million compared to the same periods of the prior year. The increase in cost is attributable to a higher mix of equipment sales and the impact of additional warranty costs accrued related to the aforementioned Vector TX52 and the AnthemPro plates manufactured by our Precision segment.

Consolidated cost of service and parts was $8.1 million and $25.1 million in the third quarter of and first nine months of fiscal 2006, respectively, compared to $7.6 million and $24.5 million in the same prior year periods. The increase in cost is primarily attributable to higher travel costs resulting from increased fuel costs and higher technology costs related to upgrading the communications and logistics capabilities of our service technicians and engineers. In the third quarter of fiscal 2006, we terminated 25 of our ABDick service personnel in North America, and in October 2006, we terminated another 22 of our ABDick service personnel in North America. The resulting reductions to the Presstek segment’s cost of service and parts will be fully realized in the fourth quarter of fiscal 2006.

Segment Cost of Revenue

Cost of revenue for the Presstek segment was $42.5 million in the third quarter of fiscal 2006, a decrease of $6.8 million, compared to $49.3 million in the third quarter of fiscal 2005. This decrease is primarily attributable to lower sales in the current year quarter. Cost of revenue for the Presstek segment was $137.3 million in the first nine months of fiscal 2006, an increase of $0.7 million, compared to $136.6 million in the same period of fiscal 2005. The increase in the current year nine month period is primarily the result of higher revenues and a higher mix of equipment sales, which have historically lower margins.

Cost of revenue for the Precision segment was $4.7 million and $14.4 million in the third quarter and first nine months of fiscal 2006, respectively, decreases of $0.6 million and $2.6 million compared to the same prior year periods. The decrease in the current year period is primarily the result of lower revenues for the segment, coupled with the impact of warranty costs accrued related to the segment’s AnthemPro product, which experienced temporary manufacturing problems in the quarter related to the quality of plates produced.

Cost of revenue for the Lasertel segment was $1.6 million and $6.3 million in the third quarter and first nine months of fiscal 2006, respectively, compared to $2.6 million and $7.0 million in the same prior year periods. The decreases in the current year periods are primarily attributable to our continued focus on inventory management to help manage manufacturing expenses, offset by increased sales volumes.

Gross Margin

Gross margin as a percentage of total revenue was 27.4% in the third quarter of fiscal 2006, compared to 30.3% in the third quarter of fiscal 2005. Gross margin as a percentage of total revenue in the first nine months of fiscal 2006 was 28.4%, compared to 29.8% in the same prior year period. The decline in gross margin on total revenue is primarily attributable to the decrease in analog service revenue and the increase of equipment in our product mix, coupled with the previously discussed additional warranty costs accrued related to the Vector TX52 and AnthemPro products.

Gross margin as a percentage of product revenue was 27.8% and 28.5% in the third quarter and first nine months of fiscal 2006, respectively, compared to 29.5% and 29.0% in the same prior year periods. The decline in the current year periods is primarily attributable to a higher mix of equipment sales and the aforementioned additional warranty costs.

Gross margin as a percentage of service and parts revenue decreased to 25.3% and 27.8% in the third quarter and first nine months of fiscal 2006, compared to 34.4% and 33.3% in the same periods of the prior year. The decreases in the current year periods are primarily attributable to the aforementioned decrease in analog service revenue. We are working to transition our legacy analog service contracts to a time and materials model, which has exerted downward pressure on margins in the short-term. Gross margins were also impacted by higher fuel costs, as well as higher technology costs related to upgrading the communications and logistics capabilities of our service technicians and engineers. In the third quarter of fiscal 2006, we released 25 of our ABDick service personnel in North America, and in October 2006, we released another 22 of our ABDick service personnel in North America. The resulting reductions to the Presstek segment’s cost of service and parts will be fully realized in the fourth quarter of fiscal 2006.

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

Consolidated research and development expenses were $1.7 million in the third quarters of both fiscal 2006 and fiscal 2005. Consolidated research and development expenses were $4.9 million in the first nine months of fiscal 2006, a $0.9 million decrease from the same prior year period. The decrease is principally attributable to efficiencies realized from the integration of the acquired ABDick business into the Company during the fourth quarter of fiscal 2005.

Research and development expenses for the Presstek segment were $1.2 million and $3.7 million in the three and nine months ended September 30, 2006, respectively. Research and development expenses were relatively unchanged in the third quarter of fiscal 2006, compared to the same prior year quarter. However, research and development expenses decreased $1.0 million in the nine month period of the current year, compared to the same prior year period. This decrease is primarily attributable to the aforementioned efficiencies realized from the integration of the ABDick business into the Company.

Research and development expenses for the Precision segment were $0.1 million in the third quarters of both fiscal 2006 and fiscal 2005. Research and development expenses for first nine months of fiscal 2006 and fiscal 2005 were $0.3 million and $0.4 million, respectively. The reduction in fiscal 2006 is primarily attributable to the completion in 2005 of certain new product testing.

Research and development expenses for the Lasertel segment were $0.3 million in the third quarters of both fiscal 2006 and fiscal 2005, and $0.8 million in the first nine months of fiscal 2006, compared to $0.6 million in the first nine months of fiscal 2005. The increase is attributable to higher personnel costs resulting from increased staffing levels.

While we expect to invest an estimated $6.5 million internally in research and development in fiscal 2006, we continue to implement our strategy to identify and collaborate with third parties in development activities designed to leverage the Company’s technology and innovation.

Sales, Marketing and Customer Support

Sales, marketing and customer support expenses primarily consist of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs associated with sales, marketing and customer support activities.

To improve operations, we took steps in both fiscal 2005 and 2006 to strengthen capacity and capability within the sales, marketing and customer support area through reorganization, training in advanced technology products and services, and changes in key personnel. We also eliminated costs, primarily for customer support and marketing personnel by integrating the U.S. marketing and customer support operations into the Presstek segment. As we continue to pursue initiatives designed to drive penetration of Presstek technology in the marketplace, we expect expenses in this area to increase in absolute dollars in future periods.

Consolidated sales, marketing and customer support expenses were relatively unchanged in both the three and nine months ended September 30, 2006, compared to the same periods of the prior year. Consolidated sales, marketing and customer support expenses were $10.1 million in the third quarters of both fiscal 2006 and 2005, and $30.1 million and $30.0 million, respectively, in the first nine months of fiscal 2006 and fiscal 2005.

Sales, marketing and customer support expenses for the Presstek segment were relatively unchanged in both the three and nine months ended September 30, 2006, compared to the same periods of the prior year. Sales, marketing and customer support expenses were $9.9 million and $10.0 million in the three months ended September 30, 2006 and October 1, 2005, respectively, and $29.5 million and $29.4 million in the nine month periods then ended.

Sales, marketing and customer support expenses for the Precision segment were $0.07 million and $0.06 million in the third quarters of fiscal 2006 and fiscal 2005, respectively, and $0.2 million and $0.25 million in the first nine months of fiscal 2006 and 2005, respectively.
Sales, marketing and customer support expenses for the Lasertel segment were $0.13 million in the third quarter of fiscal 2006 and $0.08 million in the comparable period of fiscal 2005. The amounts for the nine month periods in fiscal 2006 and fiscal 2005 were $0.42 million and $0.34 million, respectively.

General and Administrative

Consolidated general and administrative expenses, primarily comprised of payroll and related expenses for personnel, and contracted professional services necessary to conduct our finance, information systems, human resources and administrative activities, were $5.4 million and $5.6 million in the third quarters of fiscal 2006 and fiscal 2005, respectively. Consolidated general and administrative expenses for the first nine months of fiscal 2006 were $14.6 million, a decrease of $1.6 million from the same period of the prior year. The decreases are primarily attributable to the current year cost savings achieved by the integration of the ABDick U.S. operations into Presstek.

Consolidated general and administrative expenses were 8.4% and 8.7% of revenues in the third quarters of fiscal 2006 and fiscal 2005, respectively, and 7.0% and 7.9% of revenues in the first nine months of fiscal 2006 and fiscal 2005, respectively. We anticipate that general and administrative expenses will continue to decrease as a percentage of revenue in future periods, as our strategy is to position the growth of general and administrative expenses at lower rates than the growth of revenue and as the impact of integration actions is fully realized.

General and administrative expenses for the Presstek segment were $5.2 million in the third quarter of fiscal 2006, compared to $5.4 million in the third quarter of fiscal 2005. General and administrative expenses for the first nine months of fiscal 2006 were $13.6 million, compared to $15.1 million in the comparative period of fiscal 2005. The decrease in both current year periods is primarily attributable to the elimination of redundant costs resulting from the integration of the ABDick U.S. operations into the segment.

General and administrative expenses for the Precision segment were $0.06 million and $0.08 million in the third quarters of fiscal 2006 and fiscal 2005, respectively, and $0.3 million and $0.5 million in the first nine months of fiscal 2006 and fiscal 2005, respectively. The decreases from the prior year periods are primarily attributable to headcount reductions in fiscal 2005.

General and administrative expenses for the Lasertel segment were $0.2 million in the third quarters of both fiscal 2006 and fiscal 2005. General and administrative expenses were $0.8 million and $0.6 million for the first nine months of fiscal 2006 and fiscal 2005, respectively.

Amortization of Intangible Assets

Amortization expense of $0.8 million in the third quarters of both fiscal 2006 and fiscal 2005, and $2.4 million and $1.9 million in the first nine months of fiscal 2006 and fiscal 2005, respectively, relates to intangible assets recorded in connection with the Company’s 2004 ABDick and Precision acquisitions, patents and other purchased intangible assets.

Restructuring and Merger-Related Expenses (Credits)

In the third quarter of fiscal 2006, we recorded charges of $0.2 million for merger-related costs primarily related to additional merger-related professional fees. We periodically review our restructuring accruals to identify any excess or deficits related to planned and previously recorded initiatives. As a result of such review, we identified approximately $0.4 million of excess restructure reserves related to previously recorded headcount reduction initiatives. Accordingly, in the third quarter of fiscal 2006, we reversed these excess amounts. These amounts comprise the Restructuring and merger-related expenses (credits) in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2006.

Our management is currently reviewing potential restructuring initiatives for implementation in the fourth quarter of fiscal 2006 and early fiscal 2007.

In the first quarter of fiscal 2005, we recorded restructuring and merger-related charges aggregating $1.0 million for the Presstek and Precision business segments. Of this amount, $0.9 million related to the Presstek segment and $0.1 million related to the Precision segment. These charges included severance and fringe benefit costs, executive and other contractual obligations and a settlement with previously terminated employees.

Interest and Other Income (Expense), Net

Interest expense was $0.7 million and $0.6 million in the third quarters of fiscal 2006 and fiscal 2005, respectively, and $1.7 million and $1.9 million in the first nine months of fiscal 2006 and fiscal 2005, respectively. The increase in the current year quarter is attributable to the higher balance on the revolving credit facility. The decrease in the current year nine month period is attributable to lower outstanding long-term debt resulting from the pay down of principal.

We recorded interest income of $30,000 and $23,000 in the third quarters of fiscal 2006 and fiscal 2005, respectively, and $73,000 and $120,000 in the first nine months of fiscal 2006 and fiscal 2005, respectively.

On September 7, 2006, an agreement related to the ABDick acquisition under which we were reimbursed $1.2 million was approved by the United States Bankruptcy Court for the District of Delaware. The net amount, after reductions for legal fees and additional adjustments for settlement of various assets and liabilities related to this action, totaled $0.3 million, and is included as a component of Interest and other income (expense), net, in our Consolidated Statements of Operations for the three and nine month periods ended September 30, 2006. With the exception of this settlement amount, the primary component of other income (expense), net relates to gains or losses on foreign currency transactions for all periods presented.

Provision for Income Taxes

Our effective tax rate was 19.9% for the first nine months of fiscal 2006 and 11.7% for the first nine months of fiscal 2005. Our effective tax rate differs from the U.S. federal statutory rate of 35% due to the tax rate benefits associated with utilization of net operating loss carryforwards. The provisions in both fiscal year periods primarily relate to the recognition of foreign tax, state tax and deferred tax liability. For tax purposes, a portion of the Company’s goodwill is amortizable over 15 years. For book purposes, goodwill is not amortized, but tested for impairment annually. The tax amortization of goodwill will result in a taxable temporary difference, which will not be reversed until the related book intangible asset is impaired or written off. Therefore, it may not be offset by deductible temporary differences currently on the books, such as net operating loss carryforwards, which expire within a definite period. As a result, the Company must recognize a net deferred tax liability.

At September 30, 2006, we had net deferred tax assets of approximately $36 million that were subject to consideration of a valuation allowance. A full valuation allowance has been provided against the net deferred tax assets in the United States due to the uncertainty of their realization. In the future, continued sustained profitability will cause us to reassess the need for the valuation allowance. We may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to our results of operations and adjustments to recorded goodwill and shareholder equity in the period in which the benefit is determined.

Liquidity and Capital Resources

We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings. At September 30, 2006, we had $6.3 million of cash and $45.6 million of working capital, compared to $5.6 million of cash and $41.4 million of working capital at December 31, 2005.

Our operating activities provided $7.6 million of cash in the nine months ended September 30, 2006. Cash provided by operating activities came from net income, after adjustments for non-cash depreciation, amortization, provisions for warranty costs and accounts receivable allowances, stock compensation expense and losses on the disposal of assets. These adjustments were partially offset by a non-cash credit adjustment related to restructuring and merger-related costs. Net income and non-cash items were further benefited from a decrease in inventory levels of $5.1 million and an increase of $3.2 million in accounts payable. The decrease in inventory levels reflects our continued focus on inventory management. Accounts payable increases primarily relate to the timing of purchases and payments to suppliers. These amounts were partially offset by increases of $7.9 million and $1.5 million in accounts receivable and other current assets, respectively, and decreases of $0.5 million and $6.3 million in deferred revenue and other accrued expenses, respectively. Accounts receivable increases in the nine months ended September 30, 2006 are primarily attributable to revenue levels late in the third month of the third quarter, coupled with the timing of funding for equipment sold under third party and in-house leasing arrangements. Days sales outstanding (“DSO”) were 63 at September 30, 2006 and 53 at December 31, 2005. The increase in DSO is primarily the result of the higher sales generated in the latter part of the third quarter, compared to earlier in the quarter, coupled with in-house financing arrangements with several customers, which result in longer-term accounts receivable amounts. The decrease in deferred revenue relates to a reduction in service contracts, while lower accrued expense levels primarily relate to payments of and adjustments to previously accrued payroll-related costs and adjustments to restructuring and related accruals.

We used $6.4 million of net cash for investing activities in the first nine months of fiscal 2006, comprised of $3.5 million of additions to property, plant and equipment, $2.2 million of investments in patents and other intangible assets and $0.7 million of transaction and accrued integration costs paid related to the acquisition of the ABDick business. Our additions to property, plant and equipment primarily relate to production equipment and investments in our infrastructure, including costs related to the implementation of a new service management system. Our investment in patents and other intangible assets includes $1.6 million of capitalized patent defense costs.

Our financing activities used $0.5 million of net cash, comprised of $1.8 million of cash received from the exercise of stock options and purchase of common stock under our employee stock purchase program and $3.0 million of net borrowings under our current line of credit. These amounts were offset by payments on our current term loan and capital lease aggregating $5.3 million.

Our current Senior Secured Credit Facilities, referred to as the Facilities, include a $35.0 million five year secured term loan, referred to as the Term Loan, and a $45.0 million five year secured revolving line of credit, referred to as the Revolver, which replaced our then-existing term loan and revolver entered into in October 2003. At September 30, 2006, we had $12.2 million outstanding under letters of credit, thereby reducing the amount available under the Revolver to $23.8 million. At September 30, 2006 and December 31, 2005, the interest rates on the outstanding balance of the Revolver were 7.08% and 6.9%, respectively. Principal payments on the Term Loan are made in consecutive quarterly installments of $1.75 million, with a final settlement of all remaining principal and unpaid interest on November 4, 2009. The Facilities were used to partially finance the acquisition of the business of ABDick, and are available for working capital requirements, capital expenditures, acquisitions, and general corporate purposes. Borrowings under the Facilities bear interest at either (i) the London InterBank Offered Rate, or LIBOR, plus applicable margins or (ii) the Prime Rate, as defined in the agreement, plus applicable margins. The applicable margins range from 1.25% to 4.0% for LIBOR, or up to 1.75% for the Prime Rate, based on certain financial performance. At September 30, 2006 and December 31, 2005, the effective interest rates on the Term Loan were 7.25% and 7.5%, respectively.

Under the terms of the Revolver and Term Loan, we are required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA, a non-U.S. GAAP measurement that we define as earnings before interest, taxes, depreciation, amortization and restructuring and merger-related expenses (credits), and minimum fixed charge coverage covenants. At September 30, 2006, we were in compliance with all financial covenants.

On November 23, 2005, we purchased equipment under a capital lease arrangement qualifying under Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases (“SFAS 13”). The equipment is included as a component of property, plant and equipment and the current and long-term principal amounts of the lease obligation are included in our Consolidated Balance Sheets.

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

Commitments and Contingencies

In fiscal 2000, we entered into an agreement with Fuji Photo Film Co., Ltd., whereby minimum royalty payments to Fuji are required based on specified sales volumes of our A3 format size four-color sheet-fed press. The agreement provides for payment of up to a maximum of $14.0 million in royalties, with an aggregate minimum of $6.0 million over its term. As of September 30, 2006, we had paid Fuji $5.8 million related to this agreement. We currently expect future sales volume to be sufficient to satisfy minimum commitments under the agreement. In the event of a volume shortfall over the term of the agreement, we would be obligated to pay the difference between the shortfall and $6.0 million minimum as a lump-sum payment. Were such lump-sum payment required, we do not believe the amount of the payment will be material.

We have employment agreements with certain of our senior management employees, some of which include change of control agreements that provide them with benefits should their employment with us be terminated other than for cause or their disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time from the date of any change of control of us.

From time to time we have engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party. In certain situations, we may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, we may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, we would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). The maximum contingent obligation under these shortfall payment arrangements is estimated to be $0.7 million at September 30, 2006.

Effect of Inflation

Inflation has not had, and is not expected to have, a material impact on our financial conditions or results of operations.

Critical Accounting Policies and Estimates

General

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns; warranty obligations; allowances for doubtful accounts; slow-moving and obsolete inventories; income taxes; the valuation of goodwill, intangible assets, long-lived assets and deferred tax assets; stock-based compensation and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the SEC on March 16, 2006. There were no significant changes to the Company’s critical accounting policies nine months ended September 30, 2006, with the exception of the policies below:

Revenue Recognition

Our revenue recognition policies, which we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006, were expanded in the first quarter of fiscal 2006 to include the following:

Sales Transactions Financed by the Company
In fiscal 2006, we began to periodically enter into sales-type leases resulting from the marketing of the Company’s and complementary third-party products. These transactions typically have seven year terms and are collateralized by a security interest in the underlying assets. These transactions are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases (“SFAS 13”). The long-term portion of financing receivables is included in Other noncurrent assets in our Consolidated Balance Sheet at September 30, 2006.

Stock-Based Compensation

Prior to January 1, 2006, our employee stock compensation plans were accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Generally, no employee stock-based compensation cost was recognized in the statement of operations prior to January 1, 2006, as stock options granted under the plans had fixed terms, including an exercise price equal to the market value of the underlying common stock on the date of grant. As of January 1, 2006, we adopted the fair value recognition provisions of SFAS No.123(R), Share-Based Payment (“SFAS 123R”) using the modified prospective method, which requires measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. In December 2005, prior to the adoption of SFAS 123R, we accelerated the vesting of all outstanding employee stock options as of December 31, 2005 in order to avoid fair value-based compensation charges for those options in future periods.

We used the Black-Scholes valuation model to calculate the compensation expense related to rights to purchase shares of common stock under our 2002 Employee Stock Purchase Plan (the “ESPP”) and options to purchase common stock under our 2003 Stock Option and Incentive Plan (the “2003 Plan”) in the first nine months of fiscal 2006. This is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. For options to purchase common stock granted after the adoption of SFAS 123R, the Company is required to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS 123. An estimated forfeiture rate is calculated based on then-current facts and circumstances at the time we grant options to purchase our common stock. For further information regarding the assumptions used in determining share-based payment expense related to our ESPP and options to purchase common stock, see Note 12 to our consolidated financial statements.

Recent Accounting Pronouncements

In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides specific guidance on disclosures for companies who elect not to restate prior periods for misstatements and instead elect to record a cumulative-effect adjustment. Adoption of SAB 108 is required for the first fiscal year ending after November 15, 2006, although early adoption is permitted in any report for an interim period. To date, there have been no misstatements that would require the application of SAB 108 to the Company’s consolidated financial statements.

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

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 is effective for periods beginning after December 15, 2006, with earlier application permitted. EITF 06-3 requires disclosure of the accounting policy for any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a gross basis (included in revenues and costs) or net (excluded from revenues and costs) basis. We exclude these amounts from our revenues and costs; accordingly, no additional disclosure will be required.

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

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. At September 30, 2006, we were not involved in any unconsolidated SPE transactions.

Subsequent Events

On October 31, 2006, a chemical was released from a mixing tank into a holding pool at our Precision segment manufacturing plant in Massachusetts, which caused us to temporarily cease digital and analog aluminum plate manufacturing operations at this location. The chemical release was contained on-site, there were no reported injuries, neighboring properties were not damaged and there are no requirements for soil or groundwater remediation. We are conducting an in-depth investigation and evaluation of the impact of this event. At this time, the cause of the event is undetermined. We currently cannot predict the effect this event will have on our operations, financial results and cash flows. Digital plate manufacturing was restarted on November 6, 2006. At this time, we cannot determine when analog manufacturing will be restarted.

On October 26, 2006, we were served with a complaint naming the Company, together with certain of its executive officers, as defendants in a purported securities class action suit filed in the United States District Court for the District of New Hampshire. The suit claims to be brought on behalf of purchasers of Presstek’s common stock during the period from July 27, 2006 through September 29, 2006. The complaint alleges, among other things, that the Company and the other defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. We believe the allegations are without merit and intend to vigorously defend against them.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates primarily as a result of our borrowing and investing activities, commodity price risk and foreign currency fluctuations. The Company has established procedures to manage its fluctuations in interest rates and foreign currency exchange rates.

Our long-term borrowings are in variable rate instruments, with interest rates tied to either the Prime Rate or the LIBOR. A 100 basis point change in these rates would have an impact of approximately $0.2 million on our annual interest expense, assuming consistent levels of floating rate debt with those held at September 30, 2006.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, we have, under the supervision and with the participation of Presstek’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Presstek’s disclosure controls and procedures pursuant to Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, Presstek’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, Presstek’s disclosure controls and procedures are effective in ensuring that material information relating to Presstek (including its consolidated subsidiaries) required to be disclosed by Presstek in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to Presstek’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There were no material changes in Presstek’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PRESSTEK, INC.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

On October 26, 2006, the Company was served with a complaint naming the Company, together with certain of its executive officers, as defendants in a purported securities class action suit filed in the United States District Court for the District of New Hampshire. The suit claims to be brought on behalf of purchasers of Presstek’s common stock during the period from July 27, 2006 through September 29, 2006. The complaint alleges, among other things, that the Company and the other defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The Company believes the allegations are without merit and intends to vigorously defend against them.

In its Quarterly Report on Form 10-Q filed with the SEC on August 10, 2006, the Company reported that it had brought an action against the Office of the Treasurer of the State of Illinois. During the quarter, as part of its settlement with an unrelated party, the Company withdrew its legal action against the Illinois State Treasurer’s Office.

Item 1A. Risk Factors

The information set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 is supplemented by the addition of the following risk factor:

On October 31, 2006, a chemical was released from a mixing tank into a holding pool at our Precision segment manufacturing plant in Massachusetts, which caused us to temporarily cease digital and analog aluminum plate manufacturing operations at this location. The chemical release was contained on-site, there were no reported injuries, neighboring properties were not damaged and there are no requirements for soil or groundwater remediation. The Company is conducting an in-depth investigation and evaluation of the impact of this event. At this time, the cause of the event is undetermined. The Company currently cannot predict the effect this event will have on the Company’s operations, financial results and cash flows. Digital plate manufacturing was restarted on November 6, 2006. At this time, the Company cannot determine when analog manufacturing will be restarted.

We use hazardous materials in the production of many of our products at our various manufacturing facilities.

As a manufacturing company, we are subject to environmental, health and safety laws and regulations, including those governing the use of hazardous materials. The cost of compliance with environmental, health and safety regulations is substantial. Our business activities, especially those at our Precision segment, involve the controlled use of hazardous materials and we cannot eliminate the risk or potential liability of accidental contamination, release or injury from these materials. In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources, and our production of plates could be delayed indefinitely, either of which could materially harm our business, financial condition and results of operations.

Item 6. Exhibits

Exhibit No.	Description

10.1
Employment Agreement dated July 27, 2006, between Presstek, Inc. and William C. Keller (previously filed as Exhibit 99.1 to Presstek, Inc.’s Current Report on Form 8-K dated July 27, 2006, incorporated herein by reference).

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

PRESSTEK, INC. (Registrant)
Date: November 9, 2006	/s/ Edward J. Marino
Edward J. Marino President and Chief Executive Officer (Principal Executive Officer)
Date: November 9, 2006	/s/ Moosa E. Moosa
Moosa E. Moosa Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

PRESSTEK, INC.

EXHIBIT INDEX

Exhibit No.	Description

10.1
Employment Agreement dated July 27, 2006, between Presstek, Inc. and William C. Keller (previously filed as Exhibit 99.1 to Presstek, Inc.’s Current Report on Form 8-K dated July 27, 2006, incorporated herein by reference).

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