Form 10-K
period 2006-12-30
PRESSTEK INC /DE/
filed 2007-04-25
CIK 846876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
_____________________________
Commission File No. 0-17541

PRESSTEK, INC.
(Exact name of registrant as specified in its charter)

Delaware	02-0415170
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

55 Executive Drive, Hudson, New Hampshire 03051-4903
(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code:
(603) 595-7000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of July 1, 2006 was $321,426,856.

The number of shares outstanding of the registrant’s common stock as of April 2, 2007 was 35,678,781.

Documents Incorporated by Reference
Portions of the definitive Proxy Statement (which is expected to be filed within 120 days after the Company’s fiscal year end) for the registrant’s Annual Meeting of Stockholders to be held on June 7, 2007 are incorporated by reference into Part III of this Form 10-K.

PRESSTEK, INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 30, 2006

		PAGE
PART 1
Item
1.	Business	3
1A.	Risk Factors	19
1B.	Unresolved Staff Comments	31
2.	Properties	32
3.	Legal Proceedings	33
4.	Submission of Matters to a Vote of Security Holders	34

PART II
Item
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	35
6.	Selected Financial Data	36
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
7A.	Quantitative and Qualitative Disclosures About Market Risk	56
8.	Financial Statements and Supplementary Data	58
9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	99
9A.	Controls and Procedures	99
9B.	Other Information	104

PART III
Item
10.	Directors, Executive Officers and Corporate Governance	104
11.	Executive Compensation	104
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	104
13.	Certain Relationships and Related Transactions, and Director Independence	104
14.	Principal Accounting Fees and Services	104

PART IV
Item
15.	Exhibits and Financial Statement Schedules	105

See Part I - Item 1A of this Annual Report for cautionary statements regarding forward-looking statements included in this report.

PART I

Item 1. Business Overview

General

Presstek is a market-focused company primarily engaged in the design, manufacture, sales and service of high-technology digital imaging solutions to the worldwide graphic arts industry. We are helping to lead the industry’s transformation from analog to digital print production methods. We are a leader in the development of advanced offset printing systems using digital imaging technology and consumables-based solutions designed to economically benefit the user through a more streamlined workflow and environmentally responsible operation. We are also a leading sales and service channel in the commercial, quick and in-plant printing markets offering a wide range of solutions to customers worldwide.

Presstek’s business model is a capital equipment and consumables (razor and blade) model. In this model, almost 63% of our revenue is recurring revenue. Our model is designed so that each placement of either a Direct Imaging (DI®) Press or a Computer-to-Plate (CTP) system results in recurring aftermarket revenue for consumables and service.

Through our various operations, we:

•
provide advanced digital offset printing solutions through the development and manufacture of digital laser imaging equipment and advanced technology chemistry-free printing plates, which we call consumables, targeting the growing market for high quality, fast turnaround color printing;

•
are a leading sales and services company delivering Presstek digital solutions and solutions from other manufacturing partners through our direct sales and service force and through distribution partners worldwide;

•	manufacture semiconductor solid state laser diodes for Presstek imaging applications and for use by external applications; and

•	distribute printing plates for conventional print applications through original equipment manufacturing (OEM) and private-labeling relationships.

Background

We are Innovators
We are innovators in imaging technology solutions. Our primary market focus is on the commercial print segment within the graphic arts industry. We have served that market by pioneering the advancement of digital offset printing solutions for commercial printing applications. We:

•	invented on-press Direct Imaging technology;

•	invented chemistry-free imaging of printing plates;

•	through our many innovations, have significantly streamlined the print production workflow;

•	have implemented workflows that transition printing from a skilled craft to a manufacturing process;

•	continue to innovate with our recent announcement of the Presstek 52DI, a highly-automated landscape format DI press that offers a larger sheet size for higher production environments.

Primary Market and Its Changing Requirements
Presstek pioneered these digital offset solutions because we recognized that the commercial printing market was shifting to increasingly faster production of smaller order quantities (shorter runs) with a higher use of color. Print providers were not well equipped to meet this changing model. To meet this market change, printers are now adapting digital workflows, which are designed to provide a faster process to finished press sheets with less production steps and manual intervention. Presstek is capitalizing on this transformation and have developed digital offset printing solutions to address the growing demand for high quality, fast turnaround, color printing in commercial applications.

Providing Solutions for New Market Requirements
We have incorporated our digital imaging technology into two types of applications for offset printing: Direct Imaging on-press applications, which we refer to as DI, and computer-to-plate off-press applications, which we refer to as CTP.

Using DI technology, electronic computer files are sent to a specially designed digital offset printing press that incorporates our laser imaging system, unique press design, and high performance printing plates. Our laser imaging systems then image our printing plates directly on the press. This unique approach results in a highly streamlined digital workflow and is designed to allow the user the fastest way to finished press sheets. We have incorporated this same digital imaging technology into CTP applications. Using our CTP technology, electronic computer files are sent to plate-imaging devices, the plates are imaged by our laser imaging systems again using our high performance printing plates and then mounted on a conventional offset printing press.

Solutions that Benefit the Target Market
Presstek’s digital offset printing solutions are designed to make the printer more profitable and productive by removing steps and cost from the printing process. These systems enable customers to produce high quality, full color offset printing more quickly and safely than chemistry-based conventional methods. Presstek’s digital offset solutions eliminate the chemistry, reduces the time it takes to print, and lowers the total cost of production for commercial printers. Presstek’s digital offset solutions are engineered to help printers address the requirements of today’s market.

Providing Migration Path for Adopting Digital Solutions
As the graphic arts industry joins other industries, such as the photographic and music industries, in converting from analog to digital, we recognize that not everyone is ready to convert all at once to an all-digital workflow. To better serve those who need to migrate to an all-digital model in stages, we expanded our product offerings beyond our own designed and manufactured digital products.

In addition to our digital products, we also market conventional offset printing presses and related products, which were added through the ABDick acquisition that occurred in 2004. And we complement our portfolio of Presstek manufactured products with consumables and equipment that we source from several strategic partnerships: including companies such as Mitsubishi, Agfa, Kodak and Ryobi. As the industry continues to transition to digital, our goal is to be the supplier of choice helping facilitate the journey for commercial printers with high-quality digital solutions.

Manufacturing
We manufacture the laser-based digital imaging assemblies, complete with software, along with our advanced technology printing plates, for incorporation into our DI presses. Similar digital imaging and plate technologies are used in our CTP systems.

At our Presstek facility in Hudson, New Hampshire, we manufacture several models of our advanced printing plates, such as ProFire Digital Media®, PearlDry Plus®, PearlDry® and Applause®, along with the imaging kits that are incorporated into DI presses, as well as the ABDick-branded Digital PlateMaster® system and complete CTP systems, such as the Dimension Excel® series or Vector TX52® platesetters. At our South Hadley, Massachusetts manufacturing facility, we manufacture our aluminum-based printing plates, which are comprised of our chemistry-free plates, such as Anthem Pro® and Freedom® plates.

Service and Support
Presstek also has an extensive service organization throughout the United States, Canada and Western Europe. In addition to servicing equipment that is manufactured by or for Presstek, our service organization also provides service for equipment manufactured by other companies, including our strategic partners.

Go-to-Market Strategy
We deliver our solutions through multiple channels to market:

•	in the United States., Canada we use a mix of direct sales and service as well as a network of graphic arts dealers;

•	in the United Kingdom we use our direct sales and service operation;

•	in continental Europe and worldwide; we have developed a network of graphic art dealers and;

•	we use OEMs to deliver our products to markets worldwide.

ABDick

On November 5, 2004, the Company, through its wholly-owned subsidiary, ABD International, Inc., which we refer to as ABDick, completed the acquisition of certain assets and assumed certain liabilities of The A.B. Dick Company, which were acquired through a Section 363 sale in the United States Bankruptcy Court. The business we acquired manufactures, markets and services offset printing and CTP systems as well as related supplies for the graphic arts and printing industries. We refer to the acquired business as the ABDick business.

Following the acquisition we began integrating the ABDick business into Presstek’s operations. In the third quarter of fiscal 2005, we implemented a new internal management reporting structure in connection with organizational changes related to the integration of the acquired ABDick business into our Presstek business segment. As of December 30, 2006, we have completed the integration. Accordingly, the results of operations and balance sheet information for the former ABDick segment have been combined with those of the former Presstek segment and, commencing with this report on Form 10-K, are now reported together as the Presstek business segment. Any future changes to this organizational structure may result in changes to the business segments currently disclosed.

As a result of this acquisition and integration, Presstek is a stronger, more market-driven, customer-focused organization. We acquired a direct sales and service capability in the United States, Canada and the United Kingdom through which we are building more efficient and effective channels to market.

Precision

On July 30, 2004, we acquired the stock of Precision Lithograining Corp., which we refer to as Precision. With this acquisition, we substantially increased our manufacturing capabilities and obtained the ability to manufacture analog and digital printing plates. On December 28, 2006, the Audit Committee of the Company’s Board of Directors ratified a plan submitted by management to terminate production in South Hadley, Massachusetts of Precision-branded analog plates used in newspaper printing applications (the “analog newspaper business”) effective immediately. Manufacturing operations of analog plates used in newspaper applications had been suspended due to an incident that occurred on Monday, October 30, 2006, at the South Hadley facility that involved a chemical release and the resulting closure of the facility. This decision did not affect the Company’s production of chemistry-free digital printing plates, which occurs at another facility at the South Hadley complex that was not affected by the incident. Accordingly, the results of operations for the years ended December 31, 2005 and January 1, 2005 of the analog newspaper business are classified as discontinued operations.

The facility in South Hadley, Massachusetts continues to manufacture Anthem Pro, Freedom and Aurora® chemistry-free digital printing plates. The products manufactured in South Hadley are distributed through Presstek’s distribution network. Through the third quarter of 2006, we reported the financial performance of Precision as a separate reporting segment. We now report the financial performance of Precision as part of the Presstek operations.

Presstek, Inc. was incorporated in Delaware in 1987. Our headquarters are located at 55 Executive Drive, Hudson, New Hampshire, 03051. Our general telephone number is 603-595-7000, and our Web site can be found at www.presstek.com.

Business Overview

Prior to 2005, Presstek had primarily distributed its technology through other graphic arts companies who would then integrate, sell and support it through their market channels. Since 2005, Presstek has been strategically transforming its business, with the goal of providing commercial printers with “end-to-end” solutions; including the development, manufacture, distribution and service of its core products. The achievement of this goal means that Presstek will be able to better provide a more comprehensive digital migration path to address the full range of customer needs. In 2006, Presstek began to realize the benefits of this transformation by introducing its first Presstek-branded DI presses to market. This single minded focus on our customers and core products has resulted in the achievement of record DI press revenue and unit shipments in 2006.

Strategic Transformation Activity

Acquisition of Customer Base
The acquisition of the ABDick business in late 2004 brought with it a sizable ABDick customer base in North America and the UK. This customer base is composed of commercial, quick and in-plant printers; which are Presstek’s primary target market. This is a base that requires conventional equipment, consumables and supplies; and contains ideal prospects to transition to a digital production process. This gives us the opportunity to leverage our Presstek manufactured digital products as well as provide the ABDick-branded products to a longstanding, loyal customer base.

Increased Control Over Delivery
As a company, in 2005 we took a much greater role in the commercialization and delivery of our solutions to customers. Previously, we had been heavily reliant upon strategic partners for their sales, distribution and service.

North America and UK
Through our acquisition of the ABDick business, we gained access to an established direct sales and service channel in North America and the UK. Beginning in 2005, we began to offer Presstek manufactured solutions through this channel. For the first time, we were able to sell Direct Imaging presses, along with our CTP equipment and related consumables directly to end-user customers.

Europe
Prior to the 2004 ABDick acquisition, we had a limited European distribution operation managed out of the U.S., which relied on strategic relationships with independent dealers and sales agents. In 2006, we realigned and expanded our European distribution channel and we established a European base of operations in the London area to support that expansion. In the first quarter of 2006, we announced the opening of Presstek's new European business center west of London. The new facility serves as the central base of European operations and was established to support the anticipated growth and meet the needs of Presstek's expanding customer base across the region. From this facility, we offer customer support and training, as well as a demonstration facility for products.

Further progress was made in our pan-European expansion with the opening of a network of Presstek-authorized DI centers to provide sales, service and support for Presstek DI presses. To date, Presstek and select distribution partners have established DI centers in the Czech Republic, Denmark, Germany, Hungary, Italy, Russia and the United Kingdom. In addition, sales and service support are provided in Scandinavia, Benelux, Turkey, Greece, France, Spain, Portugal and Switzerland through Presstek’s network of factory trained sales and service professionals.

Rest of World
Presstek reaches into Asia Pacific, Africa and Middle Eastern markets through a network of distributors. In 2006, we realigned and expanded our Latin American distribution channel in Mexico, and entered the Brazilian market with one of its premier distributors. According to the industry research organization, Pira International, Brazil is one of the top ten global printing markets.

Expanded Product Line
Our goal is to support printers in transitioning to a digital workflow by offering quality digital offset solutions for both on- and off-press imaging. In addition, we also market conventional offset printing presses and related products, which were added to our product portfolio through the ABDick acquisition in 2004. We also complement our catalog of Presstek and ABDick branded products with consumables and equipment that we source from several strategic partnerships; including those with Mitsubishi, Kodak, Agfa and Ryobi.

In 2004, we also greatly expanded our digital product offering to include new generation DI press and CTP systems. The acquisition of Precision in the third quarter of 2004 enabled us to offer a Presstek-designed and manufactured plate that was intended to run on CTP devices from other manufacturers. This first open-platform chemistry-free printing plate, branded Aurora, was announced in September 2005.

July of 2005 marked the commercial release of an entry-level CTP solution, the Vector TX52, specifically designed to meet market demands for lower-cost CTP solutions.

In 2006 we brought two Presstek-branded DI presses to market; the Presstek 52DI and Presstek 34DI. This extends Presstek brand awareness and increases the strength of the brand as well as offers us more control over the sales and service process. We delivered these products through our direct sales and service channels in North American and the UK. In addition, we also realigned and expanded our distribution channels in Continental Europe, Mexico and Brazil to deliver the sales and service of the Presstek-branded presses and CTP line of products. The new generation chemistry-free plate for the Dimension Excel series of platesetters, called Anthem Pro, was also made commercially available through this multi-channel distribution strategy.

Lasertel
Founded in April 2000, our Lasertel subsidiary is a world-class developer and manufacturer of high-quality, high-powered laser diodes for Presstek-branded imaging systems as well as third-party systems. The Lasertel segment provides Presstek with state-of-the-art laser imaging capabilities that differentiate us by bringing innovation to the rapidly evolving graphic arts marketplace.

The 2005 purchase of a high capacity molecular beam epitaxy (“MBE”) reactor has enabled Lasertel to improve yields and increase revenue substantially during 2006. Growth in the defense sector has been particularly strong, and the supply agreement signed with Selex Sensors and Airborne Systems in 2005 has continued to be a major source of revenue. During 2006 the performance and reliability of Lasertel products was demonstrated by the use of a Lasertel diode laser on the space shuttle. The laser manufactured by Lasertel is used in a system enabling the crew of the space shuttle and engineers on the ground to determine the health of Discovery’s heat shield. The success of the system led to its use on shuttle missions.

The development of products for highly demanding applications such as the space shuttle enables Lasertel to continue to improve on existing products and develop new products designed for use in the laser imaging market.
Our Business Segments

We operate in two reportable segments: the Presstek segment, and the Lasertel segment. The Presstek segment is primarily engaged in the development, manufacture, sale and servicing of digital imaging systems and printing plate technologies for direct-to-press, or on-press applications, and CTP, or off-press applications for the graphic arts industries, primarily serving the segment of the market that requires high quality, fast turnaround color printing. The Lasertel segment is primarily engaged in the manufacture and development of high-powered laser diodes for sale to the Presstek segment and to external customers.

The Presstek Segment

The Presstek segment is the core of our operations, serving as the central engine of innovation for research, new product development and manufacturing as well as the center for marketing, sales and service for our digital offset printing solutions. In addition, the Presstek segment serves as the central organization under which our subsidiary functions and the Presstek segment sets the strategic and research direction and priorities for the entire company.

The Presstek segment manufactures the imaging systems and related assemblies that are incorporated into DI presses and CTP systems. The imaging systems that are designated for DI presses are shipped to our DI press manufacturing partner with whom we have OEM and exclusive manufacturing agreements. The Presstek 52DI is currently distributed exclusively by Presstek, while the Presstek 34DI is distributed directly and under an OEM agreement by Ryobi. The imaging systems that are designated for CTP units are incorporated into our CTP units, which are manufactured at our Hudson, New Hampshire facility.

We manufacture the printing plates that are used on DI presses and chemistry-free CTP units at our Hudson, New Hampshire and South Hadley, Massachusetts facilities. Mitsubishi and Agfa manufacture plates that are imaged on our ABDick Digital PlateMaster, or DPM, series CTP devices.

Our products are sold into the market to end-user customers through either our direct sales force or through OEM partners, strategic partners or our dealer channel. By employing this combination of internal and external sales organizations, we are able to deliver higher sales potential for our products worldwide. Presstek’s direct sales force also offers other offset printing solutions provided by marketing partners.

We also have an established catalog of supplies and consumables, many of which complement the Presstek segment equipment offerings. The Presstek segment has an equipment line of CTP devices; workflow modules; conventional duplicators and printing presses; post-press bindery and finishing equipment; and other ancillary devices manufactured by third parties. Thus, the Presstek segment products provide the foundation for a comprehensive digital migration path to address the full range of customer needs.

Presstek branded equipment is serviced by either our direct service organization or by our dealer channel. Our direct service organization is trained to service Presstek-branded digital products as well as conventional analog equipment manufactured by third parties. Our direct service organization primarily serves customers consisting of commercial printing shops in the graphic arts industry located in North America and the UK.

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

Information about our business segments and geographic areas is included in Note 17 and information about our major customers is included in Note 18 in the footnotes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and is incorporated herein by reference.

Strategy

Our business strategy revolves around employing innovative digital imaging technology to address specific and well-understood opportunities primarily in the graphic arts marketplace, while at the same time supplying the commercial, quick and in-plant printer with a full range of printing solutions. In this way, we can capitalize on the needs of customers who have not yet fully transitioned to a digital model.
This strategy reflects several strategic imperatives:

1. Our primary focus is on the growth of our consumables product.

Presstek provides digital offset solutions that aid the printer in transitioning from an analog to digital workflow. Our DI press, (on-press) imaging and CTP (off-press) imaging products use our chemistry-free printing plates. We refer to these systems as consumable burning engines, which we call CBEs. With our direct sales force and network of distribution partners we feel we are well positioned to expand our installation base of CBEs. Another step in growing our consumable business is to develop consumables that can be imaged on non-Presstek manufactured devices. The first step in executing this strategy was the launch of Aurora, our open-platform, chemistry-free printing plate, which is designed to be used on specific CTP systems (CBEs) marketed by major third-party manufacturers.

2. We focus on select market segments.

Large print providers have been the vanguard in adopting digital technology and have driven the industry’s digital transformation of the commercial printing segment of the graphic arts industry. The commercial and quick print providers and in-plant print operations are currently converting to digital systems and processes. With our innovative digital offset printing solutions and the strength of our direct sales and service force, we believe that we can leverage the depth and breadth of our products, services, supplies, internal skills and strategic partnerships to address these new and emerging market demands among commercial print providers.

Three unique types of businesses have demonstrated success with Presstek digital solutions, including:

a.
Commercial printers that need to adjust their production capacity, level of productivity and output quality while improving profitability have demonstrated success with our digital products. These printers are often acquiring their first four-color press. 2005 research from InfoTrends indicates that there are approximately 24,000 print establishments in the United States that fall within this category.

b.
Digital printers and copy shops, facilities that operate toner-based digital copier equipment, are acquiring DI presses as complementary devices. They are using DI presses for applications that require run lengths greater than 250 copies. The DI press offers a lower production cost with a higher level of quality and the ability to print on a wider range of substrates. 2005 research from InfoTrends indicates that there are approximately 6,500 print establishments in the United States that fall within this category.

c.
In-plant print shops that operate within corporations, colleges and universities and government agencies are attracted to the ease-of-use, compact footprint and environmentally responsible nature of our solutions. 2005 research from InfoTrends indicates that there are approximately 10,000 in-plant establishments in the United States.

3. Because we compete on the basis of technology and innovation, we deliver differentiated solutions.

We have been technology innovators since our inception, providing digital laser technology that is directly responsible for what is estimated to be over 90% of worldwide DI installations. As we expand and refine our product offerings, we will strive to lead the market with high performance solutions. We also introduced a range of Presstek-branded DI products in the spring 2006 - the Presstek 52DI press and the Presstek 34DI press. This extends Presstek brand awareness and increases the strength of the brand, as well as offers us more control over the sales and service process.

The Presstek 52DI is a landscape format 52cm direct imaging press with a maximum sheet size of 20.47” x 14.76”. The 52DI has a maximum image area of 20.07” x 14.17” one of the largest in its class. This press is highly automated and designed to deliver superior economics, faster turnaround times for printed jobs, require lower skilled operators and reduced paper waste. The Presstek 52DI images all four printing plates on press in 4.5 minutes. The press’ design using Zero Transfer Printing technology, results in consistent quality, an exceptionally fast makeready time and reliable handling across a wide range of printed substrates; capabilities that are important to our primary target market. The 52DI has a maximum operating speed of 10,000 full size sheets per hour.

The Presstek 34DI, based on the same technology platform as the 52DI, offers a two-page, four-color, 34 cm portrait format digital offset press - which produces 7,000 sheets per hour. The 34DI has a maximum sheet size of 13.39” x 18.11”. Maximum image area on the 34DI is 12.99” x 17.72”.

4.	We provide solutions that meet the growth demand for short-run, fast turnaround high-quality color printing.

According to market research commissioned by Presstek and conducted by industry consultant Dr. Joseph Webb of Strategies for Management, “Much of the print industry’s decline in shipments volume has been in long-run printed documents. Short-run is actually mainstream. Short-run printing weighs on the capital base that was purchased to produce long-run printing, and until that installed base is replaced, profits are negatively affected.” Dr. Webb concludes, “Presstek has a unique opportunity and position in the reshaping of the printing industry's workflow and production methods. Presstek as a company, and print as a medium, are at a fascinating crossroads of technology, market opportunities, and competition. The company's products allow printers to compress their workflow to eliminate costly steps, leveraging the modern content creator’s capabilities to make better, richer, and more predictable printable files.”

5. We provide environmentally responsible solutions through our application of technology.

Our thermally imaged chemistry-free plate technologies are designed to provide both a streamlined workflow and environmentally responsible solution. Besides contributing to a cleaner and safer printing operation, environmental responsibility is sound business practice in that our DI and CTP solutions reduce labor needs, reduces space requirements, eliminates plate-oriented waste disposal, and results in fewer manufacturing process errors.

Technology and Products

Direct Imaging Technology

Beginning in the late 1980s, we set out with the mission to find a smarter way to print. The vision was to make the printing press as easy to use as a computer peripheral, like a desktop printer. Presstek developed the world's first Direct Imaging, which we refer to as DI®, printing technology and no-process digital printing plate. The result is an offset printing process that is more productive, easier, faster and environmentally friendly.

Before Direct Imaging, all platemaking and pre-press activities had occurred as a separate and specialized activity in the printing operation primarily using analog film-based technology, chemical processing and manual skill-based processes. Conventional or analog printing plates are produced using labor and chemical-intensive, multi-step processes. By consolidating or eliminating process steps required to prepare a digital file for printing, DI delivers efficiencies that allow increased print productivity at lower cost and with better quality than conventional offset print methods. At the same time, by imaging chemistry-free plates directly on a printing press, Presstek products eliminate the reliance on the chemical processing that is generally associated with imaging traditional printing plates. In addition to being overall more efficient to operate, our DI presses are also more environmentally responsible than traditional methods of printing. The result is a higher quality, faster turnaround print work with a lower cost of operation that is also environmentally safe.

The laser diodes that we use for our imaging system are manufactured at Lasertel. Lasertel manufactures epitaxial wafers, which are subsequently processed into chips or bars. Lasertel then assembles these devices into fiber-

coupled modules called multiple emitter packages (“MEPs”), which contain four lasers per module. These MEPs are then sent to our manufacturing facility in Hudson, New Hampshire.

We assemble Lasertel-manufactured laser imaging modules into imaging kits that are designed for DI press or CTP units. These kits are then incorporated into DI printing presses, by our manufacturing partner, or in CTP systems in our Hudson, NH facility.

Our most recent advance in DI technology, which we refer to as the ProFire Excel system, has significantly improved the resolution and print quality of our digital offset printing presses. The ProFire Excel integrated imaging system, introduced in May 2004, integrates lasers, laser drivers, digital electronics, and motion control into one modular package design for direct imaging presses. The ProFire Excel system has three major components: the FirePower laser diode system, made up of unique four-beam laser diodes and laser drivers, the integrated motion system that controls the placement of the laser diodes, and the FireStation digital controller and data server. The image data board of the ProFire Excel controls 16-micron diodes with patented Image Plus technology. Among the advantages of Image Plus is a writing mode that increases image quality while significantly reducing moiré patterns in standard screen sets, allowing for a range of FM (stochastic) screening options.

Presstek 34DI and 52DI
These technologies have been incorporated in the Presstek 34DI and Presstek 52DI - the first Presstek-branded DI products.

CTP Products

We also implement our imaging technology in computer-to-plate systems, which we refer to as CTP. Unlike the DI press, where the plate is imaged on the press, CTP systems allow printers to employ Presstek’s digital technology in conjunction with conventional printing presses. Presstek’s line of CTP systems incorporate our advanced imaging technology to transfer a digital image onto our high performance printing plates, which, once imaged, can be mounted on a conventional offset printing press, avoiding the multiple steps and chemical processes traditionally associated with analog plates. Currently, we manufacture three series of CTP products: Dimension/Dimension Excel; Vector TX52; and Digital PlateMaster or DPM. The Dimension Series and Vector TX2 CTP systems use chemistry free printing plates and laser imaging modules that are manufactured by Presstek. The DPM uses chemistry-based plates which we purchase through an OEM relationship.

Dimension Excel

The Dimension Excel series of platesetters are CTP imaging devices that engineered to image our chemistry-free Anthem Pro thermal plates in an A3 (2-page), or A2 (4-page) format size. The Dimension Excel utilizes our ProFire Excel laser imaging technology, and can produce completely imaged printing plates, ready to be mounted on a printing press, within four to six minutes depending on the system configuration. The Dimension Excel is available in both standard and high-productivity models.

Dimension800

The Dimension800 is a CTP platesetter that images our Anthem Pro thermal plates in an A1 (8-page) or smaller format size. Utilizing Presstek’s ProFire® imaging technology for chemistry-free operation, this is one of the most compact and efficient eight-page platesetters available.

Vector TX52

The Vector TX52 platesetter is a CTP imaging system that is engineered to image our chemistry-free Freedom thermal plates. The Vector TX52 is a two-page (52 cm and under) metal CTP system that utilizes our SureFire laser imaging technology. The Vector TX52 can produce completely imaged printing plates, ready to be mounted on a printing press, within four minutes. It is an easy to use metal based system that is designed to offer the advantages of metal CTP plate manufacturing to small-sized and inplant printers.

The Digital PlateMaster

Digital PlateMaster (DPM) is an easy-to-use platesetter that is equipped with an integrated Harlequin RIP that uses conventional polyester-based plates. The DPM is designed for use with small-format portrait presses. The internal plate processor and daylight-loading materials cassette help facilitate plate production. The DPM also supports paper-based printing plates.

Printing Plates

General Background

Offset printing is the most widely used method of producing printed materials for commercial applications. The majority of quality, full color printing materials with which the average consumer comes into daily contact (such as magazines, brochures, catalogs and direct mail pieces) are produced using the offset printing process. Our products are designed for offset printing.

We manufacture digital printing plates for both on-press Direct Imaging, or DI, and off-press Computer-to-Plate, or CTP, printing applications. DI plates include ProFire Digital Media, PearlDry Plus and PearlDry; these plates are manufactured in our Hudson, New Hampshire facility. Our CTP plate portfolio consists of PearlDry, Anthem Pro, Aurora and Freedom. PearlDry is manufactured in Hudson, while the other CTP plates are manufactured at our facility in South Hadley, Massachusetts.

Our plates are based on our patented chemistry-free thermal imaging technology. Our printing plates respond to heat generated by high-powered lasers (thermal imaging) using a process known as ablation to enable chemistry-free plate production. Presstek has a rich portfolio of intellectual property and considerable know-how focused on the application of chemistry free plate imaging. We pioneered chemistry free imaging in commercial printing applications and we have more than 15 years of experience marketing of our technology to end users. We are on our fifth generation of chemistry-free and process-free plate imaging systems for commercial printing applications, which we believe provides Presstek a significant competitive advantage in the marketplace.

DI

ProFire Digital Media
ProFire Digital Media is designed to work as a system with the laser imaging and press components of ProFire Excel enabled DI presses (such as the Presstek 34 and 52DI). In conjunction with ProFire Excel imaging ProFire Digital Media allows new DI presses to produce a very high resolution, 16 micron spot and supports the highest level of print quality, up to 300-line screen and stochastic (FM) screening

ProFire Digital Media for DI presses is rated for 20,000 impressions. ProFire Digital Media is manufactured with an ink-accepting polyester base layer, a middle layer of titanium, and a top layer of silicone. During imaging, the heat from lasers removes the top two layers of the plate, exposing the ink receptive polyester layer. Areas that remain covered with the top layer of silicone will repel the ink. The imaging process is a highly consistent, heat sensitive, physical reaction without the variables of exposure and chemistry. The result is sharper and better-defined details and halftone dots.

PearlDry Plus
Formulated in a similar fashion as ProFire Digital media, PearlDry Plus is designed to work in conjunction with previous generation DI presses. In conjunction with Presstek DI imaging PearlDry Plus allows presses to produce a high resolution, 21 micron spot and supports print quality up to 200-line screen. For DI applications PearlDry Plus is delivered in polyester-based spools.

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

CTP

Anthem Pro
In April 2006, we introduced the Presstek Anthem Pro, a new generation chemistry-free thermally imaged digital plate. The Anthem Pro delivers improved print performance with the addition of Presstek's exclusive PRO graining technology. Anthem Pro plates for CTP systems feature our patented polymer-ceramic technology and combine ablative imaging and chemistry-free cleaning (a simple water wash) with run lengths of up to 100,000 impressions. The Anthem Pro plate runs with a wide range of fountain chemistry and inks. Anthem Pro’s market includes a broad base of installed conventional wet offset presses, currently the largest segment of the printing industry.

Freedom
The Freedom plate operates in conjunction with Presstek’s Vector TX52 line of CTP solutions. Like our Anthem Pro plate, Freedom requires only a simple wash with water before printing. The unique surface structure of the plate results in a fast makeready and greater ink/water latitude. In addition, Freedom plates accommodate a wide range of industry standard inks and fountain solutions. Freedom plates deliver the performance characteristics and stability of conventional aluminum plates.

Applause
Applause is our first completely process-free plate product. We believe Applause is unique in that it is truly the world’s first commercially available no-process plate. Unlike other digital plate products, Applause is designed to require no intermediate steps between imaging and printing. Other benefits of Applause include excellent ink/water latitude, high resolution, and compatibility with existing press chemistries.

Aurora
In 2005, we introduced Aurora, our first chemistry-free CTP thermal plate designed to operate with CTP systems from market leaders in CTP plate imaging systems. This further extends the opportunity for printers to leverage innovative Presstek chemistry-free technology with their existing installed base of CTP systems eliminating the need to purchase, store and dispose of toxic chemicals.

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

Manufacturing

We operate manufacturing sites in Hudson, New Hampshire; Tucson, Arizona; DesPlaines, Illinois; and South Hadley, Massachusetts. In general, we strive to employ the latest manufacturing techniques in our equipment assembly and plate manufacturing operations. Strategic procurement initiatives are in place to qualify and consolidate vendors, and establish active vendor report card programs to improve incoming quality and reduce product costs. Having completed the integration of the capabilities we acquired as a result of the 2004 Precision and ABDick acquisitions, we are continually evaluating similar operations in different plants to leverage our capabilities and achieve economies of scale. We also continually assess outside manufacturing capacity and review our existing manufacturing technologies when deciding whether to manufacture or to buy a product or component.

We use a number of outside vendors who supply components and sub-assemblies which are integrated into completed systems. These systems use semiconductor laser diode devices built to our specifications and supplied by Lasertel. We believe other sources would be available to manufacture the laser diodes to specification, in the future, if required.

Our DI imaging kits, CTP systems, and our ProFire Digital Media, PearlDry Plus, PearlDry, and Applause printing plate products are manufactured at our 165,000-square-foot state-of-the-art facility located in Hudson, New Hampshire. Our equipment manufacturing employs the latest techniques in the assembly process, including point-of-use issue of parts, single flow process, and multiple operations done by each assembler.

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

The Hudson facility also manufactures three series of CTP products: Dimension/Dimension Excel; Vector TX52; and Digital PlateMaster or DPM. To manufacture the ABDick-branded DPM, we use a number of outside vendors who supply components and sub-assemblies that are integrated into completed systems.

Lasertel operates a 75,000-square-foot facility located in Tucson, Arizona. The facility includes 10,000 square feet of clean room space, and complete process equipment for semiconductor laser manufacturing. Lasertel’s manufacturing process begins with molecular beam epitaxy reactors to grow semiconductor laser wafers, and extends through the final polishing techniques for the optical fiber.

The facility located in South Hadley, Massachusetts consists of 50,000 square feet in a single building, and performs aluminum plate manufacturing including in-line graining, anodizing, silicating, and multiple layer coatings. Raw aluminum is processed into lithographic printing plates for the digital markets.

Marketing, Distribution and Customer Support

Our sales strategy through 2006 was designed to emphasize the distribution of Presstek DI and CTP products and the related consumables, as well as a full catalog of conventional products, to customers through our direct sales force, independent graphic arts dealers and strategic OEM partnerships. The addition of our direct sales force in 2005 has greatly enhanced our marketing, distribution and service capabilities and given us direct access to end-user customers of our solutions and services.

We offer multiple solutions to solve customer needs and requirements. We are developing many of these technologies ourselves, and others we acquire through partnerships. We intend to deliver these solutions through multiple channels, including a high performing value-added dealer network, our direct sales and service force, and our strategic OEM partners. We have an established worldwide distribution network through which we market and sell DI presses, CTP equipment, thermal plate products, and a full catalog of conventional printing products. In addition, we have a service organization through which we provide service to products manufactured by Presstek and third-party vendors. This integrated service strategy provides dedicated service for the products delivered through our distribution network. We have positioned ourselves to capture revenue from the sales and service of digital and conventional printing products as the industry continues its migration to digital processes.

Our direct sales force represents our primary access to lead the analog-to-digital migration of our large installed customer base of smaller print establishments. In addition to our direct sales force, our distribution network is supplemented with over 38 independent graphic arts dealers in 23 countries. We also market and sell our full catalog of products through our shop.presstek.com web site for the printing industry.

Concurrently, we have a business strategy that is based in part on strategic alliances and relationships with leading companies in the printing and graphic arts industry. This strategy includes licensing intellectual property; specialized product development based on our proprietary technologies; the manufacturing of imaging systems for inclusion in other manufacturers’ products; the sale, distribution and marketing of our own consumables as well as consumables manufactured by others; and the manufacturing of our patented thermal plate materials for use in Presstek’s and other manufacturers’ imaging hardware and printing presses.

In conjunction with Ryobi, an international supplier of printing presses headquartered in Japan, we developed the Presstek 52DI and 34DI presses. Both presses incorporate our dual plate cylinder concept, and feature our internal automated plate cylinder design, ProFire Excel imaging technology, and our ProFire Digital Media. The small format and high level of automation of this press is designed to appeal to our target markets.

The Presstek 52DI is currently distributed exclusively by Presstek. The Presstek 34DI is currently distributed by us and by Ryobi as the Ryobi 3404DI. Ryobi also provides Presstek a range of duplicators and 2- and 4-tower presses sold under the ABDick brand.

The maturation of Presstek through its organic growth and acquisitions has enabled us to effectively move forward with our direct distribution model. The establishment of a direct distribution model has allowed us to precisely control the sales and service of our company’s flagship products. Not only has Presstek benefited from this shift, our customers receive the benefit of dealing directly with the manufacturer, thereby increasing customer satisfaction.

For parts and consumables, we have OEM relationships with KBA, Heidelberg and Kodak.

We also have the following strategic relationships:
•	for the sourcing of our raw materials, including aluminum and rolled polyester, which serve as the base of our plates
•
for the purpose of purchasing certain plate material that are imaged in some of our CTP solutions and in conventional printing applications. The companies are Kodak, Mitsubishi Imaging (MPM), Inc., which we call Mitsubishi, and Agfa-Gevaert N.V., who we call Agfa

•	for the distribution of our proprietary plates and equipment with other entities within the graphic arts industry

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

In the area of direct imaging and the short-run, on-demand market, potentially competitive companies use electrophotographic technology, sometimes referred to as xerography, as the basis of their product lines. These companies include, among others, Canon Inc., Hewlett Packard Company, Kodak, and Xerox. These electrophotographic imaging systems use either wet or dry toners to create one to four (or more) color images on paper and typically offer resolutions of between 400 and 1200 dots per inch. These technologies are best suited for ultra-short runs of less than 250 copies.

In 2005, DaiNippon Screen Mfg., Ltd., known as Screen, introduced the TruePress 344 press. This press images photographic printing plates from a cassette and then develops them on press prior to printing. The maximum resolution is 2400 dpi with a maximum screen ruling of 175 lpi. This is Screen’s second attempt at bringing a direct imaging press to market, while the Presstek DI technology is a field-proven technology with approximately 3,000 placements in market. The current Presstek DI press also produces a higher quality press sheet with the maximum resolution being 2540 dpi with a maximum screen ruling of 300 lpi and FM screening.

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

Kodak is marketing a competitive plate product as an alternative to Presstek’s PearlDry and PearlDry Plus for both the Ryobi and Quickmaster DI platforms. These competitive plates could have an impact on the revenue generated by Presstek under its agreements with Heidelberg and Ryobi. They could also lead to downward pricing pressure on our full line of spooled consumable products, which could have a material adverse effect on our business, results of operations and financial condition. Presstek has initiated patent infringement action against Fuji and Creo (subsequently acquired by Kodak) products in the Federal Republic of Germany and the United States, respectively.

Some of the graphic arts companies, including Agfa, Kodak and Fuji, have announced or released plates that reportedly eliminate the need for post image chemical processing. We cannot currently estimate the impact these competitive plates will have on our financial condition and results of operations.

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

Most of the companies marketing competitive products, or with the potential to do so, are well established have substantially greater financial, marketing and distribution resources than Presstek and its subsidiaries, and have established records in the development, sale and service of products. There can be no assurance that Presstek,

Lasertel, or any of our products or any products incorporating our technology, will be able to compete successfully in the future.

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

Patents, Trademarks and Proprietary Rights

Our general policy has been to seek patent protection for those inventions and improvements likely to be incorporated into our products and services or where proprietary rights will improve our competitive position. As of December 30, 2006, our worldwide patent portfolio included over 500 patents. We believe these patents, which expire from 2008 through 2027, are material in the aggregate to our business. We have applied for and are pursuing applications for 9 additional U.S. patents and 31 foreign patents. We have registered, or applied to register, certain trademarks in the U.S. and other countries, including Presstek, DI, Dimension, ProFire, Anthem, Applause and PearlDry. We anticipate that we will apply for additional patents, trademarks, and copyrights, as deemed appropriate.

In addition to the Presstek patents indicated, there is currently one U.S. patent assigned to Precision, which will expire in 2017 and one active patent assigned to Lasertel, which will expire in 2012.

In September 2003, we filed an action against Fuji Photo Film Corporation, Ltd., in the District Court of Mannheim, Germany for patent infringement. In this action, we allege that Fuji has manufactured and distributed a product that violates a Presstek European Patent. We are seeking an order from the court that Fuji refrain from offering the infringing product for sale, from using the infringing material or introducing it for the named purposes, and from possessing such infringing material. A trial on the matter was held in November 2004 and March 2005, and we are currently awaiting a final determination from the court.

In March 2005, we filed an action against Creo, Inc. (subsequently acquired by Kodak) in the U.S. District for the District of New Hampshire for patent infringement. In this action, we allege that Creo has manufactured and distributed a product that violates a Presstek U.S. Patent. We are seeking an order from the court holding that Creo has infringed the patent, permanently enjoining Kodak from infringing, inducing others to infringe or contributing to the infringement of the Patent, and seeking damages from Creo for the infringement.

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

Research and Development

Research and development expenses related to our continued development of products incorporating DI and CTP technologies, including our semiconductor laser diodes, were $6.4 million, $7.3 million and $6.5 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. These research and development expenditures are primarily related to the Presstek segment.

Backlog

At February 25, 2007, we had a backlog of products under contract aggregating approximately $10.3 million, of which the Company expects to ship substantially all in 2007. This amount compares to a consolidated backlog of approximately $12.1 million at February 25, 2006.

Employees

At December 31, 2006, we had 891 employees worldwide. Of these, 39 are engaged primarily in engineering, research and development; 212 are engaged in sales and marketing, 344 are engaged in service and customer support, 207 are engaged primarily in manufacturing, manufacturing engineering and quality control; and 89 are engaged primarily in corporate management, administration and finance. None of our employees is represented by a labor union. We consider the relationship with our employees to be good.

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

Glossary

Set forth below is a glossary of certain terms used in this report:

A1 (8-page)	a printing term referring to a standard paper size capable of printing eight 8.5” x 11” pages on a sheet of paper

A2 (4-page)	a printing term referring to a standard paper size capable of printing four 8.5” x 11” pages on a sheet of paper

A3/B3 (2-page)	a printing term referring to a standard paper size capable of printing two 8.5” x 11” pages on a sheet of paper

Ablation	a controlled detachment/vaporization caused by a thermal event, this process is used during the imaging of Presstek’s PEARL and Anthem Pro consumables

Anthem Pro	Presstek’s line of wet offset digital plates with a unique polymer-ceramic construction

Computer-to-plate (CTP)	a general term referring to the exposure of lithographic plate material from a digital database, off-press

Creo, Inc.	A company acquired by Kodak

Direct Imaging (DI)	Presstek’s registered trademark for digital imaging systems that allow image carriers (film and plates) to be imaged from a digital database, on and off-press

Dots per inch (dpi)	a measurement of the resolving power or the addressability of an imaging device

Heidelberg	Heidelberger Druckmaschinen AG, one of the world’s largest printing press manufacturers, headquartered in Heidelberg, Germany

Infrared	light lying outside of the visible spectrum beyond its red-end, characterized by longer wavelengths; used in our thermal imaging process

KBA	Koenig & Bauer, AG, one of the world’s largest printing press manufacturers, headquartered in Wurzburg, Germany

Kodak	Eastman Kodak Company, a leading supplier of digital, conventional and business solutions for the graphic arts industry, headquartered in Rochester, New York

Lithography	printing from a single plane surface under the principle that the image area carries ink and the non-image area does not, and that ink and water do not mix

Off-press	making a printing plate from either an analog or digital source independent of the press on which it will be used

On-press	the use of Presstek’s direct imaging technologies to make a plate directly from a digital file on the press

PEARL	the name associated with Presstek’s first generation laser imaging technologies and related products and consumables

ProFire and ProFire Excel imaging systems	the Presstek components required to convert a conventional printing press into a direct imaging press, including laser diode arrays, computers, electronics

Dimension	Presstek’s product line of CTP off-press platemaking equipment

Platemaking	the process of applying a printable image to a printing plate

Prepress
graphic arts operations and methodologies that occur prior to the printing process; typically these include photography, scanning, image assembly, color correction, exposure of image carriers (film and/or plate), proofing and processing

Quickmaster DI	the second generation of direct imaging, waterless presses, highly automated with roll-fed PearlDry Plus plate material, a joint development effort between Heidelberg and Presstek

Ryobi	Ryobi Limited of Japan, a printing press manufacturer headquartered in Japan

Ryobi 3404DI	an A3 format size four-color sheetfed press, incorporating Presstek’s dual plate cylinder concept and PearlDry Plus spooled plates, a joint development effort between Ryobi and Presstek

Semiconductor laser diode	a high-powered, infrared imaging technology employed in the DI imaging systems

Short-run markets/printing
a graphic arts classification used to denote an emerging growth market for lower print quantities. InfoTrends, Inc. has examined the market to better understand which run lengths are increasing and which are decreasing. The findings: run lengths above 10,000 sheets are clearly in decline. Run lengths between 5,000 and 9,999 are essentially stable with a slight increase. Run lengths below 5,000 show significant increases, especially in the range of 500 - 999 sheets.

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

Item 1A. Risk Factors

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the following:

•	our expectations for our financial and operating performance in 2007 and beyond;

•	the adequacy of internal cash and working capital for our operations;

•	our ability to supply sufficient product for anticipated demand and production delays associated with such demand;

•	availability of component materials;

•	management’s plans and goals with regard to our shipping and production capabilities, including the adequacy of our facilities for present and expected future operations;

•	the availability of alternative suppliers and manufacturers;

•	manufacturing constraints or difficulties;

•	the introduction of competitive products into the marketplace;

•	management’s plans and goals for our subsidiaries;

•	the ability of our subsidiaries to generate positive cash flows in the near-term;

•	our subsidiaries’ ability to produce commercially competitive products;

•	the strength of our various strategic partnerships both on manufacturing and distribution;

•	our ability to secure other strategic alliances and relationships;

•	our expectations regarding our strategy for growth, including statements regarding our expectations for continued product mix improvement;

•	our expectations regarding the balance, independence and control of our business;

•	the resulting and expected effects and benefits from our transformation efforts;

•	our expectations regarding the strength and improvement of our fundamentals, including management of our financial controls;

•	our expectations and plans regarding market penetration, including the strength and scope of our distribution channels and our expectations regarding sales of DI presses or CTP devices;

•	the expansion of our products and technology;

•	the status of our technology leadership in our market/industry;

•	the commercialization and marketing of our technology;

•	our expectations regarding the sale of our products and use of our technology;

•	our current plans for product development and the expected market acceptance of recently introduced products and the likely acceptance of planned future products;

•	the expected growth in market share;

•	the effects, market acceptance or pricing of competitive products, including the possibility of a competitive plate product being introduced by a strategic partner;

•	the placement of orders for direct imaging kits;

•	our expectations regarding reductions in warranty costs;

•	statements regarding the profitability of process-free CTP;

•	the adequacy of our intellectual property protections and our ability to protect and enforce our intellectual property rights; and

•	the expected effect of adopting recently issued accounting standards, among others.

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

Significant factors that could impact the Company’s financial condition or results of operations include, without limitation, the following:

We are substantially dependent on our strategic alliances, as well as our manufacturing and distribution relationships to develop and grow our business. The loss or failure of one or more of our strategic partners could significantly harm our business.

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

The move to a direct-sales and distribution business may affect our relationship with our third-party distribution and service partners, which may negatively impact our sales and distribution channels.

Prior to the addition of the ABDick business, distribution and service of our CTP products was performed by our third-party partners, including Pitman and Xpedx and a series of independent dealers. Additionally, the distribution and service of our DI products were provided by OEM and other third party partners. With the addition of ABDick, we utilize our newly-acquired sales, distribution and service organization as a new channel through which to sell and service Presstek products, as a supplement to our existing distribution network. At this time, we are not aware of any conflicts between our existing channel and/or OEM partners associated with the initiation of this channel. However, there can be no guarantees that the establishment of this new distribution channel will not cause conflict with our existing distribution and OEM partners, which could have an adverse effect on our relationship with our distribution and/or OEM partners, which could result in our sales being negatively affected.

If we are unable to manage acquisitions successfully it could harm our financial results, business and prospects.

The operations of Presstek have substantially changed over the last thirty months as a result of the additions of Precision and the ABDick business. As part of our business strategy, over the next few years, we may further expand our business through the acquisition of complementary businesses worldwide. Though we would not undertake an acquisition that would knowingly be problematic, we cannot assure you that we will be able successfully to integrate any future acquisitions, which could adversely impact our long-term competitiveness and profitability.

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

We have incurred substantial net losses from continuing operations in one of the past five fiscal years. At December 30, 2006 we had retained earnings of $1.8 million. We may need to generate significant increases in revenues to maintain profitability, and we may not be able to do so. If our revenues grow more slowly than we anticipate, or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be materially adversely affected. Even if we maintain profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase such profitability year to year. Failure to sustain profitability may adversely affect the market price of our common stock and could have a materially adverse impact on the value of an investment in us.

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

In addition, many of our manufacturing processes are extremely sophisticated and demand specific environmental conditions. Though we take precautions to avoid interruptions in manufacturing and to ensure that the products that are manufactured meet our exacting performance standards, our yields may be affected by difficulties in our manufacturing processes. If such an affect occurred, it could increase manufacturing costs, detrimentally affecting margins, or cause a delay in the finishing and shipping of products. Any manufacturing delay could have an adverse effect on our business, the success of any product affected by the delay, and our revenue, and may harm our relationships with our strategic partners.

Recently introduced products that incorporate our technology may not be commercially successful and may not gain market acceptance.

Achieving market acceptance for any products incorporating our technology requires substantial marketing and distribution efforts and expenditure of significant sums of money and allocation of significant resources, either by us, our strategic partners or both. We may not have sufficient resources to do so. Additionally, there can be no assurance that products introduced by our strategic partners, such as the 46 Karat DI presses, or our product offerings such as our Applause or Anthem plates, and Dimension 400, Dimension 800 and Vector TX 52 platesetters, will achieve widespread market acceptance or that any of our other current products or any future products that we may develop or any future products produced by others that incorporate our technologies will achieve market acceptance or become commercially successful. We recently announced the commercial release of our new DI 52 printing press. There can be no assurance that this press, or our other products, will achieve market acceptance. If our new product offerings do not achieve anticipated market acceptance, we may not achieve anticipated revenue.

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

As of December 30, 2006, we identified a material weakness in internal control over financial reporting, and concluded that our disclosure controls were not effective. If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud. As a result, investors may be misled and lose confidence in our financial reporting and disclosures, and the price of our common stock may be negatively affected.

The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting. Among other things, we must perform systems and process evaluation and testing. We must also conduct an assessment of our internal controls to allow management to report on, and our independent registered public accounting firm to attest to, our assessment of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. A “significant deficiency” means a deficiency in the design or operation of internal control that adversely affects our ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will occur and not be detected. A “material weakness” is a significant deficiency, or a combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will occur and not be detected by management before the financial statements are published.

In connection with the assessment of our internal control over financial reporting for this Annual Report on Form 10-K, as further described in Item 9A, management and our registered public accounting firm determined that as of December 30, 2006 our disclosure controls and procedures were ineffective because of the material weakness in our internal control over financial reporting. In addition, in the future, our continued assessment, or the subsequent assessment by our independent registered public accounting firm, may reveal additional deficiencies in our internal controls and disclosure controls, some of which may require disclosure in future reports.

Although we have made and are continuing to make improvements in our internal controls, if we are unsuccessful in remediating the material weakness impacting our internal control over financial reporting and disclosure controls, or if we discover other deficiencies, it may adversely impact our ability to report accurately and in a timely manner our financial condition and results of operations in the future , which may cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. Moreover, effective internal and disclosure controls are necessary to produce accurate, reliable financial reports and to prevent fraud. If we continue to have deficiencies in our internal control over financial reporting and disclosure controls, they may negatively impact our business and operations.

The expansion of Lasertel into areas other than the production of laser diodes for our printing business may be unsuccessful.

Lasertel, which was formed for the purpose of supplying us with laser diodes, has also explored other markets for its laser technology. These efforts to develop other markets were scaled back, in part, in June 2001, as we announced a restructuring of Lasertel in order to reduce its costs and focus its efforts on supplying us with high quality laser diodes. While the plans to market its laser products to the telecommunications industry were delayed, Lasertel has developed laser products for the defense industry and has continued its plans to develop laser prototypes for qualification in the defense and industrial industries. There can be no assurance that these products or prototypes will gain acceptance in these industries and likewise, there can be no assurance that these products will be commercially successful. Our executive team has limited experience in the telecommunications, defense and industrial industries and there can be no assurance that Lasertel will be able to successfully exploit any opportunities that may arise.

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

Lasertel has required and will continue to require a significant amount of capital investment by Presstek in order to fund its operations. For the fiscal year ended December 30, 2006, Lasertel recorded a net loss from operations of $1.1 million. Lasertel has only had sales to a limited number of third parties to date, and any loss of such customers or significant reduction in their purchases from Lasertel could increase its reliance upon us for capital and resources. Lasertel’s capital and working capital needs may exceed our ability to provide such funds, requiring us to borrow against our credit facilities or seek to obtain outside financing for Lasertel’s operations. This could have a material adverse effect on our business, results of operations and financial condition.

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

In March 2005, we filed an action against Creo, Inc. (subsequently acquired by Kodak) in the U.S. District for the District of New Hampshire for patent infringement. In this action, we allege that Creo has manufactured and distributed a product that violates a Presstek U.S. Patent. We are seeking an order from the court holding that Creo has infringed the patent, permanently enjoining Kodak from infringing, inducing others to infringe or contributing to the infringement of the Patent, and seeking damages from Creo for the infringement.

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

On October 30, 2006, a chemical was released from a mixing tank into a holding pool at our Precision segment manufacturing plant in Massachusetts, which caused us to temporarily cease digital and analog aluminum plate manufacturing operations at this location. The chemical release was contained on-site, there were no reported injuries, neighboring properties were not damaged and there are no requirements for soil or groundwater remediation. At this time, the cause of the event is undetermined. Digital plate manufacturing was restarted on November 6, 2006. On December 28, 2006, the Audit Committee of the Company’s Board of Directors ratified a plan submitted by management to terminate production in South Hadley, Massachusetts of Precision-branded analog plates used in newspaper applications.

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

On October 26, 2006, we were served with a complaint naming the Company, together with certain of its executive officers, as defendants in a purported securities class action suit filed in the United States District Court for the District of New Hampshire. The suit claims to be brought on behalf of purchases of Presstek’s common stock during the period from July 27, 2006 through September 29, 2006. The complaint alleges, among other things, that the Company and the other defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. While we believe the allegations are without merit and intend to vigorously defend against them, we cannot assure an outcome that is favorable to us, and an unfavorable outcome in connection with this or a future lawsuit could have a material adverse effect on our business, results of operations and financial condition.

Presstek is party to other litigation that it considers routine and incidental to its business; however, it does not expect the results of any of these actions to have a material adverse effect on its business, results of operation or financial condition.

The loss or unavailability of our key personnel would have a material adverse effect on our business.

Our success is largely dependent on the personal efforts of our senior management team. We have employment agreements with Edward J. Marino, our President and Chief Executive Officer, Jeffrey A. Cook, our Senior Vice President and Chief Financial Officer, and certain other executives. The loss or interruption of the services of any or all of these individuals could have an adverse effect on our business and prospects.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table summarizes our significant occupied properties:

Location	Functions	Square footage (approximate)	Ownership status/ lease expiration

Hudson, New Hampshire	Corporate headquarters, manufacturing, research and development, marketing, demonstration activities, administrative and customer support	165,000	Owned

South Hadley, Massachusetts (two buildings)	Manufacturing, research and development, administrative support	100,000	Owned

Tucson, Arizona	Manufacturing, research and development, administrative supports	75,000	Owned

Des Plaines, Illinois	Distribution center	127,000	Lease expires in February 2008

Des Plaines, Illinois	Sales, service	10,000	Lease expires in October 2007

Fresno, California	Distribution center	13,000	Lease expires in July 2007

Harrisburg, Pennsylvania	Distribution center	15,000	Lease expires in June 2007

Mississauga, Ontario	Sales, service	28,000	Lease expires in March 2010

Vancouver, British Columbia	Sales, service	10,500	Lease expires in December 2007

Heathrow, United Kingdom	European headquarters, sales, service	20,000	Lease expires in November 2020, with an option to cancel in November 2010

Our Hudson, New Hampshire facility, in its capacity as corporate headquarters, is utilized by all of our operating segments.

Our Presstek segment utilizes the facilities in New Hampshire, Massachusetts, Illinois, New York, Pennsylvania, California, Ontario, British Columbia and the United Kingdom.

Our Lasertel segment utilizes the facilities in Arizona.

In addition to the properties referenced above, we also lease a number of small sales and marketing offices in the United States and internationally. At December 30, 2006, we were productively utilizing substantially all of the space in our facilities, with the exception of the Massachusetts facility, of which one of the two buildings is not being fully utilized. This building was subject to a chemical release on October 30, 2006 and has not been fully utilized subsequent to this event. We believe that our existing facilities are adequate for our needs for at least the next twelve months.

All of the properties we own are secured by our five-year, $80.0 million credit facilities.

We believe that our existing facilities are well maintained, in good operating condition and are adequate for our current and expected future operations.

Item 3. Legal Proceedings

On October 26, 2006, the Company was served with a complaint naming the Company, together with certain of its executive officers, as defendants in a purported securities class action suit filed in the United States District Court for the District of New Hampshire. The suit claims to be brought on behalf of purchasers of Presstek’s common stock during the period from July 27, 2006 through September 29, 2006. The complaint alleges, among other things, that the Company and the other defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder based on allegedly false forecasts of fiscal third quarter and annual 2006 revenues. As relief, the plaintiff seeks an unspecified amount of monetary damages, but makes no allegation as to losses incurred by any purported class member other than himself, court costs and attorneys’ fees. The Company believes the allegations are without merit and intends to vigorously defend against them.

In March 2005, we filed an action against Creo, Inc. (subsequently acquired by Kodak) in the U.S. District for the District of New Hampshire for patent infringement. In this action, we allege that Creo has distributed a product that violates a Presstek U.S. Patent. We are seeking an order from the court that Creo refrain from offering the infringing product for sale, from using the infringing material or introducing it for the named purposes, or from possessing such infringing material, and for the payment of damages associated with the infringement.

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

In our Quarterly Report on Form 10-Q filed with the SEC on August 10, 2006, we reported that we had brought an action against the Office of the Treasurer of the State of Illinois. As disclosed in our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2006, as part of our settlement with an unrelated party, we withdrew our legal action against the Illinois State Treasurer’s Office.

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

	High	Low
Fiscal year ended December 30, 2006
First quarter	$ 12.72	$ 8.90
Second quarter	$ 12.05	$ 8.93
Third quarter	$ 10.62	$ 4.83
Fourth quarter	$ 6.89	$ 5.09

Fiscal year ended December 31, 2005
First quarter	$ 10.75	$ 7.27
Second quarter	$ 11.75	$ 7.05
Third quarter	$ 13.74	$ 11.14
Fourth quarter	$ 13.20	$ 8.73

On April 2, 2007, there were 2,342 holders of record of our common stock. The closing price of our common stock was $6.04 per share on April 2, 2007.

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

Performance Graph

The Stock Performance Graph set forth below compares the cumulative total return on the Company’s Common Stock from December 28, 2001 through December 30, 2006, with the cumulative total return for the Nasdaq Stock Market Index and the SIC Code Printing Trades Machinery and Equipment Index which consists of the returns of Baldwin Technology (AMEX: BLD) and Delphax Technologies, Inc. (Nasdaq: DLPX). The comparison assumes that $100 was invested on December 28, 2001 in the Company’s Common Stock, the Nasdaq Stock Market Index and the stock of the SIC Code Printing Trades Machinery and Equipment Index and assumes the reinvestment of all dividends, if any.

Item 6. Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Part II Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and notes thereto included in Part II Item 8 of this Annual Report on Form 10-K. On December 28, 2006, the Audit Committee of the Company’s Board of Directors ratified a plan submitted by management to terminate production in South Hadley, Massachusetts of Precision-branded analog plates used in newspaper applications. The results of operations for the years ended December 31, 2005 and January 1, 2005 have been restated to reflect the analog newspaper business as discontinued operations for all periods presented. The historical results provided below are not necessarily indicative of future results.

(in thousands, except per-share data)
	Fiscal year ended
	December 30,	December 31,	January 1,	January 3,	December 28,
	2006	2005	2005 (1)	2004 (2)	2002 (3)

Revenue	$265,694	$259,134	$121,453	$87,232	$83,453
Cost of revenue	186,716	176,814	78,180	51,151	54,639

Gross profit	78,978	82,320	43,273	36,081	28,814

Operating expenses
Research and development	6,409	7,335	6,460	7,061	9,303
Sales, marketing and customer support	39,970	40,241	17,574	12,272	10,767
General and administrative	19,938	20,970	12,399	8,399	9,345
Amortization of intangible assets	2,980	2,595	1,261	964	867
Restructuring and special charges (credits)	5,481	874	(392)	550	5,961
Total operating expenses	74,778	72,015	37,302	29,246	36,243

Operating income	4,200	10,305	5,971	6,835	(7,429)

Other income (expense), net	(1,826)	(2,220)	(870)	(167)	(851)

Income (loss) from continuing operations
before income taxes	2,374	8,085	5,101	6,668	(8,280)
Provision (benefit) for income taxes	(10,643)	1,164	166	-	-

Income (loss) from continuing operations	13,017	6,921	4,935	6,668	(8,280)
Income (loss) from discontinued operations, net of income tax	(3,273)	(835)	(1,070)	1,429	-

Net income (loss)	$9,744	$6,086	$3,865	$8,097	$(8,280)

Earnings (loss) per share - basic
Income (loss) from continuing operations	$0.36	$0.20	$0.14	$0.20	$(0.24)
Income (loss) from discontinued operations	(0.09)	(0.03)	(0.03)	0.04	-
	$0.27	$0.17	$0.11	$0.24	$(0.24)

Earnings (loss) per share - diluted
Income (loss) from continuing operations	$0.36	$0.19	$0.14	$0.20	$(0.24)
Income (loss) from discontinued operations	(0.09)	(0.02)	(0.03)	0.04	-
	$0.27	$0.17	$0.11	$0.24	$(0.24)

Weighted average shares outstanding
Basic	35,565	35,153	34,558	34,167	34,124
Diluted	35,856	35,572	35,357	34,400	34,124

	As of
	December 30,	December 31,	January 1,	January 3,	December 28,
	2006	2005	2005	2004	2002

Working capital	$47,498	$41,392	$41,117	$42,512	$28,572
Total assets	$198,014	$181,487	$171,318	$106,528	$101,796
Total debt and capital lease obligations	$37,572	$35,643	$41,822	$14,464	$16,707
Stockholders' equity	$111,237	$98,633	$89,402	$80,183	$71,766

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

Presstek’s business model is a capital equipment and consumables (razor and blade) model. In this model, approximately 63% of our revenue is recurring revenue. Our model is designed so that each placement of either a Direct Imaging Press or a Computer to Plate system results in recurring aftermarket revenue for consumables and service.

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

•	manufacture semiconductor solid state laser diodes for Presstek imaging applications and for use in external applications; and

•	distribute printing plates for conventional print applications.

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

In addition to marketing, selling and servicing our proprietary digital products, we also market, sell and service traditional, or analog products for the commercial print market. This analog equipment is manufactured by third party strategic partners and analog consumables are manufactured by either us or our strategic partners. The addition of these non-proprietary products and our ability to directly sell and service them is made possible by acquisitions we completed in 2004: ABDick and Precision.

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

On July 30, 2004, we acquired all the stock of Precision Lithograining Corporation, an independent plate manufacturer located in South Hadley, Massachusetts, which we refer to as Precision. Precision manufactures our Anthem and Freedom digital printing plates and prior to December 28, 2006, the date on which the company discontinued operations related to Precision’s newspaper analog business, it provided conventional analog printing plates for web and sheet-fed applications to external customers.

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

Our operations are organized based on the market application of our products and related services and consist of two reportable segments: Presstek and Lasertel. The Presstek segment is primarily engaged in the development, manufacture, sale and servicing of our patented digital imaging systems and patented printing plate technologies as well as traditional, analog systems and related equipment and supplies for the graphic arts and printing industries, primarily the short-run, full-color market segment. The Lasertel segment manufactures and develops high-powered laser diodes for Presstek and for sale to external customers.

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

Our business strategy is centered on maximizing the sale of consumable products, such as printing plates, and therefore our business efforts focus on the sale of “consumable burning engines” such as our DI presses and CTP devices. Our strategy to grow our consumables has two parts. The first part is to increase the number of our DI and CTP units in the field. By increasing the number of consumable burning engines we expect to increase the demand for our consumables.

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

We operate and report on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the consolidated financial statements include the financial reports for the 52-week fiscal year ended December 30, 2006, which we refer to as “fiscal 2006”, the 52-week fiscal year ended December 31, 2005, which we refer to as “fiscal 2005”, and the 52-week fiscal year ended January 1, 2005, which we refer to as “fiscal 2004”.

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

RESULTS OF OPERATIONS

Results of operations in dollars and as a percentage of revenue were as follows (in thousands of dollars):

	Fiscal year ended
	December 30, 2006 [1]		December 31, 2005[1]		January 1, 2005[1]
		% of revenue		% of revenue		% of revenue
Revenue
Product	$220,724	83.1	$210,613	81.3	$108,390	89.2
Service and parts	44,970	16.9	48,521	18.7	13,063	10.8
Total revenue	265,694	100.0	259,134	100.0	121,453	100.0

Cost of revenue
Product	154,250	58.1	143,952	55.5	69,045	56.9
Service and parts	32,466	12.2	32,862	12.7	9,135	7.5
Total cost of revenue	186,716	70.3	176,814	68.2	78,180	64.4

Gross profit	78,978	29.7	82,320	31.8	43,273	35.6

Operating expenses
Research and development	6,409	2.4	7,335	2.8	6,460	5.3
Sales, marketing and customer support	39,970	15.0	40,241	15.6	17,574	14.5
General and administrative	19,938	7.5	20,970	8.1	12,399	10.2
Amortization of intangible assets	2,980	1.1	2,595	1.0	1,261	1.0
Restructuring and other charges (credits)	5,481	2.1	874	0.3	(392)	(0.3)
Total operating expenses	74,778	28.1	72,015	27.8	37,302	30.7

Operating income	4,200	1.6	10,305	4.0	5,971	4.9
Interest and other expense, net	(1,826)	(0.7)	(2,220)	(0.9)	(870)	(0.7)
Income from continuing operations before income taxes	2,374	0.9	8,085	3.1	5,101	4.2
Provision (benefit) for income taxes	(10,643)	(4.0)	1,164	0.4	166	0.1

Income from continuing operations	13,017	4.9	6,921	2.7	4,935	4.1
Loss from discontinued operations	(3,273)	(1.2)	(835)	(0.3)	(1,070)	(0.9)

Net income	$9,744	3.7	$6,086	2.4	$3,865	3.2

1 - Operating results related to the Precision analog newspaper business have been reclassified to discontinued operations for all periods presented. See Note 3 of Notes to Consolidated Financial Statements.

Fiscal 2006 Compared to Fiscal 2005

Revenue

Consolidated Revenue

Consolidated revenues were $265.7 million in fiscal 2006, an increase of $6.6 million, or 2.5%, from $259.1 million in fiscal 2005. Equipment revenues increased $13.7 million over fiscal 2005 resulting from strong DI unit sales, including the introduction of the new 52DI press. Partially offsetting increases in equipment revenue was a decline in both consumables and service revenues ($3.6 million each) driven principally from a continuing slowdown in analog sales. Consistent with our strategy of migrating our customer base to digital solutions, digital product sales improved from $143.4 million in 2005 to $170.5 million in 2006, an increase of 18.9% year over year. As a percentage of total product revenues, sales of digital solutions increased from approximately 68% in 2005 to approximately 77% in 2006.

Equipment revenues were $97.6 million in 2006 compared to $83.9 million in 2005, an increase of $13.7 million, or 16.4%. Growth in equipment revenues was due primarily to a 72.8% increase in the number of DI presses sold in fiscal 2006 compared to fiscal 2005, driven largely by growth in our 34DI product sales and the introduction of the new 52DI press. Total DI equipment sales were strong in both the North American and European markets during 2006, as revenues improved by $12.2 million, or 46.7%, and $12.3 million, or 220.0%, respectively. Fiscal 2006 equipment revenues were also favorably impacted by the launch of a new generation CTP system, the Vector TX52, in the fourth quarter of 2005. The Vector TX52 accounted for $4.1 million of revenue in fiscal 2006, an increase of $2.0 million, or 96.0%, compared to fiscal 2005. Offsetting these items were lower DPM and Dimension sales, which declined by $3.7 million, or 51.5%, and $3.4 million, or 25.8%, respectively. Sales of these units were impacted by competitive pressures, as well as quality issues on both equipment units and related consumable plates (AnthemPro). Analog equipment revenues also declined from $22.7 million in 2005 to $14.0 million in 2006. This decline reflects the transition of our customer base from analog to digital solutions, however, we do anticipate that sales of analog solutions will level off and stabilize as a percentage of our total revenue in the near term. Overall, digital equipment sales in the Presstek segment increased 34.8% from $57.0 million in 2005 to $76.8 million in 2006. On a consolidated basis, digital sales as a percentage of total equipment revenues in 2006 accounted for 85.6% of sales compared to 72.5% in 2005.

Revenue for the Lasertel segment of $11.5 million in 2006 represented a year over year increase of 47.8%, or $3.7 million, due primarily to the addition of two new customers, as well as higher sales to the Presstek segment.

Revenues generated from consumables sales decreased 3.0% year over year, from $126.8 million in 2005 to $123.1 million in 2006. The decrease in sales was primarily attributable to the anticipated slowdown in the analog market resulting from the continued migration of our customer base from analog to digital solutions. Total analog consumables sales declined from $44.5 million in 2005 to $36.1 million in 2006, a decrease of 18.9%. Partially offsetting this decline were improved sales of digital products, which increased from $82.4 million in 2005 to $87.0 million in 2006. This increase was primarily due to increased placements of DI and CTP equipment and strengthening relationships with OEM partners. These increases were partially offset by declines in older technology digital lines such as DPM consumables. Overall, digital sales of consumables products increased $4.6 million year over year, or 5.6%, from $82.4 million in fiscal 2005 to $87.0 million in fiscal 2006. As a percentage of total consumables revenues, digital sales accounted for 70.6% of sales in 2006 compared to 65.0% in 2005.

Service and parts revenues were $45.0 million in 2006, a decrease of $3.5 million, or 7.3%, compared to $48.5 million in 2005. The decrease in revenue was due primarily to the elimination of certain legacy service contracts, as well as a reduction in billable service and analog parts sales as our customer base continues to migrate to digital solutions.

Cost of Revenue

Consolidated cost of product, consisting of costs of material, labor and overhead, shipping and handling costs and warranty expenses, was $154.2 million in fiscal 2006, an increase of $10.3 million, or 7.2%, compared to fiscal 2005. This increase was primarily the result of increased product revenues year over year. In addition, Presstek recorded $0.6 million of incremental warranty costs related to the Vector TX52 and AnthemPro plate quality issues experienced during 2006.

Consolidated cost of service and parts revenues was $32.5 million in fiscal 2006, slightly lower than the $32.9 million reported in 2005. These amounts represent the costs of spare parts, labor and overhead associated with the ongoing service of products. Costs in 2006 were impacted by higher fuel expenses, as well as increased technology costs related to an upgrade of the communications and logistics capabilities of our service technicians and engineers. These costs were offset by the termination of 47 service personnel in North America and the use of independent service contractors during the second half of 2006, the result of a restructuring plan intended to realign our service costs with a declining analog revenue base.

Gross Margin

Consolidated gross margin as a percentage of total revenue was 29.7% in 2006 compared to 31.8% in 2005. Gross margin as a percentage of product revenue was 30.1% compared to 31.7% in 2005. The product gross margin decrease reflects a heavier mix of equipment revenues as a percentage of total sales, which historically carry significantly lower margins than Presstek’s consumables line of products, increased warranty costs related to quality issues experienced with our Vector TX52 and AnthemPro plates, partially offset by improved margins in our Lasertel segment.

Gross margin as a percentage of service and parts revenues decreased from 32.3% in 2005 to 27.8% in 2006. The decrease in margin percentage is principally due to a decline in the analog contract revenue base, which despite restructuring action taken to realign fixed service delivery costs in the second half of 2006, negatively impacted margins. We are currently working to transition our legacy analog service contracts to a time and materials model which, in the short-term, due to fixed price arrangements on these contracts, has exerted additional downward pressure on our service margins.

Research and Development

Research and development expenses primarily consist of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment, consumables and laser diode development efforts.
Consolidated research and development expenses were $6.4 million in fiscal 2006 compared to $7.3 million in fiscal 2005. The decrease is principally attributable to efficiencies realized from the integration of the acquired ABDick business into the company during the fourth quarter of 2005.

Research and development expenses for the Presstek segment were $5.3 million in 2006, a decrease of $1.1 million compared to 2005. This decrease is primarily attributable to efficiencies realized from the integration of the ABDick business into this segment.

Research and development expenses for the Lasertel segment were $1.1 million in 2006 compared to $0.9 million in 2005. The increase reflects increased development costs associated with specialized new products for third party foreign customers.

Sales, Marketing and Customer Support

Sales, marketing and customer support expenses primarily consist of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs associated with sales, marketing and customer support activities.

To improve operations, we took steps in both fiscal 2005 and 2006 to strengthen capacity and capability within the sales, marketing and customer support area through reorganization, training in advanced technology products and services, and changes in key personnel. We also eliminated costs, primarily for customer support and marketing personnel by integrating U.S. marketing and customer support operations within the Presstek segment. As we continue to pursue initiatives designed to drive penetration of Presstek technology in the marketplace, we expect expenses in this area to increase in absolute dollars in future periods.

Consolidated sales, marketing and customer support expenses of $40.0 million in fiscal 2006 were relatively unchanged from expenses of $40.2 million in fiscal 2005.

Sales, marketing and customer support expenses for the Presstek segment were $39.5 million and $39.9 million in 2006 and 2005, respectively.

Sales, marketing and customer support expenses for the Lasertel segment increased from $0.3 million in 2005 to $0.5 million in 2006.

General and Administrative

Consolidated general and administrative expenses, primarily comprised of payroll and related expenses for personnel, and contracted professional services necessary to conduct our finance, information systems, human resources and administrative activities, were $19.9 million in 2006 compared to $21.0 million in 2005. This decrease is primarily attributable to cost savings realized by the integration of the ABDick U.S. operations into Presstek. As a percentage of total sales, consolidated general and administrative expenses declined from 8.1% in 2005 to 7.5% in 2006. We anticipate that general and administrative expenses will continue to decrease as a percentage of revenue in future periods, as our strategy is to position the growth of general and administrative expenses at lower rates than the growth of revenue and as the impact of integration actions is fully realized.

General and administrative expenses for the Presstek segment were $18.9 million in fiscal 2006, compared to $20.1 million in fiscal 2005. The decrease in expense is primarily attributable to the elimination of redundant costs resulting from the integration of the ABDick U.S. operations into the segment.

General and administrative expenses for the Lasertel segment increased $0.3 million to $1.1 million in fiscal 2006 from $0.8 million in fiscal 2005. This increase was due primarily to a change in allowance for doubtful accounts arising from certain customer accounts.

Amortization of Intangible Assets

Intangible asset amortization expense increased from $2.6 million in 2005 to $3.0 million in 2006. Amortization relates to intangible assets recorded in connection with the Company’s 2004 ABDick and Precision acquisitions, patents and other purchased intangible assets.

Restructuring and Other Charges (Credits)

In fiscal 2006, the Company recognized restructuring and other charges of $5.5 million. These charges included $2.3 million related to impairment of intangible assets associated with patent defense costs on the Creo litigation matter, $2.8 million related to impairment of goodwill resulting from SFAS 144 valuation adjustments of long lived assets at Precision as a result of the decision to discontinue its newspaper analog business, $0.5 million for merger-related costs primarily related to additional professional fees, and $0.3 million related to the impairment of other assets. In addition, approximately $0.4 million of previously established accruals at the Presstek segment were recognized in income in fiscal 2006 due principally to changes in the scope of previously announced severance programs.

In fiscal 2005, we recognized $0.9 million of restructuring and other charges related to Precision and ABDick. These charges included severance and fringe benefit costs, executive and other contractual obligations, and a settlement with previously terminated employees.

Interest and Other Income (Expense), Net

Net interest expense was $2.2 million in fiscal 2006 compared to $2.3 million in fiscal 2005. The decrease in the current year period is attributable to lower outstanding long-term debt resulting from the repayments of principal.

On September 7, 2006, an agreement related to the ABDick acquisition under which we were reimbursed $1.2 million was approved by the United States Bankruptcy Court for the District of Delaware. The net amount, after reductions for legal fees and additional adjustments for settlement of various assets and liabilities related to this action, totaled $0.3 million, and is included as a component of Interest and other income (expense), net, in our Consolidated Statements of Operations for the year ended December 30, 2006. The balance of other income (expense), net relates to gains or losses on foreign currency transactions for all periods presented.

Provision (Benefit) for Income Taxes

Our effective tax rate was (448.3%) in fiscal 2006 and 14.4% in fiscal 2005. The variance from the federal statutory rate for fiscal 2006 was primarily due to the reversal of valuation allowance provided against our net deferred tax assets in the U.S.

The variance from the federal statutory rate for fiscal 2005 was primarily due to the utilization of net operating losses previously offset by a valuation allowance, foreign taxes, and alternative minimum taxes.

In fiscal 2006, in accordance with Statement of Financial Accounting Standards No. 109,“Accounting for Income Taxes”, (“FAS 109”), the Company recognized through its tax provision a $11.2 million deferred tax benefit from the reversal of the previously recorded valuation allowance established on its U.S. federal, state and local deferred tax assets, except for that portion where the evidence does not yet support a reversal.  To support the determination that is more likely than not that the Company’s deferred tax assets will be realized in the future, FAS 109 requires that the Company consider all available positive and negative evidence.  Based on a detailed analysis conducted during fiscal 2006, the Company concluded that evidence exists to support the U.S. valuation allowance reversal as of December 30, 2006.

During 2007, we expect our income tax provision to reflect statutory federal and state tax rates.

Fiscal 2005 Compared to Fiscal 2004

Revenue

Consolidated Revenue

Consolidated revenues were $259.1 million in fiscal 2005, an increase of $137.6 million, or 113.4%, from $121.5 million of consolidated revenues in fiscal 2004. Revenue growth in fiscal 2005 reflects the impact of our acquisition strategy launched in 2004 with the Precision and ABDick acquisitions and our success in integrating these operations into our business in 2005. We grew our digital technology base significantly in fiscal 2005, with digital product revenues increasing from $98.6 million in fiscal 2004 to $143.4 million in fiscal 2005, an increase of 45.4%.

Product equipment revenues, including royalties, were $83.9 million in fiscal 2005, an increase of $42.0 million, or 100.4%, from fiscal 2004. The fiscal 2005 increase is primarily attributable to the ABDick acquisition, which business’s direct sales channel favorably impacted our installed base of DI and CTP presses, referred to as consumable burning engines, or CBEs, sold in the current period. We increased digital equipment sales by approximately 300 units, or $23.1 million, in fiscal 2005.

Revenues generated from consumable product sales were $126.8 million in fiscal 2005, an increase of $60.2 million, or 90.5%, from the prior fiscal year. The increase is attributable primarily to incremental revenues associated with the Precision and ABDick acquisitions.

Service and parts revenues were $48.5 million in fiscal 2005, an increase of $35.5 million, or 271.4%, from the prior fiscal year. The increase is attributable primarily to incremental revenue derived from the ABDick acquisition.

Segment Revenue

The following business segment revenue information includes intersegment revenues for the Lasertel segment. Intersegment revenues are eliminated in consolidation.

Presstek Segment
Revenue for the Presstek segment was $255.4 million in fiscal 2005, an increase of $136.8 million, or 115.3%, compared to $118.6 million in fiscal 2004. This revenue increase is primarily attributable to the incremental sales generated from the acquisition of the ABDick business and the introduction of Presstek technology products into those new distribution channels. Equipment, consumables and service/parts revenues increased by $41.2 million, $60.2 million and $35.4 million, respectively.

Digital product revenues in the Presstek segment increased 45.8% from $95.8 million in fiscal 2004 to $139.6 million in fiscal 2005. A primary factor in the increase in digital revenues in fiscal 2005 was an 84% increase in sales of CBEs. Product equipment revenue was also favorably impacted by the direct sales channel acquired in the ABDick acquisition and the launch of the Vector TX52, a new generation of CTP system, into U.S. and European markets, which contributed $1.2 million in incremental revenue in fiscal 2005.

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

Cost of Revenue

Consolidated Cost of Revenue

Consolidated cost of product, consisting of costs of material, labor and overhead, shipping and handling costs and warranty expenses, was $144.0 million in fiscal 2005, an increase of $74.9 million, or 108.5%, from $69.0 million in fiscal 2004. The increase is primarily attributable to additional cost of product associated with the Precision and ABDick businesses acquisitions and higher revenues in fiscal 2005.

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

Consolidated Gross Margin

Consolidated gross margin as a percentage of total revenue was 31.8% in fiscal 2005, compared to 35.6% in fiscal 2004. Gross margin as a percentage of product revenue was 31.7% in fiscal 2005, compared to 36.3% in fiscal 2004. The product gross margin percentage decrease in fiscal 2005 is primarily the result of the addition of the Precision and ABDick businesses, together with a higher mix of equipment revenues, which historically carry lower gross margins than Presstek’s core business.

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

Consolidated research and development expenses were $7.3 million in fiscal 2005, an increase of $0.8 million, or 13.5%, from $6.5 million in fiscal 2004. The increase is attributable to additional costs associated with the Precision and ABDick business acquisitions, partially offset by development supplies costs incurred in fiscal 2004 in preparation for the Drupa trade show that were not incurred in 2005. As a percentage of revenue, research and development expenses declined from 5.3% to 2.8% in fiscal 2005.

Research and development expenses for the Presstek segment were $6.4 million in fiscal 2005, an increase of $0.5 million, or 9.3%, compared to $5.9 million in fiscal 2004. This increase is due to increased salary and benefits costs, partially offset by $0.6 million of development parts and supply costs incurred in fiscal 2004 in preparation for the Drupa trade show that were not incurred in fiscal 2005.

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

Consolidated sales, marketing and customer support expenses were $40.2 million in fiscal 2005, an increase of $22.6 million, or 129.0%, from $17.6 million in fiscal 2004. The increases are primarily attributable to the Precision and ABDick acquisitions, partially offset by operating costs of $0.4 million incurred in fiscal 2004 in preparation for the Drupa trade show that were not incurred in 2005.

Sales, marketing and customer support expenses for the Presstek segment were $39.8 million in fiscal 2005, an increase of $22.7 million, compared to $17.1 million in fiscal 2004. The increase in fiscal 2005 is attributable to the ABDick acquisition, partially offset by operating costs of $0.4 million incurred in fiscal 2004 in preparation for the Drupa trade show that were not incurred in 2005.

Sales and marketing expenses for the Lasertel segment were $0.4 million in both fiscal 2005 and fiscal 2004. These costs reflect a continuing drive to enhance external revenues from customers in the defense and industrial fields.

General and Administrative

Consolidated general and administrative expenses, primarily comprised of payroll and related expenses for personnel, and contracted professional services necessary to conduct our finance, information systems, human resources and administrative activities, were $21.0 million in fiscal 2005, an increase of $8.6 million, or 69.1%, compared to $12.4 million in fiscal 2004. The increase is primarily attributable to the acquisitions of ABDick and Precision, combined with salaries, benefits, professional fees and integration costs incurred by the Presstek segment.

General and administrative expenses were 8.1% of total revenue in fiscal 2005 compared to 10.2% in fiscal 2004. The decrease in fiscal 2005 reflects integration savings associated with the consolidation of operations of both Precision and ABDick, as well as overall revenue growth of 113.4% in the period due to such acquisitions.

General and administrative expenses for the Presstek segment were $20.1 million in fiscal 2005, an increase of $8.6 million, or 75.2%, compared to $11.5 million in fiscal 2004. This increase is primarily attributable to additional general and administrative costs associated with the ABDick acquisition, coupled with higher salary and benefit costs and increased fees for professional services.

General and administrative expenses for the Lasertel segment were $0.8 million in fiscal 2005 and $0.9 million in fiscal 2004.

Amortization of Intangible Assets

Amortization expense of $2.6 million and $1.3 million in fiscal 2005 and fiscal 2004, respectively, relates to intangible assets recorded in connection with the Company’s 2004 ABDick and Precision acquisitions, patents and other purchased intangible assets.

Restructuring and Other Charges/Credits

In fiscal 2005, we charged $0.9 million of restructuring and other charges related to Precision and ABDick to results of operations. These charges consisted of severance and fringe benefit costs, executive and other contractual obligations, and a settlement with previously terminated employees. In fiscal 2005, we also incurred net costs of $1.5 million associated with the integration of ABDick into Presstek. These costs were recorded as an adjustment to the purchase price of the acquisition.

In fiscal 2004, we reversed $0.4 million of excess restructuring charges related to estimated severance and fringe benefits accrued in fiscal 2003 and 2002 as a result of lower actual fringe benefit costs.

Interest and Other Income/Expense, Net

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

Provision for Income Taxes

Our effective tax rate was 14.4% in fiscal 2005 and 3.3% in fiscal 2004. The variance from the federal statutory rate for fiscal 2005 was primarily due to the recognition of a non-cash deferred tax liability for goodwill, foreign taxes, and alternative minimum taxes.

In fiscal 2004, our effective tax rate differed from the federal statutory rate primarily due to state, foreign and alternative minimum tax, offset by changes in the valuation allowance.

At December 31, 2005, we had net deferred tax assets of approximately $36.0 million which were subject to consideration of a valuation allowance. A full valuation allowance was provided against the net deferred tax assets in the U.S. due to the uncertainty of their realization.

Discontinued Operations

The Company accounts for its discontinued operations under the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, (SFAS 144). Accordingly, results of operations and the related charges for discontinued operations have been classified as “Loss from discontinued operations, net of income taxes” in the accompanying Consolidated Statements of Income. Assets and liabilities of discontinued operations have been reclassified and reflected on the accompanying Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations”. For comparative purposes, all prior periods presented have been classified on a consistent basis.

Precision Lithograining Corp. - Analog Newspaper Business
On December 28, 2006, the Audit Committee of the Company’s Board of Directors ratified a plan submitted by management to terminate production in South Hadley, Massachusetts of Precision-branded analog plates used in newspaper applications.

Results of operations of the discontinued analog newspaper business of Precision consist of the following (in thousands, except per-share data):

	December 30, 2006	December 31, 2005	January 1, 2005
Revenue	$ 10,816	$ 15,006	$ 8,398
Loss before income taxes	(2,267)	(825)	(1,036)
Provision (benefit) for income taxes	(771)	10	34
Loss from discontinued operations	(1,496)	(835)	(1,070)
Loss from disposal of discontinued operations, net of tax benefit of $915 for the year ended December 30, 2006	(1,777)	--	--
Net loss from discontinued operations	$ (3,273)	$ (835)	$ (1,070)
Loss per diluted share	$ (0.09)	$ (0.02)	$ (0.03)

As of December 30, 2006, and in accordance with SFAS 144 and SFAS 142, the Company reviewed the potential impairment of long-lived assets associated with the analog newspaper business and goodwill of the Precision reporting unit and determined that impairment charges aggregating $4.0 million were required. Of this amount $2.8 million relates to the impairment of goodwill, $0.3 million relates to the acceleration of depreciation on fixed assets abandoned, $0.6 million relates to the acceleration of amortization on certain intangible assets and $0.3 million relates to the adjustment of inventory on hand to the lower of cost or market. Impairment charges of the reporting unit goodwill resulting from the abandonment of the analog newspaper business are reflected within restructuring and other charges (credits) of continuing operations, and the remaining charges included in the loss from discontinued operations for fiscal 2006.

Liquidity and Capital Resources

We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings. At December 30, 2006, we had $9.4 million of cash and $47.5 million of working capital, compared to $5.6 million of cash and $41.4 million of working capital at December 31, 2005.

Continuing Operations

Our operating activities provided $12.8 million of cash in fiscal 2006. Cash provided by operating activities came from net income, after adjustments for non-cash depreciation, amortization, restructuring and merger-related expenses, provisions for warranty costs and accounts receivable allowances, stock compensation expense, deferred income taxes, and losses on the disposal of assets. Cash provided by operating activities were further benefited from a decrease in inventory levels of $2.2 million and an increase of $9.2 million in accounts payable. The decrease in inventory levels reflects our continued focus on inventory management. Accounts payable increases primarily relate to the timing of purchases and payments to suppliers. These amounts were partially offset by an increase of $10.9 million in accounts receivable, a decrease of $6.5 million in accrued expenses, an increase of $1.4 million of other current assets, and a decrease in deferred revenue of $0.7 million. Accounts receivable increases at December 30, 2006 are primarily attributable to increased revenue activity in the third month of the fourth quarter, timing of funding for equipment sold under third party and in-house leasing arrangements, and increased dealer sales in Europe which carry longer terms. Days sales outstanding were 62 at December 30, 2006 and 53 at December 31, 2005. The decrease in accrued expense relates to payments of, and adjustments to, previously accrued payroll-related costs, and adjustments to restructuring and related accruals. The decrease in deferred revenue relates to a reduction in service contracts resulting from the continuing erosion of our analog customer base.

We used $7.7 million of net cash for investing activities during 2006, comprised of $4.0 million of additions to property, plant and equipment, $2.8 million of investments in patents and other intangible assets and $0.8 million of transaction and accrued integration costs paid related to the acquisition of the ABDick business. Our additions to property, plant and equipment primarily relate to production equipment and investments in our infrastructure, including costs related to the implementation of a new service management system.

Our financing activities generated $4.1 million of net cash, comprised of $2.1 million of cash received from the exercise of stock options and purchase of common stock under our employee stock purchase program and $9.0 million of net borrowings under our current line of credit. These amounts were offset by payments on our current term loan and capital lease aggregating $7.0 million.

Discontinued Operations

Operating activities of discontinued operations used $4.5 million in cash in fiscal 2006. Cash used by operating activities reflect a net loss of $2.1 million, after adjustments for non-cash depreciation, amortization, provisions for warranty and accounts receivable allowances, and losses on disposal of assets. Cash used by operating activities also included an increase of $1.0 million in accounts payable and $1.4 million in accrued expenses related to facility closure and other response actions.

In fiscal 2006, investing activities of discontinued operations of $.4 million relate to capital expenditures associated with discontinued operations.

Our current senior secured credit facilities, referred to as the Facilities, include a $35.0 million five year secured term loan, referred to as the Term Loan, and a $45.0 million five year secured revolving line of credit, referred to as the Revolver, which replaced our then-existing term loan and revolver entered into in October 2003. At December 30, 2006, we had $12.3 million outstanding under letters of credit, thereby reducing the amount available under the Revolver to $17.7 million. At December 30, 2006 and December 31, 2005, the interest rates on the outstanding balance of the Revolver were 7.1% and 6.9%, respectively. Principal payments on the Term Loan are made in consecutive quarterly installments of $1.75 million, with a final settlement of all remaining principal and unpaid interest on November 4, 2009. The Facilities were used to partially finance the acquisition of the business of ABDick, and are available for working capital requirements, capital expenditures, acquisitions, and general corporate purposes. Borrowings under the Facilities bear interest at either (i) the London InterBank Offered Rate, or LIBOR, plus applicable margins or (ii) the Prime Rate, as defined in the agreement, plus applicable margins. The applicable margins range from 1.25% to 4.0% for LIBOR, or up to 1.75% for the Prime Rate, based on certain financial performance. At December 30, 2006 and December 31, 2005, the effective interest rates on the Term Loan were 7.1% and 7.5%, respectively.

Under the terms of the Revolver and Term Loan, we are required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA, a non-U.S. GAAP measurement that we define as earnings before interest, taxes, depreciation, amortization and restructuring and other charges (credits), and minimum fixed charge coverage covenants. At December 30, 2006, we were in compliance with all financial covenants.

The Company entered into interest rate swap agreements with its lenders in October 2003, which were intended to protect the Company’s long-term debt against fluctuations in LIBOR rates. Under the interest rate swaps LIBOR was set at a minimum of 1.15% and a maximum of 4.25%. Because the interest rate swap agreement did not qualify as a hedge for accounting purposes under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and related amendments, including SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), the Company recorded a reduction to expense of $40,000, $28,000 and $133,000 in fiscal 2006, fiscal 2005 and fiscal 2004, respectively, to mark these interest rate swap agreements to market.

On November 23, 2005, we purchased equipment under a capital lease arrangement qualifying under Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases (“SFAS 13”). The equipment is included as a component of property, plant and equipment and the current and long-term principal amounts of the lease obligation are included in our Consolidated Balance Sheets.

We believe that existing funds, cash flows from operations, and cash available under our Revolver should be sufficient to satisfy working capital requirements and capital expenditures through at least the next twelve months. There can be no assurance, however, that we will not require additional financing, or that such additional financing, if needed, would be available on acceptable terms.

Contractual Obligations

Our contractual obligations at December 30, 2006 consist of the following (in thousands):

		Payments due by period
	Total	Less than one year	One to three years	Three to five years	Five or more years

Senior Secured Credit Facilities	$ 37,500	$ 22,000	$ 15,500	$ --	$ --
Estimated interest payments on Senior Secured Credit Facilities	3,855	2,499	1,356	--	--
Capital lease, including contractual interest	72	37	35	--	--
Royalty obligation	7,616	880	1,604	1,320	3,812
Executive contractual obligations	2,532	1,532	1,000	--	--
Operating leases	5,293	2,463	2,444	386	--

Total contractual obligations	$ 56,868	$ 29,411	$ 21,939	$ 1,706	$ 3,812

The amounts above related to estimated interest payments on the Facilities are based upon the interest rates in effect at December 30, 2006. Actual interest amounts could differ from the estimates above.

In fiscal 2000, we entered into an agreement with Fuji Photo Film Co., Ltd., whereby minimum royalty payments to Fuji are required based on specified sales volumes of our A3 format size four-color sheet-fed press. The agreement provides for total royalty payments to be no less than $6 million and not greater than $14 million over the life of the agreement. As of December 30, 2006, the Company had paid Fuji $6.4 million related to this agreement. We currently expect future sales volume to be sufficient to satisfy minimum commitments under the agreement. In the event of a volume shortfall over the term of the agreement, we are obligated to fund the shortfall as a lump-sum payment. Were such lump-sum payment required, we do not believe the amount of the payment will be material.

We have employment agreements with certain of our employees, some of which include change of control agreements that provide them with benefits should their employment with us be terminated other than for cause or their disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time from the date of any change of control of us.

From time to time we have engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party. In certain situations, we may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, we may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, we would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). The maximum contingent obligation under these shortfall payment arrangements is estimated to be $0.2 million at December 30, 2006. As of December 30, 2006, there were no defaults by ultimate lessees.

Effect of Inflation

Inflation has not had, and is not expected to have, a material impact on our financial conditions or results of operations.

Net Operating Loss Carryforwards

At December 30, 2006, we had net operating loss carryforwards for tax purposes totaling $74.3 million, of which $60.7 million resulted from stock option compensation deductions for U.S. federal tax purposes and $13.6 million resulted from operating losses. To the extent that net operating losses resulting from stock option compensation deductions result in reduction of current taxes payable, the benefit will be credited directly to additional paid-in capital. The Company’s ability to utilize its net operating loss and credit carryforwards may be limited in the future if the company experiences an ownership change, as defined by the Internal Revenue Code. An ownership change occurs when the ownership percentage of 5% or greater of stockholders changes by more than 50% over a three year period.

Critical Accounting Policies and Estimates

General

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles as adopted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements. Estimates and assumptions also affect the amount of reported revenue and expenses during the period. Management believes the most judgmental estimates include those related to product returns; warranty obligations; allowances for doubtful accounts; slow-moving and obsolete inventories; income taxes; the valuation of goodwill, intangible assets, long-lived assets and deferred tax assets; stock-based compensation and litigation. We base our estimates and assumptions on historical experience and various other appropriate factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a complete discussion of our accounting policies, see Note 1 to our consolidated financial statements appearing elsewhere herein.

Revenue Recognition

The Company recognizes revenue principally from the sale of products (equipment, consumables, laser diodes) and services (equipment maintenance contracts, installation, training, support, and spare parts). Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable and collection is reasonably assured. In accordance with Staff Accounting Bulletin (“SAB”) No. 104 Revenue Recognition (“SAB 104”) and Emerging Issues Task Force (“EITF”) Issue 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), when a sales arrangement contains multiple elements, such as equipment and services, revenue is allocated to each element based on its relative fair value. The fair value of any undelivered elements, such as warranty, training and services, are deferred until delivery has occurred or services have been rendered. A general right of return or cancellation does not exist once product is delivered to the customer; however, the Company may elect, in certain circumstances, to accept returns of product. Product revenues are recorded net of estimated returns, which are adjusted periodically, based upon historical rates of return. The estimated cost of post-sale obligations, including product warranties, is accrued at the time revenue is recognized based on historical experience.

The Company records amounts invoiced to customers in excess of revenue recognized as deferred revenue until all revenue recognition criteria are met.

The Company accounts for shipping and handling fees passed on to customers as revenue. Shipping and handling costs are reported as components of cost of revenue (product) and cost of revenue (service and parts).

Products
End-User Customers - Under the Company’s standard terms and conditions of sale of equipment, title and risk of loss are transferred to third-party end-user customers upon completion of installation and revenue is recognized at that time, unless customer acceptance is uncertain or significant deliverables remain. Sales of other products, including printing plates, are generally recognized at the time of shipment.

OEM Relationships - Product revenue and any related royalties for products sold to companies with whom we have an OEM relationship are recognized at the time of shipment as installation is not required and title and risk of loss pass to the buyer at such point. Contracts with companies with whom we have OEM relationships do not include price protection or product return rights; however, the Company may elect, in certain circumstances, to accept returns of product.

Distributor Relationships - Revenue for product sold to distributors, whereby the distributor is responsible for installation, is recognized at the time of shipment. Revenue for equipment sold to distributors whereby the Company is responsible for installation, is recognized upon completion of installation. Except in the case of termination of the contract, which includes product return rights, contracts with distributors do not include price protection or product return rights; however, the Company may elect, in certain circumstances, to accept returns of product.

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

Sales Transactions Financed by the Company
In fiscal 2006, the Company periodically entered into sales-type leases resulting from the marketing of the Company’s and complementary third-party products. These transactions typically have seven year terms and are collateralized by a security interest in the underlying assets. These transactions are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases (“SFAS 13”). The long-term portion of financing receivables is included in Other noncurrent assets in the Company’s Consolidated Balance Sheet at December 30, 2006.

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
Inventory that is in excess of future requirements is written down to its estimated market value based upon forecasted demand for its products. If actual demand is less favorable than what has been forecasted by management, additional inventory write-downs may be required.

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

Goodwill and Intangible Assets

Presstek has goodwill and net intangible assets of $29.0 million at December 30, 2006. Goodwill and intangible assets with indefinite lives are tested annually for impairment in accordance with the goodwill provisions of SFAS 142. Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Recoverability of intangible assets with estimated lives and other long-lived assets is measured by comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset. The Company determines the discount rate for this analysis based on the expected internal rate of return of the related business and does not allocate interest charges to the asset or asset group being measured. Considerable judgment is required to estimate discounted future operating cash flows. Judgment is also required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price for a sustained period of time. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in the models and valuation reports. To the extent these future projections and estimates change, the estimated amounts of impairment could differ from current estimates.

Patents represent the cost of preparing and filing applications to patent the Company’s proprietary technologies, in addition to certain patent and license rights obtained in the Company’s acquisitions or other related transactions. Such costs are amortized over a period ranging from five to seven years, beginning on the date the patents or rights are issued or acquired.

From time to time, the Company enters into agreements with third parties under which the party will design and prototype a product incorporating Presstek products and technology. The capitalized costs associated with rights or intellectual property under these agreements will be amortized over the estimated sales life-cycle and future cash flows of the product. The Company does not amortize capitalized costs related to either patents or purchased intellectual property until the respective asset has been placed into service.

The Company amortizes license agreements and loan origination fees over the term of the respective agreement.
The amortizable lives of the Company’s other intangible assets are as follows:

Trade names	2 - 3 years
Customer relationships	7 - 10 years
Software licenses	3 years
Non-compete covenants	5 years

Accounting for Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The asset and liability approach underlying SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of the Company’s assets and liabilities. A valuation allowance is provided against deferred tax assets for amounts if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We monitor the realization of our deferred tax assets based on changes in circumstances; for example, recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. Our income tax provisions and our assessment of the realizability of our deferred tax assets involve significant judgments and estimates.

The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries, which the Company considers to be permanently reinvested.

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by Presstek in the first quarter of fiscal 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. Presstek is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations and the related financial statement disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The adoption of SAB 108 did not have a material impact on its consolidated results of operations and financial condition.

In fiscal 2006 the Company adopted SFAS No. 151, Inventory Costs (“SFAS 151”), an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing. SFAS 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that the allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. The adoption of SFAS 151 did not have a material impact on the Company.

In fiscal 2006, the Company adopted Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. There was no financial statement impact in 2006.

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

 In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in fiscal 2008. Presstek is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted, provided the company also elects to apply the provisions of SFAS 157. Presstek is currently evaluating the effect that the adoption of SFAS 159 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of December 30, 2006, we were not involved in any unconsolidated SPE transactions.

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

Our long-term borrowings are in variable rate instruments, with interest rates tied to either the Prime Rate or the LIBOR. A 100 basis point change in these rates would have an impact of approximately $0.2 million on our annual interest expense, assuming consistent levels of floating rate debt with those held at the end of fiscal 2006.

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

PART II

Item 8. Financial Statements and Supplementary Data

Page

Reports of Independent Registered Public Accounting Firms	59
Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005	61
Consolidated Statements of Income for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005	62
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005	63
Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005	64
Notes to Consolidated Financial Statements	65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Presstek, Inc.:

We have audited the accompanying consolidated balance sheet of Presstek, Inc. and its subsidiaries as of December 30, 2006 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for the fiscal year ended December 30, 2006. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Presstek, Inc. and its subsidiaries at December 30, 2006 and the results of their operations and cash flows for the fiscal year ended December 30, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, Presstek, Inc. adopted Statement of Financial Accounting Standards No. 123(R) Share-Based Payment effective January 1, 2006 utilizing the modified prospective application transition method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 24, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
April 24, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Presstek, Inc.
Hudson, New Hampshire

We have audited the accompanying consolidated balance sheets of Presstek, Inc. and its subsidiaries as of December 31, 2005 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for the fiscal years ended December 31, 2005 and January 1, 2005. We have also audited the accompanying financial statement Schedule II for the years then ended. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Presstek, Inc. and its subsidiaries at December 31, 2005 and the results of their operations and their cash flows for the fiscal years ended December 31, 2005 and January 1, 2005 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

Boston, Massachusetts
March 16, 2006, except for the effects of the
discontinued operation as to which the date is April 24, 2007

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 30,	December 31,
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$9,449	$5,615
Accounts receivable, net	53,158	42,194
Inventories, net	46,050	48,463
Assets of discontinued operations	3,321	3,514
Deferred income taxes	4,162	-
Other current assets	2,600	1,175
Total current assets	118,740	100,961

Property, plant and equipment, net	42,194	45,147
Intangible assets, net	8,741	11,303
Goodwill	20,280	23,089
Assets of discontinued operations	-	774
Deferred income taxes	7,515	-
Other noncurrent assets	544	213

Total assets	$198,014	$181,487

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligation	$7,037	$7,037
Line of credit	15,000	6,036
Accounts payable	27,126	20,114
Accrued expenses	10,471	16,570
Deferred revenue	7,901	8,579
Liabilities of discontinued operations	3,707	1,233
Total current liabilities	71,242	59,569

Long-term debt and capital lease obligation, less current portion	15,535	22,570
Deferred income taxes	-	715

Total liabilities	86,777	82,854

Commitments and contingencies (See Note 20)

Stockholders' equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized, 35,662,318 and
35,366,024 shares issued and outstanding at December 30, 2006 and
December 31, 2005, respectively	357	354
Additional paid-in capital	108,769	106,268
Accumulated other comprehensive income (loss)	297	(59)
Retained earnings (accumulated deficit)	1,814	(7,930)
Total stockholders' equity	111,237	98,633

Total liabilities and stockholders' equity	$198,014	$181,487

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per-share data)

	Fiscal year ended
	December 30,	December 31,	January 1,
	2006	2005	2005

Revenue
Product	$220,724	$210,613	$108,390
Service and parts	44,970	48,521	13,063
Total revenue	265,694	259,134	121,453

Cost of revenue
Product	154,250	143,952	69,045
Service and parts	32,466	32,862	9,135
Total cost of revenue	186,716	176,814	78,180

Gross profit	78,978	82,320	43,273

Operating expenses
Research and development	6,409	7,335	6,460
Sales, marketing and customer support	39,970	40,241	17,574
General and administrative	19,938	20,970	12,399
Amortization of intangible assets	2,980	2,595	1,261
Restructuring and other charges (credits)	5,481	874	(392)
Total operating expenses	74,778	72,015	37,302

Operating income	4,200	10,305	5,971
Interest and other income (expense), net	(1,826)	(2,220)	(870)

Income from continuing operations before income taxes	2,374	8,085	5,101
Provision (benefit) for income taxes	(10,643)	1,164	166

Income from continuing operations	13,017	6,921	4,935
Loss from discontinued operations, net of income taxes	(3,273)	(835)	(1,070)

Net income	$9,744	$6,086	$3,865

Earnings per common share - basic
Income from continuing operations	$0.36	$0.20	$0.14
Loss from discontinued operations	(0.09)	(0.03)	(0.03)
	$0.27	$0.17	$0.11

Earnings per common share - diluted
Income from continuing operations	$0.36	$0.19	$0.14
Loss from discontinued operations	(0.09)	(0.02)	(0.03)
	$0.27	$0.17	$0.11

Weighted average shares outstanding
Weighted average shares outstanding - basic	35,565	35,153	34,558
Dilutive effect of stock options	291	419	799
Weighed average shares outstanding - diluted	35,856	35,572	35,357

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(in thousands)

				Accumulated	Retained
			Additional	other	earnings
	Common stock		paid-in	comprehensive	(accumulated
	Shares	Par value	capital	income (loss)	deficit)	Total

Balance at January 3, 2004	34,202	$342	$97,769	$(47)	$(17,881)	$80,183

Issuance of common stock	695	7	5,193	-	-	5,200
Realization of loss related to interest rate swaps	-	-	-	47	-	47
Foreign currency translation adjustments	-	-	-	107	-	107
Net income	-	-	-	-	3,865	3,865

Balance at January 1, 2005	34,897	349	102,962	107	(14,016)	89,402

Issuance of common stock	469	5	3,306	-	-	3,311
Foreign currency translation adjustments	-	-	-	(166)	-	(166)
Net income	-	-	-	-	6,086	6,086

Balance at December 31, 2005	35,366	354	106,268	(59)	(7,930)	98,633

Issuance of common stock	296	3	2,127	-	-	2,130
Foreign currency translation adjustments	-	-	-	356	-	356
Share based compensation under SFAS No. 123(R)	-	-	374	-	-	374
Net income	-	-	-	-	9,744	9,744

Balance at December 30, 2006	35,662	$357	$108,769	$297	$1,814	$111,237

Comprehensive income is calculated as follows:
		Year ended
		December 30,	December 31,	January 1,
		2006	2005	2005

Net income		$9,744	$6,086	$3,865
Adjustments to accumulated other comprehensive income (loss)		356	(166)	154
Comprehensive income		$10,100	$5,920	$4,019

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal year ended
	December 30,	December 31,	January 1,
	2006	2005	2005
Operating activities
Net income	$9,744	$6,086	$3,865
Add loss from discontinued operations	3,273	835	1,070
Income from continuing operations	13,017	6,921	4,935

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,964	8,132	7,762
Amortization of intangible assets	2,953	2,595	1,261
Restructuring and other charges (credits)	5,481	874	(392)
Provision for warranty costs	3,400	1,558	1,109
Provision for accounts receivable allowances	391	1,604	2,474
Stock compensation expense	374	148	-
Deferred income taxes	(11,677)	715	120
Loss on disposal of assets	72	153	24
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	(10,947)	(8,588)	(6,474)
Inventories	2,214	(7,707)	(4,939)
Other current assets	(1,445)	214	324
Other noncurrent assets	39	(43)	(304)
Accounts payable	9,163	7,516	(4,633)
Accrued expenses	(6,522)	(3,390)	7,454
Deferred revenue	(692)	(1,940)	1,039
Net cash provided by operating activities	12,785	8,762	9,760

Investing activities
Purchase of property, plant and equipment	(4,033)	(6,100)	(2,087)
Business acquisitions, net of cash acquired	(832)	(3,467)	(57,317)
Investment in patents and other intangible assets	(2,791)	(2,176)	(387)
Proceeds from the sale of long-lived assets	-	124	5
Net cash used in investing activities	(7,656)	(11,619)	(59,786)

Financing activities
Net proceeds from issuance of common stock	2,130	3,113	5,200
Proceeds from term loan	-	-	35,000
Repayments of term loan and capital lease	(7,035)	(5,503)	(14,464)
Net borrowings (repayments) under line of credit agreement	8,964	(786)	6,822
Debt financing costs	-	-	(332)
Net cash provided by (used in) financing activities	4,059	(3,176)	32,226

Cash provided by (used in) discontinued operations
Operating activities	(4,531)	2,968	(3,399)
Investing activities	(396)	(29)	1,742
Financing activities	-	-	-
Net cash used in discontinued operations	(4,927)	2,939	(1,657)

Effect of exchange rate changes on cash and cash equivalents	(427)	(30)	-

Net increase (decrease) in cash and cash equivalents	3,834	(3,124)	(19,457)
Cash and cash equivalents, beginning of period	5,615	8,739	28,196
Cash and cash equivalents, end of period	$9,449	$5,615	$8,739

Supplemental disclosure of cash flow information
Cash paid for interest	$2,364	$2,459	$923
Cash paid for income taxes	$1,252	$327	$-

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

Presstek, Inc. and subsidiaries (“Presstek”, the “Company”, “we”) is a market-focused company primarily engaged in the design, manufacture, sales and service of high-technology digital imaging solutions to the graphic arts industry worldwide. We are helping to lead the industry’s transformation from analog print production methods to digital imaging technology. We are a leader in the development of advanced printing systems using digital imaging equipment and consumables-based solutions that economically benefit the user through a streamlined workflow and chemistry free, environmentally responsible operation. We are also a leading sales and service channel in the small to mid-sized commercial, quick and in-plant printing markets offering a wide range of solutions to over 20,000 customers worldwide.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The Company has made certain organizational realignments in order to more closely align its financial reporting with its current business structure. Effective on December 28, 2006, the Audit Committee of the Company’s Board of Directors ratified a plan submitted by management to terminate production in South Hadley, Massachusetts of Precision-branded analog plates used in newspaper applications (the “analog newspaper business”). Accordingly, the financial results of the analog newspaper business are reported as discontinued operations, and the results of operations and associated footnotes for the years ended December 31, 2005 and January 1, 2005 have been reclassified for this reporting change.

On November 5, 2004, the Company, through its wholly-owned subsidiary, ABD International, Inc. (“ABDick”) completed the acquisition of certain assets and the assumption of certain liabilities of The A.B. Dick Company, which the Company acquired through a Section 363 sale in the United States Bankruptcy Court. On July 30, 2004, the Company acquired the stock of Precision Lithograining Corp. (“Precision”). The results of these acquired entities are included in the Company’s Consolidated Statements of Income and Cash Flows for the periods subsequent to their respective acquisitions.

The Company’s operations are currently organized into two business segments: Presstek and Lasertel. The Presstek segment is primarily engaged in the development, manufacture, sale and servicing of the Company’s patented digital imaging systems and patented printing plate technologies as well as traditional, analog systems and related equipment and supplies for the graphic arts and printing industries, primarily serving the short-run, full-color market segment. The Lasertel segment manufactures and develops high-powered laser diodes and related laser products for the Presstek segment and for sale to external customers.

The Company operates and reports on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements presented herein include the financial results for the 52-week fiscal year ended December 30, 2006 (“fiscal 2006”), the 52-week fiscal year ended December 31, 2005 (“fiscal 2005”) and the 52-week fiscal year ended January 1, 2005 (“fiscal 2004”).

Use of Estimates

The Company prepares its financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management believes the most judgmental estimates include those related to product returns; warranty obligations; allowance for doubtful accounts; slow-moving and obsolete inventories; income taxes; the valuation of goodwill, intangible assets, long-lived assets and deferred tax assets; stock-based compensation; and litigation. The Company bases its estimates and judgments on historical experience and various other appropriate factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue principally from the sale of products (equipment, consumables, laser diodes) and services (equipment maintenance contracts, installation, training, support, and spare parts). Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable and collection is reasonably assured. In accordance with Staff Accounting Bulletin (“SAB”) No. 104 Revenue Recognition (“SAB 104”) and Emerging Issues Task Force (“EITF”) Issue 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), when a sales arrangement contains multiple elements, such as equipment and services, revenue is allocated to each element based on its relative fair value. The fair value of any undelivered elements, such as warranty, training and services, are deferred until delivery has occurred or services have been rendered. A general right of return or cancellation does not exist once product is delivered to the customer; however, the Company may elect, in certain circumstances, to accept returns of product. Product revenues are recorded net of estimated returns, which are adjusted periodically, based upon historical rates of return. The estimated cost of post-sale obligations, including product warranties, is accrued at the time revenue is recognized based on historical experience.

The Company records amounts invoiced to customers in excess of revenue recognized as deferred revenue until all revenue recognition criteria are met.

The Company accounts for shipping and handling fees passed on to customers as revenue. Shipping and handling costs are reported as components of cost of revenue (product) and cost of revenue (service and parts).

Products
End-User Customers - Under the Company’s standard terms and conditions of sale of equipment, title and risk of loss are transferred to third-party end-user customers upon completion of installation and revenue is recognized at that time, unless customer acceptance is uncertain or significant deliverables remain. Sales of other products, including printing plates, are generally recognized at the time of shipment.

OEM Relationships - Product revenue and any related royalties for products sold to companies with whom we have an OEM relationship are recognized at the time of shipment as installation is not required and title and risk of loss pass to the buyer at such point. Contracts with companies with whom we have OEM relationships do not include price protection or product return rights; however, the Company may elect, in certain circumstances, to accept returns of product.

Distributor Relationships - Revenue for product sold to distributors, whereby the distributor is responsible for installation, is recognized at the time of shipment. Revenue for equipment sold to distributors whereby the Company is responsible for installation, is recognized upon completion of installation. Except in the case of termination of the contract, which includes product return rights, contracts with distributors do not include price protection or product return rights; however, the Company may elect, in certain circumstances, to accept returns of product.

Services and Parts
Revenue for installation services, including time and material billings, are recognized as services are rendered. Revenue associated with maintenance or extended service agreements is recognized ratably over the contract period. Revenue associated with training and support services is recognized as services are rendered. Certain fees and other reimbursements are recognized as revenue when the related services have been performed or the revenue is otherwise earned.

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

Sales Transactions Financed by the Company
In fiscal 2006, the Company periodically entered into sales-type leases resulting from the marketing of the Company’s and complementary third-party products. These transactions typically have seven year terms and are collateralized by a security interest in the underlying assets. These transactions are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases (“SFAS 13”). The long-term portion of financing receivables is included in Other noncurrent assets in the Company’s Consolidated Balance Sheet at December 30, 2006.

Fair Value of Financial Instruments

The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its credit agreement, approximate fair value because the interest rates are based on floating rates identified by reference to market rates. The carrying amount of the Company’s capital lease approximates fair value because the amount financed is equivalent to the fair value of the long-lived asset acquired in the transaction. At both December 30, 2006 and December 31, 2005, the fair value of the Company’s long-term debt approximated carrying value.

Cash and Cash Equivalents

Cash and cash equivalents include savings deposits, certificates of deposit and money market funds that have original maturities of three months or less and are classified as cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company may invest in high-quality money market instruments, securities of the U.S. government, and high-quality corporate issues. Accounts receivable are generally unsecured and are derived from the Company’s customers located around the world. The Company performs ongoing credit evaluations of its customers and maintains an allowance for doubtful accounts.

Accounts Receivable, Net of Allowances

The Company’s accounts receivable are customer obligations due under normal trade terms, carried at face value less allowances for doubtful accounts and sales returns. The Company evaluates its allowances on an ongoing basis and adjusts for potential uncollectible amounts when it determines that receivables are at risk for collection based upon the length of time receivables are outstanding, past transaction history and various other criteria. Receivables are written off against the allowance in the period they are determined to be uncollectible.

Inventories, Net

Inventories include material, direct labor and related manufacturing overhead, and are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value. The Company assesses the recoverability of inventory to determine whether adjustments for impairment are required. Inventory that is in excess of future requirements is written down to its estimated market value based upon forecasted demand for its products. If actual demand is less favorable than what has been forecasted by management, additional inventory impairments may be required.

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost and are depreciated using a straight-line method over their respective estimated useful lives. Leasehold improvements are amortized over the shorter of the remaining term of the lease or the life of the related asset. The estimated useful lives assigned to the Company’s other property, plant and equipment categories are as follows:

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

Acquisitions

In accordance with the purchase method of accounting and Statement of Financial Accounting Standard No. 141 Business Combinations (“SFAS 141”), the fair values of assets acquired and liabilities assumed are determined and recorded as of the date of the acquisition. Costs to acquire the business, including transaction costs, are allocated to the fair value of net assets acquired. Any excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill.

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

From time to time, the Company enters into agreements with third parties under which the party will design and prototype a product incorporating Presstek products and technology. The capitalized costs associated with rights or intellectual property under these agreements will be amortized over the estimated sales life-cycle and future cash flows of the product. The Company does not amortize capitalized costs related to either patents or purchased intellectual property until the respective asset has been placed into service.

At December 30, 2006 and December 31, 2005, the Company had recorded $0.7 million and $1.5 million, of costs related to patents and intellectual property not yet in service.

The Company amortizes license agreements and loan origination fees over the term of the respective agreement.

The amortizable lives of the Company’s other intangible assets are as follows:

Trade names	2 - 3 years
Customer relationships	7 - 10 years
Software licenses	3 years
Non-compete covenants	5 years

Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and identifiable intangible assets acquired. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized, but rather, is tested at least annually for impairment at the reporting unit level. The Company has recorded goodwill aggregating $20.3 million and $23.1 million at December 30, 2006 and December 31, 2005, respectively, related to the ABDick and Precision acquisitions.

Impairment of Goodwill and Long-Lived Assets
In accordance with the provisions of SFAS 142, goodwill and intangible assets with indefinite lives are tested at least annually, on the first day of the third quarter, for impairment unless a triggering event occurs. The Company’s impairment review is based on a fair value test. The Company uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts may signal that an asset has been impaired. Should the fair value of goodwill, as determined by the Company at any measurement date, fall below its carrying value, a charge for impairment of goodwill will be recorded in the period.

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

Research and Development Costs

Research and development costs include payroll and related expenses for personnel, parts and supplies, and contracted services. Research and development costs are charged to expense when incurred.

Advertising Costs

Advertising costs are expensed as incurred and are reported as a component of Sales, marketing and customer support expenses in the Company’s Consolidated Statements of Income. Advertising expenses were $0.8 million in fiscal 2006 and $0.6 million in both fiscal 2005 and fiscal 2004.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The asset and liability approach underlying SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of the Company’s assets and liabilities. A valuation allowance is provided against deferred tax assets for amounts if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company monitors the realization of deferred tax assets based on changes in circumstances; for example, recurring periods of income for tax purposes following historical periods of cumulative losses or changes in tax laws or regulations. The income tax provisions and assessment of the realizability of deferred tax assets involve significant judgments and estimates.

Following an assessment of positive and negative evidence regarding the realization of net deferred tax assets, in fiscal 2006 the Company determined that its valuation allowance against U.S. deferred tax assets should be reversed, resulting in a $11.2 million benefit reflected in the Provision/Benefit for Income Taxes in the consolidated statement of income in that period. Management’s assessment included consideration of recurring periods of historical income, estimates of future taxable income, scheduled reversals of deferred tax assets and liabilities, and other factors. See Note 14.

The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries, which the Company considers to be permanently reinvested.

Stock-Based Compensation

Prior to January 1, 2006, the Company’s employee stock compensation plans were accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. Generally, no employee stock-based compensation cost was recognized in the statement of operations prior to January 1, 2006, as stock options granted under the plans had fixed terms, including an exercise price equal to the market value of the underlying common stock on the date of grant. On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No.123(R), Share-Based Payment (“SFAS 123R”) using the modified prospective method, which requires measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. In December 2005, prior to the adoption of SFAS 123R, the Company accelerated the vesting of all outstanding employee stock options as of December 31, 2005 in order to avoid fair value-based compensation charges for those options in future periods.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value-based method of SFAS 123 to its awards for the purpose of recording expense for stock-based compensation in each period presented (in thousands, except per share data):

	December 31, 2005	January 1, 2005

Net income, as reported	$6,086	$3,865
Add: stock-based compensation expense recognized	148	--
Deduct: total stock-based employee compensation determined under the fair-value-based method for all awards, net of related tax effects	(4,011)	(2,074)
Pro forma net income	$2,223	$1,791

Earnings per common share, as reported:
Basic	$0.17	$0.11
Diluted	$0.17	$0.11

Pro forma earnings per common share:
Basic	$0.06	$0.05
Diluted	$0.06	$0.05

The Company used the Black-Scholes valuation model to calculate the compensation expense related to rights to purchase shares of common stock under the Company’s 2002 Employee Stock Purchase Plan (the “ESPP”) and options to purchase common stock under the Company’s 2003 Stock Option and Incentive Plan (the “2003 Plan”) in fiscal 2006. This is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. For options to purchase common stock granted after the adoption of SFAS 123R, the Company is required to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was Presstek’s historical policy under SFAS 123. An estimated forfeiture rate is calculated based on then-current facts and circumstances at the time the Company grants options to purchase its common stock. For further information regarding the assumptions used in determining stock-based compensation expense related to the Company’s ESPP and options to purchase common stock, see Note 16.

Comprehensive Income

Comprehensive income is comprised of net income, plus all changes in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including any foreign currency translation adjustments, unrealized gains and losses on marketable securities, or changes in derivative values. These changes in equity are recorded as adjustments to Accumulated other comprehensive income (loss) in the Company’s Consolidated Financial Statements. The primary components of Accumulated other comprehensive income (loss) are unrealized gains or losses on foreign currency translation.

Foreign Currency Translation

The Company’s foreign subsidiaries use the local currency as their functional currency. Accordingly, assets and liabilities are translated into U.S. dollars at current rates of exchange in effect at the balance sheet date. The resulting unrealized gains or losses are reported under the caption Accumulated other comprehensive income (loss) in the Company’s Consolidated Financial Statements. Revenues and expenses from these subsidiaries are translated at average monthly exchange rates in effect for the periods in which the transactions occur.

Gains and losses arising from foreign currency transactions are reported as a component of Interest and other income (expense), net in the Company’s Consolidated Statements of Income. The Company reported gains on foreign currency transactions of approximately $165,000 in fiscal 2006, and losses on foreign currency transactions of approximately $3,000 and $133,000 in fiscal 2005 and fiscal 2004, respectively.

Derivatives

The Company entered into interest rate swap agreements with its lenders in October 2003, which were intended to protect the Company’s long-term debt against fluctuations in LIBOR rates. Under the interest rate swaps LIBOR was set at a minimum of 1.15% and a maximum of 4.25%. Because the interest rate swap agreement did not qualify as a hedge for accounting purposes under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and related amendments, including SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), the Company recorded a reduction to interest expense of $40,000, $28,000 and $133,000 in fiscal 2006, fiscal 2005 and fiscal 2004, respectively, to mark these interest rate swap agreements to market. The adjustment to fair value of the interest rate swap agreement was recorded in other income (expense).

Earnings (Loss) per Share

Earnings per share is computed under the provisions of SFAS No. 128, Earnings per Share (“SFAS 128”). Accordingly, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For periods in which there is net income, diluted earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period unless the effect is antidilutive. Potential dilutive common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants.

Approximately 1,425,700 and 843,000 options to purchase common stock were excluded from the calculation of diluted earnings per share for fiscal 2006 and fiscal 2005, respectively, as their effect would be antidilutive. Approximately 865,000 options and warrants to purchase common stock were excluded from the calculation of diluted earnings per share for fiscal 2004, as their effect would be antidilutive. Warrants had expired as of January 1, 2005.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to current presentation.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by Presstek in the first quarter of fiscal 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. Presstek is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

 In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations and the related financial statement disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The adoption of SAB 108 did not have a material impact on its consolidated results of operations and financial condition.

In fiscal 2006 the Company adopted SFAS No. 151, Inventory Costs (“SFAS 151”), an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing. SFAS 151 amends previous guidance regarding treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this Statement requires that the allocation of fixed production overheads to the cost of the production be based on normal capacity of the production facilities. The adoption of SFAS 151 did not have a material impact on the Company.

In fiscal 2006, the Company adopted Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. There was no financial statement impact in 2006.

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

 In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in fiscal 2008. Presstek is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted, provided the company also elects to apply the provisions of SFAS 157. Presstek is currently evaluating the effect that the adoption of SFAS 159 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

3. DISCONTINUED OPERATIONS

The Company accounts for its discontinued operations under the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, (SFAS 144). Accordingly, results of operations and the related charges for discontinued operations have been classified as “Loss from discontinued operations, net of income taxes” in the accompanying Consolidated Statements of Income. Assets and liabilities of discontinued operations have been reclassified and reflected on the accompanying Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations”. For comparative purposes, all prior periods presented have been reclassified on a consistent basis.

Precision Lithograining Corp. - Analog Newspaper Business
On December 28, 2006, the Audit Committee of the Company’s Board of Directors ratified a plan submitted by management to terminate production in South Hadley, Massachusetts of Precision-branded analog plates used in newspaper applications.

Results of operations of the discontinued analog newspaper business of Precision consist of the following (in thousands, except per-share data):

	December 30, 2006	December 31, 2005	January 1, 2005
Revenue	$10,816	$15,006	$8,398
Loss before income taxes	(2,267)	(825)	(1,036)
Provision (benefit) for income taxes	(771)	10	34
Loss from discontinued operations	(1,496)	(835)	(1,070)
Loss from disposal of discontinued operations, net of tax benefit of $915 for the year ended December 30, 2006	(1,777)	--	--
Net loss from discontinued operations	$(3,273)	$(835)	$(1,070)
Loss per diluted share	$(0.09)	$(0.02)	$(0.03)

As of December 30, 2006, and in accordance with SFAS 144 and SFAS 142, the Company reviewed the potential impairment of long-lived assets associated with the analog newspaper business and goodwill of the Precision reporting unit and determined that impairment charges aggregating $4.0 million were required. Of this amount $2.8 million relates to the impairment of goodwill, $0.3 million relates to the acceleration of depreciation on fixed assets abandoned, $0.6 million relates to the acceleration of amortization on certain intangible assets and $0.3 million relates to the adjustment of inventory on hand to the lower of cost or market. Impairment charges of the reporting unit goodwill resulting from the abandonment of the analog newspaper business are reflected within restructuring and other charges (credits) of continuing operations, and the remaining charges included in the loss from discontinued operations for fiscal 2006.

Assets and liabilities of discontinued operations consist of the following (in thousands):

	December 30, 2006	December 31, 2005

Receivables, net	$1,875	$1,894
Inventories, net	1,446	1,620
Total current assets	$3,321	$3,514

Property, plant and equipment, net	$--	$103
Intangible assets, net	--	671
Total noncurrent assets	$--	$774

Accounts payable	$2,126	$1,085
Accrued expenses	1,581	148
Total current liabilities	$3,707	$1,233

4. BUSINESS ACQUISITIONS

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

As part of this acquisition, the Company paid $5.1 million of transaction costs for legal, audit and other transaction costs, and accrued, as purchase price adjustments, an aggregate of $3.0 million for costs primarily related to the consolidation of ABDick’s Rochester, New York manufacturing operations into the Company’s existing manufacturing facility at its corporate headquarters in Hudson, New Hampshire, and the closing of ABDick’s Niles, Illinois office facility (the “integration cost accruals”). The consolidation of the Rochester, New York manufacturing operations was substantially completed in the third quarter of 2005.

On August 8, 2005, as part of its previously announced plan to achieve cost savings with regard to the ABDick operating segment, Presstek announced that in order to consolidate operations, the Company would close its Niles office facility by December 31, 2005. The Niles facility was closed as planned on December 31, 2005. The Company transferred certain executives of ABDick from the Niles facility to the Company’s headquarters in Hudson. ABDick’s inside sales staff and other limited customer service operations were moved to a new facility in the Chicago, Illinois area. These activities were expected to result in the Company incurring miscellaneous incremental transition expenses (before any expected savings anticipated from the consolidation) aggregating approximately $0.75 million in cash as charges to earnings. In the fiscal 2005 period subsequent to the announcement, the Company recorded $0.3 million of miscellaneous incremental transition expenses, all of which were recorded in the fourth quarter. An additional $0.1 million of expense was recorded in fiscal 2006 as restructuring charges within the Statement of Income to finalize the transition.

In fiscal 2004, the Company had recorded integration cost accruals aggregating $1.5 million. In fiscal 2005, the Company had recorded additional integration cost accruals aggregating $2.4 million, comprised of $2.3 million of additional severance and fringe benefits costs and $0.1 million of lease termination and related costs. In fiscal 2005, the Company performed the analysis required to finalize the purchase price allocation for the ABDick acquisition. As a result of this analysis, the Company identified $0.9 million of excess integration cost accruals and, accordingly, adjusted the amounts recorded to reflect the lower estimated requirements, with a corresponding offset to goodwill. These amounts are reflected in the table below. Of the net $3.0 million accrued for these integration activities, $2.7 million was recorded for severance and related costs primarily for personnel located at the Niles and Rochester facilities and affected by the consolidation of operations and $0.3 million was recorded for costs related to the affected facilities. The Company also expects to invest a total of approximately $1.25 million in capital expenditures relating to facilities used by the operations affected by the consolidation. At December 31, 2005 and December 30, 2006, the Company had recorded $0.4 million and $0.5 million, respectively, of capitalized costs, primarily for the installation of new office space at the Hudson headquarters facility and additional computer hardware and software required to support this transition. All of these accruals and charges relate to and were recorded by the Company’s Presstek operating segment.

A summary of the transaction and the allocation of the purchase price are as follows (in thousands):

Consideration
Net cash paid	$40,000
Transaction costs	5,121
Integration costs	3,029
Total consideration	48,150

Allocation of consideration to assets acquired (liabilities assumed)
Accounts receivable	16,930
Inventories	21,172
Other current assets	646
Property, plant and equipment	1,375
Other noncurrent assets	109
Accounts payable and accrued expenses	(7,472)
Deferred revenue	(8,899)
Fair value of net tangible assets acquired	23,861

Excess of consideration over fair value of net tangible assets acquired	24,289

Allocation of excess consideration to identifiable intangible assets
Trade names (estimated life of 3 years)	2,100
Customer relationships (estimated life of 10 years)	3,800
Software license (estimated life of 3 years)	450
6,350

Allocation of excess consideration to goodwill	$17,939

The weighted average life of the identifiable intangible assets recorded in connection with this transaction is 7.2 years.

The activity related to the Company’s integration cost accruals for the periods subsequent to the acquisition date is as follows (in thousands):

	Fiscal 2006 Activity

	Balance December 31, 2005	Utilization	Currency Translation	Balance December 30, 2006

Severance and fringe benefits	$1,242	$(761)	$6	$487
Lease termination and other costs	95	(71)	--	24
	$1,337	$(832)	$6	$511

	Fiscal 2005 Activity
		Purchase accounting adjustments offset to goodwill
	Balance January 1, 2005	Additions	Reversals - changes in estimate	Utilization	Balance December 31, 2005

Severance and fringe benefits	$795	$2,340	$(380)	$(1,513)	$1,242
Lease termination and other costs	703	75	(504)	(179)	95
	$1,498	$2,415	$(884)	$(1,692)	$1,337

	Fiscal 2004 Activity
	Balance January 3, 2004	Purchase accounting adjustments offset to goodwill	Utilization	Balance January 1, 2005

Severance and fringe benefits	$--	$795	$--	$795
Lease termination and other costs	--	703	--	703
	$--	$1,498	$--	$1,498

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

Financial results of the analog newspaper business of Precision are reported as discontinued operations in the accompanying Consolidated Statements of Income (see Note 3).

The Company did not incur any transaction costs related to the acquisition of Precision. The weighted average life of the identifiable intangible assets recorded in connection with this transaction is 5.8 years.

Pro forma results of operations

The following pro forma results of operations for fiscal 2004 have been prepared as though the acquisitions of ABDick and Precision digital business had occurred on January 4, 2004, the first day of fiscal 2004. This pro forma financial information does not purport to be indicative of the results of operations that would have been attained had the acquisitions been made as of January 4, 2004 or of results of operations that may occur in future periods (in thousands, except per share data):

Fiscal 2004

Revenue	$271,990
Net income from continuing operations	$3,433
Earnings per share from continuing operations (basic)	$0.10
Earnings per share from continuing operations (diluted)	$0.10

5. ACCOUNTS RECEIVABLE, NET OF ALLOWANCES

The components of accounts receivable, net of allowances, in the Consolidated Balance Sheets are as follows (in thousands):

	December 30, 2006	December 31, 2005

Accounts receivable	$56,152	$45,488
Less allowances	(2,994)	(3,294)
	$53,158	$42,194

The activity related to the Company’s allowances for losses on accounts receivable for fiscal 2006, fiscal 2005 and fiscal 2004 is as follows (in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004

Balance at beginning of period	$3,294	$4,304	$1,892
Charged to costs and expenses	391	1,604	2,474
Charged to other accounts:
Purchase accounting adjustments	--	(30)	--
Acquired balance in business combinations	--	--	1,964
Deductions and write-offs	(691)	(2,584)	(2,026)
Balance at end of period	$2,994	$3,294	$4,304

6. INVENTORIES, NET

The components of inventories in the Consolidated Balance Sheets are as follows (in thousands):

	December 30, 2006	December 31, 2005

Raw materials	$3,434	$6,325
Work in process	7,102	8,953
Finished goods	35,514	33,185
	$46,050	$48,463

7. PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, net, in the Consolidated Balance Sheets are as follows (in thousands):

	December 30, 2006	December 31, 2005

Land and improvements	$2,286	$2,241
Buildings and leasehold improvements	29,428	28,902
Production and other equipment	56,462	51,879
Office furniture and equipment	7,263	6,668
Construction in process	1,886	3,882
Total property, plant and equipment, at cost	97,325	93,572
Accumulated depreciation and amortization	(55,131)	(48,425)
Net property, plant and equipment	$42,194	$45,147

Construction in process is primarily related to production equipment not yet placed into service. The amount reported at December 30, 2006 includes $1.4 million related to a new service management system, which is in the implementation phase. The Company is capitalizing all applicable costs in accordance with AICPA Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, and estimates that the total cost of implementation will approximate $1.8 million.

Property, plant and equipment at December 30, 2006 includes $110,000 in equipment and related accumulated depreciation of $38,000 associated with a capital lease.

The Company recorded depreciation expense of $7.0 million, $8.1 million and $7.8 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Under the Company’s financing arrangements (See Note 9), all property, plant and equipment is pledged as security.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill for the fiscal year ended December 30, 2006 are as follows (in thousands):

Balance at January 1, 2005	$18,888
Purchase accounting adjustments for prior period acquisitions	4,201
Balance at December 31, 2005	$23,089
Purchase accounting adjustments for prior period acquisitions	--
Impairment adjustments	(2,809)
Balance at December 30, 2006	$20,280

The impairment of goodwill is discussed in detail in Note 3.

The components of the Company’s identifiable intangible assets are as follows (in thousands):

	December 30, 2006		December 31, 2005
	Cost	Accumulated amortization	Cost	Accumulated amortization

Patents and intellectual property	$11,277	$7,206	$10,840	$6,173
Trade names	2,360	1,776	2,360	1,001
Customer relationships	4,583	1,443	4,641	705
Software licenses	450	325	450	175
License agreements	750	169	750	11
Non-compete covenants	100	48	100	28
Loan origination fees	332	144	332	77
	$19,852	$11,111	$19,473	$8,170

The Company recorded amortization expense for its identifiable intangible assets of $3.0 million, $2.6 million and $1.3 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. As of December 30, 2006, there was $0.7 million of patents not yet in service. Estimated future amortization expense for the Company’s in-service patents and all other identifiable intangible assets recorded by the Company at December 30, 2006, are as follows (in thousands):

Fiscal 2007	$2,252
Fiscal 2008	1,275
Fiscal 2009	1,129
Fiscal 2010	961
Fiscal 2011	744
Thereafter	1,664

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

These amounts are included in the tables above. The value of the Assets, as well as the rights assigned under the Supply Contract, approximates the $1.8 million in Advances and Receivables.

9. FINANCING ARRANGEMENTS

The components of the Company’s outstanding borrowings at December 30, 2006 and December 31, 2005 are as follows (in thousands):

	December 30, 2006	December 31, 2005

Term loan	$22,500	$29,500
Line of credit	15,000	6,036
Capital lease	72	107
	37,572	35,643
Less current portion	(22,037)	(13,073)

Long-term debt	$15,535	$22,570

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

The Company entered into interest rate swap agreements with its lenders in October 2003, which were intended to protect the Company’s long-term debt against fluctuations in LIBOR rates. Under the interest rate swaps LIBOR was set at a minimum of 1.15% and a maximum of 4.25%. The Company recorded a reduction to interest expense of $40,000, $28,000 and $133,000 in fiscal 2006, fiscal 2005 and fiscal 2004, respectively, to mark these interest rate swap agreements to market.

The Facilities were used to partially finance the ABDick acquisition, and are available to the Company for working capital requirements, capital expenditures, business acquisitions and general corporate purposes.

At December 30, 2006 and December 31, 2005, the Company had outstanding balances on the Revolver of $15.0 million and $6.0 million, respectively, with interest rates of 7.1% and 6.9%, respectively. At December 30, 2006, there were $12.3 million of outstanding letters of credit, thereby reducing the amount available under the Revolver to $17.7 million at that date.

The Term Loan required an initial principal payment of $0.25 million on March 31, 2005, and requires subsequent quarterly principal payments of $1.75 million, with a final settlement of all remaining principal and unpaid interest on November 4, 2009. At December 30, 2006 and December 31, 2005, outstanding balances under the Term Loan were $22.5 million and $29.5 million, respectively, with interest rates of 7.1% and 7.5%, respectively.

On November 23, 2005, the Company acquired equipment of $110,000 qualifying for capital lease treatment under SFAS 13. The lease has a three-year term and expires in November 2008, at which time the Company may purchase the system for a minimal amount. The lease carries an interest rate of 6.95% per year. The equipment is reflected in property, plant and equipment and the current and long-term principal amounts of the lease obligation are included as components of current portion of long-term debt and capital lease obligation and long-term debt and capital lease obligation in the Company’s Consolidated Balance Sheets at December 30, 2006 and December 31, 2005.

The Company’s Revolver and Term Loan principal and capital lease repayment commitments are as follows (in thousands):

2007	$22,037
2008	7,035
2009	8,500

The weighted average interest rate on the Company’s short-term borrowings was 7.1% at December 30, 2006.

Under the terms of the Revolver and Term Loan, the Company is required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA (earnings before interest, taxes, depreciation, amortization and restructuring and other charges) and minimum fixed charge coverage covenants. At December 30, 2006, the Company was in compliance with all financial covenants.

10. ACCRUED EXPENSES

The components of the Company’s accrued expenses in the Consolidated Balance Sheets at December 30, 2006 and December 31, 2005 are as follows (in thousands):

	December 30, 2006	December 31, 2005

Accrued payroll and employee benefits	$5,642	$8,184
Accrued warranty	1,729	1,481
Accrued integration costs	511	1,337
Accrued restructuring and other charges	233	482
Accrued royalties	276	344
Accrued income taxes	--	312
Other	2,080	4,430
	$10,471	$16,570

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

Product warranty activity in fiscal 2006, fiscal 2005 and fiscal 2004 is as follows (in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004

Balance at beginning of period	$1,481	$1,466	$935
Accruals for warranties	3,400	1,558	1,109
Assumed warranty liabilities - business acquisitions	--	--	795
Utilization of accrual for warranty costs	(3,152)	(1,543)	(1,373)
Balance at end of period	$1,729	$1,481	$1,466

Accruals for warranties increased in 2006 as the Company experienced quality issues related to the Vector TX52 and AnthemPro plates.

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

The components of deferred revenue are as follows (in thousands):

	December 30, 2006	December 31, 2005

Deferred service revenue	$7,505	$7,951
Deferred product revenue	396	628
	$7,901	$8,579

12. RESTRUCTURING AND OTHER CHARGES (CREDITS)

A summary of restructuring and other charges follows:

	December 30, 2006	December 31, 2005	January 1, 2005

Asset impairment - goodwill	$2,809	$--	$--
Impairment of intangible assets - patent defense costs	2,297	--	--
Impairment of other assets	260	--	--
Severance and fringe benefits	115	592	(316)
Executive contractual obligations	--	282	(76)
Total net restructuring and other charges	$5,481	$874	$(392)

In connection with the Company’s 2006 restructuring of the analog newspaper business of Precision Lithograining, as more fully described in Note 3, an impairment review of the Precision reporting unit goodwill was completed using a fair value test and charges totaling $2.8 million were recognized in the accompanying statement of income in fiscal 2006.

Impairment of intangible assets for patent defense costs associated with the Creo matter (Note 20) totaling $2.3 million were recognized as expense in fiscal 2006 as the Company determined that the future economic benefits of the patent were not assured of being increased.

Impairment of other assets of $0.3 million was recognized in fiscal 2006 as the Company determined that rights acquired under a product technology arrangement were impaired due to commercialization uncertainty.

In 2006, the Company also recognized charges of $0.5 million primarily for severance costs related to workforce reductions and merger-related professional fees. In addition, the reduction of approximately $0.4 million of previously established accruals at the Presstek segment were recorded in income in 2006 due mainly to changes in the scope of previously announced severance programs. At December 30, 2006, remaining accrual balances of $0.2 million related to severance programs involving 10 manufacturing and administrative positions at the Presstek segment.

In 2005, the Company recognized charges of approximately $1.0 million related to severance costs, executive and other contractual obligations, and a settlement with previously terminated employees in the Presstek business segment. Also, in 2005 approximately $0.1 million of previously established accruals at the Presstek segment were returned to income due mainly to changes in the scope of previously announced severance programs. The Company accrued for severance and fringe benefit costs relating to the elimination of 14 positions, comprised of five technical and customer support positions, five manufacturing positions and four management and support positions. At December 31, 2005, ten employees had been terminated under this plan.

In fiscal 2004, the Company returned approximately $0.4 million of previously established accruals to income due to fewer employee separations than originally planned associated with prior restructuring actions.

The activity for fiscal 2006, fiscal 2005 and fiscal 2004 related to the Company’s restructuring and other expense accruals is as follows (in thousands):

	Fiscal 2006 Activity
	Balance December 31, 2005	Charged to Expense	Reversals	Utilization	Balance December 30, 2006

Severance and fringe benefits	482	324	(390)	(183)	233
	$482	$324	$(390)	$(183)	$233

	Fiscal 2005 Activity
	Balance January 1, 2005	Charged to Expense	Reversals	Utilization	Balance December 31, 2005

Executive contractual obligations	$154	$282	$--	$(436)	$--
Severance and fringe benefits	--	700	(108)	(110)	482
	$154	$982	$(108)	$(546)	$482

	Fiscal 2004 Activity
	Balance January 3, 2004	Charged to Expense	Reversals	Utilization	Balance January 1, 2005

Executive contractual obligations	$699	$--	$(76)	$(469)	$154
Severance and fringe benefits	356	--	(316)	(40)	--
	$1,055	$--	$(392)	$(509)	$154

The Company anticipates that payments related to the above restructuring actions will be completed in 2007.

13. INTEREST AND OTHER INCOME AND EXPENSE

The components of Interest and other income (expense), net, in the Company’s Consolidated Statements of Income are as follows (in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004

Interest expense	$(2,364)	$(2,459)	$(923)
Interest income	119	130	318
Other income (expense), net	419	109	(265)
	$(1,826)	$(2,220)	$(870)

In the third quarter of fiscal 2006, the Company received certain unclaimed funds from the former ABDick estate and settled various other open items with the ABDick estate, realizing a net gain of $0.3 million after legal costs. This gain is included in Other income (expense), net, in the table above for fiscal 2006. The amount reported as Other income (expense), net, for fiscal 2006 also includes $0.2 for gains on foreign currency transactions. The amounts reported as Other income (expense), net, for fiscal 2005 and fiscal 2004 primarily relate to gains or losses on foreign currency transactions.

14. INCOME TAXES

For the fiscal years ended December 30, 2006, December 31, 2005, and January 1, 2005, income before income taxes from continuing operations includes the following components (in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004

U.S.	$3,198	$7,603	$4,990
Foreign	(824)	482	111
	$2,374	$8,085	$5,101

For the fiscal years ended December 30, 2006, December 31, 2005, and January 1, 2005, the components of provision (benefit) for income taxes from continuing operations were as follows (in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004

Current:
Federal	$129	$175	$40
State	545	176	6
Foreign	37	218	--
	$711	$569	$46

Deferred:
Federal	(10,274)	475	96
State	(802)	120	24
Foreign	(278)	--	--
	(11,354)	595	120
Provision for income taxes	$(10,643)	$1,164	$166

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004

Federal statutory tax rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	(7.2)	3.6	0.6
Alternative minimum tax	--	2.2	0.8
Other	(2.5)	0.7	(0.7)
Change in valuation allowance	(472.6)	(26.1)	(31.4)
	(448.3)%	14.4%	3.3%

In fiscal 2006, the Company recognized a tax benefit of approximately $1.7 million associated with the loss from discontinued operations. The Company also recognized approximately $0.1 million as an increase to additional paid in capital as a result of current year tax benefits from excess tax deductions from stock-based compensation.

Deferred Income Taxes

Deferred income taxes result from net operating loss carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes. Principal components of deferred income taxes as of December 30, 2006, December 31, 2005, and January 1, 2005 were:

	December 30, 2006	December 31, 2005	January 1, 2005

Deferred tax assets
Net operating loss carryforwards	$5,751	$26,500	$29,000
Tax credits	3,757	5,300	4,900
Warranty provisions, litigation and other accruals	4,162	5,900	4,400
Gross deferred tax assets	13,670	37,700	38,300
Valuation allowance	(261)	(35,700)	(34,200)
Total assets	13,409	2,000	4,100

Deferred tax liabilities
Amortizable and depreciable assets	(136)	(715)	(320)
Accumulated depreciation and amortization	(1,596)	(2,000)	(3,900)
Total liabilities	(1,732)	(2,715)	(4,220)

Net deferred tax assets (liabilities)	$11,677	$(715)	$(120)

On December 30, 2006, the Company recognized through its tax provision, a $11.2 million reversal of its U.S. deferred tax asset valuation allowance.  In assessing the ability to realize its deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized based on available positive and negative evidence. The Company considered historical book income, the scheduled reversal of deferred tax liabilities, and projected future book and taxable income in making this assessment. Based upon a detailed analysis of historical and expected book and taxable income, the Company determined that it is more likely than not that certain U.S. deferred tax assets for which a valuation allowance had been previously recorded will be realized in the future. The valuation allowance of $261,000 as of December 30, 2006 relates to certain federal research and development credit carryforwards for which the Company has determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should continue to be maintained.

At December 30, 2006, the Company had federal net operating loss carryforwards of approximately $74.3 million which will expire from 2008 to 2026. Approximately $60.7 million of our net operating loss carryforwards was generated from excess tax deductions from stock-based compensation, the tax benefit of which (approximately $20.6 million) will be credited to additional paid-in-capital when the deductions reduce current taxes payable. Upon the adoption of FAS 123(R), the Company netted its deferred tax asset and the related valuation allowance for the net operating loss carryforward generated from excess tax deductions from stock-based compensation.

At December 30, 2006 the Company had federal research and development credit carryforwards of approximately $3.1 million. The net operating loss and credit carryforwards will expire at various dates through 2022, if not utilized.

The Company’s ability to utilize its net operating loss and credit carryforwards may be limited in the future if the company experiences an ownership change, as defined by the Internal Revenue Code. An ownership change occurs when the ownership percentage of 5% or greater stockholders changes by more than 50% over a three year period.

At December 30, 2006, the Company had a net operating loss approximating $0.9 million from its European operations headquarted in the United Kingdom. The loss carryforward can be carried forward indefinitely.

The cumulative amount of undistributed earnings of foreign subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $0.3 million at December 30, 2006.

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

On December 31, 2005, the Company accelerated the vesting of all unvested outstanding options to purchase common stock previously issued to directors and employees, including officers. This action mitigated approximately $1.3 million in pre-tax compensation expense in fiscal 2006 and $0.7 million thereafter related to these options. Under the pro forma disclosure requirements of SFAS 123, the Company recognized approximately $4.0 million of stock-based compensation in fiscal 2005, including the expense relating to the accelerated vesting of stock options.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective method, which requires measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. As a result, the Company recorded approximately $106,000 of stock-based compensation expense related to its ESPP in fiscal 2006. In addition, the Company recorded approximately $268,000 of stock-based compensation expense in fiscal 2006 related to stock options issued in the third quarter of fiscal 2006 under the 2003 Plan. These amounts are included as a component of General and administrative expense in the Company’s Consolidated Statements of Operations for the fiscal year ended December 30, 2006. At December 30, 2006, there was $0.4 million of unrecognized stock compensation expense.

The Company has equity incentive plans that are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee oversees and approves which employees receive grants, the number of shares or options granted and the exercise prices of the shares covered by each grant.

Stock Incentive Plans

The 1998 Stock Incentive Plan (the “1998 Incentive Plan”) provides for the award of stock options, restricted stock, deferred stock, and other stock based awards to officers, directors, employees, and other key persons (collectively “awards”). A total of 3,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan. Any future options granted under the 1998 Incentive Plan will become exercisable upon the earlier of a date set by the Board of Directors or Committee at the time of grant or the close of business on the day before the tenth anniversary of the stock options’ date of grant. Any future options granted as incentive stock options, or ISO’s, become exercisable the day before the fifth anniversary of the date of grant. At December 30, 2006, there were 1,220,150 options outstanding and 1,338,875 shares available for future grants under the 1998 Incentive Plan. The options will expire at various dates as prescribed by the individual option grants.

The 2003 Stock Option and Incentive Plan (the “2003 Plan”) provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including those directors who are not an employee or officer of the Company, such directors being referred to as Non-Employee Directors), consultants and advisors of the Company and its subsidiaries. The 2003 Plan provides for an automatic annual grant of 7,500 stock options to all active Non-Employee Directors. A total of 2,000,000 shares of common stock, subject to anti-dilution adjustments, has been reserved under this plan. Any future options granted under the 2003 Plan will become exercisable at such times and subject to such terms and conditions as the Board of Directors or Committee may specify at the time of each grant. At December 30, 2006, there were 1,015,033 options outstanding and 914,567 shares available for future grants under the 2003 Plan. The options will expire at various dates as prescribed by the individual option grants.

The Company had previously adopted equity incentive plans that had expired as of December 30, 2006 and, accordingly, no future grants may be issued under these plans. These plans include the 1991 Stock Option Plan (the “1991 Plan”), which expired on August 18, 2001; the 1994 Stock Option Plan (the “1994 Plan”), which expired on April 8, 2004; and the 1997 Interim Stock Option Plan (the “1997 Plan”), which expired on September 22, 2002. At December 30, 2006 there were 45,900 options outstanding under the 1991 Plan, 569,967 options outstanding under the 1994 Plan and 77,800 options outstanding under the 1997 Plan.

Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan (the “ESPP”) is designed to provide eligible employees of the Company and its participating U.S subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three-month offering period, whichever is lower. All employees of the company or participating subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the Company’s common stock are eligible to participate in the ESPP. A total of 950,000 shares of the Company’s common stock, subject to adjustment, have been reserved for issuance under this plan. In fiscal 2006, fiscal 2005 and fiscal 2004, approximately 57,000, 36,000 and 23,000 shares were issued, respectively, under the ESPP. The 2006 and 2005 amounts include approximately 16,000 and 8,600 shares in transit at December 30, 2006 and December 31, 2005, respectively. These shares were issued on January 3, 2007 and January 4, 2006, respectively. At December 30, 2006, there were approximately 769,000 shares available for issuance under this plan.

Director Stock Option Plan

The Company’s Non-Employee Director Stock Option Plan (the “Director Plan”) provided for the issuance of options to purchase 5,000 shares of the Company’s common stock upon being named a Director of the Company and the automatic issuance, in January of each year, of options to purchase 2,500 shares of the Company’s common stock, to each non-employee Director of the Company, with exercise prices equal to the fair market value of the stock at the date of grant. Options granted under this plan became exercisable one year from the date of grant and will terminate five years from the date of grant. At December 30, 2006, there were 27,500 options outstanding under the Director Plan. This Plan expired on December 31, 2003 and, accordingly, no future grants may be issued under this plan.

Valuation Assumptions

The fair value of the rights to purchase shares of common stock under the Company’s ESPP was estimated on the commencement date of the offering period using the Black-Scholes valuation model with the following assumptions:

Stock purchase right assumptions	Fiscal 2006

Risk-free interest rate	4.74%
Volatility	52.05%
Expected life (in years)	0.25
Dividend yield	--

Based on the above assumptions, the weighted average fair value of the stock purchase rights under the Company’s ESPP for fiscal 2006 was $1.34.

The fair value of the options to purchase common stock granted in fiscal 2006 under the 2003 Plan was estimated on the respective grant dates using the Black-Scholes valuation model with the following assumptions:

Stock option assumptions	Fiscal 2006

Risk-free interest rate	5.05%
Volatility	57.16%
Expected life (in years)	4.51
Dividend yield	--

Based on the above assumptions, the weighted average fair value of the options to purchase shares of the Company’s common stock granted in fiscal 2006 under the 2003 Plan was $4.62.

The weighted average fair values of options to purchase common stock granted and stock purchase rights granted under the ESPP in fiscal 2005 and 2004 were $4.66 and $5.85, respectively. The fair value of each option to purchase common stock is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Fiscal 2005	Fiscal 2004

Risk-free interest rate	4.55%	3.71%
Volatility	55.05%	63.38%
Expected option life (in years)	4.27	5.10
Dividend yield	--	--

Expected volatilities are based on historical volatilities of Presstek’s common stock. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, the Company’s historical exercise patterns and the ESPP purchase period. The risk-free rate is based on the U.S. Treasury STRIPS (Separate Trading of Registered Interest and Principal of Securities) rate for the period corresponding to the expected life of the options or ESPP purchase period. The expense calculated using the Black-Scholes method is recognized on a straight line basis over the term of the service period.

Stock option activity for fiscal 2004, 2005 and 2006 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value

Outstanding at January 3, 2004	3,452,476	$8.36
Granted	76,750	$10.08
Exercised	(663,450)	$7.53
Canceled/expired	(112,550)	$9.25
Outstanding at January 1, 2005	2,753,226	$8.57
Granted	1,104,667	$8.83
Exercised	(477,654)	$6.51
Canceled/expired	(278,764)	$9.92
Outstanding at December 31, 2005	3,101,475	$8.86
Granted	143,333	$9.12
Exercised	(246,883)	$6.82
Canceled/expired	(41,575)	$11.30
Outstanding at December 30, 2006	2,956,350	$9.01	5.6	$4.5 million
Exercisable at December 30, 2006	2,813,017	$9.00	5.4	$4.5 million

The following table summarizes information about stock options both outstanding at December 30, 2006:

Options Outstanding and Exercisable
			Outstanding			Exercisable
Range of exercise prices			Shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Shares	Weighted average exercise price
$2.88	-	$5.22	127,267	5.4	$4.24	127,267	$4.24
$5.23	-	$6.00	575,400	5.1	$5.27	575,400	$5.27
$6.01	-	$6.75	248,925	5.2	$6.35	248,925	$6.35
$6.76	-	$8.00	340,133	5.5	$7.39	301,800	$7.36
$8.01	-	$10.00	790,325	8.5	$8.98	685,325	$8.88
$10.01	-	$15.00	659,800	3.5	$12.71	659,800	$12.71
$15.01	-	$23.00	214,500	3.4	$16.17	214,500	$16.17
$2.88	-	$23.00	2,956,350	5.6	$9.01	2,813,017	$9.00

In addition to the plans described above, the Company’s Lasertel subsidiary has a stock option plan, the Lasertel, Inc. 2000 Stock Incentive Plan (the “Lasertel Plan”). The Lasertel Plan, as amended in fiscal 2001, provides for the award, to employees and other key individuals of Lasertel and Presstek, of non-qualified options to purchase, in the aggregate, up to 2,100,000 shares of Lasertel’s common stock. Any future options granted under this plan will generally vest over four years, with termination dates ten years from the date of grant. These grants are subject to termination provisions as provided in the Lasertel Plan.

Stock option activity under the Lasertel Plan for fiscal 2004, 2005 and 2006 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value

Outstanding at January 3, 2004	543,437	$0.17
Granted	12,750	$0.15
Exercised	--	$--
Canceled/expired	(312,487)	$0.13
Outstanding at January 1, 2005	243,700	$0.21
Granted	15,000	$0.15
Exercised	(250)	$0.15
Canceled/expired	(8,376)	$0.60
Outstanding at December 31, 2005	250,074	$0.20
Granted	--	$--
Exercised	--	$--
Canceled/expired	(12,874)	$0.15
Outstanding and exercisable at December 30, 2006	237,200	$0.20	4.47	$0.05 million

17. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Presstek is a market-focused high technology company that designs, manufactures and distributes proprietary and non-proprietary solutions to the graphic arts industries, primarily serving short-run, full-color customers. The Company’s operations are organized based on the market application of our products and related services and consist of two business segments: Presstek and Lasertel. The Presstek segment is primarily engaged in the development, manufacture, sale and servicing of our patented digital imaging systems and patented printing plate technologies and related equipment and supplies for the graphic arts and printing industries, primarily serving the short-run, full-color market segment. Lasertel manufactures and develops high-powered laser diodes for sale to Presstek and external customers.

On December 28, 2006, the Audit Committee of the Board of Directors ratified a plan submitted by management to terminate production in South Hadley, Massachusetts of Precision-branded analog plates used in newspaper applications (the “analog newspaper business”), which operated as part of a former Precision segment. See Note 3. The financial information of the analog newspaper business of Precision has been reclassified into “Loss from discontinued operations” in the accompanying Consolidated Statements of Income. As such, the remaining digital operations of the Precision reporting unit have been included as part of the Presstek segment as of December 30, 2006 and prior periods. Selected operating results information for each business segment are as follows (in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004

Revenue
Presstek	$258,936	$255,344	$118,576
Lasertel	11,469	7,760	7,765
Total revenue, including inter-segment	270,405	263,104	126,341
Inter-segment revenue	(4,711)	(3,970)	(4,888)
	$265,694	$259,134	$121,453

Revenues from external customers
Presstek	$258,936	$255,344	$118,576
Lasertel	6,758	3,790	2,877
	$265,694	$259,134	$121,453

Income (loss) from continuing operations
Presstek	$5,310	$13,965	$9,609
Lasertel	(1,110)	(3,660)	(3,638)
	$4,200	$10,305	$5,971

Depreciation and amortization
Presstek	$8,288	$8,374	$6,530
Lasertel	1,629	2,353	2,493
	$9,917	$10,727	$9,023

Capital expenditures and other additions to property, plant and equipment
Presstek
Capital expenditures	$3,391	$3,416	$1,106
Equipment obtained under capital lease	--	110	--
Total Presstek	3,391	3,526	1,106
Lasertel	642	2,684	981
	$4,033	$6,210	$2,087

Intersegment revenues and costs, which originate from the purchase of goods by the Presstek segment that are manufactured by the Lasertel segment, are eliminated from each segment prior to review of segment results by the Company’s management. Accordingly, the amounts of intersegment revenues allocable to each individual segment have been excluded from the table above.

Asset information for the Company’s business segments as of December 30, 2006 and December 31, 2005 is as follows (in thousands):

	December 30, 2006	December 31, 2005

Presstek	$184,510	$169,677
Lasertel	13,504	11,810
	$198,014	$181,487

The Company’s classification of revenue by geographic area is determined by the location of the Company’s customer. The following table summarizes revenue information by geographic area (in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004

United States	$173,585	$159,907	$83,232
United Kingdom	29,744	34,726	7,747
Canada	14,699	14,543	3,849
Germany	8,775	13,138	13,541
Japan	6,168	8,096	6,209
All other	32,723	28,724	6,875
	$265,694	$259,134	$121,453

The Company’s long-lived assets by geographic area are as follows (in thousands):

	December 30, 2006	December 31, 2005

United States	$78,077	$79,462
United Kingdom	894	682
Canada	303	382
	$79,274	$80,526

18. MAJOR CUSTOMERS

No customer accounted for greater than 10% of revenue in either fiscal 2006 or fiscal 2005, or greater than 10% of the Company’s accounts receivable balance at either December 30, 2006 or December 31, 2005.

Revenue generated under the Company’s agreements with Heidelberg and its distributors, Pitman Company, and Kodak and its distributors totaled $12.5 million, $14.8 million and $13.6 million, respectively in fiscal 2004, with accounts receivable balances of $2.4 million, $2.6 million and $3.1 million, respectively, at January 1, 2005.

19. RELATED PARTIES

The Company engages the services of Amster, Rothstein & Ebenstein, a law firm of which a member of the Company’s Board of Directors is a partner. Expenses incurred for services from this law firm were $2.4 million, $0.6 million and $0.2 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Pursuant to his retirement agreement, during fiscal 2004 the Company made payments totaling $100,006 to Richard A. Williams, the Company’s Chief Scientific Officer, who also served as Chairman of the Board of Directors. There were no payments made in either fiscal 2006 or fiscal 2005.

The Company has an accounts receivable from a former executive and director totaling $202,000, resulting from advances made to the individual in a prior year. Although the Company intends to pursue collection of this receivable, it has provided a reserve against this amount in 2002 because of questions concerning its collection. As of December 30, 2006, this receivable remains fully reserved.

20. COMMITMENTS AND CONTINGENCIES

Commitments

The Company conducts operations in certain facilities under long-term operating leases. The Company also leases certain office and other equipment for use in its operations. These leases expire at various dates through 2010, with various options to renew as negotiated between the Company and its landlords. It is expected that in the normal course of business, leases that expire will be renewed or replaced. Rent expense under these leases was $1.7 million in fiscal 2006, $4.2 million in fiscal 2005 and $0.9 million in fiscal 2004.

The Company’s obligations under its non-cancelable operating leases at December 30, 2006 were as follows (in thousands):

Fiscal 2007	$2,463
Fiscal 2008	1,572
Fiscal 2009	872
Fiscal 2010	386

The Company entered into an agreement in fiscal 2000 with Fuji Photo Film Co., Ltd. (“Fuji”), whereby minimum royalty payments to Fuji are required based on specified sales volumes of the Company’s A3 format size four-color sheet-fed press. The agreement provides for total royalty payments to be no less than $6 million and not greater than $14 million over the life of the agreement. As of December 30, 2006, the Company had paid Fuji $6.4 million under the agreement. The Company’s maximum remaining liability under the royalty agreement at December 30, 2006, was $7.6 million.

Contingencies

On October 30, 2006, a chemical was released from a mixing tank into a holding pool at our manufacturing plant in South Hadley, Massachusetts, which caused us to temporarily cease digital and analog aluminum plate manufacturing operations at this location. The chemical release was contained on-site, there were no reported injuries, neighboring properties were not damaged and there were no requirements for soil or groundwater remediation. Digital plate manufacturing was restarted on November 6, 2006. On December 28, 2006, the Audit Committee of the Board of Directors ratified a plan to discontinue newspaper application analog plate production at the facility. In connection with the chemical release, the Company continues to work closely with federal, state, and local agencies regulating public health and the environment to complete a full assessment of the cause and impact of this incident and bring the matter to closure. Expenses associated with and amounts accrued for this incident as of December 30, 2006 are reflected in the financial results of discontinued operations (Note 3). It is possible that costs in excess of amounts accrued may be incurred. At this time, the Company has not ascertained the future liability, if any, associated with a final resolution of this matter.

The Company has change of control agreements with certain of its employees that provide them with benefits should their employment with the Company be terminated other than for cause or their disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time from the date of any change of control of the Company.

From time to time the Company has engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party. In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). Generally, the Company’s liability for these recourse agreements is limited to 9.5% of the amount outstanding. The maximum amount for which the Company was liable to the financial institution for the shortfall payment was approximately $0.2 million at December 30, 2006.

Litigation

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

21. QUARTERLY RESULTS (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)(3)(4)(5)
	(in thousands, except per-share data)
Fiscal 2006
Revenue	$67,327	$70,882	$61,419	$66,066
Gross profit	$20,785	$20,763	$18,044	$19,386
Income from continuing operations	2,978	2,579	(40)	7,500
Income (loss) from discontinued operations	(254)	167	(383)	(2,803)
Net income	$2,724	$2,746	$(423)	$4,697
Earnings per share from continuing operations - basic	0.09	0.07	0.00	0.21
Earnings per share from discontinued operations - basic	(0.01)	0.01	(0.01)	(0.08)
Earnings per share - basic (1)	$0.08	$0.08	$(0.01)	$0.13
Earnings per share from continuing operations - diluted	0.09	0.07	0.00	0.21
Earnings per share from discontinued operations - diluted	(0.01)	0.01	(0.01)	(0.08)
Earnings per share - diluted (1)	$0.08	$0.08	$(0.01)	$0.13

Fiscal 2005
Revenue	$66,097	$65,897	$61,294	$65,846
Gross profit	$20,554	$21,206	$19,740	$20,820
Income from continuing operations	1,047	2,411	1,024	2,439
Income (loss) from discontinued operations	(566)	(72)	(201)	4
Net income	$481	$2,339	$823	$2,443
Earnings per share from continuing operations - basic	0.03	0.07	0.03	0.07
Earnings per share from discontinued operations - basic	(0.02)	(0.00)	(0.01)	0.00
Earnings per share - basic (1)	$0.01	$0.07	$0.02	$0.07
Earnings per share from continuing operations - diluted	0.03	0.07	0.03	0.07
Earnings per share from discontinued operations - diluted	(0.02)	(0.00)	(0.01)	0.00
Earnings per share - diluted (1)	$0.01	$0.07	$0.02	$0.07

(1) Income (loss) per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly income (loss) per share may not equal the total computed for the year.
(2) 2005 amounts reflect the effect of a change in accounting estimate to increase the useful lives of certain property, plant and equipment used by Lasertel from five to seven years. This change reduced depreciation expense by $0.4 million, increased net income by $0.3 million and increased both basic and diluted earnings per share by $0.01.
(3) In the fourth quarter of fiscal 2005, the Company finalized its purchase accounting allocation related to the ABDick acquisition. Adjustments to the acquired balance sheet and to properly reflect integration cost accruals for this acquisition include $0.1 million of increases to accounts receivable, $1.5 million of reductions to inventories, $0.1 million of reductions to other current assets, $0.4 million of increases to accounts payable and $1.2 million of reductions to accrued expenses, including $0.9 million of reversals of integration cost accruals. In accordance with SFAS 141, these adjustments were offset to goodwill.
(4) In the fourth quarter of fiscal 2006, the Company recognized an expense of $2.8 million associated with the impairment of goodwill as a result of applying SFAS 144 and 142.
(5) In the fourth quarter of fiscal 2006, the Company recorded an expense of $2.3 million relating to the impairment of intangible assets relating to patent defense costs as the Company determined that the future economic benefits of the patent were not assured of being increased.

PRESSTEK, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at	Charged to	Charged to		Deductions	Balance at
	beginning	costs and	other		and	end
	of period	expenses	accounts		write-offs	of period

Allowance for losses on accounts receivable
Fiscal year
2006	$3,294	$391	$-		$(691)	$2,994
2005	$4,304	$1,604	$(30)	(1)	$(2,584)	$3,294
2004	$1,892	$2,474	$1,964	(2)	$(2,026)	$4,304

Reserves for excess and obsolete inventory
Fiscal year
2006	$16,507	$1,346	$-		$(3,858)	$13,995
2005	$17,707	$2,912	$(3,074)	(1)	$(1,038)	$16,507
2004	$4,217	$205	$13,716	(2)	$(431)	$17,707

(1) Purchase accounting adjustments
(2) Acquired balance in business combinations

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of December 30, 2006, the Company’s disclosure controls and procedures were not effective because of the material weakness identified as of such date discussed below. Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2006, based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A significant deficiency means a deficiency in the design or operation of internal control that adversely affects the Company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will occur and not be detected.

A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will occur and not be detected by management before the financial statements are published. In its assessment of the effectiveness in internal control over financial reporting as of December 30, 2006, the Company determined that there was a control deficiency that constituted a material weakness, as described below.

The Company did not maintain a sufficient complement of personnel with the appropriate level of accounting knowledge, experience, and training in the application of U.S. generally accepted accounting principles to analyze, review, and monitor accounting for transactions that are significant or non-routine. As a result, the Company did not prepare adequate contemporaneous documentation that would provide a sufficient basis for an effective evaluation and review of the accounting for transactions that are significant or non-routine. This material weakness resulted in errors in the preliminary December 30, 2006 consolidated financial statements and more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

Due to the material weakness described above, management has concluded that our internal control over financial reporting was not effective as of December 30, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 30, 2006 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on page 102.

 (c) Remediation Plan for Material Weakness in Internal Control over Financial Reporting

The Company is in the process of developing and implementing a remediation plan to address the material weakness described above. The Company has taken the following actions to improve internal control over financial reporting:

•	A new Senior Vice President and Chief Financial Officer was appointed, effective February 28, 2007.

•
The Audit Committee of the Board of Directors, effective April 3, 2007, established a Financial Reporting Task Force to immediately develop a corrective action plan to ensure full remediation of the material weakness. This task force will report directly to the Audit Committee and be led by the Senior Vice President & Chief Financial Officer.

•	The Senior Vice President and Chief Financial Officer has been authorized to engage third party professionals to advise the Company in connection with the remediation of existing deficiencies.

•	During March 2007, a new Financial Reporting Manager was appointed to manage all SEC related activities including accounting guidance and periodic reporting.

•
Since December 30, 2006, the Finance organization has been strengthened by the addition of four personnel in the Financial Analysis and General Accounting areas. The Company plans to continue to enhance the staffing and competency level within the Finance organization.

•
A Director of Internal Audit position, reporting directly to the Audit Committee, will be filled as quickly as possible. In addition to other duties, this position will be responsible for reviewing and validating compliance with all remedial actions.

In addition, the following are specific remedial actions to be taken for matters related to accounting for significant or non-routine transactions:

•
Require all significant or non-routine transactions to be thoroughly researched, analyzed, and documented by qualified accounting personnel, and to provide for complete review of the resulting proposed accounting treatment by the Principal Accounting Officer prior to recording the transactions. In addition, all major transactions will require the additional review and approval of the Senior Vice President & Chief Financial Officer.

•	In addition to the review performed by the Company’s management, implement an additional review by subject matter experts for complex accounting estimates and accounting treatments, where appropriate.

•	Develop and implement focused monitoring controls and other procedures in the Internal Audit organization.

In light of the aforementioned material weakness, management conducted a thorough review of all significant or non-routine transactions for the year ended December 30, 2006. As a result of this review, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the year ended December 30, 2006 fairly present in all material respects the financial condition and results of operations for the Company in conformity with U.S. generally accepted accounting principles.

We anticipate the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting and will, over time, address the material weakness identified as of December 30, 2006.  However, because the remedial actions relate to the hiring of additional personnel and many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these controls for, at least, several quarters may be required prior to management being able to conclude that the material weakness has been remediated.

(d) Changes in Internal Control Over Financial Reporting

During the quarter ended December 30, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Presstek, Inc.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A(b), that Presstek, Inc. did not maintain effective internal control over financial reporting as of December 30, 2006, because of the effect of the material weakness identified in management's assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Presstek, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Presstek, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment: The Company did not maintain a sufficient complement of personnel with the appropriate level of accounting knowledge, experience, and training in the application of U.S. generally accepted accounting principles to analyze, review, and monitor accounting for transactions that are significant or non-routine. As a result, the Company did not prepare adequate contemporaneous documentation that would provide a sufficient basis for an effective evaluation and review of the accounting for transactions that are significant or non-routine. This material weakness resulted in errors in the preliminary December 30, 2006 consolidated financial statements and more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheet as of December 30, 2006 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income and cash flows for the year ended December 30, 2006 of Presstek, Inc.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated April 24, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Presstek, Inc. did not maintain effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Presstek, Inc. has not maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Boston, Massachusetts
April 24, 2007

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The policies comprising the Company’s code of ethics are set forth in the Company’s Code of Business Conduct and Ethics. These policies satisfy the SEC’s requirements for a “code of ethics,” and apply to all directors, officers and employees. The Code of Business Conduct and Ethics can be found on the Company’s website at www.presstek.com.

The remaining information required by this item will be set forth under the captions “Election of Directors”, “Board of Directors Meetings and Committees”, “Board of Directors and Committee Independence”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive proxy statement that the Company expects to file with the Securities Exchange Commission within 120 days of the fiscal year ended December 30, 2006 for the Annual Meeting of Stockholders to be held on June 7, 2007 (the “Proxy Statement”) and such information is incorporated herein by reference.

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

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth under the captions “Ratification of Selection of Auditors” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in the Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The consolidated financial statements of the Company are listed in the index under Part II, Item 8, of this Annual Report on Form 10-K.

(2) Financial Statement Schedule

The following financial statement schedule is filed as part of this report under Schedule II (Valuation and Qualifying Accounts and Reserves) for the 2004 - 2006 fiscal years. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is contained in the consolidated financial statements, or notes thereto, included herein.

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
Date: April 24, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edward J. Marino	President, Chief Executive Officer and Director	April 24, 2007
Edward J. Marino

/s/ Gerald N. Herman	Vice-President and Corporate Controller	April 24, 2007
Gerald N. Herman	(Principal Accounting Officer)

/s/ John W. Dreyer	Chairman of the Board	April 24, 2007
John W. Dreyer

/s/ Daniel S. Ebenstein	Director	April 24, 2007
Daniel S. Ebenstein, Esq.

/s/ Dr. Lawrence Howard	Director	April 24, 2007
Dr. Lawrence Howard

/s/ Michael d. Moffitt	Director	April 24, 2007
Michael D. Moffitt

/s/ Brian Mullaney	Director	April 24, 2007
Brian Mullaney

/s/ Steven N. Rappaport	Director	April 24, 2007
Steven N. Rappaport

/s/ Donald C. Waite, III	Director	April 24, 2007
Donald C. Waite, III

Exhibit Number	Description

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
2(a)
Stock Purchase Agreement among Presstek, Inc., Precision Lithograining, Inc. and SDK Realty Co. dated June 2, 2004 (Previously filed as Exhibit 2.1 to Presstek’s Form 8-K filed on July 30, 2004, hereby incorporated by reference)

2(b)
Asset Purchase Agreement among Presstek, Inc., Silver Acquisitions Corp., Paragon Corporate Holdings, Inc., A.B. Dick Company, A.B. Dick Company of Canada, Ltd. And Interactive Media Group, Inc., dated July 13, 2004 (Previously filed as Exhibit 2.1 to Presstek’s Form 8-K filed on July 13, 2004, hereby incorporated by reference)

2(c)
Second Amendment to Asset Purchase Agreement between the Company and A.B. Dick Company dated November 5, 2004 (Previously filed as Exhibit 2.1 to Presstek’s Form 8-K filed on November 12, 2004, hereby incorporated by reference)

2(d)
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

10(g)**	1991 Stock Option Plan. (Previously filed as an exhibit to Presstek’s Annual report on Form 10-K for the fiscal year ended December 31, 1991, hereby incorporated by reference.)
10(h)**	1994 Stock Option Plan. (Previously filed as an exhibit to Presstek’s Annual report on Form 10-K for the fiscal year ended December 31, 1994, hereby incorporated by reference.)
10(i)**	Non-Employee Director Stock Option Plan. (Previously filed as Exhibit 10.0 to Presstek’s Form 10-K for the fiscal year ended January 2, 1999, filed March 2, 1999, hereby incorporated by reference.)

Exhibit Number	Description

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

10(m)*
Master Supply and Distribution Agreement by and between Presstek, Inc. and Xerox Corporation dated September 22, 2000. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000, hereby incorporated by reference.)

10(n)
Amended Master Supply and Distribution Agreement by and between Presstek, Inc. and Xerox Corporation dated May 11, 2001. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed August 14, 2001, hereby incorporated by reference.)

10(o)*
Agreement between Presstek, Inc. and Adamovski Strojírny a.s. dated as of April 24, 2001. (Previously filed as Exhibit 10.2 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed August 14, 2001 hereby incorporated by reference.)

10(p)*
Settlement Agreement made as of July 13, 2001 by and between Heidelberger Druckmaschinen Aktiengesellschaft and Presstek, Inc. (Previously filed as Exhibit 10.3 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001, filed November 13, 2001, hereby incorporated by reference.)

10(q)*
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

10(r)**
Resignation Agreement and General Release by and between Presstek, Inc. and Neil M. Rossen, dated November 14, 2001 and effective as of December 31, 2001. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002, filed May 14, 2002, hereby incorporated by reference.)

10(s)**
Separation Agreement by and between Presstek, Inc. and Robert W. Hallman dated as of April 26, 2002, and effective as of April 30, 2002. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, filed August 13, 2002, hereby incorporated by reference.)

10(t)*
Agreement for Manufacture & Sale of “Sun Press” between Presstek, Inc. and Ryobi Limited, dated as of April 5, 2002. (Previously filed as Exhibit 10.4 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, filed on August 13, 2002, hereby incorporated by reference.)

10(u)**
2002 Employee Stock Purchase Plan of Presstek, Inc. (Previously filed as Exhibit 4.3 to Presstek’s Registration Statement on Form S-8 filed with the Commission on August 9, 2002, hereby incorporated by reference.)

10(v)**
Description of Presstek’s Non-Employee Director Compensation Arrangements approved by Presstek’s Board of Directors on July 17, 2002 and amended by Presstek’s Board of Directors on December 17, 2002. (Previously filed as Exhibit 10(hh) to Presstek’s Form 10-K for the fiscal year ended December 28, 2002, filed March 28, 2003, hereby incorporated by reference.)

Exhibit Number	Description

10(w)**
Retirement Agreement by and between Presstek, Inc. and Richard A. Williams dated January 7, 2003. (Previously filed as Exhibit 10(ll) to Presstek’s Form 10-K for the fiscal year ended December 28, 2002, filed March 28, 2003, hereby incorporated by reference.)

10(x)
Distribution Agreement by and between Presstek, Inc. and Kodak Polychrome Graphics LLC dated March 18, 2003. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003, filed May 13, 2003, hereby incorporated by reference.)

10(y)
Restated Amended Master Supply and Distribution Agreement by and between Presstek, Inc. and Xerox Corporation dated March 18, 2003. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003, filed May 13, 2003, hereby incorporated by reference.)

10(z)**
2003 Stock Option and Incentive Plan of Presstek, Inc. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, filed August 12, 2003, hereby incorporated by reference.)

10(aa)*
OEM Consumables Supply Agreement by and between Presstek, Inc. and Heidelberg Druckmaschinen, AG., dated July 1, 2003. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)

10(bb)*
OEM Consumables Supply Agreement by and between Presstek, Inc. and Heidelberg U.S.A., Inc. dated July 1, 2003. (Previously filed as Exhibit 10.2 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)

10(cc)
Credit Agreement by and among Presstek, Inc., Lasertel Inc., Citizens Bank New Hampshire and Keybank National Association dated October 15, 2003. (Previously filed as Exhibit 10.3 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)

10(dd)
Revolving Note dated October 15, 2003 made by Presstek, Inc. in favor of Citizens Bank New Hampshire. (Previously filed as Exhibit 10.4 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)

10(ee)
Revolving Note dated October 15, 2003 made by Presstek, Inc. in favor of Keybank National Association. (Previously filed as Exhibit 10.5 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)

10(ff)
Term Note dated October 15, 2003 made by Presstek, Inc. in favor of Citizens Bank New Hampshire. (Previously filed as Exhibit 10.6 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)

10(gg)
Term Note dated October 15, 2003 made by Presstek, Inc. in favor of Keybank National Association. (Previously filed as Exhibit 10.7 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)

10(hh)
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

10(jj)
Security Agreement by and between Lasertel, Inc. and Citizens Bank New Hampshire dated October 15, 2003. (Previously filed as Exhibit 10.10 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)

Exhibit Number	Description

10(kk)
Security Agreement (Intellectual Property) by and between Presstek, Inc. and Citizens Bank New Hampshire dated October 15, 2003. (Previously filed as Exhibit 10.11 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)

10(ll)
Security Agreement (Intellectual Property) by and between Lasertel, Inc. and Citizens Bank New Hampshire dated October 15, 2003. (Previously filed as Exhibit 10.12 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)

10(mm)
Mortgage and Security Agreement between Presstek, Inc. and Citizens Bank New Hampshire dated October 15, 2003. (Previously filed as Exhibit 10.13 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)

10(nn)
Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and among Presstek, Inc., First American Title Insurance Company and Citizens Bank New Hampshire dated October 15, 2003. (Previously filed as Exhibit 10.14 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)

10(oo)**
Employment Agreement by and between Presstek, Inc. and Moosa E. Moosa dated December 31, 2003 (Previously filed as Exhibit 10(pp) to Presstek’s Form 10-K for the fiscal year ended January 3, 2004, filed March 18, 2004, hereby incorporated by reference.)

10(pp)
Amendment to Employment Agreement by and between Presstek, Inc. and Moosa E. Moosa dated January 10, 2004 (Previously filed as Exhibit 10(qq) to Presstek’s Form 10-K for the fiscal year ended January 3, 2004, filed March 18, 2004, hereby incorporated by reference.)

10(qq)
Debtor-in-Possession Revolving Credit Agreement by and among A.B. Dick Company, Paragon Corporate Holdings, Inc., KeyBank National Association and Presstek, Inc. dated July 13, 2004 (Previously filed as Exhibit 10.1 to Presstek’s Form 8-K filed on July 13, 2004, hereby incorporated by reference)

10(rr)
Amended and Restated Credit Agreement among the Company, the Guarantors, Citizens Bank New Hampshire, KeyBank National Association and Bank North N.A. dated November 5, 2004 (Previously filed as Exhibit 99.1 to Presstek’s Form 8-K filed on November 12, 2004, hereby incorporated by reference)

10(ss)**
Employment Agreement by and between Presstek, Inc. and Susan A. McLaughlin dated January 24, 2005 (Previously filed as Exhibit 99.1 to Presstek’s Form 8-K, filed January 28, 2005, hereby incorporated by reference.)

10(tt)**
Employment Agreement by and between Presstek, Inc. and Edward J. Marino dated February 2, 2005 (Previously filed as Exhibit 99.1 to Presstek’s Form 8-K , filed February 8, 2005, hereby incorporated by reference.)

10(uu)**
Employment Agreement by and between Presstek, Inc. and Moosa E. Moosa dated February 2, 2005 (Previously filed as Exhibit 99.2 to Presstek’s Form 8-K , filed February 8, 2005, hereby incorporated by reference.)

10(vv)**
Employment Agreement by and between Presstek, Inc. and Michael McCarthy dated February 2, 2005 (Previously filed as Exhibit 10.4 to Presstek’s Form 10-Q, filed May 12, 2005, hereby incorporated by reference.)

10(ww)**
Employment Agreement by and between Presstek, Inc. and Peter E. Bouchard dated July 1, 2005 (Previously filed as Exhibit 99.1 to Presstek’s Form 8-K, filed July 8, 2005, hereby incorporated by reference.)

10(xx)**
Employment Agreement by and between Presstek, Inc. and William C. Keller dated July 27, 2006 (Previously filed as Exhibit 99.1 to Presstek’s Form 8-K, filed July 28, 2006, hereby incorporated by reference.)

Exhibit Number	Description

10(yy)**
Employment Agreement by and between Presstek, Inc. and Jeffrey Cook dated February 27, 2007 (Previously filed as Exhibit 99.1 to Presstek’s Form 8-K, filed March 2, 2007, hereby incorporated by reference.)

21.1	Subsidiaries of the Registrant (filed herewith.)
23.1	Consent of KPMG LLP (filed herewith.)
23.2	Consent of BDO Seidman, LLP (filed herewith.)
31.1	Certification of Chief Executive Officer Pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended (filed herewith.)
31.2	Certification of Chief Financial Officer Pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended (filed herewith.)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith.)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith.)
__________

* The SEC has granted Presstek’s request of confidential treatment with respect to a portion of this exhibit.

** Denotes management employment contracts or compensatory plans.