Form 10-Q
period 2007-03-31
PRESSTEK INC /DE/
filed 2007-05-15
CIK 846876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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
Yes ☐ No ☑

As of May 9, 2007, there were 35,696,768 shares of the Registrant’s Common Stock, $0.01 par value, outstanding.

PRESSTEK, INC.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PRESSTEK, INC.AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)
	March 31,	December 30,
	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$5,711	$9,449
Accounts receivable, net	56,601	53,158
Inventories, net	52,607	46,050
Deferred income taxes	4,416	4,162
Other current assets	3,392	2,600
Assets of discontinued operations	1,685	3,321
Total current assets	124,412	118,740

Property, plant and equipment, net	41,799	42,194
Goodwill	20,280	20,280
Intangible assets, net	8,006	8,741
Deferred income taxes	7,515	7,515
Other noncurrent assets	759	544

Total assets	$202,771	$198,014

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligation	$7,038	$7,037
Line of credit	22,000	15,000
Accounts payable	28,946	27,126
Accrued expenses	11,178	10,471
Deferred revenue	7,943	7,901
Liabilities of discontinued operations	1,393	3,707
Total current liabilities	78,498	71,242

Long-term debt and capital lease obligation, less current portion	13,777	15,535

Total liabilities	92,275	86,777

Commitments and contingencies (See Note 20)

Stockholders' equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized, 35,678,781 and
35,662,318 shares issued and outstanding at March 31, 2007 and
December 30, 2006, respectively	357	357
Additional paid-in capital	109,167	108,769
Accumulated other comprehensive income	136	297
Retained earnings	836	1,814
Total stockholders' equity	110,496	111,237

Total liabilities and stockholders' equity	$202,771	$198,014

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per-share data)
(Unaudited)

	Three months ended
	March 31,	April 1,
	2007	2006

Revenue
Product	$55,236	$55,143
Service and parts	9,916	12,184
Total revenue	65,152	67,327

Cost of revenue
Product	38,946	38,257
Service and parts	7,698	8,285
Total cost of revenue	46,644	46,542

Gross profit	18,508	20,785

Operating expenses
Research and development	1,634	1,545
Sales, marketing and customer support	9,864	8,997
General and administrative	6,254	5,335
Amortization of intangible assets	707	776
Restructuring and other charges	335	-
Total operating expenses	18,794	16,653

Operating income (loss)	(286)	4,132
Interest and other income (expense), net	(897)	(552)

Income (loss) before income taxes	(1,183)	3,580
Provision (benefit) for income taxes	(317)	602

Income (loss) from continuing operations	(866)	2,978
Loss from discontinued operations, net of tax	(112)	(254)

Net income (loss)	$(978)	$2,724

Earnings (loss) per share - basic
Income (loss) from continuing operations	$(0.03)	$0.09
Loss from discontinued operations	$(0.00)	$(0.01)
	$(0.03)	$0.08

Earnings (loss) per share - diluted
Income (loss) from continuing operations	$(0.03)	$0.09
Loss from discontinued operations	$(0.00)	$(0.01)
	$(0.03)	$0.08

Weighted average shares outstanding
Weighted average shares outstanding - basic	35,663	35,438
Dilutive effect of options	-	492
Weighed average shares outstanding - diluted	35,663	35,930

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	March 31,	April 1,
	2007	2006
Operating activities
Net income (loss)	$(978)	$2,724
Add loss from discontinued operations	112	254
Income (loss) from continuing operations	(866)	2,978
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,729	1,755
Amortization of intangible assets	708	776
Restructuring and other charges	335	-
Provision for warranty costs	405	960
Provision for accounts receivable allowances	54	317
Stock compensation expense	306	31
Deferred income taxes	(254)	-
Loss on disposal of assets	30	45
Changes in operating assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(3,734)	(4,511)
Inventories	(6,556)	4,734
Other current assets	(792)	(1,552)
Other noncurrent assets	27	(18)
Accounts payable	1,819	2,032
Accrued expenses	5	(6,221)
Deferred revenue	42	1,019
Net cash provided by (used in) operating activities	(6,742)	2,345

Investing activities
Purchase of property, plant and equipment	(1,330)	(1,306)
Business acquisitions, net of cash acquired	(38)	(332)
Investment in patents and other intangible assets	(3)	(37)
Net cash used in investing activities	(1,371)	(1,675)

Financing activities
Net proceeds from issuance of common stock	92	1,129
Repayments of term loan and capital lease	(1,757)	(1,760)
Net borrowings under line of credit agreement	7,000	964
Net cash provided by financing activities	5,335	333

Cash provided by (used in) discontinued operations
Operating activities	(789)	(684)
Investing activities	-	(49)
Financing activites	-	-
Net cash used in discontinued operations	(789)	(733)

Effect of exchange rate changes on cash and cash equivalents	(171)	33

Net increase (decrease) in cash and cash equivalents	(3,738)	303
Cash and cash equivalents, beginning of period	9,449	5,615
Cash and cash equivalents, end of period	$5,711	$5,918

Supplemental disclosure of cash flow information
Cash paid for interest	$762	$476
Cash paid for income taxes	$163	$245

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements of Presstek, Inc. and its subsidiaries (“Presstek,” the “Company,” “we” or “us”) contain all adjustments, including normal recurring adjustments, necessary to present fairly Presstek’s financial position as of March 31, 2007 and December 30, 2006, its results of operations for the three months ended March 31, 2007 and April 1, 2006 and its cash flows for the three months ended March 31, 2007 and April 1, 2006, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

The results of the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ended December 29, 2007. The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 25, 2007.

The Company’s operations are currently organized into two segments: (i) Presstek and (ii) Lasertel. The Presstek segment is primarily engaged in the development, manufacture, sale and servicing of the Company’s patented digital imaging systems and patented printing plate technologies as well as traditional, analog systems and related equipment and supplies for the graphic arts and printing industries, primarily the short-run, full-color market segment. The Lasertel segment manufactures and develops high-powered laser diodes and related laser products for the Presstek segment and for sale to external customers. Any future changes to this organizational structure may result in changes to the segments currently disclosed.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated.

The Company operates and reports on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the thirteen week periods ended March 31, 2007 (the “first quarter of fiscal 2007” or the “three months ended March 31, 2007”) and April 1, 2006 (the “first quarter of fiscal 2006” or the “three months ended April 1, 2006”).

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

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2007
(Unaudited)

common and dilutive common equivalent shares outstanding during the period unless the effect is antidilutive. Potential dilutive common shares consist of the incremental common shares issuable upon the exercise of stock options.

Approximately 2,275,000 and 791,000 options to purchase common stock were excluded from the calculation of diluted earnings (loss) per share for the three months ended March 31, 2007 and April 1, 2006, respectively, as their effect would be antidilutive.

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

Gains and losses arising from foreign currency transactions are reported as a component of Interest and other income (expense), net in the Company’s Consolidated Statements of Operations. The Company recorded losses on foreign currency transactions of approximately $0.2 million and $0.1 million, respectively, for the three months ended March 31, 2007 and April 1, 2006.

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

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, which was filed with the SEC on April 25, 2007. There were no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2007.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2007
(Unaudited)

Recent Accounting Pronouncements

In fiscal 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which replaces SFAS 123, and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their estimated fair values. The adoption of SFAS 123R did not have a material impact on the consolidated results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was adopted by Presstek in the first quarter of fiscal 2007. The adoption of FIN 48 did not have a material impact on the consolidated results of operations and financial condition.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations and the related financial statement disclosures. SAB 108 was adopted for the fiscal year ending December 30, 2006. The adoption of SAB 108 did not have a material impact on the consolidated results of operations and financial condition.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in fiscal 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted, provided the company also elects to apply the provisions of SFAS 157. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2007
(Unaudited)

2. DISCONTINUED OPERATIONS

The Company accounts for its discontinued operations under the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144). Accordingly, results of operations and the related expenses associated with discontinued operations have been classified as “Loss from discontinued operations, net of tax” in the accompanying Consolidated Statements of Income. Assets and liabilities of discontinued operations have been reclassified and reflected on the accompanying Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations.” For comparative purposes, all prior periods presented have been reclassified on a consistent basis.

Precision Lithograining Corp. - Analog Newspaper Business
On December 28, 2006, the Audit Committee of the Company's Board of Directors ratified a plan submitted by management to discontinue production in South Hadley, Massachusetts of Precision-branded analog plates used in newspaper applications.

Results of operations of the discontinued analog newspaper business of Precision consist of the following (in thousands, except per-share data):

	March 31, 2007	April 1, 2006
Revenue	$195	$3,238
Loss before income taxes	(188)	(258)
Benefit for income taxes	(76)	(4)
Loss from discontinued operations	$(112)	$(254)
Loss per share	$(0.00)	$(0.01)

Assets and liabilities of discontinued operations consist of the following (in thousands):

	March 31, 2007	December 30, 2006

Receivables, net	$1,592	$1,875
Inventories, net	93	1,446
Total current assets	$1,685	$3,321

Accounts payable	$--	$2,126
Accrued expenses	1,393	1,581
Total current liabilities	$1,393	$3,707

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2007
(Unaudited)

3. ACCOUNTS RECEIVABLE, NET

The components of Accounts receivable in the Consolidated Balance Sheets are as follows (in thousands):

	March 31, 2007	December 30, 2006

Accounts receivable	$59,706	$56,152
Less allowances	(3,105)	(2,994)
	$56,601	$53,158

4. INVENTORIES

Inventories include material, direct labor and related manufacturing overhead, and are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Based upon a consideration of quantities on hand, actual and projected sales volume, slow-moving and obsolete inventory is written down to its net realizable value.

The components of Inventories in the Consolidated Balance Sheets are as follows (in thousands):

	March 31, 2007	December 30, 2006

Raw materials	$4,550	$3,434
Work in process	7,451	7,102
Finished goods	40,606	35,514
	$52,607	$46,050

During the three months ended March 31, 2007, the Company disposed of $0.2 million of excess and obsolete inventories. The inventories disposed were primarily comprised of machine components and repair parts relating to technology that is no longer produced or serviced by the Company, and had a net realizable value of $0 as of December 30, 2006.

5. PROPERTY, PLANT AND EQUIPMENT, NET

The components of Property, plant and equipment, net, in the Consolidated Balance Sheets are as follows (in thousands):

	March 31, 2007	December 30, 2006

Land and improvements	$2,286	$2,286
Buildings and leasehold improvements	29,435	29,428
Production and other equipment	56,720	56,462
Office furniture and equipment	7,288	7,263
Construction in process	2,929	1,886
Total property, plant and equipment, at cost	98,658	97,325
Accumulated depreciation	(56,859)	(55,131)
	$41,799	$42,194

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2007
(Unaudited)

Construction in process is generally related to production equipment and information technology systems not yet placed into service. The amount reported at March 31, 2007 includes $2.0 million related to a new service management system, which the Company purchased in the first quarter of fiscal 2006 and is in the process of implementing. The Company is capitalizing all applicable costs in accordance with AICPA Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, and estimates that the total cost of implementation will approximate $2.3 million.

Property, plant and equipment at March 31, 2007 and December 30, 2006 includes $110,000 of office furniture and equipment and related accumulated depreciation of $49,000 and $38,000, respectively, associated with a capital lease.

The Company recorded depreciation expense of $1.7 million and $1.8 million in the first quarters of fiscal 2007 and fiscal 2006, respectively. Under the Company’s financing arrangements (see Note 7), all property, plant and equipment is pledged as security.

6. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of patents, intellectual property, license agreements, loan origination fees and certain identifiable intangible assets resulting from business combinations, including trade names, customer relationships, non-compete covenants and software licenses.

The Company commences amortization of capitalized costs related to either patents or purchased intellectual property at the time the respective asset has been placed into service. At March 31, 2007 and December 30, 2006, the Company had recorded $0.7 million of costs related to patents and intellectual property not yet in service.

The components of the Company’s identifiable intangible assets are as follows (in thousands):

	March 31, 2007		December 30, 2006
	Cost	Accumulated amortization	Cost	Accumulated amortization

Patents and intellectual property	$11,250	$7,454	$11,277	$7,206
Trade names	2,360	1,952	2,360	1,776
Customer relationships	4,583	1,620	4,583	1,443
Software licenses	450	362	450	325
License agreements	750	217	750	169
Non-compete covenants	100	53	100	48
Loan origination fees	332	161	332	144
	$19,825	$11,819	$19,852	$11,111

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2007
(Unaudited)

The Company recorded amortization expense for its identifiable intangible assets of $0.7 million and $0.8 million in the first quarters of fiscal 2007 and fiscal 2006, respectively. Estimated future amortization expense for the Company’s identifiable intangible assets in service at March 31, 2007, is as follows (in thousands):

Remainder of fiscal 2007	$1,680
Fiscal 2008	$1,375
Fiscal 2009	$1,228
Fiscal 2010	$1,047
Fiscal 2011	$792
Fiscal 2012	$500
Thereafter	$697

The carrying amount of goodwill recorded by the Company’s Presstek reporting unit was $20.3 million at March 31, 2007. There have been no changes to this amount since December 30, 2006.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested annually, as of the first business day of the third quarter, for impairment. The Company’s impairment review is based on a fair value test. The Company uses its judgment in assessing whether goodwill may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts may signal that an asset has been impaired. Should the fair value of a reporting unit’s goodwill, as determined by the Company at any measurement date, fall below the carrying value of the respective reporting unit’s net assets, an expense for impairment will be recorded in the period. As a result of the discontinuance of the newspaper analog business of Precision, now part of the Presstek segment, an impairment expense of $2.8 million was recognized by the Company in fiscal 2006. There can be no assurance that goodwill will not become impaired in future periods.

7. FINANCING ARRANGEMENTS

The components of the Company’s outstanding borrowings at March 31, 2007 and December 30, 2006 are as follows (in thousands):

	March 31, 2007	December 30, 2006

Term loan	$20,750	$22,500
Line of credit	22,000	15,000
Capital lease obligation	65	72
	42,815	37,572
Less current portion	(29,038)	(22,037)
Long-term debt	$13,777	$15,535

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

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2007
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

At March 31, 2007 and December 30, 2006, the Company had outstanding balances on the Revolver of $22.0 million and $15.0 million, respectively, with interest rates of 7.07% and 7.1%, respectively. At March 31, 2007, there were $12.3 million of outstanding letters of credit, thereby reducing the amount available under the Revolver to $10.7 million at that date.

The Term Loan requires quarterly principal payments of $1.75 million, with a final settlement of all remaining principal and unpaid interest on November 4, 2009. At March 31, 2007 and December 30, 2006, outstanding balances under the Term Loan were $20.7 million and $22.5 million, respectively, with an interest rate of 7.1%.

The weighted average interest rate on the Company’s short-term borrowings was 7.08% at March 31, 2007.

Under the terms of the Revolver and the Term Loan, the Company is required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA (a non-U.S. GAAP measurement that the Company defines as earnings before interest, taxes, depreciation, amortization, and restructuring and other charges) and minimum fixed charge coverage covenants. At March 31, 2007, the Company was in compliance with all financial covenants.

On November 23, 2005, the Company acquired equipment of $110,000 qualifying for capital lease treatment. The equipment is reflected in property, plant and equipment and the current and long-term principal amounts of the lease obligation are included in current and long-term debt and capital lease obligations in the Company’s Consolidated Balance Sheets.

The Company’s Term Loan principal repayment commitments and capital lease principal repayment commitments are as follows (in thousands):

Remainder of 2007	$27,280
2008	$7,035
2009	$8,500

The amounts above do not reflect interest payments on any outstanding principal balances for the Revolver and Term Loan because the interest rates on these financing arrangements are not fixed.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2007
(Unaudited)

8. ACCRUED EXPENSES

The components of the Company’s accrued expenses in the Consolidated Balance Sheets at March 31, 2007 and December 30, 2006 are as follows (in thousands):

	March 31, 2007	December 30, 2006

Accrued payroll and employee benefits	$4,116	$5,642
Accrued warranty	1,667	1,729
Accrued integration costs	469	511
Accrued restructuring	395	233
Accrued royalties	336	276
Other	4,195	2,080
	$11,178	$10,471

9. ACCRUED WARRANTY

Product warranty activity in the first three months of fiscal 2007 is as follows (in thousands):

Balance at December 30, 2006	$1,729
Accruals for warranties	405
Utilization of accrual for warranty costs	(467)
Balance at March 31, 2007	$1,667

10. DEFERRED REVENUE

The components of deferred revenue are as follows (in thousands):

	March 31, 2007	December 30, 2006

Deferred service revenue	$7,559	$7,505
Deferred product revenue	384	396
	$7,943	$7,901

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2007
(Unaudited)

11. ACCRUED INTEGRATION COSTS

In 2005 and 2004, the Company recorded integration cost accruals related to its 2004 ABDick business acquisition. The activity related to these integration cost accruals for the first three months of fiscal 2007 is as follows (in thousands):

	Balance December 30, 2006	Utilization	Currency Translation	Balance March 31, 2007

Severance and fringe benefits	$487	$(29)	$(4)	$454
Lease termination and other costs	24	(9)	--	15
	$511	$(38)	$(4)	$469

In the third and fourth quarter of fiscal 2006, the Company terminated 25 and 22, respectively, of its ABDick service personnel in North America. As part of the allocation of the ABDick purchase price, the Company had previously accrued certain severance costs related to headcount reductions. The accrual will be utilized as payments are made to these terminated employees. The Company anticipates that the payments for these actions, which approximate $0.2 million, as well as the remaining initiatives related to the business acquisition, will be completed in fiscal 2007.

12. RESTRUCTURING AND OTHER CHARGES

In the first quarter of fiscal 2007, the Company recognized $0.3 million in restructuring and other charges related to severance and separation costs under an employment contract of a former executive.

The activity for the first three months of fiscal 2007 related to the Company’s restructuring accruals is as follows (in thousands):
	Balance December 30, 2006	Charged to expense	Utilization	Reversal- changes in estimate	Balance March 31, 2007

Severance and fringe benefits	$233	$335	$(173)	--	$395

13. STOCK-BASED COMPENSATION

The Company has equity incentive plans that are administered by the Compensation and Stock Plan Committee of the Board of Directors (the “Committee”). The Committee oversees and approves which employees receive grants, the number of shares or options granted and the exercise prices of the shares covered by each grant.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2007
(Unaudited)

The Company’s Employee Stock Purchase Plan (“ESPP”) is designed to provide eligible employees of the Company and its participating U.S. subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three-month offering period, whichever is lower. All employees of the Company or participating subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the Company’s common stock are eligible to participate in the ESPP. A total of 950,000 shares of the Company’s common stock, subject to adjustment, have been reserved for issuance under this plan.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), using the modified prospective method, which requires measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. As a result, the Company recorded approximately $16,000 and $31,000 of stock-based compensation expense related to its ESPP in the first three months of fiscal 2007 and fiscal 2006, respectively. In addition, the Company recorded approximately $0.3 million of stock-based compensation expense in the three months ended March 31, 2007 related to stock options issued under the 2003 Plan. These amounts are included as a component of General and administrative expense in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2007.

Valuation Assumptions

The fair value of the rights to purchase shares of common stock under the Company’s ESPP was estimated on the commencement date of the offering period using the Black-Scholes valuation model with the following assumptions:
	Three months ended	Three months ended
	March 31, 2007	April 1, 2006

Risk-free interest rate	4.74%	4.40%
Volatility	48.15%	53.13%
Expected life (in years)	0.25	0.25
Dividend yield	--	--

Based on the above assumptions, the fair values of each stock purchase right under the Company’s ESPP for the first quarter of fiscal 2007 was $1.14.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2007
(Unaudited)

The fair value of the options to purchase common stock granted in the first quarter of fiscal 2007 under the 2003 Plan was estimated on the respective grant dates using the Black-Scholes valuation model with the following assumptions:

Three months ended
March 31, 2007

Risk-free interest rate	4.45%
Volatility	48.52%
Expected life (in years)	4.54
Dividend yield	--

Based on the above assumptions, the weighted average fair value of each option to purchase a share of the Company’s common stock granted in the first quarter of fiscal 2007 under the 2003 Plan was $2.78.

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

Stock Option Activity

Stock option activity for the three months ended March 31, 2007 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 30, 2006	2,956,350	$9.01
Granted	483,333	$6.09
Exercised	0	$0.00
Canceled/expired	(324,775)	$7.65
Outstanding at March 31, 2007	3,114,908	$8.69	5.66	$ 0.7 million

Exercisable at March 31, 2007	2,529,908	$9.12	4.78	$ 0.7 million

During the three months ended April 1, 2006, the total intrinsic value of stock options exercised was $0.8 million. There were no options exercised during the three month period ending March 31, 2007.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2007
(Unaudited)

14. INTEREST AND OTHER INCOME (EXPENSE)

The components of Interest and other income (expense), net, in the Company’s Consolidated Statements of Income are as follows (in thousands):

	Three months ended
	March 31, 2007	April 1, 2006

Interest income	$8	$27
Interest expense	(762)	(476)
Other income (expense), net	(143)	(103)
	$(897)	$(552)

The amounts reported as Other income (expense), net, also include $0.2 million and $0.1 million, respectively, for losses on foreign currency transactions for the three months ended March 31, 2007 and April 1, 2006.

15. INCOME TAXES

The Company’s effective tax rate is 27% for the three months ended March 31, 2007, and 17% for the three months ended April 1, 2006. During the fourth quarter of 2006, the Company reversed its deferred tax asset valuation allowance. This valuation allowance previously had the effect of reducing our tax rate for 2006 due to the tax rate benefits associated with utilization of net operating loss carryforwards. The Company’s effective tax rate differs from the U.S. federal statutory rate of 35% for the first three months of 2007 and is primarily attributable to a change in estimate related to an uncertain tax position.

Effective December 31, 2006, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. There was no cumulative impact of adopting FIN 48 charged or credited to the opening balance of retained earnings.

As of March 31, 2007, we are subject to examination in the U.S. federal tax jurisdiction for the 1995-2006 tax years. We are also subject to examination in various state and foreign jurisdictions for the 2004-2006 tax years. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

As of December 30, 2006 the total amount of unrecognized tax benefits was $1.8 million of which $1.1 million would affect the effective tax rate if recognized. The amount of unrecognized tax benefits increased by $.2 million for the three months ended March 31, 2007. The unrecognized tax benefits are comprised of the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. We recognize interest and penalties on tax deficiencies as a component of tax expense. As of December 30, 2006 and March 31, 2007 there was no accrued interest or penalties associated with unrecognized tax benefits.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2007
(Unaudited)

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

16. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss), and all changes in equity of the Company during the period from non-owner sources. These changes in equity are recorded as adjustments to Accumulated other comprehensive income in the Company’s Consolidated Balance Sheets. The primary component of Accumulated other comprehensive income is unrealized gains or losses on foreign currency translation. The components of comprehensive income (loss) are as follows (in thousands):

	Three months ended
	March 31, 2007	April 1, 2006

Net income (loss)	$(978)	$2,724
Changes in accumulated other comprehensive income:
Unrealized foreign currency translation gains (losses)	(161)	39
Comprehensive income (loss)	$(1,139)	$2,763

17. SEGMENT AND GEOGRAPHIC INFORMATION

The Company is a market-focused high-technology company that designs, manufactures and distributes proprietary and non-proprietary solutions to the graphic arts industries, primarily serving short-run, full-color customers worldwide. The Company’s operations are currently organized into two segments: (i) Presstek and (ii) Lasertel. Segment operating results are based on the current organizational structure reviewed by the Company’s management to evaluate the results of each business. A description of the types of products and services provided by each segment follows.

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

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2007
(Unaudited)

Selected operating results information for each segment is as follows (in thousands):

	Three months ended
	March 31, 2007	April 1, 2006

Revenue
Presstek	$63,463	$66,136
Lasertel	3,022	2,602
Total revenue, including intersegment	66,485	68,738
Intersegment revenue	(1,333)	(1,411)
	$65,152	$67,327

Revenue from external customers
Presstek	$63,463	$66,136
Lasertel	1,689	1,191
	$65,152	$67,327

Operating income (loss)
Presstek	$(172)	$4,841
Lasertel	(114)	(709)
	$(286)	$4,132

Intersegment revenues and costs are eliminated from each segment prior to review of segment results by the Company’s management. Accordingly, the amounts of intersegment revenues and expenses allocable to each individual segment have been excluded from the table above, except where otherwise indicated.

Asset information for the Company’s segments as of March 31, 2007 and December 30, 2006 is as follows (in thousands):

	March 31, 2007	December 30, 2006

Presstek	$189,215	$184,510
Lasertel	13,556	13,504
	$202,771	$198,014

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2007
(Unaudited)

The Company’s classification of revenue by geographic area is determined by the location of the Company’s customer. The following table summarizes revenue information by geographic area (in thousands):

	Three months ended
	March 31, 2007	April 1, 2006

United States	$36,911	$44,688
United Kingdom	8,210	6,491
Canada	3,650	3,533
Germany	1,777	2,908
Japan	2,031	1,741
All other	12,573	7,966
	$65,152	$67,327

The Company’s long-lived assets by geographic area are as follows (in thousands):

	March 31, 2007	December 30, 2006

United States	$77,316	$78,077
United Kingdom	757	894
Canada	286	303
	$78,359	$79,274

18. MAJOR CUSTOMERS

The Company did not have any customer that accounted for more than 10% of revenues in the first three months of fiscal 2007 or fiscal 2006, or any customer that accounted for more than 10% of outstanding accounts receivable at March 31, 2007 or December 30, 2006.

19. RELATED PARTIES

The Company engages the services of Amster, Rothstein & Ebenstein, a law firm of which a member of the Company’s Board of Directors is a partner. Expenses incurred for services from this law firm were $0.3 million and $0.2 million for the three months ended March 31, 2007 and April 1, 2006, respectively.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2007
(Unaudited)

20. COMMITMENTS AND CONTINGENCIES

Commitments & Contingencies

On October 30, 2006, a chemical was released from a mixing tank into a holding pool at our manufacturing plant in South Hadley, Massachusetts, which caused the Company to temporarily cease digital and analog aluminum plate manufacturing operations at this location. The chemical release was contained on-site, there were no reported injuries, neighboring properties were not damaged and there were no requirements for soil or groundwater remediation. Digital plate manufacturing was restarted on November 6, 2006. On December 28, 2006, the Audit Committee of the Board of Directors ratified a plan to discontinue newspaper application analog plate production at the facility. In connection with the chemical release, the Company continues to work closely with federal, state, and local agencies regulating public health and the environment to complete a full assessment of the cause and impact of this incident and bring the matter to closure. In April and May of 2007, the Company executed consent orders and settlement arrangements with the U.S. Department of Labor - Occupational Safety and Health Administration (OSHA) and the Massachusetts Department of Environmental Protection, respectively. Under these arrangements, the Company agrees to corrective action to ensure compliance with all applicable environmental regulations in the future. Expenses associated with and amounts accrued for this incident as of March 31, 2007 are reflected in the financial results of discontinued operations (Note 2). It is possible that costs in excess of amounts accrued may be incurred. At this time, the Company has not ascertained the future liability, if any, associated with a final resolution of this matter.

The Company has change of control agreements with certain of its senior management employees that provide them with benefits should their employment with the Company be terminated other than for cause, as a result of disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time from the date of any change of control of the Company.

From time to time the Company has engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party. In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). Generally, the Company’s liability for these recourse agreements is limited to 9.9% or less of the amount outstanding. The maximum amount for which the Company may be liable to the financial institution for the shortfall payment was approximately $0.2 million at March 31, 2007.

Litigation
On October 26, 2006, the Company was served with a complaint naming the Company, together with certain of its former executive officers, as defendants in a purported securities class action suit filed in the United States District Court for the District of New Hampshire. The suit claims to be brought on behalf of purchasers of Presstek’s common stock during the period from July 27, 2006 through September 29, 2006. The complaint alleges, among other things, that the Company and the other defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The Company believes the allegations are without merit and intends to vigorously defend against them.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2007
(Unaudited)

In March 2005, Presstek filed an action against CREO, Inc., in the United States District Court for the District of New Hampshire for patent infringement. In this action, Presstek alleges that Creo has distributed a product that violates a Presstek US Patent. Presstek seeks an order from the court that Creo refrain from offering the infringing product for sale, from using the infringing material or introducing it for the named purposes, or from possessing such infringing material, and for the payment of damages associated with the infringement. On May 2, 2007, the court denied CREO’s motion to dismiss.

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

Presstek is a party to other litigation that it considers routine and incidental to its business; however, it does not expect the results of any of these actions to have a material adverse effect on its business, results of operation, or financial condition.

21. SUBSEQUENT EVENT

On May 10, 2007, the Board of Directors named Jeffrey Jacobson to serve as the Company's President and Chief Executive Officer and noted that he will also be appointed a member of the Presstek Board of Directors. In addition to salary, bonus and benefits under his employment arrangements, the Company issued 300,000 shares of restricted stock, which vest immediately, and options to purchase 1,000,000 shares of the Company's common stock, which vest 20% upon on the grant date and 20% on January 1 of each year thereafter until fully vested, subject to acceleration in certain circumstances. The Company expects to recognize stock compensation expense in the second quarter of 2007 related to this employment arrangement.

On May 10, 2007, the Company announced that Edward J. Marino, who previously served as the Company’s President and Chief Executive Officer, separated from the Company to pursue other interests. Compensation, benefit and other related charges under Mr. Marino’s employment agreement will be recognized under Restructuring and other charges in the second quarter of 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Statements other than those of historical fact contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the following:

•	our expectations of our financial and operating performance in 2007 and beyond;

•	the adequacy of internal cash and working capital for our operations;

•	manufacturing constraints and difficulties;

•	the introduction of competitive products into the marketplace;

•	management’s plans and goals for our subsidiaries;

•	the ability of the Company and its divisions to generate positive cash flows in the near-term, or to otherwise be profitable;

•	our ability to produce commercially competitive products;

•	the strength of our various strategic partnerships, both on manufacturing and distribution;

•	our ability to secure other strategic alliances and relationships;

•	our expectations regarding the Company’s strategy for growth, including statements regarding the Company’s expectations for continued product mix improvement;

•	our expectations regarding the balance, independence and control of our business;

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 30, 2006, as filed with the SEC on April 25, 2007.

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

Our operations are currently organized into two segments: (i) Presstek and (ii) Lasertel. Segment operating results are based on the current organizational structure reviewed by our management to evaluate the results of each business. A description of the types of products and services provided by each business segment follows.

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

To complement our direct sales efforts, in certain territories, we maintain relationships with key press manufacturers such as Ryobi Limited, Heidelberger Druckmaschinen AG, or Heidelberg, and Koenig & Bower AG, or KBA, who market printing presses and/or press solutions that use our proprietary consumables.

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

We operate and report on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the consolidated financial statements include the financial reports for the 13-week periods ended March 31, 2007, which we refer to as the first quarter and first three months of fiscal 2007 or the three months ended March 31, 2007, and the 13-week period ended April 1, 2006, which we refer to as the first quarter and first three months of fiscal 2006 or the three months ended April 1, 2006.

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

RESULTS OF OPERATIONS

Results of operations in dollars and as a percentage of revenue were as follows (in thousands of dollars):

	Three months ended
	March 31, 2007		April 1, 2006
		% of revenue		% of revenue
Revenue
Product	$55,236	84.8	$55,143	81.9
Service and parts	9,916	15.2	12,184	18.1
Total revenue	65,152	100.0	67,327	100.0

Cost of revenue
Cost of product	38,946	59.8	38,257	56.8
Cost of service and parts	7,698	11.8	8,285	12.3
Total cost of revenue	46,644	71.6	46,542	69.1

Gross margin	18,508	28.4	20,785	30.9

Operating expenses
Research and product development	1,634	2.5	1,545	2.3
Sales, marketing and customer support	9,864	15.1	8,997	13.4
General and administrative	6,254	9.6	5,335	7.9
Amortization of intangible assets	707	1.1	776	1.2
Restructuring and other charges	335	0.5	--	--
Total operating expenses	18,794	28.8	16,653	24.8

Operating income (loss)	(286)	(0.4)	4,132	6.1

Interest and other expense, net	(897)	(1.4)	(552)	(0.8)
Provision for income taxes	(317)	(0.5)	602	0.9

Income (loss) from continuing operations	(866)	(1.3)	2,978	4.4
Loss from discontinued operations, net of tax	(112)	(0.2)	(254)	(0.4)
Net income (loss)	$(978)	(1.5)	$2,724	4.0

Three months ended March 31, 2007 compared to three months ended April 1, 2006

Revenue

Consolidated Revenue

Consolidated revenues were $65.2 million in the first quarter of 2007, a decline of $2.2 million, or 3.2%, compared to $67.3 million in the first quarter of 2006. The decline in sales was primarily the result of lower analog contract service revenues in North America, as our customer base continues to migrate from analog to digital solutions.

Presstek segment equipment revenues were $23.4 million in the three months ended March 31, 2007, an increase of $1.0 million, or 4.6%, from the comparable prior year period. Overall DI equipment revenues increased $4.4 million, or 38%, from the first quarter of 2006. Strong marketplace demand for the 52DI press, which was introduced in the third quarter of 2006, continued with unit sales reaching 15 units in the first quarter of 2007. Partially offsetting the DI equipment revenue increase was reduced sales of CtP equipment, which declined from $6.6 million in the first quarter of 2006 to $4.2 million in the first quarter of 2007. The decline in CtP revenues was due to an emphasis on marketing higher margin DI units, as well as the carry-over impact of quality issues experienced in the second half of 2006 with our Vector TX52 machines. Sales of analog equipment in the first quarter of 2007 decreased to $3.2 million compared to $4.2 million in the comparable prior year period. This decline was anticipated and reflects the transition of our customer base from analog to digital technologies. Overall, digital equipment sales in the Presstek segment increased 11%, from $18.2 million in the first quarter of 2006 to $20.2 million in the first quarter of 2007. Digital sales as a percentage of total equipment revenues increased from 81% in the first quarter of 2006 to 86% in the first quarter of 2007.

Revenue for the Lasertel segment was $3.0 million in the first quarter of 2007, an increase of $0.4 million, or 16%, from the comparable prior year period. The increase was the result of favorable external sales, due in part to the addition of two significant new customers.

Consumable product revenues declined from $31.5 million in the first quarter of 2006 to $30.1 million in the first quarter of 2007, a decrease of 4%. The decline was due in part to the anticipated slowdown in the analog market resulting from the continuing migration of our customer base from analog to digital solutions. Total analog consumables declined from $10.0 million in the first quarter of 2006 to $8.5 million in the first quarter of 2007, a decrease of 15%. In addition, sales to our more dated PEARL based DI systems declined from $6.3 million in the first quarter of 2006 to $5.0 million in the comparable period in 2007. Partially offsetting this decline were sales of new technology consumables, an indicator of new digital equipment placements, which achieved revenues of $11.0 million in the first quarter of 2007, an increase of 15% over the comparable prior year period.

Service and parts revenues were $9.9 million in the first quarter of fiscal 2007, reflecting a decrease of $2.3 million, or 18.6%, from the comparable prior year period. The decrease reflects an anticipated shift away from our less profitable legacy service contracts which, in the short term, is declining faster than our digital service business is ramping up.

Cost of Revenue

Consolidated cost of product, consisting of costs of material, labor and overhead, shipping and handling costs and warranty expenses, was $38.9 million in the first quarter of fiscal year 2007, compared to $38.3 million in the first quarter of fiscal year 2006, an increase of 1.8%. The increase was due in part to a higher percentage of equipment sales in our overall revenue base, which historically carry lower margins than our consumables and service lines of business, as well as an incremental freight charge of $0.4 million resulting from a refinement in freight cost estimates. This was partially offset by favorable equipment product mix, lower warranty costs associated with the resolution of prior quarter issues with the Vector TX52, and lower inventory provisions and improved external margins in our Lasertel business.

Consolidated cost of service and parts was $7.7 million in the first quarter of fiscal year 2007, compared to $8.3 million in the same prior year period. These amounts represent the costs of spare parts, labor and overhead associated with the ongoing service of products. The reduction in overall cost is principally due to the termination of service personnel in North America, the result of a restructuring plan intended to realign our service costs with a declining analog revenue base.

Gross Margin

Consolidated gross margin as a percentage of total revenue was 28.4% in the first quarter of fiscal year 2007, compared to 30.9% in the first quarter of fiscal year 2006.

Gross margin as a percentage of product revenues was 29.5% in the first quarter of 2007 compared to 30.6% in the comparable prior year period. The decline in gross margin in the first quarter of 2007 reflects a heavier mix of equipment revenue as a percentage of overall product revenue, which historically carries lower margins than our consumables line of products, as well as higher freight costs of $0.4 million related to a refinement in freight cost estimates.

Gross margin on service revenues declined from 32.0% in the first quarter of 2006 to 22.4% in the first quarter of 2007. The decrease in margin is principally due to the decline in the analog contract revenue base which, despite a prior quarter reduction in field service personnel, negatively impacted margins. The decline in analog service contracts will continue, however, we expect that digital revenues will begin to offset this trend as the high number of DI units recently placed in the field begin to come off of warranty and customers sign up for service contracts.

Research and Development

Research and development expenses primarily consist of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment, consumables and laser diode development efforts.

Consolidated research and development expenses were $1.6 million in the first quarter of fiscal year 2007 compared to $1.5 million in the first quarter of fiscal year 2006.

Research and development expenses for the Presstek segment were $1.3 million in the first quarter of fiscal year 2007, unchanged from the same prior year period.

Research and development expenses for the Lasertel segment were $0.3 million in the first quarter of fiscal 2007 compared to $0.2 million the same prior year period.

Sales, Marketing and Customer Support

Sales, marketing and customer support expenses primarily consist of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs associated with sales, marketing and customer support activities.

Consolidated sales, marketing and customer support expenses increased $0.9 million, to $9.9 million, in the first quarter of fiscal year 2007 compared to the same prior year period.

Sales, marketing and customer support expenses for the Presstek segment increased to $9.7 million in the first quarter of fiscal year 2007, up $0.9 million from the first quarter of fiscal year 2006. The increase in expense relates to the transition of our North American sales channels from indirect to direct, as well as to a ramp-up of costs in our European operation necessary to support the growing revenue base, which in total increased by almost 50% over the comparable prior year period.

Sales, marketing and customer support expenses for the Lasertel segment were $0.16 million in the first quarter of fiscal year 2007, unchanged from the same prior year period.

General and Administrative

Consolidated general and administrative expenses, are primarily comprised of payroll and related expenses for personnel and contracted professional services necessary to conduct our finance, information systems, human resources and administrative activities.

Consolidated general and administrative G&A expenses were $6.3 million in the first quarter of fiscal year 2007 compared to $5.3 million in the prior year period.

General and administrative expenses for the Presstek segment were $6.0 million in the first quarter of 2007 compared to $5.1 million in the comparable prior year period. The increased expense was due primarily to incremental accounting and legal fees related to the delayed Form 10-K filing.

General and administrative expenses for the Lasertel segment decreased from $0.28 million in the first quarter of 2006 to $0.21 million in the first quarter of 2007 due to lower payroll related costs.

Amortization of Intangible Assets

Amortization expense of $0.7 million in the first quarter of fiscal 2007 declined $0.1 million from the prior year period. These expenses relates to intangible assets recorded in connection with the Company’s 2004 ABDick acquisition, patents and other purchased intangible assets.

Restructuring and Other Charges

In the first quarter of 2007, we recognized $0.3 million of severance and separation costs under an employment contract of a former executive.

Interest and Other Expense, Net

Consolidated net interest and other expense increased from $0.6 million in the first quarter of 2006 to $0.9 million in the first quarter of 2007. Net interest expense of $0.8 million in the first quarter of 2007 reflected an increase of $0.3 million over the comparable prior year period due to the higher balance on our revolving credit facility. Other expense, comprised primarily of loss on currency translation, was unchanged from the comparable prior year period at $0.1 million.

Provision for Income Taxes

The Company’s effective tax rate is 27% for the three months ended March 31, 2007, and 17% for the three months ended April 1, 2006. During the fourth quarter of 2006 the Company reversed its deferred tax asset valuation allowance. This valuation allowance previously had the effect of reducing our tax rate for 2006 due to the tax rate benefits associated with utilization of net operating loss carryforwards.

The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), in the first quarter of 2007. See “Note 15: Income Taxes” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for further discussion.

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that we will ultimately recover a substantial majority of the deferred tax assets recorded on our consolidated condensed balance sheets. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery was not probable.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

Discontinued Operations

The Company accounts for its discontinued operations under the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144). Accordingly, results of operations and the related charges for discontinued operations have been classified as “Loss from discontinued operations, net of tax” in the accompanying Consolidated Statements of Income. Assets and liabilities of discontinued operations have been reclassified and reflected on the accompanying Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations.” For comparative purposes, all prior periods presented have been reclassified on a consistent basis.

Precision Lithograining Corp. - Analog Newspaper Business

On December 28, 2006, the Audit Committee of the Company's Board of Directors ratified a plan submitted by management to discontinue production in South Hadley, Massachusetts of Precision-branded analog plates used in newspaper applications.

Results of operations of the discontinued analog newspaper business of Precision consist of the following (in thousands, except per-share data):

	March 31, 2007	April 1, 2006
Revenue	$195	$3,238
Loss before income taxes	(188)	(258)
Provision (benefit) for income taxes	(76)	(4)
Loss from discontinued operations	$(112)	$(254)
Loss per share	$(0.00)	$(0.01)

Revenues of $0.2 million from discontinued operations in the first quarter of fiscal 2007 relate to the pass-through of certain products to meet existing customer contracts. Revenues of $3.2 million in the first quarter of 2006 were primarily associated with the manufacture and distribution of Precision analog products to newspaper business customers. As the Company is winding down operations in fiscal 2007, there were no significant operating expenses incurred in the first quarter of fiscal 2007 and $0.1 of miscellaneous income was recognized as a result of the sale of scrap inventory.

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash)

We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings. At March 31, 2007, we had $5.7 million of cash and $45.9 million of working capital, compared to $5.9 million of cash and $44.9 million of working capital at April 1, 2006.

Continuing Operations

Our operating activities consumed $6.7 million of cash in the three months ended March 31, 2007. Cash used by operating activities came from net income, after adjustments for non-cash depreciation, amortization, provisions for warranty costs and accounts receivable allowances, stock compensation expense and losses on the disposal of assets. Net income and non-cash items were further impacted by an increase in inventory levels of $6.6 million and an increase of $3.7 million in accounts receivable. The increase in inventory levels was due primarily to a buildup of stock in anticipation of increased sales demand. The increase in accounts receivable primarily reflects a higher mix of international revenues, which generally carry longer payment terms, as well as timing of funding for equipment sold under third party and in-house leasing arrangements. Offsetting this was an increase in accounts payable of $1.8 million related to the timing of purchases and payments to suppliers.

We used $1.4 million of net cash for investing activities in the first three months of fiscal 2007 comprised of additions to property, plant and equipment. Our additions to property, plant and equipment relate primarily to production equipment and investments in our infrastructure, including costs related to the implementation of a new service management system.

Our financing activities provided a $5.3 million source of cash, comprised of $7.0 million of cash received from borrowings on our current line of credit, offset by $1.8 million of repayments on our term loan.

Discontinued Operations

Operating activities of discontinued operations used $0.8 million in cash in the first three months of fiscal 2007. Cash used by operating activities reflect a net loss of $0.1 million, after adjustments for non-cash depreciation, amortization, provisions for warranty and accounts receivable allowances, and losses on disposal of assets. Cash used by operating activities also included a decrease of $2.3 million in accounts payable and accrued expenses related to facility closure and other response actions which were partially offset by a decrease in inventory levels of $1.4 million.

Liquidity

Our current Senior Secured Credit Facilities, referred to as the Facilities, include a $35.0 million five year secured term loan, referred to as the Term Loan, and a $45.0 million five year secured revolving line of credit, referred to as the Revolver, which replaced our then-existing term loan and revolver entered into in October 2003. At March 31, 2007, we had $22.0 million outstanding under letters of credit, thereby reducing the amount available under the Revolver to $10.7 million. At March 31, 2007, the interest rate on the outstanding balance of the Revolver was

7.07%. Principal payments on the Term Loan are made in consecutive quarterly installments of $1.75 million, with a final settlement of all remaining principal and unpaid interest on November 4, 2009. The Facilities were used to partially finance the acquisition of the business of ABDick, and are available for working capital requirements, capital expenditures, acquisitions, and general corporate purposes. Borrowings under the Facilities bear interest at either (i) the London InterBank Offered Rate, or LIBOR, plus applicable margins or (ii) the Prime Rate, as defined in the agreement, plus applicable margins. The applicable margins range from 1.25% to 4.0% for LIBOR, or up to 1.75% for the Prime Rate, based on certain financial performance. At March 31, 2007, the effective interest rate on the Term Loan was 7.1%.

Under the terms of the Revolver and Term Loan, we are required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA, a non-U.S. GAAP measurement that we define as earnings before interest, taxes, depreciation, amortization and restructuring and other charges/(credits), and minimum fixed charge coverage covenants. At March 31, 2007, we were in compliance with all covenants.

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

The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain any required additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, which would reduce our use of cash but could harm out long-term financial condition and operating results. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Our anticipated capital expenditures for fiscal 2007 range between $3.0 million and $5.0 million, including expenditures related to our computer systems infrastructure and equipment to be used in the production of our DI and CTP equipment and consumable products.

Commitments and Contingencies

The Company has change of control agreements with certain of its senior management employees that provide them with benefits should their employment with the Company be terminated other than for cause, as a result of disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time from the date of any change of control of the Company.

From time to time we have engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party. In certain situations, we may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, we may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, we would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). The maximum contingent obligation under these shortfall payment arrangements is estimated to be $0.2 million at March 31, 2007.

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

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, which was filed with the SEC on April 25, 2007. There were no significant changes to the Company’s critical accounting policies in the three months ended March 31, 2007.

Recent Accounting Pronouncements

In fiscal 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which replaces SFAS 123, and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their estimated fair values. The adoption of SFAS 123R did not have a material impact on the consolidated results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was adopted by Presstek in the first quarter of fiscal 2007. The adoption of FIN 48 did not have a material impact on the consolidated results of operations and financial condition.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations and the related financial statement disclosures. SAB 108 was adopted for the fiscal year ending December 30, 2006. The adoption of SAB 108 did not have a material impact on the consolidated results of operations and financial condition.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in fiscal 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted, provided the company also elects to apply the provisions of SFAS 157. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. At March 31, 2007, we were not involved in any unconsolidated SPE transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates primarily as a result of our borrowing and investing activities, commodity price risk and foreign currency fluctuations. The Company has established procedures to manage its fluctuations in interest rates and foreign currency exchange rates.

Our long-term borrowings are in variable rate instruments, with interest rates tied to either the Prime Rate or the LIBOR. A 100 basis point change in these rates would have an impact of approximately $0.2 million on our annual interest expense, assuming consistent levels of floating rate debt with those held at March 31, 2007.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, we have, under the supervision and with the participation of Presstek’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Presstek’s disclosure controls and procedures pursuant to Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.

Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2007, at the reasonable assurance level, because of the material weakness described below. Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

(b) Changes in Internal Control Over Financial Reporting

In its Management’s Report on Internal Control over Financial Reporting, included in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 25, 2007, the Company determined that there was a control deficiency that constituted a material weakness, as described below.

The Company did not maintain a sufficient complement of personnel with the appropriate level of accounting knowledge, experience, and training in the application of U.S. generally accepted accounting principles (“U.S. GAAP”) to analyze, review, and monitor accounting for transactions that are significant or non-routine. As a result, the Company did not prepare adequate contemporaneous documentation that would provide a sufficient basis for an effective evaluation and review of the accounting for transactions that are significant or non-routine. This material weakness resulted in errors in the preliminary December 30, 2006 consolidated financial statements and more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

Due to the material weakness described above, management concluded that its internal control over financial reporting was not effective as of December 30, 2006.

The Company continues to engage in substantial efforts to remediate the material weakness disclosed above and expects to remediate this weakness by December 29, 2007, or as soon as practicable. The following remedial actions have been or continue to be implemented to address the material weakness:

•
On February 28, 2007, the Company announced the appointment of Jeffrey A. Cook as Senior Vice President and Chief Financial Officer of the Company, succeeding Moosa E. Moosa, who departed from the Company effective as of that date.

•
Effective April 3, 2007, the Audit Committee of the Board of Directors established a Financial Reporting Task Force to develop a corrective action plan to ensure full remediation of the material weakness. This task force, which reports directly to the Audit Committee and is led by the Senior Vice President and Chief Financial Officer, is scheduled to meet in May 2007 to establish specific action plans to address remediation matters.

•	During March 2007, a new Financial Reporting Manager was appointed to manage all SEC-related activities including accounting guidance and periodic reporting.

•
The Company is undertaking a review to ensure that the finance, accounting and tax functions are staffed in accordance with the required competencies and has strengthened the Finance organization by the addition of personnel to address complex accounting and financial reporting requirements.

•
A Director of Internal Audit position, reporting directly to the Audit Committee, has been filled with an individual with significant industry experience. In addition to other duties, this position will participate in Financial Task Force activities and be responsible for reviewing and validating compliance with all remedial actions.

•	The Company has begun an initiative to provide additional training to finance, accounting and tax professionals regarding new and evolving areas in U.S. GAAP.

•	The Company implemented a process that ensures the timely review and approval of complex accounting transactions by qualified accounting personnel.

•	The Company introduced a requirement that analysis of all significant non-routine transactions must be reviewed by senior financial management.

Other than the foregoing measures, which were not fully implemented as of March 31, 2007, to remediate the material weaknesses described above, there has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

During the three months ended March 31, 2007, there have been no material changes to legal proceedings from those considered in our Annual Report on From 10-K for the year ended December 30, 2006, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 25, 2007.

Item 1A. Risk Factors

Significant factors that could impact the Company’s financial condition or results of operations are included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 25, 2007.

Item 6. Exhibits

Exhibit No.	Description

10.1
Employment Agreement by and between Presstek, Inc. and Jeffrey Cook dated February 27, 2007 (Previously filed as Exhibit 99.1 to Presstek’s Form 8-K, filed March 2, 2007, hereby incorporated by reference.)

10.2	Employment Agreement by and between Presstek, Inc. and Jeffrey Jacobson dated May 10, 2007.

10.3	Stock Option Agreement by and between Presstek, Inc. and Jeffrey Jacobson dated May 10, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PRESSTEK, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSTEK, INC. (Registrant)
Date: May 15, 2007	/s/ Jeffrey A. Cook
Jeffrey A. Cook Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PRESSTEK, INC.

EXHIBIT INDEX

Exhibit No.	Description

10.1
Employment Agreement by and between Presstek, Inc. and Jeffrey Cook dated February 27, 2007 (Previously filed as Exhibit 99.1 to Presstek’s Form 8-K, filed March 2, 2007, hereby incorporated by reference.)

10.2	Employment Agreement by and between Presstek, Inc. and Jeffrey Jacobson dated May 10, 2007.

10.3	Stock Option Agreement by and between Presstek, Inc. and Jeffrey Jacobson dated May 10, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.