Form 10-Q
period 2007-06-30
PRESSTEK INC /DE/
filed 2007-08-09
CIK 846876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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
Yes ☐ No ☑

As of August 6, 2007, there were 36,543,682 shares of the Registrant’s Common Stock, $0.01 par value, outstanding.

PRESSTEK, INC.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PRESSTEK, INC.AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)
	June 30,	December 30,
	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$7,319	$9,449
Accounts receivable, net	56,125	53,158
Inventories	52,310	46,050
Deferred income taxes	4,666	4,162
Other current assets	3,138	2,600
Assets of discontinued operations	97	3,321
Total current assets	123,655	118,740

Property, plant and equipment, net	40,827	42,194
Goodwill	20,268	20,280
Intangible assets, net	7,325	8,741
Deferred income taxes	8,673	7,515
Other noncurrent assets	1,081	544

Total assets	$201,829	$198,014

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligation	$7,038	$7,037
Line of credit	21,000	15,000
Accounts payable	27,686	27,126
Accrued expenses	14,773	10,471
Deferred revenue	6,895	7,901
Liabilities of discontinued operations	980	3,707
Total current liabilities	78,372	71,242

Long-term debt and capital lease obligation, less current portion	12,015	15,535

Total liabilities	90,387	86,777

Commitments and contingencies (See Note 20)

Stockholders' equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized, 36,541,557 and
35,662,318 shares issued and outstanding at June 30, 2007 and
December 30, 2006, respectively	365	357
Additional paid-in capital	114,503	108,769
Accumulated other comprehensive income	568	297
Retained earnings	(3,994)	1,814
Total stockholders' equity	111,442	111,237

Total liabilities and stockholders' equity	$201,829	$198,014

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per-share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Revenue
Product	$58,879	$59,202	$114,115	$114,345
Service and parts	9,872	11,680	19,788	23,864
Total revenue	68,751	70,882	133,903	138,209

Cost of revenue
Product	41,381	41,424	80,327	79,681
Service and parts	8,773	8,694	16,471	16,979
Total cost of revenue	50,154	50,118	96,798	96,660

Gross profit	18,597	20,764	37,105	41,549

Operating expenses
Research and development	1,621	1,680	3,255	3,225
Sales, marketing and customer support	10,952	10,934	20,816	19,931
General and administrative	9,003	3,791	15,257	9,126
Amortization of intangible assets	715	753	1,422	1,529
Restructuring and other charges	793	-	1,128	-
Total operating expenses	23,084	17,158	41,878	33,811

Operating income (loss)	(4,487)	3,606	(4,773)	7,738
Interest and other income (expense), net	(993)	(616)	(1,890)	(1,168)

Income (loss) before income taxes	(5,480)	2,990	(6,663)	6,570
Provision (benefit) for income taxes	(626)	411	(943)	1,013

Income (loss) from continuing operations	(4,854)	2,579	(5,720)	5,557
Income (loss) from discontinued operations, net of tax	$24	167	$(88)	(87)

Net income (loss)	$(4,830)	$2,746	$(5,808)	$5,470

Earnings (loss) per share - basic
Income (loss) from continuing operations	$(0.13)	$0.07	$(0.16)	$0.16
Loss from discontinued operations	0.00	0.01	(0.00)	(0.01)
	$(0.13)	$0.08	$(0.16)	$0.15
Earnings (loss) per share - diluted
Income (loss) from continuing operations	$(0.13)	$0.07	$(0.16)	$0.15
Loss from discontinued operations	0.00	0.01	(0.00)	(0.00)
	$(0.13)	$0.08	$(0.16)	$0.15

Weighted average shares outstanding
Weighted average shares outstanding - basic	36,046	35,637	35,855	35,506
Dilutive effect of options	-	419	-	456
Weighed average shares outstanding - diluted	36,046	36,056	35,855	35,962

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended
	June 30,	July 1,
	2007	2006
Operating activities
Net income (loss)	$(5,808)	$5,470
Add loss from discontinued operations	88	87
Income (loss) from continuing operations	(5,720)	5,557
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,487	3,489
Amortization of intangible assets	1,375	1,529
Restructuring and other charges	1,128	-
Provision for warranty costs	1,988	1,531
Provision for accounts receivable allowances	194	(131)
Stock compensation expense	2,797	61
Deferred income taxes	(1,662)	-
Loss on disposal of assets	98	59
Changes in operating assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	(2,646)	(10,385)
Inventories	(6,122)	8,779
Other current assets	(529)	(1,717)
Other noncurrent assets	(907)	(69)
Accounts payable	445	2,626
Accrued expenses	(1,006)	(5,348)
Deferred revenue	1,154	299
Net cash provided by (used in) operating activities	(5,926)	6,280

Investing activities
Purchase of property, plant and equipment	(2,078)	(2,180)
Business acquisitions, net of cash acquired	-	(395)
Investment in patents and other intangible assets	(56)	(1,403)
Net cash used in investing activities	(2,134)	(3,978)

Financing activities
Net proceeds from the exercise of stock options and the issuance of common stock	2,945	1,689
Repayments of term loan and capital lease	(3,519)	(3,517)
Net borrowings under line of credit agreement	6,000	1,430
Net cash provided by (used in) financing activities	5,426	(398)

Cash provided by (used in) discontinued operations
Operating activities	411	1,034
Investing activities	-	(178)
Financing activites	-	-
Net cash provided by discontinued operations	411	856

Effect of exchange rate changes on cash and cash equivalents	93	191

Net increase (decrease) in cash and cash equivalents	(2,130)	2,951
Cash and cash equivalents, beginning of period	9,449	5,615
Cash and cash equivalents, end of period	$7,319	$8,566

Supplemental disclosure of cash flow information
Cash paid for interest	$1,637	$1,030
Cash paid for income taxes	$293	$415

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements of Presstek, Inc. and its subsidiaries (“Presstek,” the “Company,” “we” or “us”) contain all adjustments, including normal recurring adjustments, necessary to present fairly Presstek’s financial position as of June 30, 2007 and December 30, 2006, its results of operations for the three and six months ended June 30, 2007 and July 1, 2006 and its cash flows for the six months ended June 30, 2007 and July 1, 2006, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the interim reporting requirements of Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

The results of the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending December 29, 2007. The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 25, 2007.

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

The Company operates and reports on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the thirteen and twenty-six week periods ended June 30, 2007 (the “second quarter and first half of fiscal 2007 or the six months ended June 30, 2007”) and July 1, 2006 (the “second quarter and first half of fiscal 2006 or the six months ended July 1, 2006”).

Earnings (Loss) per Share

Earnings (loss) per share is computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS 128”). Accordingly, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For periods in which there is net income, diluted earnings per share is determined by using the weighted average number

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

of common shares and dilutive common equivalent shares outstanding during the period unless the effect is antidilutive. Potential dilutive equivalent common shares consist of the incremental common shares issuable upon the exercise of stock options.

Approximately 2,056,000 and 844,000 options to purchase common stock were excluded from the calculation of diluted earnings (loss) per share for the three months ended June 30, 2007 and July 1, 2006, respectively, as their effect would be antidilutive. Approximately 1,978,000 and 838,000 options to purchase common stock were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2007 and July 1, 2006, respectively, as their effect would be antidilutive.

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

Gains and losses arising from foreign currency transactions are reported as a component of “Interest and other income (expense), net” in the Company’s Consolidated Statements of Income. The Company recorded losses on foreign currency transactions of approximately $0.1 million for each of the three months ended June 30, 2007 and July 1, 2006 and $0.2 million for each of the six months ended June 30, 2007 and July 1, 2006, respectively.

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

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, which was filed with the SEC on April 25, 2007. There were no significant changes to the Company’s critical accounting policies during the six months ended June 30, 2007, with the exception of the policy below.

Accounting for Income Taxes

The Company’s policy covering accounting for income taxes, which was disclosed in its Annual Report on Form 10-K for the fiscal year ended December 30, 2006, filed with the SEC on April 25, 2007, was expanded in the first

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

quarter of fiscal 2007 to include the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Recent Accounting Pronouncements

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was adopted by Presstek in the first quarter of fiscal 2007. The adoption of FIN 48 did not have a material impact on the consolidated results of operations and financial condition.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

2. DISCONTINUED OPERATIONS

The Company accounts for its discontinued operations under the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Accordingly, results of operations and the related expenses associated with discontinued operations have been classified as “Income (loss) from discontinued operations, net of tax” in the accompanying Consolidated Statements of Income. Assets and liabilities of discontinued operations have been reclassified and reflected on the accompanying Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations.” For comparative purposes, all prior periods presented have been reclassified on a consistent basis.

Precision Lithograining Corp. - Analog Newspaper Business
On December 28, 2006, the Audit Committee of the Company's Board of Directors ratified a plan submitted by management to discontinue production in South Hadley, Massachusetts of Precision-branded analog plates used in newspaper applications.

Results of operations of the discontinued analog newspaper business of Precision consist of the following (in thousands, except per-share data):

	Three months ended		Six months ended
	June 30 , 2007	July 1, 2006	June 30, 2007	July 1, 2006
Revenue	$ --	$ 3,350	$ 195	$ 6,588
Income (loss) before income taxes	40	200	(148)	(58)
Provision (benefit) from income taxes	16	33	(60)	29
Income (loss) from discontinued operations	$ 24	$ 167	$ (88)	$ (87)
Earnings (loss) per share	$0.00	$ 0.01	$ (0.00)	$ (0.01)

Assets and liabilities of discontinued operations consist of the following (in thousands):

	June 30, 2007	December 30, 2006

Receivables, net	$ 97	$ 1,875
Inventories	--	1,446
Total current assets	$ 97	$ 3,321

Accounts payable	--	$ 2,126
Accrued expenses	980	1,581
Total current liabilities	980	$ 3,707

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

3. ACCOUNTS RECEIVABLE, NET

The components of “Accounts receivable, net” in the Consolidated Balance Sheets are as follows (in thousands):

	June 30, 2007	December 30, 2006

Accounts receivable	$ 59,148	$ 56,152
Less allowances	(3,023)	(2,994)
	$ 56,125	$ 53,158

4. INVENTORIES

Inventories include material, direct labor and related manufacturing overhead, and are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value. Based upon a consideration of quantities on hand, actual and projected sales volume, slow-moving and obsolete inventory is written down to its net realizable value.

The components of “Inventories” in the Consolidated Balance Sheets are as follows (in thousands):

	June 30, 2007	December 30, 2006

Raw materials	$ 3,261	$ 3,434
Work in process	7,360	7,102
Finished goods	41,689	35,514
	$ 52,310	$ 46,050

In the second quarter of fiscal 2007, the Company recorded charges of $2.7 million related to changes to product plans for the Vector TX52 CtP product family. Charges included a $1.1 million write-down of excess and obsolete equipment and parts inventory to net realizable value, warranty-related charges of $0.8 million (Note 9) and accrued liabilities of $0.8 million associated with non cancelable purchase order obligations. In addition, during the second quarter of 2007, the Company recorded $0.8 million of charges related to the write-off of service parts in the U.S. These charges are reflected in Cost of revenue in the accompanying Consolidated Statements of Income.

During the six months ended June 30, 2007, the Company disposed of $0.9 million of excess and obsolete inventories. The inventories disposed were primarily comprised of machine components and repair parts relating to technology that is no longer manufactured, distributed, or serviced by the Company, and had a net realizable value of $0 as of December 30, 2006.

5. PROPERTY, PLANT AND EQUIPMENT, NET

The components of “Property, plant and equipment, net”, in the Consolidated Balance Sheets are as follows (in thousands):

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

	June 30, 2007	December 30, 2006

Land and improvements	$ 2,286	$ 2,286
Buildings and leasehold improvements	29,474	29,428
Production and other equipment	57,366	56,462
Office furniture and equipment	7,476	7,263
Construction in process	2,855	1,886
Total property, plant and equipment, at cost	99,457	97,325
Accumulated depreciation	(58,630)	(55,131)
	$ 40,827	$ 42,194

Construction in process is generally related to production equipment and information technology systems not yet placed into service. The amount reported at June 30, 2007 includes $2.1 million related to a new service management system, which is in the implementation phase. The Company is capitalizing all applicable costs in accordance with AICPA Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, and estimates that the total cost of implementation will approximate $2.4 million. The Company expects to fully  implement its new service management system in fiscal 2008.

The Company recorded depreciation expense of $1.8 million in the second quarter of fiscal 2007 and fiscal 2006 and $3.5 million in the first six months of fiscal 2007 and fiscal 2006. Under the Company’s financing arrangements (see Note 7), all property, plant and equipment is pledged as security.

6. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of patents, intellectual property, license agreements, loan origination fees and certain identifiable intangible assets resulting from business combinations, including trade names, customer relationships, non-compete covenants and software licenses.

The Company commences amortization of intangible assets at the time the respective asset has been placed into service. At June 30, 2007 and December 30, 2006, the Company had recorded $0.6 million and $0.7 million, respectively, of costs related to patents and intellectual property not yet in service.

The components of the Company’s intangible assets are as follows (in thousands):

	June 30, 2007		December 30, 2006
	Cost	Accumulated amortization	Cost	Accumulated amortization

Patents and intellectual property	$ 11,124	$ 7,565	$ 11,277	$ 7,206
Trade names	2,360	2,127	2,360	1,776
Customer relationships	4,583	1,796	4,583	1,443
Software licenses	450	400	450	325
License agreements	750	177	750	169
Non-compete covenants	100	58	100	48
Loan origination fees	332	251	332	144
	$ 19,699	$ 12,374	$ 19,852	$ 11,111

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

The Company recorded amortization expense for its identifiable intangible assets of $0.7 million and $0.8 million in the second quarters of fiscal 2007 and fiscal 2006, respectively, and $1.4 million and $1.5 million in the first six months of fiscal 2007 and fiscal 2006, respectively. Estimated future amortization expense for the Company’s intangible assets in service at June 30, 2007, is as follows (in thousands):

Remainder of fiscal 2007	$ 1,023
Fiscal 2008	$ 1,383
Fiscal 2009	$ 1,243
Fiscal 2010	$ 1,069
Fiscal 2011	$ 818
Fiscal 2012	$ 500
Thereafter	$ 697

The carrying amount of goodwill recorded by the Company’s Presstek reporting unit was $20.3 million at June 30, 2007. There have been no changes to this amount since December 30, 2006, except for the impact of foreign currency exchange.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested annually, as of the first business day of the third quarter, for impairment. The Company’s impairment review is based on a fair value test. The Company uses its judgment in assessing whether goodwill may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts may signal that goodwill has been impaired. Should the fair value of a reporting unit, as determined by the Company at any measurement date, fall below the carrying value of the respective reporting unit’s net assets, an impairment will be recorded in the period. There can be no assurance that goodwill will not become impaired in future periods.

7. FINANCING ARRANGEMENTS

The components of the Company’s outstanding borrowings at June 30, 2007 and December 30, 2006 are as follows (in thousands):

	June 30, 2007	December 30, 2006

Term loan	$ 19,000	$ 22,500
Line of credit	21,000	15,000
Capital lease obligation	53	72
	40,053	37,572
Less current portion	(28,038)	(22,037)
Long-term debt	$ 12,015	$ 15,535

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
June 30, 2007
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

At June 30, 2007 and December 30, 2006, the Company had outstanding balances on the Revolver of $21.0 million and $15.0 million, respectively, with interest rates of 7.8% and 7.1%, respectively. At June 30, 2007, the Company also had $12.3 million of outstanding letters of credit, thereby reducing the amount available under the Revolver to $11.7 million at that date.

The Term Loan requires quarterly principal payments of $1.75 million, with a final settlement of all remaining principal and unpaid interest on November 4, 2009. At June 30, 2007 and December 30, 2006, outstanding balances under the Term Loan were $19.0 million and $22.5 million, respectively, with interest rates of 7.9% and 7.1%, respectively.

The weighted average interest rate on the Company’s short-term borrowings was 7.8% at June 30, 2007.

Under the terms of the Revolver and the Term Loan, the Company is required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA (a non-U.S. GAAP measurement that the Company defines as earnings before interest, taxes, depreciation, amortization, and restructuring and other charges), minimum fixed charge coverage, minimum tangible capital base and current ratio covenants. At June 30, 2007, the Company was in compliance with all financial and non-financial covenants.

On November 23, 2005, the Company acquired equipment of $0.1 million qualifying for capital lease treatment. The equipment is reflected in Property, plant and equipment, net and the current and long-term principal amounts of the lease obligation are included in current and long-term debt and capital lease obligations in the Company’s Consolidated Balance Sheets.

The Company’s Term Loan, Revolver, and capital lease principal repayment commitments are as follows (in thousands):

Remainder of 2007	$ 24,518
2008	$ 7,035
2009	$ 8,500

The amounts above do not reflect interest payments on any outstanding principal balances for the Revolver and Term Loan because the interest rates on these financing arrangements are not fixed.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

8. ACCRUED EXPENSES

The components of the Company’s “Accrued expenses” in the Consolidated Balance Sheets at June 30, 2007 and December 30, 2006 are as follows (in thousands):

	June 30, 2007	December 30, 2006

Accrued payroll and employee benefits	$ 4,976	$ 5,642
Accrued warranty	2,710	1,729
Accrued integration costs	497	511
Accrued restructuring	997	233
Accrued royalties	344	276
Accrued legal fees	483	284
Accrued purchase commitments	814	-
Other	3,952	1,796
	$ 14,773	$ 10,471

9. ACCRUED WARRANTY

Product warranty activity in the first six months of fiscal 2007 is as follows (in thousands):

Balance at December 30, 2006	$ 1,729
Additional accruals for warranty	1,995
Utilization of accrual for warranty obligations	(1,014)
Balance at June 30, 2007	$ 2,710

As further described in Note 4, in the second quarter of fiscal 2007 the Company increased warranty accruals related to the Vector TX52 product line by $0.8 million. The Company’s warranty obligations are affected by product failure rates and repair or replacement costs incurred in supporting a product failure. Should actual product repair or replacement costs differ from the Company’s estimates, increases or decreases to its warranty accruals would be required.

10. DEFERRED REVENUE

The components of deferred revenue are as follows (in thousands):

	June 30, 2007	December 30, 2006

Deferred service revenue	$ 6,521	$ 7,505
Deferred product revenue	374	396
	$ 6,895	$ 7,901

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

11. ACCRUED INTEGRATION COSTS

In 2005 and 2004, the Company recorded integration cost accruals related to its 2004 ABDick business acquisition. The activity related to these integration cost accruals for the first six months of fiscal 2007 is as follows (in thousands):

	Balance December 30, 2006	Utilization	Currency translation	Recoveries	Balance June 30, 2007

Severance and fringe benefits	$ 487	$ --	$ 6	$ --	$ 493
Lease termination and other costs	24	(9)	--	(11)	4
	$ 511	$ (9)	$ 6	$ (11)	$ 497

In the third and fourth quarter of fiscal 2006, the Company terminated 25 and 22, respectively, of its ABDick service personnel in North America. As part of the allocation of the ABDick purchase price, the Company had previously accrued certain severance costs related to headcount reductions. The accrual will be utilized as payments are made to these terminated employees. The Company anticipates that payments for these actions, as well as the remaining initiatives related to the business acquisition, will be completed in fiscal 2007.

12. RESTRUCTURING AND OTHER CHARGES

In the first six months of fiscal 2007, the Company recognized $1.1 million in restructuring and other charges related to severance and separation costs under employment contracts of former executives and restructuring activities in our Canadian and European operations. As of December 30, 2006, the restructuring accrual of $0.2 million related to severance programs involving 10 manufacturing and administrative positions at the Presstek segment.

The activity for the first six months of fiscal 2007 related to the Company’s restructuring accruals is as follows (in thousands):
	Balance December 30, 2006	Charged to expense	Utilization	Currency translation	Recoveries	Balance June 30, 2007

Severance and fringe benefits	$ 233	$ 1,128	$ (350)	$ (3)	$ (11)	$997

The Company anticipates that payments for these actions will be completed in fiscal 2007.

13. STOCK-BASED COMPENSATION

The Company has equity incentive plans that are administered by the Compensation and Stock Plan Committee of the Board of Directors (the “Committee”). The Committee oversees and approves which employees receive grants, the number of shares or options granted and the exercise prices and other terms of the awards.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

The 2003 Stock Option and Incentive Plan (the “2003 Plan”) provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including those directors who are not an employee or officer of the Company, such directors being referred to as Non-Employee Directors), consultants and advisors of the Company and its subsidiaries. The 2003 Plan provides for an automatic annual grant of 7,500 stock options to all active Non-Employee Directors and an option to purchase 25,000 shares is granted to newly elected non-employee directors. Additional grants may be awarded at the discretion of the Board of Directors or Committee, and on April 7, 2005, effective for fiscal 2005 forward, the Company’s Board of Directors approved an additional annual grant of 7,500 options to re-elected non-employee directors. A total of 2,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under the 2003 Plan. For the six months ended June 30, 2007, 503,333 options were issued under the 2003 Plan, of which 20,000 were issued in the second quarter of 2007. There were no options issued under the 2003 Plan for the six months ended July 1, 2006.

The Company’s Employee Stock Purchase Plan (“ESPP”) is designed to provide eligible employees of the Company and its participating U.S. subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three-month offering period, whichever is lower. All employees of the Company or participating subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the Company’s common stock are eligible to participate in the ESPP. A total of 950,000 shares of the Company’s common stock, subject to adjustment, have been reserved for issuance under this plan. The Company issued 32,951 shares of common stock under its ESPP for the six months ended June 30, 2007, of which 14,964 were issued in the second quarter of 2007. The Company issued 20,411 shares of common stock under its ESPP for the six months ended July 1, 2006, of which 10,243 were issued in the second quarter of 2006.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), using the modified prospective method, which requires measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest.

In the second quarter of fiscal 2007, the Company granted 300,000 shares of restricted stock and 1,000,000 stock options to its President and Chief Executive Officer (“CEO”) under a non-plan, non-qualified stock option agreement. The award of restricted stock vested on May 10, 2007, the effective date of the CEO’s employment agreement with the Company, but is subject to a one-year holding period as defined in Rule 144 of the U.S. Securities and Exchange Commission (“Rule 144”). The stock options granted under the stock option agreement provide for vesting of 200,000 options on May 10, 2007, 200,000 options to vest over the period May 10, 2007 to January 1, 2008, and the remaining 600,000 options to vest at a rate of 200,000 per annum over the period January 1, 2009 to January 1, 2011, subject to service conditions only.

Stock-based compensation associated with stock option grants to all officers, directors, and employees is included as a component of “General and administrative expense” in the Company’s Consolidated Statements of Income. Stock based compensation expense for the three and six month periods ended June 30, 2007 and July 1, 2006 is as follows (in thousands):

	Three months ended		Six months ended
Stock option plan	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

2003 Plan	$ 350	$ --	$ 641	$ --
ESPP	28	30	44	61
Restricted Stock	613	--	613	--
Non-plan non-qualified	1,500	--	1,500	--
Total	$ 2,491	$ 30	$ 2,798	$ 61

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

Valuation Assumptions

2003 Plan Options

The fair value of the options to purchase shares of common stock granted in the second quarter and first six months of fiscal 2007 under the 2003 Plan was estimated on the respective grant dates using the Black-Scholes valuation model with the following assumptions:

	Three months ended	Six months ended
	June 30, 2007	June 30, 2007

Risk-free interest rate	4.5%	4.5%
Volatility	54.0%	54.0%
Expected life (in years)	5.6	5.6
Dividend yield	--	--

Based on the above assumptions, the weighted average fair value of each option to purchase a share of the Company’s common stock granted in the second quarter and first six months of fiscal 2007 under the 2003 Plan was $3.94 and $3.33, respectively.

ESPP Rights

The fair value of the rights to purchase shares of common stock under the Company’s ESPP was estimated on the commencement date of the offering period using the Black-Scholes valuation model with the following assumptions:
	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Risk-free interest rate	4.8%	5.0%	4.8%	4.7%
Volatility	45.1%	53.3%	46.6%	53.2%
Expected life (in years)	.25	.25	.25	.25
Dividend yield	--	--	--	--

Based on the above assumptions, the fair values of each stock purchase right under the Company’s ESPP for the second quarter and first six months of fiscal 2007 was $1.88 and $1.51, respectively.

Restricted Stock Award

The fair value of the 300,000 restricted shares of common stock was derived by obtaining the market value of the stock on the award date and applying a discount to that value due to the sale restrictions imposed by Rule 144. The market value was calculated using the average of the high and low trading prices on the award date multiplied by the number of shares. A discount rate of 17.2% was estimated using a Black-Scholes put option model with the following assumptions:

	Three months ended	Six months ended
	June 30, 2007	June 30, 2007

Risk-free interest rate	4.9%	4.9%
Volatility	50.0%	50.0%
Expected life (in years)	1.0	1.0
Dividend yield	--	--

Non-Plan Stock Options

The fair value of the options to purchase shares of common stock under the non-plan, non-qualified stock option agreement with the Company’s President and CEO granted in the second quarter of fiscal 2007 was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Three months ended	Six months ended
	June 30, 2007	June 30, 2007

Risk-free interest rate	4.3%	4.3%
Volatility	48.0%	48.0%
Expected life (in years)	4.1	4.1
Dividend yield	--	--

Based on the above assumptions, the weighted average fair value of each option to purchase a share of the Company’s common stock under the non-plan, non-qualified stock option agreement with the Company’s President and CEO granted in the second quarter of fiscal 2007 was $2.58.

Expected volatilities are based on historical volatilities of Presstek’s common stock. The expected life represents an estimate of the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, contractual life, historical exercise and cancellation rates, and in the case of the ESPP, the purchase period. The risk-free rate is based on the U.S. Government T-Bill rate for the period corresponding to the expected life of the options or ESPP purchase period.

Stock Option Activity

Stock option activity for the six months ended June 30, 2007 is summarized as follows:
	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value

Outstanding at December 30, 2006	2,956,350	$ 9.01
Granted	1,503,333	$ 6.14
Exercised	(529,825)	$ 5.23
Canceled/expired	(379,900)	$ 8.17
Outstanding at June 30, 2007	3,549,958	$ 8.44	6.22	$3.7 million

Exercisable at June 30, 2007	2,144,958	$ 9.75	5.00	$1.3 million

During the three and six months ended June 30, 2007, the total intrinsic value of stock options exercised was $0.8 million. There were no options exercised during the first quarter of fiscal 2007. The total intrinsic value of stock options exercised during the three and six months ended July 1, 2006 was $0.2 million and $1.0 million, respectively.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

14. INTEREST AND OTHER INCOME (EXPENSE)

The components of “Interest and other income (expense), net”, in the Company’s Consolidated Statements of Income are as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Interest income	$ 33	$ 16	$ 41	$ 43
Interest expense	(875)	(553)	(1,636)	(1,030)
Other income (expense), net	(151)	(79)	(295)	(181)
	$ (993)	$ (616)	$ (1,890)	$ (1,168)

The amounts reported as “Other income (expense), net”, include losses on foreign currency transactions for each of the three months ended June 30, 2007 and July 1, 2006 of $0.1 million and $0.2 million for each of the six months ended June 30, 2007 and July 1, 2006.

15. INCOME TAXES

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

The Company’s effective tax benefit rate was 11.4% and 14.2% for the three and six months ended June 30, 2007, respectively and the Company’s effective tax expense rate was 13.7% and 15.4% for the three and six months ended July 1, 2006, respectively. The Company’s effective tax rate for the first six months of 2007 differs from the U.S. federal statutory rate of 35% primarily due to certain executive officer compensation, which is non-deductible for federal and state tax purposes, as well as U.S. taxes on deemed foreign subsidiary dividends.

During the fourth quarter of 2006, the Company reversed its deferred tax asset valuation allowance. This valuation allowance previously had the effect of reducing the Company’s tax rate for 2006 due to the tax rate benefits associated with utilization of net operating loss carryforwards.

Effective December 31, 2006, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. There was no cumulative impact of adopting FIN 48 charged or credited to the opening balance of retained earnings.

As of June 30, 2007, Presstek is subject to examination in the U.S. federal tax jurisdiction for the 1995-2006 tax years. The Company is also subject to examination in various state and foreign jurisdictions for the 2004-2006 tax years. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

As of December 30, 2006 the total amount of unrecognized tax benefits was $1.8 million of which $1.1 million would affect the effective tax rate if recognized. The amount of unrecognized tax benefits increased by $0.2 million for the six months ended June 30, 2007. The unrecognized tax benefits are comprised of the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements. Presstek recognizes

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

interest and penalties on tax deficiencies as a component of tax expense. As of December 30, 2006 and June 30, 2007, there was no accrued interest or penalties associated with unrecognized tax benefits.

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

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net income (loss)	$ (4,830)	$ 2,746	$ (5,808)	$ 5,470
Changes in accumulated other comprehensive income:
Unrealized foreign currency translation gains	432	279	271	318
Comprehensive income (loss)	$ (4,398)	$ 3,025	$ (5,537)	$ 5,788

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

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

Selected operating results for each segment are as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Revenue
Presstek	$ 66,566	$ 68,996	$ 130,029	$ 135,132
Lasertel	3,337	2,657	6,359	5,259
Total revenue, including intersegment	69,903	71,653	136,388	140,391
Intersegment revenue	(1,152)	(771)	(2,485)	(2,182)
	$ 68,751	$ 70,882	$ 133,903	$ 138,209

Revenue from external customers
Presstek	$ 66,566	$ 68,996	$ 130,029	$ 135,132
Lasertel	2,185	1,886	3,874	3,077
	$ 68,751	$ 70,882	$133,903	$ 138,209

Operating income (loss)
Presstek	$ (4,820)	$ 3,908	$ (4,991)	$ 8,749
Lasertel	333	(302)	218	(1,011)
	$ (4,487)	$ 3,606	$ (4,773)	$ 7,738

Intersegment revenues and costs are eliminated from each segment prior to review of segment results by the Company’s management. Accordingly, the amounts of intersegment revenues and expenses allocable to each individual segment have been excluded from the table above, except where otherwise indicated.

Asset information for the Company’s segments as of June 30, 2007 and December 30, 2006 is as follows (in thousands):

	June 30, 2007	December 30, 2006

Presstek	$ 187,296	$ 184,510
Lasertel	14,533	13,504
	$ 201,829	$ 198,014

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

The Company’s classification of revenue by geographic area is determined by the location of the Company’s customer. The following table summarizes revenue information by geographic area (in thousands):

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

United States	$ 41,826	$ 44,787	$ 78,738	$ 89,475
United Kingdom	8,845	10,053	17,054	16,544
Canada	3,912	4,271	7,562	7,804
Germany	1,882	2,437	3,659	5,345
Japan	1,577	1,773	3,608	3,514
All other	10,709	7,561	23,282	15,527
	$ 68,751	$ 70,882	$133,903	$ 138,209

The Company’s long-lived assets by geographic area are as follows (in thousands):

	June 30, 2007	December 30, 2006

United States	$ 77,157	$ 78,077
United Kingdom	739	894
Canada	278	303
	$ 78,174	$ 79,274

18. MAJOR CUSTOMERS

The Company did not have any customer that accounted for more than 10% of revenues in the second quarter and first six months of fiscal 2007 or fiscal 2006, or any customer that accounted for more than 10% of outstanding accounts receivable at June 30, 2007 or December 30, 2006.

19. RELATED PARTIES

The Company engages the services of Amster, Rothstein & Ebenstein, a law firm of which a member of the Company’s Board of Directors is a partner. Expenses incurred for services from this law firm were $0.2 million and $0.5 million for the second quarter and first six months of fiscal 2007, respectively, and $1.1 million and $1.3 million for the second quarter and first six months of fiscal 2006, respectively.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

20. COMMITMENTS AND CONTINGENCIES

Commitments & Contingencies

On October 30, 2006, a chemical was released from a mixing tank into a holding pool at our manufacturing plant in South Hadley, Massachusetts, which caused the Company to temporarily cease digital and analog aluminum plate manufacturing operations at this location. The chemical release was contained on-site, there were no reported injuries, neighboring properties were not damaged and there were no requirements for soil or groundwater remediation. Digital plate manufacturing was restarted on November 6, 2006. On December 28, 2006, the Audit Committee of the Board of Directors ratified a plan to discontinue newspaper application analog plate production at the facility. In connection with the chemical release, the Company continues to work closely with federal, state, and local agencies regulating public health and the environment to complete a full assessment of the cause and impact of this incident and bring the matter to closure. In April and May of 2007, the Company executed consent orders and settlement arrangements with the U.S. Department of Labor - Occupational Safety and Health Administration (OSHA) and the Massachusetts Department of Environmental Protection, respectively. Under these arrangements, the Company agrees to corrective action to ensure compliance with all applicable environmental regulations in the future. Expenses associated with and amounts accrued for this incident as of June 30, 2007 are reflected in the financial results of discontinued operations (Note 2). It is possible that costs in excess of amounts accrued may be incurred. At this time, the Company has not ascertained the future liability, if any, associated with a final resolution of this matter.

The Company has change of control agreements with certain of its senior management employees that provide them with benefits should their employment with the Company be terminated other than for cause, as a result of disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time from the date of any change of control of the Company.

From time to time the Company has engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party. In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). Generally, the Company’s liability for these recourse agreements is limited to 9.9% or less of the amount outstanding. The maximum amount for which the Company may be liable to the financial institution for the shortfall payment was approximately $1.1 million at June 30, 2007.

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

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

In March 2005, Presstek filed an action against CREO, Inc., in the United States District Court for the District of New Hampshire for patent infringement. In this action, Presstek alleges that CREO has distributed a product that violates a Presstek US Patent. Presstek seeks an order from the court that CREO refrain from offering the infringing product for sale, from using the infringing material or introducing it for the named purposes, or from possessing such infringing material, and for the payment of damages associated with the infringement. On May 2, 2007, the court denied CREO’s motion to dismiss. Additional evidentiary and procedural motions are anticipated through the third quarter of 2007.

In September 2003, Presstek filed an action against Fuji Photo Film Corporation, Ltd., in the District Court of Mannheim, Germany for patent infringement. In this action, Presstek alleges that Fuji has manufactured and distributed a product that violates Presstek European Patent 0 644 047 registered under number DE 694 17 129 with the German Patent and Trademark Office. Presstek seeks an order from the court that Fuji refrain from offering the infringing product for sale, from using the infringing material or introducing it for the named purposes, and from possessing such infringing material. A trial was held in November 2004 and March 2005, and Presstek awaits a final determination from the Courts.

In July 2007, a wrongful termination case brought against the Company in a court in Belgium by a former employee resulted in a preliminary judgment against the Company of approximately $105,000. Additional proceedings to be conducted in the third quarter of 2007 may increase the judgment by a maximum of an additional $60,000. The Company is contesting the judgment on the grounds that Belgian law was improperly imposed.

On July 26, 2007, the Supreme Court of the State of New York dismissed the previously reported lawsuit brought against the Company by MHR Capital Partners in 2005.  The original suit alleged breach of contract and other claims arising from the AB Dick acquisition.  The Court granted the Company's motion for summary judgment, dismissed the case against the Company, and assessed "costs and disbursements" against the Plaintiffs and in favor of the Company.  The costs and disbursement will be the subject of further proceedings.  As of this filing, no appeal has been noticed by the Plaintiffs.

On August 6, 2007, an Arbitrator from the International Centre for Dispute Resolution issued a partial award against the Company and in favor of Reda National Company (“Reda”), a former Presstek distributor operating in the Middle East. In the partial award the Arbitrator found that the Company had breached its agreement with Reda and found the Company liable to Reda for arbitration costs, attorney’s fees, and incidental expenses incurred by Reda in connection with the arbitration. These costs are not presently known to the Company, however, these costs are not expected to have a material adverse effect on the results of operations or financial condition of the Company. The Arbitrator also ordered that a further hearing to determine additional damages, if any, would be scheduled.

Presstek is a party to other litigation that it considers routine and incidental to its business; however, it does not expect the results of any of these actions to have a material adverse effect on its business, results of operations, or financial condition.

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

We operate and report on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the consolidated financial statements include the financial reports for the 13-week and 26-week periods ended June 30, 2007, which we refer to as the second quarter and first half of fiscal 2007 or the six months ended June 30, 2007, and the 13-week and 26-week periods ended July 1, 2006, which we refer to as the second quarter and first half of fiscal 2006 or the six months ended July 1, 2006.

We intend the discussion of our financial condition and results of operations that follows to provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that caused those changes, as well as how certain accounting principles, policies and estimates affect our consolidated financial statements.

The discussion of results of operations at the consolidated level is presented together with results of operations by business segment.

RESULTS OF OPERATIONS

Results of operations in dollars and as a percentage of revenue were as follows (in thousands of dollars):

	Three months ended				Six months ended
	June 30, 2007		July 1, 2006		June 30, 2007		July 1, 2006
		% of revenue		% of revenue		% of revenue		% of revenue
Revenue
Product	$ 58,879	85.6	$ 59,202	83.5	$ 114,115	85.2	$ 114,345	82.7
Service and parts	9,872	14.4	11,680	16.5	19,788	14.8	23,864	17.3
Total revenue	68,751	100.0	70,882	100.0	133,903	100.0	138,209	100.0

Cost of revenue
Cost of product	41,381	60.2	41,424	58.4	80,327	60.0	79,681	57.6
Cost of service and parts	8,773	12.8	8,694	12.3	16,471	12.3	16,979	12.3
Total cost of revenue	50,154	73.0	50,118	70.7	96,798	72.3	96,660	69.9

Gross profit	18,597	27.0	20,764	29.3	37,105	27.7	41,549	30.1

Operating expenses
Research and development	1,621	2.4	1,680	2.4	3,255	2.4	3,225	2.4
Sales, marketing and customer support	10,952	15.9	10,934	15.4	20,816	15.6	19,931	14.4
General and administrative	9,003	13.1	3,791	5.3	15,257	11.4	9,126	6.6
Amortization of intangible assets	715	1.0	753	1.1	1,422	1.1	1,529	1.1
Restructuring and other charges	793	1.2	--	--	1,128	0.8	--	--
Total operating expenses	23,084	33.6	17,158	24.2	41,878	31.3	33,811	24.5

Operating income (loss)	(4,487)	(6.5)	3,606	5.1	(4,773)	(3.6)	7,738	5.6

Interest and other expense, net	(993)	(1.4)	(616)	(0.9)	(1,890)	(1.4)	(1,168)	(0.9)
Income (loss) before income taxes	(5,480)	(8.0)	2,990	4.2	(6,663)	(5.0)	6,570	4.8
Provision (benefit) for income taxes	(626)	(0.9)	411	0.6	(943)	(0.7)	1,013	0.7

Income (loss) from continuing operations	(4,854)	(7.1)	2,579	3.6	(5,720)	(4.3)	5,557	4.0
Income (loss) from discontinued operations, net of tax	24	0.0	167	0.3	(88)	(0.0)	(87)	(0.0)
Net income (loss)	$(4,830)	(7.0)	$ 2,746	3.9	$(5,808)	(4.3)	$ 5,470	4.0

Three and six months ended June 30, 2007 compared to three and six months ended July 1, 2006

Revenue

Revenue

Consolidated revenues were $68.8 million and $133.9 million in the second quarter and first half of fiscal 2007, respectively, compared to $70.9 million and $138.2 million in the comparable prior year periods. The decline in revenues was primarily the result of lower PEARL-based DI plates (QMDI) and analog consumables revenues, as well as lower analog contract service revenues in North America.

Presstek segment equipment revenues of $26.0 million and $49.5 million in the second quarter and first half of 2007, respectively, increased $0.6 million, or 2.2%, and $1.6 million, or 3.3%, from the comparable prior year periods. Overall DI equipment revenues of $19.9 and $36.3 million in the second quarter and first half of 2007, respectively, represented increases of $4.2 million, or 26.7%, and $8.8 million, or 32.1%, compared to the same periods in 2006. Strong marketplace demand for the 52DI press, which was introduced in the third quarter of 2006, continued with unit sales reaching 18 and 33 in the second quarter and first half of 2007, respectively. Partially offsetting DI equipment revenue increases were reduced sales of CtP and analog equipment. Revenues from CtP equipment declined from $6.2 million and $13.2 million in the second quarter and first half of 2006, respectively, to $4.7 million and $9.0 million in the comparable 2007 periods. The decline in CtP sales was due in part to continued sales and marketing emphasis on higher margin DI equipment units, as well as softness in demand associated with the Vector TX52. Lower analog equipment revenues reflect the transition of our customer base from analog to digital technologies. Sales of Presstek’s “growth portfolio” of equipment products, defined as Presstek branded DI presses, DI kits, and CtP platesetters, increased by 20.2%, or $3.9 million, and 22.6%, or $7.9 million, in the second quarter and first half of 2007, respectively, compared to the same prior year periods. Overall, digital equipment revenue as a percentage of total equipment revenue increased to 91.8% and 89.2% in the second quarter and first half of 2007, respectively, compared to 83.9% and 82.9% in the comparable prior year periods.

Revenue for the Lasertel segment, including intercompany revenue, was $3.3 million and $6.4 million in the second quarter and first half of 2007, respectively, and reflects increases of $0.7 million, or 25.6%, and $1.1 million, or 20.9%, compared to the same prior year periods. The favorable increase in revenue resulted principally from increased shipments on defense-related contracts driven by one significant customer, as well as increased demand from the Presstek segment for DI press imaging technology.

Sales of consumables product declined from $31.8 million and $63.4 million in the second quarter and first half of 2006, respectively, to $30.7 million and $60.8 million in the comparable 2007 periods. The decline resulted from the anticipated slowdown of some of Presstek’s “traditional” line of products, including QMDI plates and conventional consumables, and was consistent with industry trends. QMDI plates declined from $6.7 million in the second quarter of 2006 to $5.2 million in the second quarter of 2007, a decrease of 23.2%. For the first half of 2007, sales of QMDI plates declined by $2.9 million, or 22.1%, compared to the comparable 2006 period. Sales of conventional consumables declined from $9.7 million and $19.9 million in the second quarter and first half of 2006, respectively, to $8.4 million and $17.2 million in the comparable 2007 periods. Partially offsetting this decline was sales of Presstek’s “growth portfolio” of consumables, defined as 52DI, 34DI, and chemistry-free CtP plates. These products grew from $7.7 million and $14.8 million in the second quarter and first half of 2006, respectively, to $9.1 million and $18.0 million, or 18.2% and 21.6%, respectively, in the comparable 2007 periods.

Service and parts revenues of $9.9 million and $19.8 million in the second quarter and first half of fiscal 2007, respectively, reflect decreases of $1.8 million, or 15.5%, and $4.1 million or 17.1%, from the comparable prior year periods. The decrease reflects an anticipated shift away from our less profitable legacy service contract base which, in the short term, is declining faster than our digital service business is ramping up.

Cost of Revenue

Consolidated cost of revenue was $50.2 million and $96.8 million in the second quarter and first half of 2007, respectively, and was essentially unchanged from the comparable prior year periods. Cost of revenue for the second quarter and first half of 2007 includes $2.7 million of charges for warranty, accrued purchase commitments, and write-down of excess and obsolete inventory related to planned changes to the Vector TX52 product line. Service and parts cost of revenue for the second quarter and six months ended June 30, 2007 includes a charge of $0.8 million related to a write-down of field service parts inventory to net realizable value.

Cost of product, consisting of costs of material, labor and overhead, shipping and handling costs and warranty expenses, was $41.4 million and $80.3 million in the second quarter and first half of 2007.

Cost of product in the Presstek segment was $40.3 million and $78.2 million in the second quarter and first half of 2007, respectively, compared to $40.0 million and $77.1 million in the same prior year periods. The increase in both periods resulted primarily from the $2.7 million charge for warranty, accrued purchase commitments and excess and obsolete inventory write-down related to the Vector TX52 product line, and was offset somewhat by lower revenues and favorable product mix.

Cost of revenue in the Lasertel segment was $2.2 million and $4.6 million in the second quarter and first half of 2007, respectively, compared to $2.2 million and $4.7 million in the comparable prior year periods. Overall costs benefited from improved margins on external sales.

Cost of service, including the charge of $0.8 million for field service parts inventory recorded in the second quarter of 2007, was $8.8 million and $16.5 million in the second quarter and first half of 2007, respectively, compared to $8.7 million and $17.0 million in the same prior year period. These amounts represent the costs of spare parts, labor and overhead associated with the ongoing service of products. Service costs were favorably impacted by the termination of service personnel in North America, the result of a restructuring plan intended to realign our service organization with a declining analog revenue base.

Gross Profit

Consolidated gross profit as a percentage of total revenue was 27.0% and 27.7% in the second quarter and first half of 2007, respectively, compared to 29.3% and 30.1% in the comparable prior year periods. Gross margins in the second quarter and first half of 2007 were negatively impacted by 510 basis points and 260 basis points, respectively, as a result of the $3.5 million charge for the Vector TX52 product line and field service parts inventory charges.

Gross profit as a percentage of product revenue was 29.7% and 29.6% in the second quarter and first half of 2007, respectively, compared to 30.0% and 30.3% in the comparable prior year periods. Gross margins in the second quarter and first half of 2007 were negatively impacted by 460 basis points and 240 basis points, respectively, as a result of the $2.7 million charge for the Vector TX52 product line. Gross margins in 2007 were favorably impacted by a higher mix of DI revenues, which carry significantly higher margins, as a percentage of overall revenues.

Gross margin as a percentage of service revenue was 11.1% and 16.7% in the second quarter and first half of 2007, respectively, compared to 25.6% and 28.8% in the same prior year periods. Service margins in the second quarter and first half of 2007 were negatively impacted by 810 basis points and 400 basis points, respectively, resulting from the $0.8 million charge for field service parts inventory. Lower service margins also reflect a decline in the analog contract revenue base, which more than offset cost savings resulting from prior reductions in field service personnel.

Research and Development

Research and development expenses primarily consist of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment, consumables and laser diode development efforts.

Consolidated research and development expenses of $1.6 million and $3.3 million in the second quarter and first half of 2007, respectively, were essentially unchanged from $1.7 million and $3.2 million in the comparable prior year periods.

Research and development expenses for the Presstek segment were $1.3 million and $2.6 million in the second quarter and first half of 2007, respectively, compared to $1.4 million and $2.7 million in the comparable prior year periods.

Research and development expenses for the Lasertel segment were $0.3 million in both the second quarter of 2007 and 2006, and $.7 million in the first half of 2007 compared to $0.5 million in the same prior year period. The increased expense relates primarily to incremental parts and supplies consumed in the product development process.

Sales, Marketing and Customer Support

Sales, marketing and customer support expenses primarily consist of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs associated with sales, marketing and customer support activities.

Consolidated sales, marketing and customer support expenses of $11.0 million in the second quarter of 2007 were essentially unchanged from the comparable period in 2006. For the first half of 2007, consolidated sales, marketing, and customer support expenses were $20.8 million, an increase of $0.9 million from the comparable prior year period.

Sales, marketing and customer support expenses for the Presstek segment of $10.8 million in the second quarter of 2007 were unchanged from the comparable prior year period. Expense of $20.5 million for the first half of 2007 reflects an increase of $0.9M compared to the first half of 2006. The increase in expense is principally due to the continuing transition of our North American sales channels from indirect to direct, together with an increase in costs in our European operation necessary to support the growing revenue base.

Sales, marketing and customer support expenses for the Lasertel segment were $0.2 million and $0.3 million in the second quarter and first half of 2007, respectively, and were essentially unchanged from the same prior year periods.

General and Administrative
Consolidated general and administrative expenses are primarily comprised of payroll and related expenses for personnel and contracted professional services necessary to conduct our finance, information systems, human resources and administrative activities.

Consolidated general and administrative expenses were $9.0 million and $15.3 million in the second quarter and first half of fiscal year 2007, respectively, compared to $3.8 million and $9.1 million in the comparable prior year periods. General and administrative expenses in the second quarter of 2007 include $1.5 million in stock compensation related to a restricted stock award to the CEO, and $1.0 million in stock compensation related to stock option grants to officers, directors and employees. For the first half of 2007, stock compensation was $1.5 million related to restricted stock and $1.3 million related to stock based option grants to officers, directors and employees. General and administrative expenses, including legal, accounting, and bad debt expenses, increased in the second quarter and first half of 2007 over the comparable prior year periods due primarily to patent defense and other legal activities, actions related to the Company’s remediation plans to address internal control matters, and an increase in the expense associated with the allowance for doubtful accounts in the United States.

General and administrative expenses for the Presstek segment were $8.8 million in the second quarter of 2007 compared to $3.5 million in the comparable prior year period. The increased expense was due primarily to costs associated with the restricted stock award, additional stock compensation expense related to stock option grants, and increased legal, accounting, and bad debt expenses. For the first half of 2007, general and administrative expense for the Presstek segment totaled $14.8 million compared to $8.5 million in the first half of 2006. The increase in expense was due primarily to award of restricted stock to our CEO, additional stock compensation expense on stock option grants to officers and employees, increased professional fees related to the Company’s remediation plans to address internal control matters, and increased bad debt expense.

General and administrative expenses for the Lasertel segment were $0.2 million and $0.5 million in the second quarter and first half of 2007, respectively, compared to $0.3 million and $0.6 million in the comparable prior year periods. Lower expenses are attributable to reduced payroll related costs.

Amortization of Intangible Assets

Amortization expense of $0.7 million and $1.4 million in the second quarter and first half of 2007, respectively, declined modestly from $0.8 million and $1.5 million in the comparable prior year periods. These expenses relate to intangible assets recorded in connection with the Company’s 2004 ABDick acquisition, patents and other purchased intangible assets.

Restructuring and Other Charges

Consolidated restructuring and other charges of $0.8 million and $1.1 million in the second quarter and first half of 2007, respectively, represent the cost of severance and separation expenses for employment contracts of former executives, as well as restructuring in our Canadian and European operations.

Interest and Other Expense, Net

Consolidated net interest expense of $0.8 million and $1.6 million in the second quarter and first half of 2007, respectively, increased from $0.6 million and $1.0 million in the comparable prior year periods. Increased interest expenses are primarily the result of higher balances on our revolving credit facility. Other expense, comprised primarily of loss on foreign currency translation, was $0.1 million and $0.2 million in the second quarter and first half of 2007, respectively, compared to $0.1 million and $0.2 million in the comparable prior year periods.

Benefit for Income Taxes

The Company’s effective tax rate is 11.4% for the second quarter of 2007 compared to 13.7% in the same period last year. For the first half of 2007, the effective tax rate is 14.2% compared to 15.4% in the comparable period of 2006. The decrease in the effective rate from the prior year comparable period is primarily attributable to certain officer compensation, which is non-deductible for federal and state tax purposes, and U.S. taxes on deemed foreign subsidiary dividends.

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

Results of operations of the discontinued analog newspaper business of Precision consist of the following (in thousands, except per-share data):
	Three months ended		Six months ended
	June 30 , 2007	July 1, 2006	June 30, 2007	July 1, 2006
Revenue	$ 0	$ 3,350	$ 195	$ 6,588
Income (loss) before income taxes	40	200	(148)	(58)
Provision (benefit) from income taxes	16	33	(60)	29
Income (loss) from discontinued operations	$ 24	$ 167	$ (88)	$ (87)
Earnings (loss) per share	$0.00	$ 0.01	$ (0.00)	$ (0.00)

The Company is winding down Precision operations in fiscal 2007 and accordingly there were no substantial revenues from discontinued operations in the first half of fiscal 2007. Revenues of $6.6 million in the first half of 2006 were primarily associated with the manufacture and distribution of Precision analog products to newspaper business customers. There were no significant operating expenses incurred in the first half of fiscal 2007 and $0.04 million of miscellaneous income was recognized as a result of the sale of scrap inventory.

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash)

We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings. At June 30, 2007, we had $7.3 million of cash and cash equivalents and $45.3 million of working capital, compared to $8.6 million of cash and $46.8 million of working capital at July 1, 2006.

Continuing Operations

Our operating activities consumed $5.9 million of cash in the six months ended June 30, 2007. Cash used by operating activities resulted primarily from the net loss, after adjustments for non-cash depreciation, amortization, provisions for warranty costs and restructuring and other charges, stock compensation expense and losses on the disposal of assets. Net income and non-cash items were further impacted by an increase in inventory levels of $6.1 million, an increase of $2.6 million in accounts receivable and a decrease of $1.0 in deferred revenue. The increase in inventory levels was due primarily to a buildup of stock in anticipation of increased sales demand and also reflects the longer lead time for certain equipment purchases. The increase in accounts receivable primarily reflects a higher mix of international revenues, which generally carry longer payment terms, as well as timing of funding for equipment sold under third party and in-house leasing arrangements. Offsetting this was an increase in miscellaneous accrued expenses of $1.2 million.

In the first six months of fiscal 2007, we used $2.1 million of net cash for investing activities primarily to purchase additions to property, plant and equipment consisting of production equipment and investments in our infrastructure, including costs related to the implementation of a new service management system.

Our financing activities provided a $5.4 million source of cash, comprised of $6.0 million of cash received from borrowings on our current line of credit and $2.9 million of proceeds from the exercise of stock options and the issuance of common stock, offset by $3.5 million of repayments on our term loan.

Discontinued Operations

In the first six months of fiscal 2007, operating activities of discontinued operations provided $0.4 million in cash as a result of a decrease of $1.8 million in accounts receivable and a decrease of $1.4 million in inventory, partially offset by a net decrease of $2.7 million in accounts payable and accrued expenses and the net loss of $0.1 million.

Liquidity

Our current Senior Secured Credit Facilities, referred to as the Facilities, include a $35.0 million five year secured term loan, referred to as the Term Loan, and a $45.0 million five year secured revolving line of credit, referred to as the Revolver, which replaced our then-existing term loan and revolver entered into in October 2003. At June 30, 2007, we had $21.0 million outstanding under the line of credit and $12.3 million outstanding under letters of credit, thereby reducing the amount available under the Revolver to $11.7 million. At June 30, 2007, the interest rate on the outstanding balance of the Revolver was 7.8%. Principal payments on the Term Loan are made in consecutive quarterly installments of $1.75 million, with a final settlement of all remaining principal and unpaid interest on November 4, 2009. The Facilities were used to partially finance the acquisition of the business of ABDick, and are available for working capital requirements,capital expenditures, acquisitions, and general corporate purposes. Borrowings under the Facilities bear interest at either (i) the London InterBank Offered Rate, or LIBOR, plus applicable margins or (ii) the Prime Rate, as defined in the agreement, plus applicable margins. The applicable margins range from 1.25% to 4.0% for LIBOR, or up to 1.75% for the Prime Rate, based on certain financial performance. At June 30, 2007, the effective interest rate on the Term Loan was 7.9%.

Under the terms of the Revolver and Term Loan, we are required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA, a non-U.S. GAAP measurement that we define as earnings before interest, taxes, depreciation, amortization and restructuring and other charges/(credits), minimum fixed charge coverage, minimum tangible capital base, and current ratio covenants. At June 30, 2007, we were in compliance with all such financial and non-financial covenants.

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

From time to time we have engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party. In certain situations, we may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, we may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, we would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). The maximum contingent obligation under these shortfall payment arrangements is estimated to be $1.1 million at June 30, 2007.

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
For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, which was filed with the SEC on April 25, 2007. There were no significant changes to the Company’s critical accounting policies during the six months ended June 30, 2007, with the exception of the policy below.

Accounting for Income Taxes

The Company’s policy covering accounting for income taxes, which was disclosed in its Annual Report on Form 10-K for the fiscal year ended December 30, 2006, filed with the SEC on April 25, 2007, was expanded in the first quarter of fiscal 2007 to include the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Recent Accounting Pronouncements

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

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. At June 30, 2007, we were not involved in any unconsolidated SPE transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates primarily as a result of our borrowing and investing activities, commodity price risk and foreign currency fluctuations. The Company has established procedures to manage its fluctuations in interest rates and foreign currency exchange rates.

Our long-term borrowings are in variable rate instruments, with interest rates tied to either the Prime Rate or the LIBOR. A 100 basis point change in these rates would have an impact of approximately $0.2 million on our annual interest expense, assuming consistent levels of floating rate debt with those held at June 30, 2007.

Commodity price movements create a market risk by affecting the price we must pay for certain raw materials. The Company purchases aluminum for use in manufacturing consumables products and is embedded in certain components we purchase from major suppliers. From time to time, we enter into agreements with certain suppliers to manage price risks within a specified range of prices; however, our suppliers generally pass on significant commodity price changes to the Company in the form of revised prices on future purchases. In general, the Company has not used commodity forward or option contracts to manage this market risk.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, we have, under the supervision and with the participation of Presstek’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Presstek’s disclosure controls and procedures pursuant to Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.

Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2007, at the reasonable assurance level, because of the material weakness described below. Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

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

•
Effective April 3, 2007, the Audit Committee of the Board of Directors established a Financial Reporting Task Force to develop a corrective action plan to ensure full remediation of the material weakness. This Task Force, which reports directly to the Audit Committee and is led by the Senior Vice President and Chief Financial Officer, met six times since its establishment to develop, review, and approve specific remediation action plans to address these matters.

•	During March 2007, a new Financial Reporting Manager was appointed to manage all SEC-related activities including accounting guidance and periodic reporting.

•
The Company’s Senior Vice President and Chief Financial Officer has been authorized to engage third party professionals to advise the Company in connection with the remediation of existing deficiencies.

•
In the first quarter of 2007, the Company undertook a review to ensure that the finance, accounting and tax functions are staffed in accordance with the required competencies. The Finance organization has been strengthened by the addition of personnel to address complex accounting and financial reporting requirements and is nearing completion of its hiring objectives.

•
On May 23, 2007, the Company announced the appointment of Wayne L. Parker, CPA as Director of Internal Audit. Mr. Parker joins Presstek with significant industry experience, having served as Director of Sarbanes-Oxley Compliance for the Graphic Communications Group of Eastman Kodak Company and Director of Internal Audit for Kodak Polychrome Graphics, LLC. In his role with Presstek he will report directly to the Audit Committee and have responsibility for directing the internal audit function, leading Sarbanes-Oxley compliance activities, and developing and implementing monitoring controls and other procedures in the Internal Audit organization.

•	The Company has begun an initiative to provide additional training to finance, accounting and tax professionals regarding new and evolving areas in U.S. GAAP.

•	The Company implemented a process that ensures the timely documentation, review, and approval of complex accounting transactions by qualified accounting personnel.

•	The Company introduced a requirement that analysis of all significant non-routine transactions must be documented, reviewed, and approved by senior financial management.

Many of the remedial measures described above relate to the introduction of additional personnel into the organization and involve controls in our system of internal controls which rely extensively on manual review and approval, therefore, the successful operation of these controls, for, at least, several quarters may be required prior to management being able to conclude that the material weakness has been fully remediated.

Other than the foregoing measures, certain of which were not fully implemented as of June 30, 2007, to remediate the material weaknesses described above, there has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

During the six months ended June 30, 2007, there have been no material changes to legal proceedings from those considered in our Annual Report on From 10-K for the year ended December 30, 2006, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 25, 2007.

Item 1A. Risk Factors

Significant factors that could impact the Company’s financial condition or results of operations are included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 25, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 10, 2007, under the terms of an Employment Agreement, the Company issued to its chief executive officer, Jeffrey Jacobson, in consideration of Mr. Jacobsen’s agreement to enter into employment with the Company, 300,000 shares of the Company’s common stock.  The issuance of such stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, was made pursuant to NASDAQ Rule 4350(i)(1)(A)(iv) as an inducement material to Mr. Jacobsen entering into employment with the Company, and was approved by the Compensation Committee of the Company’s Board of Directors.

Item 4. Submission of Matters to a Vote of Security Holders

(a) On June 7, 2007, the Company held its Annual Meeting of Stockholders. Proxies for the meeting were solicited pursuant to the SEC’s Regulation 14A.

(b) The information included in Item 4(c)(1) below is incorporated herein by reference.

(c) At such meeting, the stockholders of the Company voted:

(1) To elect eight directors to the Company’s Board of Directors for the ensuing year. The votes cast were as follows:

Nominees	Votes For	Votes Against	Votes Withheld	Abstained	Broker Non-Votes

Edward J. Marino*	31,265,140	N/A	617,759	N/A	N/A
John W. Dreyer	31,367,672	N/A	515,227	N/A	N/A
Daniel S. Ebenstein	26,492,638	N/A	5,390,261	N/A	N/A
Dr. Lawrence Howard	27,129,130	N/A	4,753,769	N/A	N/A
Michael D. Moffitt	31,187,855	N/A	695,044	N/A	N/A
Brian Mullaney	31,395,005	N/A	487,894	N/A	N/A
Steven N. Rappaport	26,983,294	N/A	4,899,605	N/A	N/A
Donald C. Waite, III	31,148,155	N/A	734,744	N/A	N/A

*On May 21, 2007, the Company issued supplemental proxy materials removing Mr. Marino’s nomination as a director and replacing it with the nomination of Mr. Jacobson.  Mr. Jacobson was elected to the Board on June 7, 2007. On June 7, 2007 the Board of Directors of the Company accepted the resignation of Board Member Edward J. Marino, effective as of that date and appointed Jeffrey Jacobson, the Company’s President and Chief Executive Officer to the vacancy created by Mr. Marino’s resignation.

(2) To ratify the selection of KPMG LLP as the Company’s independent registered public accounting firm for 2007. The proposal was ratified as 31,769,724 shares voted for, 97,274 shares voted against and 15,901 shares abstained.

Item 6. Exhibits

Exhibit No.	Description

10.1
Employment Agreement by and between Presstek, Inc. and Jeffrey Jacobson dated May 10, 2007 (Previously filed as an Exhibit to the Company’s Form 10-Q filed on May 15, 2007 and incorporated by reference herein.)

10.2
Stock Option Agreement by and between Presstek, Inc. and Jeffrey Jacobson dated May 10, 2007 (Previously filed as an Exhibit to the Company’s Form 10-Q filed on May 15, 2007 and incorporated by reference herein.)

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

32.2 99.1
Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Revised supplemental table showing further breakout of Presstek revenue and financial results as of and for the three and six month period ended June 30, 2007. (Previously filed as an Exhibit to the Company’s Form 8-K filed on July 26,2007)

PRESSTEK, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSTEK, INC. (Registrant)
Date: August 9, 2007	/s/ Jeffrey A. Cook
Jeffrey A. Cook Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PRESSTEK, INC.

EXHIBIT INDEX

Exhibit No.	Description

10.1
Employment Agreement by and between Presstek, Inc. and Jeffrey Jacobson dated May 10, 2007 (Previously filed as an Exhibit to the Company’s Form 10-Q filed on May 15, 2007 and incorporated by reference herein.)

10.2
Stock Option Agreement by and between Presstek, Inc. and Jeffrey Jacobson dated May 10, 2007 (Previously filed as an Exhibit to the Company’s Form 10-Q filed on May 15, 2007 and incorporated by reference herein.)

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

99.1
Revised supplemental table showing further breakout of Presstek revenue and financial results as of and for the three and six month period ended June 30, 2007. (Previously filed as an Exhibit to the Company’s Form 8-K filed on July 26,2007)