Form 10-Q
period 2007-09-29
PRESSTEK INC /DE/
filed 2008-02-15
CIK 846876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-17541

PRESSTEK, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	02-0415170 (I.R.S. Employer Identification No.)

2 Greenwich Office Park Greenwich, Connecticut (Address of Principal Executive Offices)	06831 (Zip Code)

Registrant’s telephone number, including area code (866) 535-2230

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
Yes ☐    No ☑

As of January 28, 2008, there were 36,583,914 shares of the Registrant’s Common Stock, $0.01 par value, outstanding.

PRESSTEK, INC.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)
	September 29,	December 30,
	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$8,253	$9,449
Accounts receivable, net	49,051	53,158
Inventories	50,226	46,050
Deferred income taxes	4,210	4,162
Other current assets	3,103	2,600
Assets of discontinued operations	74	3,321
Total current assets	114,917	118,740

Property, plant and equipment, net	39,500	42,194
Goodwill	19,807	20,280
Intangible assets, net	6,750	8,741
Deferred income taxes	11,896	7,515
Other noncurrent assets	946	544

Total assets	$193,816	$198,014

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligation	$7,039	$7,037
Line of credit	21,000	15,000
Accounts payable	21,982	27,126
Accrued expenses	16,088	10,471
Deferred revenue	7,532	7,901
Liabilities of discontinued operations	722	3,707
Total current liabilities	74,363	71,242

Long-term debt and capital lease obligation, less current portion	10,259	15,535

Total liabilities	84,622	86,777

Commitments and contingencies (See Note 20)

Stockholders' equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized, 36,548,682 and
	35,662,318 shares issued and outstanding at September 29, 2007 and
December 30, 2006, respectively	366	357
Additional paid-in capital	115,276	108,769
Accumulated other comprehensive income	1,162	297
Retained earnings (accumulated deficit)	(7,610)	1,814
Total stockholders' equity	109,194	111,237

Total liabilities and stockholders' equity	$193,816	$198,014

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)
(Unaudited)

	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Revenue
Product	$50,124	$50,578	$164,239	$164,924
Service and parts	9,488	10,841	29,276	34,705
Total revenue	59,612	61,419	193,515	199,629

Cost of revenue
Product	36,759	35,280	117,086	114,962
Service and parts	8,097	8,095	24,568	25,074
Total cost of revenue	44,856	43,375	141,654	140,036

Gross profit	14,756	18,044	51,861	59,593

Operating expenses
Research and development	1,492	1,660	4,746	4,885
Sales, marketing and customer support	9,503	9,920	30,319	29,824
General and administrative	9,150	5,585	24,407	14,738
Amortization of intangible assets	577	807	1,999	2,336
Restructuring and other charges	398	(208)	1,527	(208)
Total operating expenses	21,120	17,764	62,998	51,575

Operating income (loss)	(6,364)	280	(11,137)	8,018
Interest and other income (expense), net	(586)	(96)	(2,476)	(1,264)

Income (loss) before income taxes	(6,950)	184	(13,613)	6,754
Provision (benefit) for income taxes	(3,324)	224	(4,267)	1,237

Income (loss) from continuing operations	(3,626)	(40)	(9,346)	5,517
Income (loss) from discontinued operations, net of tax	$10	(383)	$(78)	(470)

Net income (loss)	$(3,616)	$(423)	$(9,424)	$5,047

Earnings (loss) per share - basic
Income (loss) from continuing operations	$(0.10)	$(0.00)	$(0.26)	$0.16
Loss from discontinued operations	0.00	(0.01)	(0.00)	(0.01)
	$(0.10)	$(0.01)	$(0.26)	$0.15
Earnings (loss) per share - diluted
Income (loss) from continuing operations	$(0.10)	$(0.00)	$(0.26)	$0.16
Loss from discontinued operations	0.00	(0.01)	(0.00)	(0.01)
	$(0.10)	$(0.01)	$(0.26)	$0.15

Weighted average shares outstanding
Weighted average shares outstanding - basic	36,545	35,609	36,080	35,541
Dilutive effect of options	-	-	-	386
Weighed average shares outstanding - diluted	36,545	35,609	36,080	35,927

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	September 29,	September 30,
	2007	2006
Operating activities
Net income (loss)	$(9,424)	$5,047
Add loss from discontinued operations	78	470
Income (loss) from continuing operations	(9,346)	5,517
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,232	5,247
Amortization of intangible assets	1,999	2,336
Restructuring and other charges	1,527	(208)
Provision for warranty costs	2,854	2,703
Provision for accounts receivable allowances	1,542	78
Stock compensation expense	3,447	207
Deferred income taxes	(4,429)	-
Loss on disposal of assets	117	72
Changes in operating assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	2,113	(8,064)
Inventories	(3,988)	5,148
Other current assets	(503)	(1,545)
Other noncurrent assets	70	28
Accounts payable	(5,159)	3,606
Accrued expenses	1,657	(6,360)
Deferred revenue	(365)	(541)
Net cash provided by (used in) operating activities	(3,232)	8,224

Investing activities
Purchase of property, plant and equipment	(2,533)	(3,297)
Business acquisitions, net of cash acquired	(20)	(693)
Investment in patents and other intangible assets	(58)	(2,237)
Net cash used in investing activities	(2,611)	(6,227)

Financing activities
Net proceeds from the exercise of stock options and the issuance of common stock	3,069	1,847
Repayments of term loan and capital lease	(5,274)	(5,273)
Net borrowings under line of credit agreement	6,000	2,964
Net cash provided by (used in) financing activities	3,795	(462)

Cash provided by (used in) discontinued operations
Operating activities	185	(599)
Investing activities	-	(178)
Financing activites		-
Net cash provided by discontinued operations	185	(777)

Effect of exchange rate changes on cash and cash equivalents	667	(28)

Net increase (decrease) in cash and cash equivalents	(1,196)	730
Cash and cash equivalents, beginning of period	9,449	5,615
Cash and cash equivalents, end of period	$8,253	$6,345

Supplemental disclosure of cash flow information
Cash paid for interest	$2,417	$1,704
Cash paid for income taxes	$374	$1,132

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2007
(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements of Presstek, Inc. and its subsidiaries (“Presstek,” the “Company,” “we” or “us”) contain all adjustments, including normal recurring adjustments, necessary to present fairly Presstek’s financial position as of September 29, 2007 and December 30, 2006, its results of operations for the three and nine months ended September 29, 2007 and September 30, 2006 and its cash flows for the nine months ended September 29, 2007 and September 30, 2006, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the interim reporting requirements of Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

The results of the three and nine months ended September 29, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending December 29, 2007.  The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 25, 2007.

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

The Company operates and reports on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the thirteen and thirty-nine week periods ended September 29, 2007 (the “third quarter and nine months ended September 29, 2007” or the “three and nine months ended September 29, 2007”) and September 30, 2006 (the “third quarter and nine months ended September 30, 2006” or the “three and nine months ended September 30, 2006”).

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

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2007
(Unaudited)

Approximately 1,875,400 and 1,849,700 options to purchase common stock were excluded from the calculation of diluted earnings (loss) per share for the three months ended September 29, 2007 and September 30, 2006, respectively, as their effect would be antidilutive.  Approximately 1,967,400 and 878,300 options to purchase common stock were excluded from the calculation of diluted earnings per share for the nine months ended September 29, 2007 and September 30, 2006, respectively, as their effect would be antidilutive.

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

Gains and losses arising from foreign currency transactions are reported as a component of “Interest and other income (expense), net” in the Company’s Consolidated Statements of Operations.  The Company recorded gains on foreign currency transactions of approximately $0.3 million and $29,000 for the three and nine months ended September 29, 2007, respectively. The Company recorded gains on foreign currency transactions of approximately $0.2 million and $0.1 million for the three and nine months ended September 30, 2006, respectively.

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

The following discussion supersedes the description of such policies in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, which was filed with the SEC on April 25, 2007.  For a discussion of other critical accounting policies and estimates, refer to such Form 10-K.

Revenue Recognition

The Company derives revenue principally from the sale of products (equipment, printing plates and other consumables, and laser diodes) and services (equipment maintenance contracts, installation, training, support, and spare parts).

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2007
(Unaudited)

Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collection is reasonably assured.  Amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until all revenue recognition criteria are met.

Product revenue

End-Users - Under the Company’s standard terms and conditions of sale of equipment, title and risk of loss are transferred to end-user customers upon completion of installation and revenue is recognized at that time, unless customer acceptance is uncertain or significant deliverables remain.  Sales of other products, including printing plates, are generally recognized at the time of shipment.

OEMs - Product revenue and any related royalties for products sold to Original Equipment Manufacturers (“OEM” or “OEMs”) are recognized at the time of shipment as installation is not required and title and risk of loss pass at shipment. OEM contracts do not generally include price protection or product return rights; however, the Company may elect, in certain circumstances, to accept returns of product.

Distributors - Revenue for product sold to distributors, whereby the distributor is responsible for installation, is recognized at shipment, unless other revenue recognition criteria have not been met.  Revenue for product sold to distributors under contracts which involve Company installation of equipment is recognized upon installation, unless end-user customer acceptance is uncertain, significant deliverables remain, or other revenue recognition criteria have not been met.  Except in cases of contract termination (which may include limited product return rights), distributor contracts do not generally include price protection or product return rights; however, the Company may elect, in certain circumstances, to accept returns of product.

Service and parts revenue

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

Leases

The Company may offer customer financing to assist customers in the acquisition of Presstek products.  At the time a financing transaction is consummated, which qualifies as a sales-type lease, the Company records equipment revenue equal to the net present value of future lease payments.  Any remaining balance is recognized as finance income using the effective interest method over the term of the lease.  Leases not qualifying as sales-type leases are accounted for as operating leases.  The company recognizes revenue from operating leases on an accrual basis as the rental payments become due.

Multiple element arrangements

In accordance with Staff Accounting Bulletin (“SAB”) No. 104 Revenue Recognition (“SAB 104”) and Emerging Issues Task Force (“EITF”) Issue 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), when a sales arrangement contains multiple elements, such as equipment, consumables or services, revenue is allocated to each element based on its relative fair value.  The fair value of any undelivered elements, such as warranty, training and services, is deferred until delivery has occurred or services have been rendered.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2007
(Unaudited)

Rights of return

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

Shipping and handling

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was adopted by the Company in the first quarter of fiscal 2007. The adoption of FIN 48 did not have a material impact on the consolidated results of operations and financial condition.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2007
(Unaudited)

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

In June 2007, the FASB also ratified EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities" ("EITF 07-3"). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted by the Company in the first quarter of fiscal 2008. The Company does not expect the adoption of EITF 07-3 to have a material effect on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. The Company will apply SFAS 141R prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Also in December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements” (FASB No. 160), which is effective for fiscal years beginning after December 15, 2008. This statement requires all entities to report non-controlling (minority) interests in subsidiaries in the same manner– as equity in the consolidated financial statements. This eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring that they be treated as equity transactions. The Company will be required to adopt the provisions of FASB No. 160 in the first quarter of 2009 and is currently evaluating the impact of such adoption on its Consolidated Financial Statements.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2007
(Unaudited)

2. DISCONTINUED OPERATIONS

The Company accounts for its discontinued operations under the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Accordingly, results of operations and the related expenses associated with discontinued operations have been classified as “Income (loss) from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operation. Assets and liabilities of discontinued operations have been reclassified and reflected on the accompanying Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations.” For comparative purposes, all prior periods presented have been reclassified on a consistent basis.

Precision Lithograining Corp. (“Precision”) - Analog Newspaper Business
On December 28, 2006, the Company’s production in South Hadley, Massachusetts of Precision-branded analog plates used in newspaper applications was discontinued.

Results of operations of the discontinued analog newspaper business of Precision consist of the following (in thousands, except per-share data):

	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Revenue	$0	$3,349	$196	$9,937
Income (loss) before income taxes	16	(398)	(132)	(456)
Provision (benefit) for income taxes	6	(15)	(54)	14
Income (loss) from discontinued operations	$10	$(383)	$(78)	$(470)
Earnings (loss) per share	$0.00	$(0.01)	$0.00	$(0.01)

Assets and liabilities of discontinued operations consist of the following (in thousands):

	September 29, 2007	December 30, 2006

Receivables, net	$74	$1,875
Inventories	--	1,446
Total current assets	$74	$3,321

Accounts payable	$--	$2,126
Accrued expenses	722	1,581
Total current liabilities	$722	$3,707

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2007
(Unaudited)

3.  ACCOUNTS RECEIVABLE, NET

The components of “Accounts receivable, net” in the Consolidated Balance Sheets are as follows (in thousands):

	September 29, 2007	December 30, 2006

Accounts receivable	$51,443	$56,152
Less allowances	(2,392)	(2,994)
	$49,051	$53,158

A rollforward of accounts receivable allowance balances during the periods follows:

Accounts receivable allowances, December 30, 2006	$2,994
Write-offs in the period	(2,144)
Increase in allowance for doubtful accounts	1,542
Accounts receivable allowances, September 29, 2007	$2,392

4.  INVENTORIES

Inventories include material, direct labor and related manufacturing overhead, and are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value.  Based upon a consideration of quantities on hand, actual and projected sales volume, slow-moving and obsolete inventory is written down to its net realizable value.

The components of “Inventories” in the Consolidated Balance Sheets are as follows (in thousands):

	September 29, 2007	December 30, 2006

Raw materials	$3,487	$3,434
Work in process	7,141	7,102
Finished goods	39,598	35,514
	$50,226	$46,050

During the nine months ended September 29, 2007, the Company disposed of $3.5 million of excess and obsolete inventories.  Disposed inventories comprised primarily of machine components and repair parts relating to technology that is no longer manufactured, distributed, or serviced by the Company, and had a net realizable value of $0 as of September 29, 2007.

In fiscal 2007 the Company completed an evaluation of the future strategic position of key products in its product portfolio.  In the second quarter of fiscal 2007, the Company recorded charges of $2.7 million related to changes to product plans for the Vector TX52 CtP product family.  Charges included a $1.1 million write-down of excess and obsolete equipment and parts inventory to net realizable value, warranty-related charges of $0.8 million (Note 9) and accrued liabilities of $0.8 million associated with non-cancelable purchase order obligations.  In the third quarter of fiscal 2007, the Company recorded inventory-related charges of $2.8 million, consisting of $2.2 million for the write-off of excess and obsolete inventory, $0.4 million of warranty-related expenses (Note 9) and $0.2 million of accrued liabilities in non-cancelable inventory purchase commitments.  Of the $2.2 million of excess and obsolete inventory charges for the third

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2007
(Unaudited)

quarter of fiscal 2007, $1.1 million relates to excess associated with specific changes to the future product portfolio, $0.7 million relates to a change in estimate of arising from revised methodology in identifying excess and obsolete inventory and $0.4 million related to other product reviews.

In the second and third quarters of fiscal 2007, the Company recorded charges of $0.8 million and $0.3 million, respectively, related to the write-off of service parts in the U.S.  These charges are reflected in Cost of revenue in the accompanying Consolidated Statements of Income.

The Company completed a worldwide physical inventory count in August, 2007 resulting in charges of $0.4 million during the third quarter of fiscal 2007.

5.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of “Property, plant and equipment, net”, in the Consolidated Balance Sheets are as follows (in thousands):

	September 29, 2007	December 30, 2006

Land and improvements	$2,286	$2,286
Buildings and leasehold improvements	29,518	29,428
Production and other equipment	57,348	56,462
Office furniture and equipment	7,510	7,263
Construction in process	3,211	1,886
Total property, plant and equipment, at cost	99,873	97,325
Accumulated depreciation and amortization	(60,373)	(55,131)
Net property, plant and equipment	$39,500	$42,194

Construction in process is generally related to production equipment and information technology systems not yet placed into service.  The amount reported at September 29, 2007 includes $2.1 million related to a new service management system, which is in the implementation phase.  The Company is capitalizing all applicable costs in accordance with AICPA Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, and estimates that the total cost of implementation will approximate $2.4 million.  The Company expects to fully implement its new service management system in fiscal 2008.

The Company recorded depreciation expense of $1.7 million in the third quarter of fiscal 2007 and $1.8 million in the third quarter of fiscal 2006 and $5.2 million in each of the nine months ended September 29, 2007 and September 30, 2006.  Under the Company’s financing arrangements (see Note 7), all property, plant and equipment is pledged as security.

6.  INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of patents, intellectual property, license agreements, loan origination fees and certain identifiable intangible assets resulting from business combinations, including trade names, customer relationships, non-compete covenants and software licenses.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2007
(Unaudited)

The Company commences amortization of intangible assets at the time the respective asset has been placed into service.  At September 29, 2007 and December 30, 2006, the Company had recorded $0.6 million and $0.7 million, respectively, of costs related to patents and intellectual property not yet in service.

The components of the Company’s “Intangible assets, net” in the Consolidated Balance Sheets are as follows (in thousands):

	September 29, 2007		December 30, 2006
	Cost	Accumulated amortization	Cost	Accumulated amortization

Patents and intellectual property	$11,125	$7,783	$11,277	$7,206
Trade names	2,360	2,301	2,360	1,776
Customer relationships	4,583	1,891	4,583	1,443
Software licenses	450	437	450	325
License agreements	750	281	750	169
Non-compete covenants	100	63	100	48
Loan origination fees	332	194	332	144
	$19,700	$12,950	$19,852	$11,111

The Company recorded amortization expense for its identifiable intangible assets of $0.6 million and $0.8 million in the third quarters of fiscal 2007and fiscal 2006, respectively, and $2.0 million and $2.3 million in the nine months ended September 29, 2007 and September 30, 2006, respectively.  Estimated future amortization expense for the Company’s intangible assets in service at September 29, 2007, is as follows (in thousands):

Remainder of fiscal 2007	$434
Fiscal 2008	$1,383
Fiscal 2009	$1,243
Fiscal 2010	$1,080
Fiscal 2011	$819
Fiscal 2012	$500
Thereafter	$697

The carrying amount of goodwill recorded by the Company’s Presstek reporting unit was $19.8 million at September 29, 2007.  Goodwill was reduced in the third quarter of fiscal 2007 as a result of excess accrued integration costs related to severance deemed not required.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested annually, as of the first  business day of the third quarter, for impairment.  The Company’s impairment review is based on a fair value test.  The Company uses its judgment in assessing whether goodwill may have become impaired between annual impairment tests.  Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts may signal that goodwill has been impaired.  Should the fair value of a reporting unit, as determined by the Company at any measurement date, fall below the carrying value of the respective reporting unit’s net assets, an impairment will be recorded in the period.  For the third quarter ending September 29, 2007, there was no impairment recorded.  There can be no assurance that goodwill will not become impaired in future periods.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2007
(Unaudited)

7.  FINANCING ARRANGEMENTS

The components of the Company’s “Long-term debt and capital lease obligations, less current portion” in the Consolidated Balance Sheets at September 29, 2007 and December 30, 2006 are as follows (in thousands):

	September 29, 2007	December 30, 2006

Term loan	$17,250	$22,500
Line of credit	21,000	15,000
Capital lease obligation	48	72
	38,298	37,572
Less current portion	(28,039)	(22,037)
Long-term debt	$10,259	$15,535

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

At September 29, 2007 and December 30, 2006, the Company had outstanding balances on the Revolver of $21.0 million and $15.0 million, respectively, with interest rates of 7.8% and 7.1%, respectively.  At September 29, 2007, the Company also had $6.3 million of outstanding letters of credit, thereby reducing the amount available under the Revolver to $17.7 million at that date.

The Term Loan requires quarterly principal payments of $1.75 million, with a final settlement of all remaining principal and unpaid interest on November 4, 2009.  At September 29, 2007 and December 30, 2006, outstanding balances under the Term Loan were $17.3 million and $22.5 million, respectively, with interest rates of 7.9% and 7.1%, respectively.

The weighted average interest rate on the Company’s short-term borrowings was 7.8% at September 29, 2007.

Under the terms of the Revolver and the Term Loan, the Company is required to meet various financial and non-financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA (a non-U.S. GAAP measurement that the Company defines as earnings before interest, taxes, depreciation, amortization, and restructuring and other charges), minimum fixed charge coverage and current ratio covenants.  At September 29, 2007, the Company was in compliance with all financial covenants.  Due to delays in reporting financial statements for the period ended September 29, 2007 to its lenders, the Company did not meet its non-financial covenant to furnish quarterly financial statements within 45 days of the period end and the Company received a waiver for that

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2007
(Unaudited)

requirement from lenders on January 18, 2008.

On November 23, 2005, the Company acquired equipment of $0.1 million qualifying for capital lease treatment.  The equipment is reflected in Property, plant and equipment, net and the current and long-term principal amounts of the lease obligation are included in current and long-term debt and capital lease obligations in the Company’s Consolidated Balance Sheets.

The Company’s Term Loan, Revolver, and capital lease principal repayment commitments are as follows (in thousands):
Remainder of fiscal 2007	$7,007
Fiscal 2008	$22,789
Fiscal 2009	$8,502

The amounts above do not reflect interest payments on any outstanding principal balances for the Revolver and Term Loan because the interest rates on these financing arrangements are not fixed.

8.  ACCRUED EXPENSES

The components of the Company’s “Accrued expenses” in the Consolidated Balance Sheets at September 29, 2007 and December 30, 2006 are as follows (in thousands):

	September 29, 2007	December 30, 2006

Accrued payroll and employee benefits	$4,568	$5,642
Accrued warranty	3,267	1,729
Accrued integration costs	124	511
Accrued restructuring	793	233
Accrued royalties	320	276
Accrued legal	1,830	284
Accrued purchase commitments	980	-
Accrued professional fees	1,223	306
Other	2,983	1,490
	$16,088	$10,471

9.  ACCRUED WARRANTY

Product warranty activity for the nine months ended September 29, 2007 is as follows (in thousands):

Balance at December 30, 2006	$1,729
Additional accruals for warranty	2,854
Utilization of accrual for warranty obligations	(1,316)
Balance at September 29, 2007	$3,267

As further described in Note 4, the Company increased warranty accruals related to the Vector TX52 product line by $0.8 million and $0.1 million in the second and third quarter of fiscal 2007, respectively.   In addition, warranty accruals were increased $0.3 million in the third quarter of fiscal 2007 related to certain refurbished QMDI press

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2007
(Unaudited)

units ($0.2 million) and discontinued products identified as a result of the Company’s product portfolio review ($0.1 million). The Company’s warranty obligations are affected by product failure rates and repair or replacement costs incurred in supporting a product failure.  Should actual product repair or replacement costs differ from the Company’s estimates, increases or decreases to its warranty accruals would be required.

10.  DEFERRED REVENUE

The components of the Company’s “Deferred revenue” in the Consolidated Balance Sheets are as follows (in thousands):

	September 29, 2007	December 30, 2006

Deferred service revenue	$7,316	$7,505
Deferred product revenue	216	396
	$7,532	$7,901

11.  ACCRUED INTEGRATION COSTS

In fiscal 2005 and fiscal 2004, the Company recorded integration cost accruals related to its 2004 ABDick business acquisition.  Activity related to these integration cost accruals for the nine months ended September 29, 2007 are as follows (in thousands):

	Balance December 30, 2006	Utilization	Currency translation	Offset to Goodwill	Balance September 29, 2007

Severance and fringe benefits	$487	$-	$12	$(379)	$120
Lease termination and other costs	24	(20)	-	-	4
	$511	$(20)	$12	$(379)	$124

In the third and fourth quarters of fiscal 2006, the Company terminated 25 and 22, respectively, of its ABDick service personnel in North America.  As part of the allocation of the ABDick purchase price, the Company had previously accrued certain severance costs related to headcount reductions.  The accrual will be utilized as payments are made to these terminated employees.  The Company anticipates that payments for these actions, as well as the remaining initiatives related to the business acquisition, will be completed in fiscal 2008. In addition, the Company recorded a reduction of approximately $379,000 of excess accrued integration costs against goodwill in the third quarter of 2007.  These excess accruals related to severance that was deemed not required.

12.  RESTRUCTURING AND OTHER CHARGES

In the third quarter of fiscal 2007, the Company commenced the consolidation of the Canadian back-office operations and certain Des Plaines, Illinois activities into its Hudson, New Hampshire operations as part of its Business Improvement Plan (“BIP”).  These projects, as part of the BIP, include restructuring costs relating to severance, operating lease run-out and inventory consolidation.  It is estimated that the Company will incur approximately $1.0 million to $2.0 million of restructuring charges related to these projects.  All costs relating to these projects are expected to be incurred by the end of fiscal 2008. During the nine months ended September 29,

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2007
(Unaudited)

2007, the Company recognized $1.5 million in restructuring and other charges related to severance and separation costs under employment contracts of former executives and restructuring activities in our Canadian, U.S. and European operations.  At December 30, 2006, the restructuring accrual of $0.2 million related to severance programs involving 10 manufacturing and administrative positions at the Presstek segment.

The activity for the nine months ended September 29, 2007 related to the Company’s restructuring accruals is as follows (in thousands):
	Balance December 30, 2006	Charged to expense	Utilization	Currency translation	Recoveries	Balance September 29, 2007

Severance and fringe benefits	$233	$1,527	$(956)	$-	$(11)	$793

The Company anticipates that payments for these actions will be completed in fiscal 2008.

13.  STOCK-BASED COMPENSATION

The Company has equity incentive plans that are administered by the Compensation and Stock Plan Committee of the Board of Directors (the “Committee”).  The Committee oversees and approves which employees receive grants, the number of shares or options granted and the exercise prices and other terms of the awards.

2003 Stock Option Plan

The 2003 Stock Option and Incentive Plan (the “2003 Plan”) provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including those directors who are not an employee or officer of the Company, such directors being referred to as non-employee Directors), consultants and advisors of the Company and its subsidiaries.  The 2003 Plan provides for an automatic annual grant of 7,500 stock options to all active Non-Employee Directors and an option to purchase 25,000 shares is granted to newly elected non-employee directors, all of which vest over a one year period.  Additional grants may be awarded at the discretion of the Board of Directors or Committee, and on April 7, 2005, effective for fiscal 2005 forward, the Company’s Board of Directors approved an additional annual grant of 7,500 options to re-elected non-employee directors.  A total of 2,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under the 2003 Plan.  For the nine months ended September 29, 2007, 688,333 options were issued under the 2003 Plan, of which 185,000 were issued in the third quarter of fiscal 2007.  There were 143,333 options issued under the 2003 Plan for the three and nine months ended September 30, 2006.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) is designed to provide eligible employees of the Company and its participating U.S. subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions.  The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three-month offering period, whichever is lower.  All employees of the Company or participating subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the Company’s common stock are eligible to participate in the ESPP.  A total of 950,000 shares of the Company’s common stock, subject to adjustment, have been reserved for issuance under this plan. The Company issued 49,743 shares of common stock under its ESPP for the nine months ended September 29, 2007, of which 16,792 were issued in the third quarter of fiscal 2007.   The Company issued 40,796 shares of

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2007
(Unaudited)

common stock under its ESPP for the nine months ended September 30, 2006, of which 20,385 were issued in the third quarter of fiscal 2006.

Restricted Stock and Non-plan Stock Options

In the second quarter of fiscal 2007, the Company granted 300,000 shares of restricted stock and 1,000,000 stock options to its President and Chief Executive Officer (“CEO”) under a non-plan, non-qualified stock option agreement. The award of restricted stock vested on May 10, 2007, the effective date of the CEO’s employment agreement with the Company, but is subject to the holding period provisions as defined in Rule 144 of the U.S. Securities and Exchange Commission (“Rule 144”).  The stock options granted under the stock option agreement provide for vesting of 200,000 options on May 10, 2007, 200,000 options to vest over the period May 10, 2007 to January 1, 2008, and the remaining 600,000 options to vest at a rate of 200,000 per annum over the period January 1, 2009 to January 1, 2011, subject to service conditions only.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of  SFAS No. 123R, Share-Based Payment (“SFAS 123R”), using the modified prospective method, which requires measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest.

Stock-based compensation associated with stock option grants to all officers, directors, and employees is included as a component of “General and administrative expense” in the Company’s Consolidated Statements of Income.  Stock based compensation expense for the three and nine months ended September 29, 2007 and September 30, 2006 is as follows (in thousands):

	Three months ended		Nine months ended
Stock option plan	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

2003 Plan	$420	$130	$1,061	$130
ESPP	16	16	60	77
Restricted Stock	--	--	1,500	--
Non-plan, non-qualified	213	--	826	--

Total	$649	$146	$3,447	$207

As of September 29, 2007, there was $3.5 million of unrecognized compensation expense related to stock option grants.  The weighted average period over which the remaining unrecognized compensation expense will be recognized is 2.46 years.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2007
(Unaudited)

Valuation Assumptions

2003 Plan Options

The fair value of the options to purchase shares of common stock granted in the third quarter and nine months ended September 29, 2007 under the 2003 Plan was estimated on the respective grant dates using the Black-Scholes valuation model with the following assumptions:

	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Risk-free interest rate	4.2%	5.1%	4.5%	5.1%
Volatility	60.97%	57.2%	60.97%	57.2%
Expected life (in years)	5.56	4.5	5.56	4.5
Dividend yield	--	--	--	--

Based on the above assumptions, the weighted average fair value of each option to purchase a share of the Company’s common stock granted in the third quarter and nine months ended September 29, 2007 under the 2003 Plan was $4.22 and $3.77, respectively.

ESPP Rights

The fair value of the rights to purchase shares of common stock under the Company’s ESPP was estimated on the commencement date of the offering period using the Black-Scholes valuation model with the following assumptions:

	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Risk-free interest rate	3.8%	4.8%	4.4%	4.7%
Volatility	57.9%	53.3%	50.5%	53.2%
Expected life (in years)	.25	.25	.25	.25
Dividend yield	--	--	--	--

Based on the above assumptions, the fair values of each stock purchase right under the Company’s ESPP for the third quarter and nine months ended September 29, 2007 was $1.27 and $1.41, respectively.

Restricted Stock Award

The fair value of the 300,000 restricted shares of common stock granted in the second quarter of fiscal 2007 was derived by obtaining the market value of the stock on the award date and applying a discount to that value due to the sale restrictions imposed by Rule 144 of the U.S. Securities and Exchange Commission.  The market value was calculated using the average of the high and low trading prices on the award date multiplied by the number of

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2007
(Unaudited)

shares.  A discount rate of 17.2% was estimated using a Black-Scholes put option model with the following assumptions:

	Three months ended	Nine months ended
	September 29, 2007	September 29, 2007

Risk-free interest rate	--	4.9%
Volatility	--	50.0%
Expected life (in years)	--	1.0
Dividend yield	--	--

Non-Plan Stock Options

The fair value of the options to purchase shares of common stock under the non-plan, non-qualified stock option agreement with the Company’s President and CEO granted in the second quarter of fiscal 2007 was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Three months ended	Nine months ended
	September 29, 2007	September 29, 2007

Risk-free interest rate	--	4.3%
Volatility	--	48.0%
Expected life (in years)	--	4.1
Dividend yield	--	--

Based on the above assumptions, for the nine months ended September 29, 2007 the weighted average fair value of each option to purchase a share of the Company’s common stock under the non-plan, non-qualified stock option agreement with the Company’s President and CEO granted in the second quarter of fiscal 2007 was $2.58.

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

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2007
(Unaudited)

Stock Option Activity

Stock option activity for the nine months ended September 29, 2007 is summarized as follows:
	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value

Outstanding at December 30, 2006	2,956,350	$9.01
Granted	1,688,333	$6.26
Exercised	(536,950)	$5.23
Canceled/expired	(446,333)	$8.38
Outstanding at September 29, 2007	3,661,400	$8.37	6.18	$ 0.5 million

Exercisable at September 29, 2007	2,230,150	$9.71	5.03	$ 0.3 million

During the three and nine months ended September 29, 2007, the total intrinsic value of stock options exercised was approximately $15,000 and $0.8 million, respectively.  The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $24,000 and $1.0 million, respectively.

14.  INTEREST AND OTHER INCOME (EXPENSE)

The components of “Interest and other income (expense), net”, in the Company’s Consolidated Statements of Income are as follows (in thousands):

	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Interest income	$23	$30	$64	$73
Interest expense	(780)	(674)	(2,417)	(1,704)
Other income (expense), net	171	548	(123)	367
	$(586)	$(96)	$(2,476)	$(1,264)

The amounts reported as “Other income (expense), net”, include gains on foreign currency transactions of $0.3 million and $0.2 million for each of the three months ended September 29, 2007 and September 30, 2006 and gains of $29,000 and $0.1 million for each of the nine months ended September 29, 2007 and September 30, 2006.  Additionally, during the third quarter of fiscal 2006, the Company received certain unclaimed funds from the former ABDick estate and settled various other open items with the ABDick estate, realizing a net gain of $0.3 million after legal costs which is included in “Other income (expense), net”.

15. INCOME TAXES

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.  Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2007
(Unaudited)

The Company’s effective tax rate for continuing operations was 31.3 % for the nine months ended September 29, 2007 and 18.3% for the nine months ended September 30, 2006. The Company’s effective tax rate differs from the U.S. federal statutory rate of 35% due to nondeductible officer compensation and U.S. tax on deemed foreign subsidiaries’ dividends.

Effective December 31, 2006, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.  There was no cumulative impact of adopting FIN 48 charged or credited to the opening balance of retained earnings.

The Company conducts business in the United States, the United Kingdom and Canada, and files tax returns in these jurisdictions.  In the normal course of business, we are subject to examination by these taxing authorities.  As of

September 29, 2007, the years subject to examination by taxing authorities is 1995 through 2006 for the United States, and 2004 through 2006 for the United Kingdom and Canada.  While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on U.S. and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

As of December 30, 2006 the total amount of unrecognized tax benefits was $1.8 million of which $1.1 million would affect the effective tax rate if recognized. The amount of unrecognized tax benefits increased by $0.3 million for the nine months ended September 29, 2007.  The unrecognized tax benefits are comprised of the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements.  We recognize interest and penalties on tax deficiencies as a component of tax expense. As of December 30, 2006 and September 29, 2007 there were no accrued interest or penalties associated with unrecognized tax benefits.

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

	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net income (loss)	$(3,616)	$(423)	$(9,424)	$5,047
Changes in accumulated other comprehensive income:
Unrealized foreign currency translation gains	594	47	865	365
Comprehensive income (loss)	$(3,022)	$(376)	$(8,559)	$5,412

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2007
(Unaudited)

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

•	Lasertel manufactures and develops high-powered laser diodes and related laser products for Presstek and for sale to external customers.

Selected operating results for each segment are as follows (in thousands):

	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Revenue
Presstek	$57,661	$59,612	$187,690	$194,745
Lasertel	2,782	3,187	9,141	8,446
Total revenue, including intersegment	60,443	62,799	196,831	203,191
Intersegment revenue	(831)	(1,380)	(3,316)	(3,562)
	$59,612	$61,419	$193,515	$199,629

Revenue from external customers
Presstek	$57,661	$59,612	$187,690	$194,745
Lasertel	1,951	1,807	5,825	4,884
	$59,612	$61,419	$193,515	$199,629

Operating income (loss)
Presstek	$(5,134)	$417	$(10,125)	$9,166
Lasertel	(1,230)	(137)	(1,012)	(1,148)
	$(6,364)	$280	$(11,137)	$8,018

Intersegment revenues and costs are eliminated from each segment prior to review of segment results by the Company’s management.  Accordingly, the amounts of intersegment revenues and expenses allocable to each individual segment have been excluded from the table above, except where otherwise indicated.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2007
(Unaudited)

Asset information for the Company’s segments as of September 29, 2007 and December 30, 2006 is as follows (in thousands):

	September 29, 2007	December 30, 2006

Presstek	$180,409	$184,510
Lasertel	13,407	13,504
	$193,816	$198,014

The Company’s classification of revenue by geographic area is determined by the location of the Company’s customer.  The following table summarizes revenue information by geographic area (in thousands):

	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

United States	$37,973	$39,656	$116,710	$129,131
United Kingdom	4,770	6,762	21,825	23,306
Canada	3,426	3,525	10,988	11,329
Germany	979	1,414	4,638	6,759
Japan	1,122	1,487	4,730	5,001
All other	11,342	8,575	34,624	24,103
	$59,612	$61,419	$193,515	$199,629

The Company’s long-lived assets by geographic area are as follows (in thousands):

	September 29, 2007	December 30, 2006

United States	$77,936	$78,077
United Kingdom	706	894
Canada	257	303
	$78,899	$79,274

18.  MAJOR CUSTOMERS

The Company did not have any customer that accounted for more than 10% of revenues in the third quarter and nine months ended September 29, 2007 or September 30, 2006, or any customer that accounted for more than 10% of outstanding accounts receivable at September 29, 2007 or December 30, 2006.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2007
(Unaudited)

19.  RELATED PARTIES

The Company engages the services of Amster, Rothstein & Ebenstein, a law firm of which a member of the Company’s Board of Directors is a partner.  Expenses incurred for services from this law firm were $0.2 million and $0.7 million for the third quarter and nine months ended September 29, 2007, respectively, and $1.0 million and $2.4 million for the third quarter and nine months ended September 30, 2006, respectively.

20.  COMMITMENTS AND CONTINGENCIES

Commitments & Contingencies

On October 30, 2006, a chemical was released from a mixing tank into a holding pool at our manufacturing plant in South Hadley, Massachusetts, which caused the Company to temporarily cease digital and analog aluminum plate manufacturing operations at this location.  The chemical release was contained on-site, there were no reported injuries, neighboring properties were not damaged and there were no requirements for soil or groundwater remediation.  Digital plate manufacturing was restarted on November 6, 2006.  On December 28, 2006, the Company’s production in South Hadley, Massachusetts of Precision-branded analog plates used in newspaper applications was discontinued.  In April and May of fiscal 2007, the Company executed consent orders and settlement arrangements with the U.S. Department of Labor - Occupational Safety and Health Administration (OSHA) and the Massachusetts Department of Environmental Protection, respectively.  Under these arrangements, the Company agreed to corrective action to ensure compliance with all applicable environmental regulations in the future.  Expenses associated with and amounts accrued for this incident as of September 29, 2007 are reflected in the financial results of discontinued operations (Note 2).  It is possible that costs in excess of amounts accrued may be incurred.

The Company has change of control agreements with certain of its senior management employees that provide them with benefits should their employment with the Company be terminated other than for cause, as a result of disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time from the date of any change of control of the Company.

From time to time the Company has engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party.  In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations.  In such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease.  In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”).  Generally, the Company’s liability for these recourse agreements is limited to 9.9% or less of the amount outstanding.  The maximum amount for which the Company may be liable to the financial institution for the shortfall payment was approximately $1.1 million at September 29, 2007.

Litigation

In October 2006 the Company, together with two of its former executive officers, were named as defendants in a purported securities class action suit filed in the United States District Court for the District of New Hampshire in October 2006.  The suit claims to be brought on behalf of purchasers of the Company’s common stock during the period from July 27, 2006 through September 29, 2006.  The complaint alleges, among other things, that the Company and the other defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The Company and the individual defendants filed a motion to dismiss the complaint, and this motion has been denied.  The case is in its preliminary pre-trial stage.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2007
(Unaudited)

In August 2007 an Arbitrator from the International Centre for Dispute Resolution issued a partial award against the Company and in favor of Reda National Company (“Reda”), a former Company distributor operating in the Middle East.  Reda claims that the Company breached an exclusive distributor agreement by entering into a distribution agreement with another party covering the same territory assigned to Reda.  Reda has claimed damages totaling approximately $9.7 million.  In the partial award the Arbitrator found that the Company had breached its agreement with Reda and found the Company liable to Reda for arbitration costs, attorneys’ fees, and incidental expenses incurred by Reda in connection with the arbitration.    The Arbitrator also ordered that a further hearing to determine additional damages, if any, would be scheduled.  The damages hearing was held in December 2007 and the parties are awaiting the finding of the Arbitrator.  The Company believes that it has meritorious defenses to Reda’s damages claim and has vigorously contested the claim.

The Company is party to other claims and litigation that it considers routine and incidental to its business. The Company does not expect the results of any of these actions to have a material adverse effect on its business, results of operations, or financial condition.

Regulatory Matters

On February 4, 2008, the Company received from the U.S. Securities and Exchange Commission (the "SEC") a formal order of investigation relating to the previously disclosed SEC inquiry regarding the Company's announcement of preliminary financial results for the third quarter of 2006.  The Company is cooperating fully with the SEC's investigation.

In January 2008 the Company was served with an Administrative Complaint filed by the U.S. Environmental Protection Agency (“EPA”).  The EPA seeks to assess penalties against the Company for alleged violations of certain provisions of the Clean Air Act and the Comprehensive Environmental Response, Compensation and Liability Act arising from an incident occurring at a facility of the Company located in South Hadley, Massachusetts on October 30, 2006.  The Company has recorded its best estimate of any losses associated with this matter.

On November 16, 2007, the Company received a NASDAQ Staff Determination notifying the Company that, as a result of its delayed filing of its Quarterly Report on Form 10-Q for the quarter ended September 29, 2007, the Company was not in compliance with the filing requirements for continued listing as set forth under Marketplace Rule 4310(c)(14) and therefore subject to delisting from the NASDAQ Global Select Market.  The Company requested and subsequently attended a hearing before the NASDAQ Listing Qualification Panel (the “Panel”), which was held on January 10, 2008, to appeal the Staff Determination and present a plan to regain compliance.  The Panel has yet to render its decision, however, with the filing of this Quarterly Report on Form 10-Q, the Company believes that it has remedied its non-compliance with Marketplace Rule 4310(c)(14) and is no longer subject to delisting.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements, which involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described below under the heading “Information Concerning Forward Looking Statements” and in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 30, 2006, as filed with the SEC on April 25, 2007.

Overview

The Company is a provider of high-technology, digital-based printing solutions to the commercial print segment of the graphics communications industry.  The Company designs, manufactures and distributes proprietary and non-proprietary solutions aimed at serving the needs of a wide range of print service providers.  Our proprietary digital imaging and advanced technology consumables offer business solutions for commercial printing focusing on short-run, high quality color applications.

Presstek’s business model is a capital equipment and consumables model.  In this model, over fifty percent of our revenue is recurring revenue.  Our model is designed so that each placement of either a direct-to-press or a computer-to-plate (“CtP”) system generally results in recurring aftermarket revenue for consumables and service.

Through our various operations, we:

•
provide digital print solutions through the development and manufacture of digital laser imaging equipment and chemistry-free printing plates, which we call consumables, for commercial and in-plant print providers targeting the market for high quality, fast turnaround short-run color printing;

•	deliver Presstek digital solutions and solutions from other manufacturing partners through our direct sales and service force and through distribution partners;

•	manufacture semiconductor solid state laser diodes for Presstek imaging applications and for use in external applications; and

•	manufacture and distribute printing plates for conventional print applications.

In addition to marketing, selling and servicing our proprietary digital products, we also market, sell and service traditional or analog products for the commercial print market.  This analog equipment is manufactured by third party strategic partners and the analog consumables are manufactured by either us or our strategic partners.

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

We generate revenue through four main sources: (i) the sale of our equipment, including DI® presses and CtP devices, and to a lesser extent imaging kits complete with optical assemblies and software, and spare parts, which are incorporated by leading press manufacturers into direct imaging presses for the graphic arts industry;

(ii) the sale of high-powered laser diodes for the graphic arts, defense and industrial sectors; (iii) the sale of our proprietary and non-proprietary consumables and supplies; and (iv) the servicing of offset printing systems and analog and CtP systems and related equipment.

We operate and report on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31.  Accordingly, the consolidated financial statements include the financial reports for the 13-week and 39-week periods ended September 29, 2007, which we refer to as the third quarter and nine months ended September 29, 2007 or the three and nine months ended September 29, 2007, and the 13-week and 39-week periods ended September 30, 2006, which we refer to as the third quarter and nine months ended September 30, 2006 or the three and nine months ended September 30, 2006.

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

Information Concerning Forward Looking Statements

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and beliefs, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements are made based upon management’s good faith expectations and beliefs concerning future developments and their potential effect upon the Company.  There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate,” “intends” and other words of similar meaning in connection with a discussion of future operating or financial performance. Many important factors could cause actual results to differ materially from management’s expectations, including:

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

•
restructuring and related charges might exceed our expectations due to, among other reasons, greater than anticipated headcount reductions, inventory consolidation, or contract terminations or greater than anticipated implementation costs;

•
the impact of recent accounting pronouncement promulgated by the FASB might vary from our expectations, or the FASB or other accounting standard setting agencies may adopt new accounting pronouncements;

•	the outcome of legal proceedings and other contingencies might vary from our expectations;

•	Transactions or other events may affect the need for, timing and extent of the Company’s capital expenditures; and

•	the impact of general market factors in the print industry generally and the economy as a whole, including the potential effects of inflation.

The Company undertakes no obligation not required by applicable law or regulation to update any forward-looking statements contained in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Results of operations in dollars and as a percentage of revenue were as follows (in thousands of dollars):

	Three months ended				Nine months ended
	September 29, 2007		September 30, 2006		September 29, 2007		September 30, 2006
		% of revenue		% of revenue		% of revenue		% of revenue
Revenue
Product	$ 50,124	84.1	$50,578	82.3	$164,239	84.9	$164,924	82.6
Service and parts	9,488	15.9	10,841	17.7	29,276	15.1	34,705	17.4
Total revenue	59,612	100.0	61,419	100.0	193,515	100.0	199,629	100.0

Cost of revenue
Product	36,759	61.7	35,280	57.4	117,086	60.5	114,962	57.6
Service and parts	8,097	13.5	8,095	13.2	24,568	12.7	25,074	12.6
Total cost of revenue	44,856	75.2	43,375	70.6	141,654	73.2	140,036	70.2

Gross profit	14,756	24.8	18,044	29.4	51,861	26.8	59,593	29.8

Operating expenses
Research and development	1,492	2.5	1,660	2.7	4,746	2.4	4,885	2.4
Sales, marketing and customer support	9,503	15.9	9,920	16.2	30,319	15.7	29,824	14.9
General and administrative	9,150	15.3	5,585	9.0	24,407	12.6	14,738	7.4
Amortization of intangible assets	577	1.0	807	1.3	1,999	1.0	2,336	1.2
Restructuring and other charges	398	0.7	(208)	(0.3)	1,527	0.8	(208)	(0.1)
Total operating expenses	21,120	35.4	17,764	28.9	62,998	32.5	51,575	25.8

Operating income (loss)	(6,364)	(10.6)	280	0.5	(11,137)	(5.7)	8,018	4.0

Interest and other income (expense), net	(586)	(1.0)	(96)	(0.2)	(2,476)	(1.3)	(1,264)	(0.6)
Income (loss) before income taxes	(6,950)	(11.6)	184	0.3	(13,613)	(7.0)	6,754	3.4
Provision (benefit) for income taxes	(3,324)	(5.5)	224	0.4	(4,267)	(2.2)	1,237	0.6

Income (loss) from continuing operations	(3,626)	(6.1)	(40)	(0.1)	(9,346)	(4.8)	5,517	2.8
Income (loss) from discontinued operations, net of tax	10	0.0	(383)	(0.6)	(78)	(0.1)	(470)	(0.2)
Net income (loss)	$ (3,616)	(6.1)	$(423)	(0.7)	$ (9,424)	(4.9)	$5,047	2.6

Three and nine months ended September 29, 2007 compared to three and nine months ended September 30, 2006

Revenue

Consolidated revenues were $59.6 million and $193.5 million in the third quarter and first nine months of fiscal 2007, respectively, compared to $61.4 million and $199.6 million in the comparable prior year periods. As a result of the Company’s third quarter review of European business and revenue recognition practices, certain revenue transactions totaling $1.5 million were identified that were incorrectly recorded in prior quarters.  A determination was made that these errors were not material to prior periods or the current period, and a correction was made by reducing revenue by $1.5 million in the third quarter of 2007.  Excluding this revenue adjustment in the third quarter of fiscal 2007, revenues for the period were essentially unchanged from the comparable prior year period.  The decline in revenues on a year-to-date basis was primarily the result of declining sales of Presstek’s “traditional” portfolio of products, partially offset by increased sales of 52DI presses, DI plates, and chemistry-free CtP plates.

Presstek segment equipment revenues were $18.0 million and $67.5 million in the third quarter and first nine months of 2007, respectively, a decrease of $1.0 million, or 5.2%, and an increase of $0.6 million, or 0.9%, from the comparable prior year periods.  Presstek branded DI press revenues of $13.1 and $47.2 million in the third quarter and first nine months of fiscal 2007, respectively, represented increases of $1.7 million, or 15.3%, and $12.4 million, or 35.6%, compared to the same periods in 2006.   Strong marketplace demand for the 52DI press, which was introduced in the third quarter of 2006, continued with unit sales reaching 11 and 44 in the third quarter and first nine months of fiscal 2007, respectively.  Partially offsetting DI equipment revenue increases were lower sales of CtP and analog equipment.  Revenues from CtP equipment decreased modestly to $3.5 million in the third quarter of 2007 from $3.6 million in the comparable prior year period, but declined on a year-to-date basis from $16.8 million in the first nine months of fiscal 2006 to $12.5 million in the first nine months of fiscal 2007.  Year-to-date sales of Digital Plate Makers (“DPM”) platesetters declined from $4.0 million in 2006 to $2.3 million in 2007 due largely to continued sales and marketing emphasis on higher margin DI equipment units.  Sales of the Vector TX52 increased to $1.2 million in the third quarter of fiscal 2007 from $0.3 million in the comparable prior year period.  Analog equipment revenues of $2.5 million and $9.4 million in the third quarter and first nine months of fiscal 2007, respectively, decreased from $3.7 million and $13.2 million in the comparable prior year periods.  Lower analog equipment revenues reflect the ongoing transition of our customer base from analog to digital technologies.  Overall sales of Presstek’s “growth portfolio” of equipment products, defined as Presstek branded DI presses, DI kits, and CtP platesetters, increased by 12.4%, or $1.8 million, and 19.6%, or $9.6 million, in the third quarter and first nine months of fiscal 2007, respectively, compared to the same prior year periods, due primarily to strong demand for the 52DI press.  Overall, digital equipment revenue as a percentage of total equipment revenue increased to 90.2% in the third quarter and 89.5% in the first nine months of fiscal 2007, respectively, compared to 86.3% and 83.9% in the comparable prior year periods.

Revenue for the Lasertel segment, including intercompany revenue, was $2.8 million and $9.1 million in the third quarter and first nine months of fiscal 2007, respectively, and reflects a decrease of $0.4 million, or 12.7%, in the third quarter of fiscal 2007, and an increase of $0.7 million, or 8.2%, for the first nine months of fiscal 2007 compared to the same prior year periods.  The decline in revenue in the third quarter period relates to a decrease in intercompany sales to the Presstek segment due in part to a shutdown in production required to complete a physical inventory, as well as lower demand for CtP products.  The favorable revenue increase in the nine month period is principally the result of increased sales of laser diode array products to external customers, which more than offset lower sales to the Presstek segment.

Consumables product revenues increased modestly from $29.7 million in the third quarter of fiscal 2006 to $30.2 million in the third quarter of fiscal 2007, but decreased from $93.1 million to $90.9 million in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006.  The increase in the third quarter of fiscal 2007 is primarily the result of higher DI plate sales resulting from the growing base of installed DI presses.  The decline in the nine month period resulted from the anticipated slowdown of certain products in Presstek’s “traditional” product line, including QMDI plates and conventional consumables, and was consistent with industry trends.  QMDI plates declined from $18.4 million in the first nine months of fiscal 2006 to $15.1 million in the first nine months of fiscal 2007, a decrease of 18.0%.

Sales of conventional consumables declined from $31.4 million in the first nine months of fiscal 2006 to $27.1 million in the comparable 2007 period.  Partially offsetting this decline were sales of Presstek’s “growth portfolio” of consumables, defined as 52DI, 34DI, and chemistry-free CtP plates, which grew from $7.8 million and $22.6 million in the third quarter and first nine months of fiscal 2006, respectively, to $9.6 million and $27.8 million, or 22.5% and 22.7%, in the comparable 2007 periods.

Service and parts revenues of $9.5 million and $29.3 million in the third quarter and first nine months of fiscal 2007, respectively, reflect decreases of $1.4 million, or 12.5%, and $5.4 million or 15.6%, from the comparable prior year periods.  The decrease reflects the anticipated shift away from our less profitable legacy service contract base which, in the short term, is declining faster than our digital service business is accelerating.

Cost of Revenue

Consolidated cost of revenue was $44.9 million and $141.7 million in the third quarter and first nine months of fiscal 2007, respectively, reflecting increases of $1.5 million, or 3.4%, and $1.6 million, or 1.2%, compared to the same prior year periods.  Cost of revenue for the third quarter and first nine months of fiscal 2007 includes $3.5 million and $6.8 million, respectively, of charges related to excess and obsolete inventory, field service inventory, warranty, accrued purchase commitments related to product portfolio changes, planned changes for the Vector TX52 product line and physical inventory results.  Service and parts cost of revenue for the third quarter and first nine months of fiscal 2007 includes a charge of $0.3 million and $1.1 million, respectively, related to write-downs of field service parts inventory.

Cost of product, consisting of costs of material, labor and overhead, shipping and handling costs and warranty expenses, was $36.8 million and $117.1 million in the third quarter and first nine months of fiscal 2007.

Cost of product in the Presstek segment was $34.5 million and $112.7 million in the third quarter and first nine months of fiscal 2007, respectively, compared to $34.0 million and $111.2 million in the same prior year periods.
In the third quarter of fiscal 2007, the Company recorded inventory-related charges of $2.8 million, consisting of $2.2 million for the write-off of excess and obsolete inventory, $0.4 million of warranty-related expenses and $0.2 million of accrued liabilities in non-cancelable inventory purchase commitments.  Excess and obsolete inventory charges for the third quarter of fiscal 2007 included $1.1 million in excess associated with specific changes to the future product portfolio, a change in estimate of $0.7 million arising from revised methodology in identifying excess and obsolete inventory and $0.4 million related to product reviews.  Excess and obsolete inventory and warranty charges for the third quarter of fiscal 2006 were $0.3 million and $1.2 million, respectively, related principally to reliability issues associated with the Vector TX52 product line.

The year-to-date increases result primarily from the above inventory-related charges from the third quarter of fiscal 2007, together with $2.5 million of charges in the second quarter of fiscal 2007 for warranty, accrued purchase commitments and excess and obsolete inventory write-down related to the Vector TX52 product line.  These charges were partially offset by favorable product mix and production efficiencies.

Cost of revenue in the Lasertel segment, including intercompany, was $3.3 million and $8.1 million in the third quarter and first nine months of fiscal 2007, respectively, compared to $2.9 million and $7.7 million in the comparable prior year periods.  In the third quarter of fiscal 2007, the company recorded excess and obsolete inventory charges of $0.2 million and $0.1 million related to physical inventory losses.  The segment also experienced increased costs due to unfavorable product mix on third party revenues.

Cost of service, including the charge of $0.3 million and $1.1 million for field service parts inventory recorded in the third quarter and first nine months of fiscal 2007, was $8.1 million and $24.6 million in the third quarter and first nine months of fiscal 2007, respectively, compared to $8.1 million and $25.1 million in the same prior year periods.  These amounts represent the costs of spare parts, labor and overhead associated with the ongoing service of products.  Service costs were favorably impacted by the termination of service personnel in North America, the result of a restructuring plan intended to realign our service organization with a declining analog revenue base.

Gross Profit

Consolidated gross profit as a percentage of total revenue was 24.8% and 26.8% in the third quarter and first nine months of fiscal 2007, respectively, compared to 29.4% and 29.9% in the comparable prior year periods.  Gross margins in the third quarter and first nine months of fiscal 2007 were negatively impacted by excess and obsolete inventory and warranty charges related to product portfolio changes and field service parts inventory charges.

Gross profit as a percentage of product revenue was 26.7% and 28.7% in the third quarter and first nine months of fiscal 2007, respectively, compared to 30.2% and 30.3% in the comparable prior year periods.  Gross margins in the third quarter and first nine months of fiscal 2007 were negatively impacted by excess and obsolete inventory and warranty charges related principally to product portfolio changes and field service parts inventory charges.  Gross margin as a percentage of overall product sales in 2007 was favorably impacted by a higher mix of DI revenues, which are predominately higher margin products than our CtP and traditional lines of business.

Gross margin as a percentage of service revenue was 14.7% and 16.1% in the third quarter and first nine months of fiscal 2007, respectively, compared to 25.3% and 27.7% in the same prior year periods.  Service margins in the third quarter and first nine months of fiscal 2007 were negatively impacted by charges for losses on field service parts inventory, $0.3 million and $1.1 million, respectively.  Lower service margins also reflect the declining analog contract revenue base, which more than offset cost savings resulting from the reductions in field service personnel.

Research and Development

Research and development expenses consist primarily of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment, consumables and laser diode development efforts.

Consolidated research and development expenses of $1.5 million and $4.7 million in the third quarter and first nine months of fiscal 2007, respectively, were essentially unchanged from $1.7 million and $4.9 million in the comparable prior year periods.

Research and development expenses for the Presstek segment were $1.2 million and $3.8 million in the third quarter and first nine months of fiscal 2007, respectively, compared to $1.3 million and $4.1 million in the comparable prior year periods.  The decrease was due primarily to lower payroll related expenses due to personnel turnover.

Research and development expenses for the Lasertel segment were $0.3 million in both the third quarter of fiscal 2007 and fiscal 2006, and $1.0 million in the first nine months of fiscal 2007 compared to $0.8 million in the same prior year period.  The increased expense in the first nine months of fiscal 2007 relates primarily to incremental parts and supplies consumed in the product development process.

Sales, Marketing and Customer Support

Sales, marketing and customer support expenses consist primarily of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs associated with sales, marketing and customer support activities.

Consolidated sales, marketing and customer support expenses of $9.5 million in the third quarter of 2007 decreased by $0.4 million, or 4.2%, from the same period in the prior year.  The decrease was due primarily to lower payroll related costs.  For the first nine months of fiscal 2007, consolidated sales, marketing, and customer support expenses were $30.3 million, an increase of $0.5 million from the comparable prior year period.

Sales, marketing and customer support expenses for the Presstek segment of $9.3 million in the third quarter of fiscal 2007 decreased $0.4 million from the comparable prior year period resulting from lower payroll related costs in each area.  Expense of $29.8 million for the first nine months of fiscal 2007 reflects an increase of $0.4 million compared to the first nine months of fiscal 2006.  The increase in expense is principally due increased trade show costs, together with an increase in costs in our European operation necessary to support planned growth.

Sales, marketing and customer support expenses for the Lasertel segment were $0.2 million and $0.5 million in the third quarter and first nine months of fiscal 2007, respectively, and were essentially unchanged from the same prior year periods.

General and Administrative

Consolidated general and administrative expenses consist primarily of payroll and related expenses for personnel and contracted professional services necessary to conduct our finance, information systems, human resources and administrative activities.

Consolidated general and administrative expenses were $9.2 million and $24.4 million in the third quarter and first nine months of fiscal 2007, respectively, compared to $5.6 million and $14.7 million in the comparable prior year periods.  General and administrative expenses increased in the third quarter and first nine months of 2007 over the comparable prior year periods due primarily to higher patent defense and litigation activities of $1.3 million and $2.6 million for the three and nine month periods, respectively, increased bad debt expense of $1.2 million arising from the Company’s internal review of business practices, and increased professional fees associated with the review of $0.2 million.  General and administrative expenses in the third quarter of 2007 also include an increase of $0.6 million in stock compensation related to stock option grants to officers, directors and employees compared to the same period in fiscal 2006.  For the first nine months of fiscal 2007, the increase over the comparable prior year period was due principally to restricted stock compensation of $1.5 million and $1.8 million of other stock-based compensation related to stock option grants to officers, directors and employees.

General and administrative expenses for the Presstek segment were $8.8 million in the third quarter of fiscal 2007 compared to $5.4 million in the comparable prior year period.  The increased expense was due primarily to the increased professional fees, litigation, stock compensation, and bad debt expenses noted above.  For the first nine months of fiscal 2007, general and administrative expense for the Presstek segment totaled $23.6 million compared to $14.0 million in the first nine months of fiscal 2006.  The increase in expense was due primarily to increased legal expenses of $2.6 million, increased bad debt expense of $1.7 million, restricted stock granted to our CEO of $1.5 million, additional compensation expense related to stock option grants to officers and employees of $1.8 million, and increased professional fees related to the Company’s internal review of revenue recognition practices and European operations in the third quarter of fiscal 2007 of $0.2 million.

General and administrative expenses for the Lasertel segment were $0.4 million and $0.8 million in the third quarter and first nine months of fiscal 2007, respectively, compared to $0.2 million and $0.8 million in the comparable prior year periods.  Increased expense in the third quarter of fiscal 2007 relates primarily to higher bad debt charges.

Amortization of Intangible Assets

Amortization expense of $0.6 million and $2.0 million in the third quarter and first nine months of fiscal 2007, respectively, declined slightly from $0.8 million and $2.3 million in the comparable prior year periods.  These expenses relate to intangible assets recorded in connection with the Company’s 2004 ABDick acquisition, patents and other purchased intangible assets.

Restructuring and Other Charges

Consolidated restructuring and other charges of $0.4 million and $1.5 million in the third quarter and first nine months of fiscal 2007, respectively, represent the cost of severance and separation expenses for employment contracts of former executives, as well as restructuring in our Canadian, U.S. and European operations.

In the third quarter of fiscal 2007, the Company commenced the consolidation of the Canadian back-office operations and certain Des Plaines, Illinois activities into its Hudson, New Hampshire operations as part of its Business Improvement Plan (“BIP”).  These projects as part of the BIP include restructuring costs relating to severance, operating lease run-out and inventory consolidation.  It is estimated that the Company will incur approximately $1.0 million to $2.0 million of restructuring charges related to these projects.  All costs are expected to be incurred by the end of fiscal 2008.

Interest and Other Expense, Net

Consolidated net interest expense of $0.8 million and $2.4 million in the third quarter and first nine months of fiscal 2007, respectively, increased from $0.6 million and $1.6 million in the comparable prior year periods.  Increased interest expenses are primarily the result of higher balances on our revolving credit facility.  Other income (expense), comprised primarily of gains on foreign currency translation, was $0.2 million and ($0.1) million in the third quarter and first nine months of fiscal 2007, respectively, compared to $0.5 million and $0.4 million in the comparable prior year periods.  This was partially offset by losses on disposal of fixed assets of $0.1 million in the third quarter and first nine months of fiscal 2007.

Benefit for Income Taxes

The Company’s effective tax rate for continuing operations is 31.3% for the first nine months of 2007 compared to 18.3% in the same period last year.  The increase in the effective rate from the prior year comparable period is primarily attributable to certain officer compensation, which is non-deductible for federal and state tax purposes, and U.S. taxes on deemed foreign subsidiary dividends.

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

Precision Lithograining Corp. - Analog Newspaper Business

On December 28, 2006, the Company’s production in South Hadley, Massachusetts of Precision-branded analog plates used in newspaper applications was discontinued.

Results of operations of the discontinued analog newspaper business of Precision consist of the following (in thousands, except per-share data):
	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Revenue	$ 0	$ 3,349	$ 196	$ 9,937
Income (loss) before income taxes	16	(398)	(132)	(456)
Provision (benefit) from income taxes	6	(15)	(54)	14
Income (loss) from discontinued operations	$ 10	$ (383)	$ (78)	$ (470)
Earnings (loss) per share	$0.00	$ (0.01)	$ (0.00)	$ (0.01)

Precision’s analog newspaper business was closed in fiscal 2007 and accordingly there were no substantial revenues from discontinued operations in the first nine months of fiscal 2007.  Revenues of $9.9 million in the first nine months of fiscal 2006 were primarily associated with the manufacture and distribution of Precision analog products to newspaper business customers.  There were no significant operating expenses incurred in the first nine months of fiscal 2007 and $0.02 million of miscellaneous income was recognized as a result of the sale of scrap inventory.

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash)

We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings.  At September 29, 2007, we had $8.3 million of cash and cash equivalents and $40.6 million of working capital, compared to $6.3 million of cash and $45.6 million of working capital at September 30, 2006.

Continuing Operations

Our operating activities consumed $3.2 million of cash in the nine months ended September 29, 2007.  Cash used by operating activities resulted primarily from the net loss, after adjustments for non-cash depreciation, amortization, provisions for warranty costs and restructuring and other charges, stock compensation expense and losses on the disposal of assets.  Cash from operations was further impacted by an increase in inventory levels of $4.0 million, a decrease in accounts receivable of $2.1 million, an increase of $0.5 million in other current assets, a decrease in accounts payable of $5.2 million and a decrease of $0.4 in deferred revenue.  The increase in inventory levels was due in part to lower than anticipated European sales activity and also reflects longer lead time for certain equipment purchases.  The decrease in accounts receivable primarily reflects $2.1 million of write offs for the year-to-date period.  The increase in other current assets relates primarily to the current income tax benefit as a result of continued net losses.  Offsetting this was an increase in miscellaneous accrued expenses of $1.7 million principally related to accrued legal and other professional fees.

In the first nine months of fiscal 2007, we used $2.6 million of net cash for investing activities primarily to purchase additions to property, plant and equipment consisting of production equipment and investments in our infrastructure, including costs related to the implementation of a new service management system.

Our financing activities provided $3.8 million of cash, comprised of $6.0 million of cash received from borrowings on our current line of credit and $3.1 million of proceeds from the exercise of stock options and the issuance of common stock, offset by $5.3 million of repayments on our term loan.

Discontinued Operations

In the first nine months of fiscal 2007, operating activities of discontinued operations provided $0.2 million in cash as a result of a decrease of $1.8 million in accounts receivable and a decrease of $1.4 million in inventory, partially offset by a net decrease of $3.0 million in accounts payable and accrued expenses and the net loss of $0.1 million.

Liquidity

Our current Senior Secured Credit Facilities, referred to as the Facilities, include a $35.0 million five year secured term loan, referred to as the Term Loan, and a $45.0 million five year secured revolving line of credit, referred to as the Revolver, which replaced our then-existing term loan and revolver entered into in October 2003.  At September 29, 2007, we had $21.0 million outstanding under the line of credit and $6.3 million outstanding under letters of credit, adjusting the amount available under the Revolver to $17.7 million.  The Company reduced its outstanding letters of credit in the third quarter of fiscal 2007 by $6.0 million.  At September 29, 2007, the interest rate on the outstanding balance of the Revolver was 7.8%.  Principal payments on the Term Loan are made in consecutive quarterly installments of $1.75 million, with a final settlement of all remaining principal and unpaid interest on November 4, 2009.  The Facilities were used to partially finance the acquisition of the business of ABDick, and are available for working capital requirements, capital expenditures, acquisitions, and general corporate purposes.  Borrowings under the Facilities bear interest at either (i) the London InterBank Offered Rate, or LIBOR, plus applicable margins or (ii) the Prime Rate, as defined in the agreement, plus applicable margins.  The applicable margins range from 1.25% to 4.0% for LIBOR, or up to 1.75% for the Prime Rate, based on certain financial performance.  At September 29, 2007, the effective interest rate on the Term Loan was 7.9%.

Under the terms of the Revolver and Term Loan, we are required to meet various financial and non-financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA, a non-U.S. GAAP measurement that we define as earnings before interest, taxes, depreciation, amortization and restructuring and other charges/(credits), and minimum fixed charge coverage covenants.  At September 29, 2007, we were in compliance with all financial covenants.  Due to delays in reporting financial statements for the period ended September 29, 2007 to its lenders, the Company did not meet its non-financial covenant to furnish quarterly financial statements within 45 days of the period end and received a waiver for that requirement from lenders on January 18, 2008.

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

From time to time we have engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party.  In certain situations, we may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations.  In certain such instances, we may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease.  In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, we would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”).  The maximum contingent obligation under these shortfall payment arrangements is estimated to be $1.1 million at September 29, 2007.

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

The following discussion supersedes the description of such policies in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, which was filed with the SEC on April 25, 2007.  For a discussion of other critical accounting policies and estimates, refer to such Form 10-K.

Revenue Recognition

The Company derives revenue principally from the sale of products (equipment, printing plates and other consumables, and laser diodes) and services (equipment maintenance contracts, installation, training, support, and spare parts).

Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collection is reasonably assured.  Amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until all revenue recognition criteria are met.

Product revenue

End-Users - Under the Company’s standard terms and conditions of sale of equipment, title and risk of loss are transferred to third-party end-user customers upon completion of installation and revenue is recognized at that time, unless customer acceptance is uncertain or significant deliverables remain.  Sales of other products, including printing plates, are generally recognized at the time of shipment.

OEMs - Product revenue and any related royalties for products sold to OEMs are recognized at the time of shipment as installation is not required and title and risk of loss pass at shipment. OEM contracts do not generally include price protection or product return rights; however, the Company may elect, in certain circumstances, to accept returns of product.

Distributors - Revenue for product sold to distributors, whereby the distributor is responsible for installation, is recognized at shipment, unless other revenue recognition criteria have not been met.  Revenue for product sold to distributors under contracts which involve Company installation of equipment is recognized upon installation, unless end-user customer acceptance is uncertain, significant deliverables remain, or other revenue recognition criteria have not been met.  Except in cases of contract termination (which may include limited product return rights), distributor contracts do not generally include price protection or product return rights; however, the Company may elect, in certain circumstances, to accept returns of product.

Service and parts revenue

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

Leases

The Company may offer customer financing to assist customers in the acquisition of Presstek products.  At the time a financing transaction is consummated, which qualifies as a sales-type lease, the Company records equipment revenue equal to the net present value of future lease payments.  Any remaining balance is recognized as finance income using the effective interest method over the term of the lease.  Leases not qualifying as sales-type leases are accounted for as operating leases.  The company recognizes revenue from operating leases on an accrual basis as the rental payments become due.

Multiple element arrangements

In accordance with Staff Accounting Bulletin (“SAB”) No. 104 Revenue Recognition (“SAB 104”) and Emerging Issues Task Force (“EITF”) Issue 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), when a sales arrangement contains multiple elements, such as equipment, consumables or services, revenue is allocated to each element based on its relative fair value.  The fair value of any undelivered elements, such as warranty, training and services, is deferred until delivery has occurred or services have been rendered.

Rights of return

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

Shipping and handling

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

In June 2007, the FASB also ratified EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities" ("EITF 07-3"). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted by the Company in the first quarter of fiscal 2008. The Company does not expect the adoption of EITF 07-3 to have a material effect on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. The Company will apply SFAS 141R prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Also in December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements” (FASB No. 160), which is effective for fiscal years beginning after December 15, 2008. This statement requires all entities to report non-controlling (minority) interests in subsidiaries in the same manner– as equity in the consolidated financial statements. This eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring that they be treated as equity transactions. The Company will be required to adopt the provisions of FASB No. 160 in the first quarter of 2009 and is currently evaluating the impact of such adoption on its Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.  At September 29, 2007, we were not involved in any unconsolidated SPE transactions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates primarily as a result of our borrowing and investing activities, commodity price risk and foreign currency fluctuations.

Our long-term borrowings are in variable rate instruments, with interest rates tied to either the Prime Rate or the LIBOR.  A 100 basis point change in these rates would have an impact of approximately $0.6 million on our annual interest expense, assuming consistent levels of floating rate debt with those held at September 29, 2007.

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

We are exposed to market risk from foreign currency exchange rates, which could affect operating results, financial position and cash flows.  The Company regularly monitors the fluctuation of these rates in order to assess whether it is prudent to enter into derivative or other hedging transactions in order to manage this risk.  The Company has not entered into such derivative or hedging transactions.

Item 4.  Controls and Procedures

This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”).  See Exhibits 31.1 and 31.2.  This Item 4 includes information concerning the controls and procedures and evaluations thereof referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of September 29, 2007, the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below.  Notwithstanding the existence of the material weaknesses described below, management has concluded that the consolidated interim financial information included in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

Management has undertaken procedures and other steps, including the completion of an internal review of the Company’s financial accounts related to its European operation, to mitigate the material weaknesses in internal control over financial reporting described below, along with additional procedures designed to ensure the reliability of our financial reporting, to enable the Chief Executive Officer and Chief Financial Officer to execute the certifications required by Rule 13a-14 of the Exchange Act.

In its Management’s Report on Internal Control over Financial Reporting, included in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 25, 2007, the Company determined that there was a control deficiency that constituted a material weakness, as described below.

Significant or Non-Routine Transactions

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

Because of the material weakness described above, management concluded that its disclosure controls and procedures and internal control over financial reporting was not effective as of December 30, 2006.  In connection with new executive leadership joining the company in fiscal 2007, in the third quarter of fiscal 2007 management undertook a review of business practices and certain financial reporting matters of all operations of the Company.

As a result of this review, which included an internal investigation of certain European revenue transactions, and additional reviews and procedures conducted by the Company’s management and its internal audit group, certain additional deficiencies in our internal control over financial reporting were identified.  The deficiencies identified in the third quarter of fiscal 2007 were principally applicable to transactions originating in the Company’s European operation, which is included in the Presstek segment for financial reporting purposes.

In its assessment of the effectiveness of the Company’s disclosure controls and procedures as of September 29, 2007, the Company has determined that there were additional control deficiencies that constituted material weaknesses as described below.

Revenue Recognition

The Company has concluded that the internal controls applicable to equipment revenue recognition were not adequate to ensure that sufficient documentation regarding terms and conditions of equipment contracts and agreements were maintained to permit proper evaluation relative to revenue recognition of such contracts and agreements in accordance with US generally accepted accounting principles (“U.S. GAAP”).  In addition, review and monitoring controls over revenue transactions were not operating effectively to identify accounting errors on a timely basis.   These deficiencies resulted in errors that were corrected in the third quarter ended September 29, 2007 consolidated financial statements and there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Account Reconciliations

Account reconciliations for certain balance sheet accounts at the Company’s subsidiary in Europe were not performed properly or timely, and the reconciliations were not consistently reviewed for completeness, accuracy, and timely resolution of reconciling items.  These deficiencies resulted in errors that were corrected in the third quarter ended September 29, 2007 consolidated financial statements and there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Remediation Plan

Our management, under new executive leadership, continues to engage in substantial efforts to remediate the material weaknesses noted above.  The following remedial actions are intended both to address the identified material weaknesses and to enhance our internal control.

Significant or Non-Routine Transactions

The following remedial actions have been implemented through September 29, 2007:

•	On February 28, 2007, the Company announced the appointment of a new Chief Financial Officer.

•
Effective April 3, 2007, the Audit Committee of the Board of Directors established a Financial Reporting Task Force to develop and implement a corrective action plan to ensure full remediation of the material weaknesses.  This Task Force, which reports directly to the Audit Committee, is led by the Chief Financial Officer.

•	During March, 2007, a new Financial Reporting Manager was appointed to manage all SEC-related activities including accounting guidance and periodic reporting.

•
In the first quarter of 2007, the Company undertook a review to ensure that the finance, accounting and tax functions are staffed in accordance with the required competencies.  Since that time, the Finance organization has been strengthened by the addition of personnel, (including revenue analysts, tax manager, senior accountants, and a Director of Accounting) to address complex accounting and financial reporting requirements and has substantially filled its hiring objectives.

•
On May 23, 2007, the Company appointed a Director of Internal Audit.  The Director of Internal Audit reports directly to the Audit Committee and has responsibility for directing the internal audit function and leading Sarbanes-Oxley compliance monitoring activities.

The following remedial actions have been initiated and will continue to be implemented after September 29, 2007:

•	Additional training has been provided to finance, accounting and tax professionals regarding new and evolving areas in U.S. GAAP.

•	The Company implemented a process designed to ensure the timely documentation, review, and approval of complex accounting transactions by qualified accounting personnel.

•	The Company requires that analysis of all significant or non-routine transactions must be documented, reviewed, and approved by senior financial management.

Revenue Recognition

The following remedial actions have been initiated and will continue to be implemented after December 29, 2007:

•	Supported by the services of subject matter experts and consultants, the Company’s revenue recognition policy was strengthened in the fourth quarter of fiscal 2007 to include:
o	Enhanced documentation requirements to support revenue transactions and their related accounting treatment;
o	Tightening of necessary approvals on any departures from standard terms and conditions on sales and service agreements to include senior financial and legal management;
o	Clarification of revenue recognition treatment on distributor equipment transactions.

•
Additional training regarding revenue recognition practices was provided to all sales personnel worldwide in the fourth quarter of fiscal 2007.  Special training to communicate and strengthen understanding of the revised revenue recognition policy will be conducted in fiscal 2008.

•
Internal controls, as they relate to our European operation, have been strengthened and reinforced through additional training and supervision, the addition of a full-time European revenue analyst, changes to credit practices, and other control measures. In addition, certain personnel changes and realignment of work responsibilities will be implemented.

•
Revenue recognition processes have been restructured to increase sales and accounting personnel participation earlier in the process and improve delivery of key information on equipment transaction terms and conditions.

•	Review and monitoring controls at Corporate-Finance on equipment transactions involving foreign operations have been enhanced, including periodic confirmation of key terms with customers.

Account Reconciliations

The following remedial actions have been initiated and will continue to be implemented after December 29, 2007:

•	Additional training of European accounting personnel to ensure that key account reconciliations are performed, documented, reviewed and approved as part of the monthly financial close process.

•
Review and monitoring controls over key account reconciliations involving foreign operations have been enhanced to include detailed reviews of monthly reconciliations and supporting documentation by senior Corporate-Finance personnel.

Changes in Internal Control over Financial Reporting

Other than the foregoing measures to remediate the material weaknesses described above, certain of which were not fully implemented as of September 29,2007, there was no change in the Company's internal control over financial reporting during the quarter ended September 29, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

During the nine months ended September 29, 2007, other than the matters disclosed below, there have been no material changes to legal proceedings from those considered in our Annual Report on From 10-K for the year ended December 30, 2006, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 25, 2007.

In August 2007, an Arbitrator from the International Centre for Dispute Resolution issued a partial award against the Company and in favor of Reda National Company (“Reda”), a former Company distributor operating in the Middle East.  Reda claims that the Company breached an exclusive distributor agreement by entering into a distribution agreement with another party covering the same territory assigned to Reda.  Reda has claimed damages totaling approximately $9.7 million.  In the partial award the Arbitrator found that the Company had breached its agreement with Reda and found the Company liable to Reda for arbitration costs, attorneys’ fees, and incidental expenses incurred by Reda in connection with the arbitration.    The Arbitrator also ordered that a further hearing to determine additional damages, if any, would be scheduled.  The damages hearing was held in December 2007 and the parties are awaiting the finding of the Arbitrator.  The Company believes that it has meritorious defenses to Reda’s damages claim and has vigorously contested the claim.

On February 4, 2008, the Company received from the U.S. Securities and Exchange Commission (the "SEC") a formal order of investigation relating to the previously disclosed SEC inquiry regarding the Company's announcement of preliminary financial results for the third quarter of 2006.  The Company is cooperating fully with the SEC's investigation.

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

PRESSTEK, INC. (Registrant)
Date: February 15, 2008	/s/ Jeffrey A. Cook
Jeffrey A. Cook Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PRESSTEK, INC.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.