Form 10-K
period 2007-12-29
PRESSTEK INC /DE/
filed 2008-04-30
CIK 846876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
_____________________________
Commission File No. 0-17541

PRESSTEK, INC.
(Exact name of registrant as specified in its charter)

Delaware	02-0415170
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

2 Greenwich Office Park, Suite 300, Greenwich, Connecticut 06831
(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code:
(203) 485-7523

Securities registered pursuant to Section 12(b) of the Act:
Title of each class [Missing Graphic Reference]	Name of each exchange on which registered [Missing Graphic Reference]
Common stock, par value $0.01 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  (See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐                                           Accelerated filer ☑    Non-accelerated filer ☐                                                                           Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐    No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2007 was $219,205,922.

The number of shares outstanding of the registrant’s common stock as of April 23, 2008 was 36,602,840.

PRESSTEK, INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 29, 2007

See Part I – Item 1A of this Annual Report for cautionary statements regarding forward-looking statements included in this report.

PART I
Item 1.  Business Overview

General

Presstek’s address is 55 Executive Drive, Hudson, NH 03051. We also maintain executive offices at 2 Greenwich Office Park, Suite 300, Greenwich, CT 06831. The Company’s website is www.presstek.com.

Presstek is a leading manufacturer and marketer of environmentally-friendly digital offset printing solutions. These products are engineered to provide a streamlined workflow that shortens the print cycle time, reduces overall production costs, and meets the market’s increasing demand for fast turnaround high-quality short run color printing. Presstek’s subsidiary, Lasertel, Inc., manufactures semiconductor laser diodes for Presstek and external customer applications.

Our products include DI® Presses, chemistry-free computer-to-plate systems (CTP), workflow solutions, and a complete line of prepress and press room consumables. Presstek also offers a range of technical services for its customers.

Background

Since its founding in 1987 Presstek has served the commercial print industry by offering innovative digital offset printing solutions for commercial printing applications. We:

•	invented the technology that enables DI® presses;
•	invented chemistry-free printing plates;
•	have significantly streamlined the print production workflow;
•	have helped transition offset printing from a craft-based manual process to an automated manufacturing process and;
•	plan to continue to innovate by providing high quality fully integrated digital solutions and services that form an all-encompassing relationship with our customers

Primary Markets

Presstek serves the global print market.  The two primary opportunities for Presstek’s solutions lie in the commercial and corporate segments.

Commercial markets include companies that provide printing and print-related services, such as design, prepress, and bindery, on a print-for-pay basis. Many firms in the commercial printing industry have some type of process expertise or geographic focus. This market is further segmented by employee size (i.e. < 10, 10 - 19, 20 – 49, 50 – 99, 100 +) and by equipment capability (e.g. format size 2-page, 4-page, 8-page; type of equipment - sheetfed or web press).

The corporate market includes in-plant print shops and data center printing departments that provide copying and printing services to support the primary business of a company or organization. These are companies whose primary business includes anything other than printing (i.e. insurance, manufacturing, financial services, education, or government).

Historically, Presstek has primarily served smaller commercial printers with less than 20 employees as well as the in-plant printing market.

Market Trends

The commercial printing market is shifting to increasingly faster production of smaller order quantities (shorter runs) with an increasing use of color. Key trends include the following:

•	80% of four-color jobs are now produced in runs of less than 5,000
•	10% of digital color work is versioned or personalized
•	A 27% growth in production digital color page volume is expected to occur by 2009
•	By 2010, 33% of all print jobs are expected to require a 24-hour turnaround

Providing Solutions for New Market Requirements

Presstek offers a range of products to meet these changing market demands including DI® presses and chemistry-free CTP systems. Presstek DI® presses incorporate Presstek’s ProFire Excel laser imaging technology, unique press design, and thermal plates to create an optimized offset printing system for runs from 250 to 20,000 sheets.  With this automated print system, digital files are sent to the printing press where all four printing plates are imaged on press in precise register, resulting in a highly streamlined digital workflow that is designed to allow the fastest way to achieve finished offset press sheets. With our CTP solutions, digital files are sent directly from the prepress workflow to the plate-imaging device; the plates are imaged off line, and then mounted on a conventional offset press. Presstek introduced the concept of chemistry-free printing to the market and continues to lead the market in pursuit of this more environmentally friendly and efficient manner of producing offset printing plates.

Organizational Structure

To better address the worldwide print market, Presstek has aligned its resources into three strategic business units. The structure allows the Company to continue to focus on its traditional base of small commercial and in-plant customers, while expanding the range of products it can bring to market around the world. The structure is also designed to better position the Company to more effectively address the needs of larger commercial printers. New strategic business units are:

•	Digital Printing Business Unit, which includes digital presses, consumables and workflow
•	CTP Business Unit, responsible for digital platemaking systems, consumables and workflow
•	Traditional Business Unit, consists of polyester CTP platemaking and pressroom supplies

Geographic Structure

Presstek supplies equipment to support the growing print market; currently 67% of Presstek’s revenues come from North America, 27% from Europe; 4% from Asia Pacific and 2% from other various regions. To facilitate growth Presstek has established three sales regions that work closely with the business units to bring integrated solutions to local markets. The three sales regions are:
•	Europe (Europe, Middle East, Africa)
•	Americas (North America and Latin America)
•	Asia Pacific

Our Business Segments

We operate in two reportable segments: the Presstek segment, and the Lasertel segment.  The Presstek segment is primarily engaged in the development, manufacture, sales, distribution, and servicing of digital offset printing solutions for the graphic arts industries. The Lasertel segment is primarily engaged in the manufacture and development of high-powered laser diodes for a variety of industry segments.

For an analysis of our revenue from sales to external customers, operating profit and assets by business segment as well as revenue from sales to external customer and long-lived assets by geographic area, see Note 16 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

The Presstek Segment

The Presstek segment provides research, new product development and manufacturing. It also serves as the center for marketing, sales and service for our digital offset printing solutions as well as the distribution of our third-party products. In addition, the Presstek segment serves as the central organization under which our subsidiary functions.

Our products are sold to end-user customers through either our direct sales force, our dealer channel, or through OEM partners. We also have an established catalog of pressroom supplies and consumables.

Presstek branded equipment is serviced either by our direct service organization or by our dealer channel. Our direct service organization primarily serves customers located in the United States, Canada, and the U.K.

Manufacturing

At our 165,000-square-foot facility in Hudson, New Hampshire, we manufacture ProFire® Digital Media, PearlDry® Plus, and PearlDry® printing plates.  The ProFire Excel imaging kits that are incorporated into DI® presses are also assembled in Hudson. All CTP systems are manufactured in Hudson, including the Dimension® Excel series, Vector TX52 and the ABDick®-branded Digital PlateMaster® system. At our South Hadley, Massachusetts, manufacturing facility, we manufacture aluminum-based printing plates, including chemistry-free Presstek-branded Anthem® Pro, Freedom® and Aurora digital printing plates.

Plate manufacturing at our Hudson facility uses vacuum deposition technology to create ultra-thin imaging layers.  We have a state-of-the-art solution coater capable of handling aqueous or solvent-based fluids with best available environmental controls throughout the process.  PET substrates are laminated to aluminum webs (spools) using electron beam curing technology.  This eliminates the need for environmental emissions from a drying process.  We utilize full converting capability, which provides high-speed slitting, spooling, formatting and final packaging.

The facility located in South Hadley, Massachusetts, consists of 50,000 square feet in a single building, and performs aluminum plate manufacturing including in-line graining, anodizing, silicating, and multiple layer coatings.  Raw aluminum is processed into lithographic printing plates for digital markets.

Distribution

Our sales strategy is designed to emphasize the distribution of Presstek DI presses and CTP solutions and related consumables, as well as a full catalog of conventional products.  These products are offered to customers through our direct sales force, independent graphic arts dealers and strategic OEM partnerships.

We have an established distribution network in North America, and in Europe we are currently strengthening our position by growing our dealer network. We are in the process of developing distribution in other parts of the world to strengthen our global position.

Service and Support

Presstek also has an established service organization throughout the United States, Canada and the UK to service its equipment. In other regions, Presstek authorized dealers are the primary source of service, with Presstek providing training and advanced technical support.

The Lasertel Segment

Our Lasertel segment is a developer and manufacturer of high-powered laser diodes. These diodes are used in Presstek DI®  presses and the Dimension Series of CTP systems. Lasertel also provides diodes to external customers in a range of industries (i.e. defense, industrial, medical, and telecommunications).

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

The 2005 purchase of a high capacity molecular beam epitaxy (“MBE”) reactor enabled Lasertel to improve yields and increase revenue substantially during 2006 and 2007. During 2006 the performance and reliability of Lasertel products was demonstrated by the first use of a Lasertel diode laser on the space shuttle. The laser manufactured by Lasertel is used in a system enabling the crew of the space shuttle and engineers on the ground to determine the health of Discovery’s heat shield.  The success of the system led to its use on shuttle missions.  In July of 2007 Lasertel received a purchase contract for more than $3 million from SELEX Sensors and Airborne Systems to supply laser diode arrays for use in military aerospace targeting systems. This order was one in a series of contracts awarded to Lasertel as part of a strategic supply agreement in place between SELEX S&AS and Lasertel.  The agreement demonstrates that defense is an important segment for Lasertel.

Strategy

Our vision is to provide high quality, fully integrated digital solutions and services in order to form an all-encompassing relationship with our customers. Our business strategy is to offer innovative digital imaging and plate technologies that address the opportunities of today and tomorrow in the graphic arts and commercial printing market.

This strategy includes several imperatives:

1. Focus on the growth of our consumables product line

Presstek provides digital offset solutions that aid printers in meeting the changing needs of today’s market – shorter run lengths, faster turn-around times, and more color. Our DI press and CTP solutions use our chemistry-free printing plates. With our direct sales force and network of distribution partners, we feel we are well positioned to expand our installation base of these solutions.  Another step in growing our consumables business is to develop plates (consumables) that can be imaged on non-Presstek manufactured devices, an open systems approach. The first step in executing this strategy is the launch of Aurora Pro, our open-platform, chemistry-free printing plate, which is designed to be used on thermal CTP systems marketed by other manufacturers, planned for commercialization during 2008. The Company also believes that it can stem the erosion of its traditional consumables (ink, pressroom and proofing supplies, etc.) and has dedicated a strategic business unit to this effort.

2. Emphasize attractive market segments

Large print providers were the first to adopt digital technology, and they have driven the digital transformation of the commercial printing market.  Today the benefits of a digital workflow are well understood and all segments of the commercial print market are adopting digital technologies.  With our range of digital solutions and the strength of our direct sales and service force, we have experienced most of our success in these segments:

a.
Commercial printers (generally those with less than 20 employees) that need to increase their production capacity, level of productivity and output quality while improving profitability have demonstrated success with our digital offset products.  These printers are often acquiring their first four-color press when they acquire a Presstek product.

b.
Digital printers and copy shops, facilities that primarily operate toner-based digital printing equipment, are acquiring DI presses as complementary devices. They are using DI presses for jobs that require run lengths greater than 250 copies, a higher level of quality, or a substrate (coated stock, thick stock, plastics, etc.) that can not be effectively produced on a toner based device.

c.
In-plant print shops that operate within corporations, colleges and universities and government agencies are attracted to the ease-of-use, compact footprint and environmentally responsible nature of our solutions.

3. Focus on key growth areas

a.
Growth within the existing segments that Presstek serves today. Historically Presstek has served print shops with less than 20 employees, this segment makes up approximately 75% of the industry (i.e..number of printers), and many have not yet fully embraced digital printing technologies. In addition, owners of existing DI presses and CTP systems will be looking to add capacity or to upgrade their capabilities (i.e. upgrade a 34DI press to a 52DI or a semi-automated CTP system to a fully automated solution).

b.
Growth up-market to larger print shops. As print buyers request shorter runs with faster turnaround times, larger shops often need to outsource these jobs or run them inefficiently on their larger offset presses or toner presses. A Presstek DI press is a good solution for these shops, because it is an offset printing solution that allows color to be matched to the output of their larger presses. The DI press may also open up new applications for the larger print shop.

c.
Growth of computer-to-plate (CTP) consumables. It is estimated that the worldwide thermal printing plate market in 2006 was $2.22 billion.  This market is expected to grow by as much as 53% to $3.41 billion based on research from PIRA International and PRIMIR Research.  Presstek plans to further penetrate this large consumables market by expanding its range of CTP plates. These plates will work on both imaging systems sold by Presstek and on third party imaging devices. Aurora Pro is an example of a product that fits into this area of growth

d.
Growth in geographic regions. The largest portion of Presstek’s sales has historically come from the United States and Canada. However, the largest portion of the worldwide print market is outside North America   Presstek has established three sales regions, the Americas, Europe, and Asia Pacific, to establish proper distribution by region and to help develop solutions that fit that markets specific geographic requirements.

4. Enable customers to better compete by offering diverse range of products

Because our goal is to provide high quality, fully integrated digital solutions and services that form an all-encompassing relationship with our customers, we deliver solutions that allow the printers to differentiate their print businesses in a competitive marketplace.  Presstek’s products can be divided into two primary categories: DI® presses and CTP systems, along with the supplies and services that they require. Ease of use, environmentally friendly chemistry-free imaging, and a small footprint are common benefits of the two product lines.

Our DI® presses, the Presstek 52DI and Presstek 34DI, allow printers to offer high-quality offset printing on a wide range of substrates at run lengths starting at 250 sheets for a competitive price. DI® presses are able to do this because of their short make-ready time, which is possible because of three Presstek technologies—laser imaging, press design, and thermal plate technology—working in unison to create an optimized printing system.

Presstek offers a full range of CTP systems, from a two-page polyester system to an eight-page aluminum system. In 2007, Presstek upgraded the Dimension250 Excel and Dimension450 Excel to include full automation.

Presstek has also recently expanded its workflow offering by partnering with third parties.  This allows users to better implement Presstek’s DI® and CTP solutions while improving the flow of jobs through production. An example of this is the recent agreement Presstek signed with Press-sense to offer a web-to-print solution that allows printers to efficiently accept work via the Internet.

5. Provide solutions that meet the growth in demand for short-run, fast turnaround high-quality color printing.

According to market research commissioned by Presstek and conducted by industry consultant Dr. Joseph Webb of Strategies for Management, “Much of the print industry’s decline in shipment volume has been in long-run printed documents. Short-run printing is actually mainstream. Short-run printing weighs on the capital base that was purchased to produce long-run printing, and until that installed base is replaced, profits are negatively affected.” Dr. Webb concludes, “Presstek has a unique opportunity and position in the reshaping of the printing industry's workflow and production methods. Presstek as a company, and print as a medium, are at a fascinating crossroads of technology, market opportunities, and competition. The company's products allow printers to compress their workflow to eliminate costly steps, leveraging the modern content creator’s capabilities to make better, richer, and more predictable printable files.”

6.  Provide environmentally responsible solutions through our application of technology.

Our thermally imaged chemistry-free plate technologies are designed to provide both a streamlined workflow and an environmentally responsible solution.  Besides contributing to a cleaner and safer printing operation, environmental responsibility is sound business practice in that our DI and CTP solutions reduce labor needs, reduce space requirement, eliminates plate-oriented waste disposal, and results in fewer manufacturing process errors.

Technology

Imaging Technology

Presstek developed the imaging technology for the world's first DI® press. Over the past 20 years, we have continuously improved on this technology. Today we offer our fourth generation of imaging technology which we call ProFire Excel. The ProFire Excel system has three major components: the laser diode system, made up of unique four-beam laser diodes and laser drivers, the integrated motion system that controls the placement of the laser diodes; and the digital controller and data server.  The image data board of the ProFire Excel controls 16-micron diodes with patented Image Plus technology.  Among the advantages of Image Plus is a writing mode that increases image quality while significantly reducing moiré patterns in standard screen sets, allowing for a range of FM (stochastic) screening options.

The laser diodes that we use for our imaging system are manufactured at Lasertel.  Lasertel manufactures epitaxial wafers, which are subsequently processed into chips or bars.  Lasertel then assembles these devices into fiber-coupled modules called multiple emitter packages (“MEPs”), which contain four lasers per module.  These MEPs are then sent to our manufacturing facility in Hudson, New Hampshire.  We assemble Lasertel-manufactured laser imaging modules into imaging kits that are designed for DI® press or Dimension CTP units.  These kits are then incorporated into DI printing presses, by our manufacturing partner, or into CTP systems assembled at our Hudson, NH facility.

Before direct-to-plate imaging, platemaking and pre-press activities had occurred as a separate and specialized activity in the printing operation, primarily using analog film-based technology, chemical processing and manual skill-based processes. Conventional or analog printing plates are produced using labor and chemical-intensive, multi-step processes.  By consolidating or eliminating process steps required to prepare a digital file for printing, Presstek DI® presses and CTP systems deliver efficiencies that allow increased print productivity at a lower cost and with better quality than conventional offset methods.  At the same time, by imaging chemistry-free plates, Presstek products eliminate the reliance on the chemical processing that is generally associated with imaging traditional printing plates.  In addition to being more efficient to operate, our solutions are more environmentally responsible than traditional methods of printing.  The result is higher quality, faster turnaround offset printing with a lower cost of operation that is also environmentally safe.

Plate Technology

We manufacture digital printing plates for both on-press imaging with DI® presses and Computer-to-Plate printing applications. Our plates are based on our patented chemistry-free thermal imaging technology. Our printing plates respond to heat generated by high-powered lasers (thermal imaging) using a process known as ablation to enable chemistry-free plate production.

Thermal ablation refers to the process in which the thermal laser ablates (removes) areas of the emulsion while the plate is being imaged. This is the method employed in Presstek’s plates. Plates that are imaged using thermal ablation typically consist of a basic substrate such as a grained aluminum plate or polyester, an oleophilic (ink receptive) imaging layer, and an ink-rejecting micro porous hydrophilic layer.

The high-powered laser of the imaging system selectively burns tiny holes in the thin plate coating, causing it to burst away from the base. This technique thus requires the imaging system to be equipped with a means of collecting the debris, typically a vacuum with filters.  The result is a high-contrast image that can be examined and measured prior to mounting on a printing press.

Products

DI® Presses

Presstek 52DI® Press
The Presstek 52DI is a landscape format 52cm direct imaging press with a maximum sheet size of 20.47” x 14.76”. The 52DI has a maximum image area of 20.07” x 14.17,” one of the largest in its class.  This press is highly automated and designed to deliver superior economics and faster turnaround times, require lower skilled operators and reduced paper waste.  The Presstek 52DI images all four chemistry-free printing plates on press in 4.5 minutes in precise register at 2540 dpi and supports up to 300 lpi and FM screening.  The press design which features Zero Transfer Printing technology, results in consistent quality, an exceptionally fast make-ready time and reliable handling across a wide range of substrates. The 52DI has a maximum operating speed of 10,000 full size sheets per hour which is the equivalent of 20,000 letter-sized sheets.

Presstek 34DI® Press
The Presstek 34DI is a portrait format 34cm direct imaging press with a maximum sheet size of 13.39” x 18.11” and a maximum image area of 12.99” x 17.22”.  This press is highly automated and designed to deliver superior economics, faster turnaround times, require lower skilled operators and reduced paper waste.  The Presstek 34DI images all four chemistry-free printing plates on press in 4.5 minutes in precise register at 2540 dpi and supports up to 300 lpi and FM screening.  The press’ design using Zero Transfer Printing technology, results in consistent quality, an exceptionally fast make-ready time and reliable handling across a wide range of substrates. The 34DI has a maximum operating speed of 7,000 full size sheets per hour which is the equivalent of 14,000 letter-sized sheets. The 34DI is available as the 34DI-X, a high productivity model and the 34DI-E an entry-level configuration.

DI® Plates

ProFire® Digital Media
ProFire Digital Media is designed to work as a system with the laser imaging and press components of ProFire® and ProFire® Excel enabled DI presses (such as the Presstek 34 and 52DI). ProFire® Digital Media for DI® presses is rated for 20,000 impressions. It is manufactured with an ink-accepting polyester base layer, a middle layer of titanium, and a top layer of silicone. During imaging, the heat from lasers removes the top two layers of the plate, exposing the ink receptive polyester layer. Areas that remain covered with the top layer of silicone will repel the ink. The imaging process is a highly consistent, heat sensitive, physical reaction without the variables of exposure and chemistry. The result is sharper and better-defined details and halftone dots.

PearlDry Plus
Formulated in a similar fashion as ProFire® Digital media, PearlDry Plus is designed to work in conjunction with previous generation DI® presses. In conjunction with Presstek DI imaging PearlDry Plus allows presses to produce a high resolution, 21 micron spot and supports print quality up to 200-line screen. For DI applications PearlDry Plus is delivered in polyester-based spools. PearlDry Plus is rated for 20,000 impressions.

PearlDry
PearlDry is used for direct-to-press applications that require an aluminum-backed plate such as the 74Karat press manufactured by Koenig and Bauer (“KBA”) of Germany.  The plate uses a specially formulated silicone material that is coated over the metalized infrared absorbing layer that is then bonded to an aluminum base.

CTP Products

Dimension Excel
The Dimension Excel series of platesetters are CTP imaging devices that are engineered to image our chemistry-free Anthem Pro thermal plates in an A3 (2-page), or A2 (4-page) format size.  The Dimension Excel is available in both standard (Dimension225 and 425) and automated (Dimension250-AL and 450-AL) configurations. Standard models offer operator attended throughput of up to 11 plates per hour, while automated models provide an operating speed of up to 17 plates an hour without any operator intervention.

Dimension800
The Dimension800 is a CTP platesetter that images our Anthem Pro thermal plates in an A1 (8-page) or smaller format size. Utilizing Presstek’s ProFire® imaging technology for chemistry-free operation, this is one of the most compact and efficient eight-page platesetters available in the market.

Vector TX52
The Vector TX52 platesetter is a CTP imaging system that is engineered to image our chemistry-free Freedom thermal plates.  The Vector TX52 is a two-page (52 cm and under) metal CTP system that utilizes our SureFire laser imaging technology. The Vector TX52 can produce 15 landscape or 20 portrait press ready plates per hour.

The Digital PlateMaster
Digital PlateMaster (DPM) is an easy-to-use platesetter that is equipped with an integrated Harlequin RIP and uses conventional polyester-based plates. The DPM is designed for use with small-format portrait presses. The internal plate processor and daylight-loading materials cassette help facilitate plate production. The DPM also supports paper-based printing plates.

CTP Plates

Anthem Pro
Anthem Pro delivers improved print performance with the addition of Presstek's exclusive PRO graining technology. Anthem Pro plates for Dimension CTP systems feature our patented polymer-ceramic technology and combine ablative imaging and chemistry-free cleaning (a simple water wash) with run lengths of up to 100,000 impressions.  The Anthem Pro plate runs with a wide range of fountain chemistry and inks.

Freedom
The Freedom plate operates in conjunction with Presstek’s Vector TX52 CTP solution. Like our Anthem Pro plate, Freedom requires only a simple wash with water before printing.  The unique surface structure of the plate results in a fast makeready and greater ink/water latitude.  In addition, Freedom plates accommodate a wide range of industry standard inks and fountain solutions.  Freedom plates deliver the performance characteristics and stability of conventional aluminum printing plates.

Aurora Pro
Aurora Pro is Presstek’s first chemistry-free CTP thermal plate designed to operate with thermal CTP systems from other manufacturers.  This further extends the opportunity for printers to leverage innovative Presstek chemistry-free technology with their existing installed base of CTP systems, eliminating the need to purchase, store and dispose of toxic chemicals.

Workflow Products

Presstek Momentum RIP
Momentum RIP is designed to drive Presstek CTP and DI® systems as well as ABDick branded CTP systems. Momentum comes complete with input and output mechanisms that allow flexibility for controlling jobs. Momentum is based on Harlequin RIP technology.

Presstek Momentum Pro Integrated PDF Workflow Solution
Presstek Momentum Pro is a fully integrated workflow and RIP. Building on Momentum RIP technology, the Momentum Pro workflow is designed to streamline and automate the production process using Certified PDF tools. The workflow can be used as a centralized PDF creation and preflight system, ensuring consistent output to multiple devices. Momentum Pro is a simple, easy-to-use and affordable PDF workflow solution for small to mid-size printers.

Presstek Momentum Pro Workflow and Press-sense Suite
The Press-sense suite adds to Momentum Pro a Web storefront that manages and automates the entire operation. Press-sense iWayTM and Press-sense Manager™ are a complete Business Flow Automation, workflow and tracking system that seamlessly integrates the entire process from a request for a quote all the way through to delivery and billing in one, out-of-the-box solution.

Lasertel Diode Products

The graphic arts industry continues to demand a high degree of speed, imaging resolution and accuracy without increasing costs.  Our high-powered laser diodes are designed to achieve greater imaging power, uniformity and reliability with a low unit cost for the diode array.  Writing speed and accuracy are increased, without increasing space and costs, by combining four fiber channels into a single optical module.  These diodes, manufactured at our Lasertel subsidiary, also incorporate a number of packaging innovations that reduce the size of the device and facilitate incorporation into the ProFire Excel imaging module.  In addition to manufacturing Presstek products, Lasertel also manufactures products for third-party customers in the industrial, medical, defense and telecommunications sectors.

Competition

The markets for our products are characterized by evolving industry standards and business models, rapid software and hardware technology developments and frequent new product introductions. Our future success will depend on our ability to enhance our existing products, introduce new products in a timely and cost-effective manner, meet changing customer needs, extend our core technology into new applications, and anticipate and respond to emerging standards, business models and other technological changes.

We believe that our patented technologies, other intellectual property, thermal plate manufacturing facilities, strategic alliances, distribution network and knowledge of the marketplace puts us in a strong position to compete in today’s market.  However, several other companies address markets in which our products are used and have products that are competitive.

Most of the companies marketing competitive products, or with the potential to do so, are well established, have substantially greater financial, marketing and distribution resources than Presstek and its subsidiaries, and have established records in the development, sale and servicing of products.  There can be no assurance that Presstek, Lasertel, or any of our products or any products incorporating our technology, will be able to compete successfully in the future.

DI® Presses

Potential competition for DI® presses comes from several areas including manufacturers of high-end electrophotographic technology and manufacturers of conventional offset printing presses.

Manufacturers of high-end electrophotographic technology include, among others, Canon Inc., Hewlett Packard Company, Ricoh, Kodak, and Xerox.  These electrophotographic imaging systems use either liquid or dry toners to create one to four (or more) color images on paper and typically offer resolutions of between 400 and 1200 dots per inch.  These technologies are generally best suited for ultra-short runs of less than 250 copies or for printing variable data.

Manufacturers of conventional offset printing presses include Heidelberg, KBA, Sakurai, Ryobi, MAN, and others. The level of automation on new presses is improving and when combined with an automated CTP system an effective workflow can be established. We believe that conventional offset is best suited for production runs of 10,000 or longer. The quality of print from a conventional offset press will depend on the skill of the operator as well as the process the print establishment uses to deliver the plate to the press.

DaiNippon Screen Mfg., Ltd., known as Screen, offers the TruePress 344 press. This press is an A3 four color digital offset press that prints up to 7,000 impressions per hour and with a conventional wet offset process.

The Presstek 34DI also competes against the Ryobi 3404DI® for end user sales. Ryobi is an OEM partner of Presstek’s and the Ryobi 3404DI uses Presstek’s imaging technology, printing plates and press design.

VIM Technologies Ltd., an Israeli based company, has announced a competitive plate for certain DI® presses In February of 2008 Presstek filed a Complaint with the International Trade Commission (ITC) against VIM for infringement of Presstek’s patent and trademark rights.  Kodak is also marketing a competitive plate product as an alternative to Presstek’s PearlDry and PearlDry Plus for certain digital offset presses.  As further discussed below, Presstek has initiated patent infringement actions against Fuji Photo Film Corporation, Ltd. (“Fuji”),  and Creo, Inc. (“Creo”), which was subsequently acquired by Kodak,  in the Federal Republic of Germany and the United States, respectively.

These competitive plates could have an impact on Presstek’s revenue.  They could also lead to downward pricing pressure on our full line of spooled consumable products, which could have a material adverse effect on our business, results of operations and financial condition.

Computer-to-Plate

Most of the major companies in the industry have developed off-press CTP imaging systems.  Potential competitors in this area include, among others, Agfa, Kodak, DaiNippon Screen Mfg., Ltd., Fuji, and Heidelberg, combinations of these companies, and other smaller or lesser-known companies.  Many of these devices utilize printing plates that require a post-imaging photochemical developing step and/or other post processing steps such as heat treatment.

We are seeing competition from printing plate companies that manufacture, or have the potential to manufacture, digital thermal plates.  Such companies include, among others, Agfa, Kodak, and Fuji.  Some companies, including Agfa, Kodak, and Fuji, have announced or released plates that reportedly eliminate the need for post image chemical processing.

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

Supplies

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

Lasertel

Lasertel’s products can also be expected to face competition from a number of companies marketing competitive, high-powered laser diode products such as Coherent Inc. and JDS Uniphase Corporation.

Patents, Trademarks and Proprietary Rights

Our general policy has been to seek patent protection for those inventions and improvements likely to be incorporated into our products and services or where proprietary rights will improve our competitive position.  As of December 29, 2007, our worldwide patent portfolio included over 500 patents.  We believe these patents, which expire from 2008 through 2025, are material in the aggregate to our business.  We have applied for and are pursuing applications for 9 additional U.S. patents and 26 foreign patents.  We have registered, or applied to register, certain trademarks in the U.S. and other countries, including Presstek, DI®, Dimension, ProFire®, Anthem, Applause and PearlDry. We anticipate that we will apply for additional patents, trademarks, and copyrights, as deemed appropriate.

In addition to the Presstek patents indicated, there is currently one U.S. patent assigned to Precision, which will expire in 2017 and one active patent assigned to Lasertel, which will expire in 2012.

In September 2003, we filed an action against Fuji, in the District Court of Mannheim, Germany for patent infringement.  In this action, we allege that Fuji has manufactured and distributed a product that violates a Presstek European Patent. We are seeking an order from the court that Fuji refrain from offering the infringing product for sale, from using the infringing material or introducing it for the named purposes, and from possessing such infringing material.  A trial on the matter was held in November 2004 and March 2005, and we are currently in discussions with Fuji to resolve this action.

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

In February 2008, we filed a complaint with the International Trade Commission (ITC) against Israeli printing plate manufacturer VIM Technologies, Ltd. and its manufacturing partner Hanita Coatings RCA, Ltd. for infringement of certain of our patent and trademark rights.  Presstek also sued three U.S. based distributors of VIM products: Guaranteed Service & Supplies, Inc., Ohio Graphco Inc., and Recognition Systems Inc., as well as one Canadian based distributor, AteCe Canada.  Presstek is seeking, among other things, an order from the ITC forbidding the importation and sale of the VIM printing plates in the United States; such an order would be enforced at all U.S. borders by the U.S. Customs Service. In March of 2008 Presstek was notified by the ITC that it was instituting an investigation related to the complaint. In April 2008 we filed a complaint against VIM Technologies, Ltd. in German courts for patent infringement.

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

Research and Development

Research and development expenses related to our continued development of products incorporating DI® and CTP technologies, including our semiconductor laser diodes, were $6.2 million, $6.4 million and $7.3 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.  These research and development expenditures are primarily related to the Presstek segment.

Backlog

We generally sell our products under standard sales orders and distributor contracts. Orders constituting our backlog are subject to changes in delivery schedules and are typically cancelable by our customers until a specified time prior to the scheduled delivery date. Accordingly, we believe our backlog is not necessarily an accurate indication of future sales.

Employees

At December 29, 2007, we had 712 employees worldwide.  Of these, 34 are engaged primarily in engineering, research and development; 152 are engaged in sales and marketing, 263 are engaged in service and customer support, 182 are engaged primarily in manufacturing, manufacturing engineering and quality control; and 81 are engaged primarily in corporate management, administration and finance.

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

Glossary

Set forth below is a glossary of certain terms used in this report:

A1 (8-page)	a printing term referring to a standard paper size capable of printing eight 8.5” x 11” pages on a sheet of paper

A2 (4-page)	a printing term referring to a standard paper size capable of printing four 8.5” x 11” pages on a sheet of paper

A3/B3 (2-page)	a printing term referring to a standard paper size capable of printing two 8.5” x 11” pages on a sheet of paper

Ablation	a controlled detachment/vaporization caused by a thermal event, this process is used during the imaging of Presstek’s PEARL and Anthem Pro consumables

Anthem Pro	Presstek’s line of wet offset digital plates with a unique polymer-ceramic construction

Computer-to-plate (CTP)	a general term referring to the exposure of lithographic plate material from a digital database, off-press

Creo, Inc.	A company acquired by Kodak

Direct Imaging (DI®)	Presstek’s registered trademark for digital imaging systems that allow image carriers (film and plates) to be imaged from a digital database, on and off-press

Dimension	Presstek’s product line of CTP off-press plate making equipment

Dots per inch (dpi)	a measurement of the resolving power or the addressability of an imaging device

Heidelberg	Heidelberger Druckmaschinen AG, one of the world’s largest printing press manufacturers, headquartered in Heidelberg, Germany

Infrared	light lying outside of the visible spectrum beyond its red-end, characterized by longer wavelengths; used in our thermal imaging process

KBA	Koenig & Bauer, AG, one of the world’s largest printing press manufacturers, headquartered in Wurzburg, Germany

Kodak	Eastman Kodak Company, a leading supplier of digital, conventional and business solutions for the graphic arts industry, headquartered in Rochester, New York

Lithography	printing from a single plane surface under the principle that the image area carries ink and the non-image area does not, and that ink and water do not mix

Off-press	making a printing plate from either an analog or digital source independent of the press on which it will be used

On-press	the use of Presstek’s direct imaging technologies to make a plate directly from a digital file on the press

PEARL	the name associated with Presstek’s first generation laser imaging technologies and related products and consumables

ProFire and ProFire Excel imaging systems	the Presstek components required to convert a conventional printing press into a direct imaging press, including laser diode arrays, computers, electronics

Platemaking	the process of applying a printable image to a printing plate

Prepress
graphic arts operations and methodologies that occur prior to the printing process; typically these include photography, scanning, image assembly, color correction, exposure of image carriers (film and/or plate), proofing and processing

Quickmaster DI (QMDI)	the second generation of direct imaging, waterless presses, highly automated with roll-fed PearlDry Plus plate material, a joint development effort between Heidelberg and Presstek

Ryobi	Ryobi Limited of Japan, a printing press manufacturer headquartered in Japan

Ryobi 3404DI	an A3 format size four-color sheetfed press, incorporating Presstek’s dual plate cylinder concept and PearlDry Plus spooled plates, a joint development effort between Ryobi and Presstek

Semiconductor laser diode	a high-powered, infrared imaging technology employed in the DI® imaging systems

Short-run markets/printing
a graphic arts classification used to denote an emerging growth market for lower print quantities. InfoTrends, Inc. has examined the market to better understand which run lengths are increasing and which are decreasing. The findings: run lengths above 10,000 sheets are clearly in decline. Run lengths between 5,000 and 9,999 are essentially stable with a slight increase. Run lengths below 5,000 show significant increases, especially in the range of 500 – 999 sheets.

Thermal	a method of digitally exposing a material via the heat generated from a laser beam

Vacuum deposition process	a technology to accurately, uniformly coat substrates in a controlled environment

Waterless	a lithographic printing method that uses dry offset printing plates and inks and does not require a dampening system

Item 1A.  Risk Factors

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and beliefs, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Words such as “believe(s),” “should,” “plan,” “expect(s),” “project(s),” “anticipate(s),” “may,” “likely,” “potential,” “opportunity” and similar expressions identify forward-looking statements.  Forward-looking statements are made based upon management’s good faith expectations and beliefs concerning future developments and their potential effect upon the Company.  There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management. Many important factors could cause actual results to differ materially from management’s expectations, including:

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

Significant factors that could cause actual results to differ materially from management’s expectations or otherwise impact the Company’s financial condition or results of operations include, without limitation, the following:

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

We are also unable to control factors related to the businesses of our strategic partners.  There can be no assurance that similar events will not occur with our strategic partners.

Though we take precautions designed to achieve success, given the uncertainties surrounding many of our strategic partners, there can be no assurance that our existing strategic relationships will prove successful.  There can also be no assurance that our existing relationships with any of our strategic, manufacturing or distribution partners will be successful.  The loss of principal customers or strategic partners could have a materially adverse effect on our business, results of operations and financial condition.

While we continue to explore possibilities for additional strategic relationships and alliances, there can be no assurance we will be successful in this regard.  Our failure to develop new relationships and alliances could have a significant adverse effect on our business.

If we are unable to manage acquisitions successfully it could harm our financial results, business and prospects.

As part of our business strategy, we may expand our business through the acquisition of other businesses.  We will need to integrate acquired businesses with our existing operations.  We cannot assure you that we will effectively assimilate the business or product offerings of acquired companies into our business or product offerings. Integrating the operations and personnel of acquired companies into our existing operations may result in difficulties and expense, disrupt our business or divert management’s time and attention.  If we are unable to successfully integrate future acquisitions, it could adversely impact our competitiveness and profitability. Acquisitions involve numerous other risks, including potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business.  In connection with acquisitions or joint venture investments outside the U.S., we may enter into derivative contracts to purchase foreign currency in order to hedge against the risk of foreign currency fluctuations in connection with such acquisitions or joint venture investments, which subjects us to the risk of foreign currency fluctuations associated with such derivative contracts.

Our growth strategy may include the licensing or acquisition of technologies, which entail a number of risks.

As part of our strategy to grow our business, we may license technologies from third parties.  We may not be successful in integrating the acquired technology into our existing business to achieve the desired results.

Our lengthy and variable sales cycle makes it difficult for us to predict when or if sales will occur and therefore we may experience an unplanned shortfall in revenues.

Many of our products have a lengthy and unpredictable sales cycle that contributes to the uncertainty of our operating results.  Customers view the purchase of our products as a significant capital outlay and, therefore, a strategic decision.  As a result, customers generally evaluate these products and determine their impact on existing infrastructure over a lengthy period of time.  The sale of our products may be subject to delays if the customer has lengthy internal budgeting, approval and evaluation processes.  We may incur significant selling and marketing expenses during a customer’s evaluation period.  If revenues anticipated during a particular period are not realized or are delayed, we may experience a shortfall in anticipated revenues, which could have an adverse effect on our business, results of operations and financial condition.

We may not be able to increase revenues if we do not expand our sales and distribution channels.  We face risks associated with our efforts to expand into international markets.

We intend to expand our global sales operations and enter additional international markets, in order to increase market awareness and acceptance of our line of products and generate increased revenues, which will require significant management attention and financial resources.  International sales are subject to a variety of risks, including difficulties in establishing and managing international distribution channels, in serving and supporting products sold outside the United States and in translating products and related materials into foreign languages.  International operations are also subject to difficulties in collecting accounts receivable, staffing and managing personnel and enforcing intellectual property rights.  Other factors that can adversely affect international operations include fluctuations in the value of foreign currencies and currency exchange rates, changes in import/export duties and quotas, introduction of tariff or non-tariff barriers and economic or political changes in international markets.

 If our international sales increase, our revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower levels of sales that typically occur during the summer months in Europe and other parts of the world.  There can be no assurance that these factors will not have a adverse effect on our business, results of operations and financial condition.

We have experienced losses in the past, could incur substantial losses in the future, and may not be able to maintain profitability.

We incurred substantial net losses from continuing operations in the fiscal year ended December 29, 2007, at which date we had an accumulated deficit of $10.4 million.  We may need to generate significant increases in revenues to generate profits, and we may not be able to do so.  If our revenues grow more slowly than we anticipate, or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be adversely affected.  Even if we maintain profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase such profitability year to year.  In October 2007, we announced a business improvement plan designed to create greater efficiencies, productivity enhancements, reductions in of operating expenses, and optimization of resources.  We may not achieve the benefits of this program as rapidly or to the full extent anticipated by management due unexpected delays or greater than anticipated costs or adjustments in the implementation of the program.

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

We are dependent on third-party suppliers for critical components and our increased demand for these components may strain the ability of our third-party suppliers to deliver such critical components in a timely manner.  For example, we have a requirement for advanced technology laser diodes for use in products incorporating our DI® technology.  Although we have established our subsidiary, Lasertel, to help us meet our demand for laser diodes, we are still dependent on other third-party manufacturers to supply us with other necessary components.  If we are unable for any reason to secure an uninterrupted source of other critical components at prices acceptable to us, our operations could be materially adversely affected.  We cannot be certain that Lasertel will be able to manufacture advanced laser diodes in quantities that will fulfill our future needs, or with manufacturing volumes or yields that will make our operation cost effective. There can be no assurance that we will be able to obtain alternative suppliers for our laser diodes or other critical components should our current supply channels prove inadequate.

Our manufacturing capabilities may be insufficient to meet the demand for our products.

If demand for our products grows beyond our expectations, our current manufacturing capabilities may be insufficient to meet this demand, resulting in production delays and a failure to deliver products in a timely fashion. We may be forced to seek alternative manufacturers for our products.  There can be no assurance that we will successfully be able to do so.  As we introduce new products, we may face production and manufacturing delays due to technical and other unforeseen problems.  Any manufacturing delay could have a material adverse effect on our business, the success of any product affected by the delay, and our revenue, and may harm our relationships with our strategic partners.

In addition, many of our manufacturing processes are extremely sophisticated and demand specific environmental conditions.  Though we take precautions to avoid interruptions in manufacturing and to ensure that the products that are manufactured meet our exacting performance standards, our yields may be affected by difficulties in our manufacturing processes.  If such an affect occurred, it could increase manufacturing costs, detrimentally affecting margins, or cause a delay in the finishing and shipping of products.  Any manufacturing delay could have a material adverse effect on our business, the success of any product affected by the delay, and our revenue, and may harm our relationships with our strategic partners.

New products that incorporate our technology may not be commercially successful and may not gain market acceptance.

Achieving market acceptance for any products incorporating our technology requires substantial marketing and distribution efforts and expenditure of significant sums of money and allocation of significant resources, either by us, our strategic partners or both.  We may not have sufficient resources to do so.  Additionally, there can be no assurance that our existing and newer product offerings such as  DI® 34 and DI® 52 presses, Anthem, and Auora Pro plates, and Dimension 400 800, and Vector TX 52 platesetters will maintain/achieve widespread market acceptance or that any of our other current products or any future products that we may develop or any future products produced by others that incorporate our technologies will achieve market acceptance or become commercially successful.  There can be no assurance that these presses, or our other products, will achieve market acceptance.  In addition, if our new product offerings do not achieve anticipated market acceptance, we may not achieve anticipated revenue.

New products that incorporate our technology may result in substantial support costs and warranty expenditures.

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

If the United States and global economies slow down or other difficult market conditions prevail, the demand for our products could decrease and our business, results of operations and financial condition may be materially adversely affected.

The demand for our products is dependent upon various factors, many of which are beyond our control, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations).  For example, general economic conditions affect or delay the overall capital spending by businesses and consumers, particularly for capital equipment such as presses.  An economic slowdown in the U.S. and abroad or the prevalence of other difficult market conditions could result in a decrease in spending and spending projections on capital equipment that could impact the demand for our products or have other material adverse effects on our business, results of operations and financial condition.

Management has identified material weaknesses in internal control over financial reporting, and concluded that these controls and our disclosure controls and procedures were not effective at December 29, 2007.  If we fail to establish and maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud.  As a result, investors may lose confidence in our financial reporting and disclosures.

The Sarbanes-Oxley Act of 2002 and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting.  Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to audit, our assessment of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  A “significant deficiency” is defined as “a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the company's financial reporting.”  A “material weakness” is defined as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.”

Management’s Report on Internal Control over Financial Reporting included in this Form 10-K, concludes that as of December 29, 2007 our internal control over financial reporting was not effective.  Accordingly, as set forth in Item 9A of this Form 10-K, our Chief Executive Officer and our Chief Financial Officer also determined that our disclosure controls and procedures were not effective.  In addition, in the future, our continued assessment, or the subsequent assessment by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting and our disclosure controls or procedures, some of which may require disclosure in future reports.

Although we have made and are continuing to make improvements in our internal control over financial reporting, if we are unsuccessful in remediating the material weaknesses impacting our internal control over financial reporting, or if we discover other deficiencies, it may adversely impact our ability to report accurately and in a timely manner our financial condition and results of operations in the future, which may cause investors to lose confidence in our financial reporting.  Moreover, effective internal and disclosure controls are necessary to produce accurate, reliable financial reports and to detect or prevent fraud.  If we continue to have deficiencies in our internal control over financial reporting and disclosure controls and procedures, that may negatively impact our business and operations.

The expansion of Lasertel into areas other than the production of laser diodes for our printing business may be unsuccessful.

Lasertel, which was formed for the purpose of supplying us with laser diodes, has also explored other markets for its laser technology.  Lasertel has developed laser products for the defense industry and has continued its plans to develop laser prototypes for qualification in the medical and industrial industries.  There can be no assurance that these products or prototypes will gain acceptance in these industries and likewise, there can be no assurance that these products will be commercially successful.

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

Lasertel has required a significant amount of capital investment by Presstek in past years in order to expand its manufacturing operations.  Lasertel’s capital and working capital needs may exceed our ability to provide such funds, requiring us to borrow against our credit facilities or seek to obtain outside financing for Lasertel’s operations.  This could have a material adverse effect on our business, results of operations and financial condition.

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

We have taken, are currently taking, and may take in the future, legal action to protect our patent and trademark rights from infringement by others.  We have also defended actions brought against us relating to the validity of our patent rights.  In the course of pursuing or defending any of these actions we could incur significant costs and diversion of our resources.  Due to the competitive nature of our industry, it is unlikely that we could increase our product prices to cover such costs.  There can be no assurance that we will have the financial or other resources necessary to successfully defend a patent infringement or proprietary rights violation action.  Moreover, we may be unable, for financial or other reasons, to enforce our rights under any patents we may own.  Such litigation is costly and is subject to uncertain results that could have a material effect on our business, results of operations and financial condition.

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

As a manufacturing company, we are subject to environmental, health and safety laws and regulations, including those governing the use of hazardous materials.  The cost of compliance with environmental, health and safety regulations is substantial.  Some of our business activities involve the controlled use of hazardous materials and we cannot eliminate the risk or potential liability of accidental contamination, release or injury from these materials.  In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources and the limits of any insurance coverage, and our production of plates could be delayed indefinitely, either of which could materially harm our business, financial condition and results of operations.

We face competition in the sale of our products.

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

We also compete with stand-alone computer-to-plate imaging devices for single and multi-color applications.  Most of the major corporations in the graphic arts industry have developed and are marketing off press computer-to-plate imaging systems.  To date, devices manufactured by our competitors, for the most part, utilize printing plates that require a post imaging photochemical developing step, and in some cases, also require a heating process.  Competitors in this area include, among others, Agfa Gevaert N.V., Dai Nippon Screen Manufacturing Ltd., Heidelberg and Kodak.

We also have competition from plate manufacturing companies that manufacture printing plates, including digital thermal plates.  These companies include Agfa Gevaert N.V., Kodak and Fuji.    The introduction of a competitive plate could reduce the revenue generated by Presstek under its relationship with strategic partners and could have a material adverse effect on our business, results of operations and financial condition.

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

Our continuing product development efforts have focused on refining and improving the performance of our PEARL and DI® technology and our consumables and we anticipate that we will continue to focus such efforts.  The printing and publishing industry has been characterized in recent years by rapid and significant technological changes and frequent new product introductions.  Current competitors or new market entrants could introduce new or enhanced products with features, which render our technologies, or products incorporating our technologies, obsolete or less marketable.  Our future success will depend, in part, on our ability to respond to changing technology and industry standards in a timely and cost-effective manner.  We may not be successful in effectively using new technologies, developing new products or enhancing our existing products and technology on a timely basis.  Our new technologies or enhancements may not achieve market acceptance. Our pursuit of new technologies may require substantial time and expense.

We may need to license new technologies to respond to technological change. These licenses may not be available to us on terms that we can accept.  Finally, we may not succeed in adapting our products to new technologies as they emerge.

Ongoing litigation and a pending investigation by the Securities and Exchange Commission could have an adverse impact on our business.

We are parties to ongoing litigation, including but not limited to a purported securities class action lawsuit. In addition, we are subject to a pending formal investigation by the Securities and Exchange Commission (“SEC”) regarding our announcement of preliminary financial results for the third quarter of 2006.  The litigation to which we are a party, and the SEC investigation, require management time and the expenditure of significant legal expense to represent us in these matters.  In addition, the Company faces the risk that these matters will result in a significant judgment or penalty assessed against the Company for which there is inadequate insurance coverage.  The result of these matters could have a material adverse effect on our business, results of operations and financial condition.

We have a material amount of intangible assets, such as goodwill and trademarks, and if we are required to write-down any of these intangible assets, it would reduce our net income, which in turn could have a material adverse effect on our results of operations.

We have a significant amount of intangible assets, such as goodwill and trademarks.  Under Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,”, goodwill and indefinite lived intangible assets are no longer amortized, but instead are subject to a periodic impairment evaluation.  Reductions in our net income caused by the write-down of any of these intangible assets could materially and adversely affect our results of operations.

Increases in the cost of energy could affect our profitability.

We have experienced significant increases in energy costs, and energy costs could continue to rise, which would result in higher transportation, freight and other operating costs.  Our future operating expenses and margins will be dependent on our ability to manage the impact of cost increases.  We cannot guarantee that we will be able to pass along increased energy costs to our customers through increased prices.

Our reliance upon complex information systems distributed worldwide and our reliance upon third party global networks means we could experience interruptions to our business services.

We depend on information technology to enable us to operate efficiently and interface with customers, as well as maintain financial accuracy and efficiency.  If we do not allocate, and effectively manage, the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breach.  As with all large systems, our information systems could be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes.  Such unauthorized access could disrupt our business and could result in the loss of assets.

Changes in accounting standards could affect our financial results.

New accounting standards or pronouncements that may become applicable to us from time to time, or changes in the interpretation of existing standards and pronouncements, could have a significant effect on our reported results for the affected periods.

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
If we are not current in our SEC filings, we will face several adverse consequences.

For several reporting periods in the past year, we were not current in our SEC filings. If we are unable to remain current in our SEC filings, we will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and we will not be able to make offerings pursuant to existing registration statements.  In addition, we will not be eligible to make offerings using a “short form” registration statement on Form S-3, and we may not be able to conduct offerings on Form S-8 (covering employee stock plans), or pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors.”  Finally, we may be at risk of being delisted from the NASDAQ Global Market as a result of the late filings.  These restrictions may impair our ability to raise capital in the public markets should we desire to do so, and to attract and retain key employees.

Our stock price has been and could continue to be extremely volatile.

The market price of our common stock has been subject to significant fluctuations.  The securities markets and the Nasdaq National Market in particular, have experienced, and are likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance.  In addition, the trading price of our common stock could be subject to significant fluctuations in response to:

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following table summarizes our significant occupied properties:

Location	Functions	Square footage (approximate)	Ownership status/ lease expiration

Hudson, New Hampshire	Corporate headquarters, manufacturing, research and development, marketing, demonstration activities, administrative and customer support	165,000	Owned

South Hadley, Massachusetts (two buildings)	Manufacturing, research and development, administrative support	100,000	Owned

Tucson, Arizona	Manufacturing, research and development, administrative supports	75,000	Owned

Greenwich, Connecticut	Executive offices	N/A	Services agreement expires in September 2008

Des Plaines, Illinois	Distribution center	127,000	Lease expires in February 2013

Des Plaines, Illinois	Sales, service	10,000	Lease expires in April 2008

Mississauga, Ontario	Sales, service	28,000	Lease expires in March 2010

Heathrow, United Kingdom	European headquarters, sales, service	20,000	Lease expires in November 2020, with an option to cancel in November 2010

Our Hudson, New Hampshire facility, in its capacity as corporate headquarters, is utilized by all of our operating segments.

Our Presstek segment utilizes the facilities in New Hampshire, Massachusetts, Connecticut, Illinois, Ontario and the United Kingdom.  Subsequent to December 29, 2007, the Company vacated the Ontario facility and bought out the remainder of the lease.

Our Lasertel segment utilizes the facilities in Arizona.

In addition to the properties referenced above, we also lease a number of small sales and marketing offices in the United States and internationally.  At December 29, 2007, we were productively utilizing substantially all of the space in our facilities, with the exception of the Massachusetts facility, of which one of the two buildings is not being fully utilized.  This building was subject to a chemical release on October 30, 2006 and has not been fully utilized subsequent to this event.  In addition, our Lasertel operation is using only a portion of its facility in Arizona. We are currently marketing the property for sale, and would expect to lease back the required space. We believe that our existing facilities are adequate for our needs for at least the next twelve months.

All of the properties we own are secured by our five-year, $80.0 million credit facilities.

We believe that our existing facilities are well maintained, in good operating condition and are adequate for our current and expected future operations.

Item 3.  Legal Proceedings

On October 26, 2006, the Company was served with a complaint naming the Company, together with certain of its former executive officers, as defendants in a purported securities class action suit filed in the United States District Court for the District of New Hampshire.  The suit claims to be brought on behalf of purchasers of Presstek’s common stock during the period from July 27, 2006 through September 29, 2006.  The complaint alleges, among other things, that the Company and the other defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated there under based on allegedly false forecasts of fiscal third quarter and annual 2006 revenues.  As relief, the plaintiff seeks an unspecified amount of monetary damages, but makes no allegation as to losses incurred by any purported class member other than himself, court costs and attorneys’ fees.  The Company believes the allegations are without merit and intends to continue to vigorously defend against them.

In March 2005, we filed an action against Creo, Inc. (subsequently acquired by Kodak) in the U.S. District for the District of New Hampshire for patent infringement.  In this action, we allege that Creo has distributed a product that violates a Presstek U.S. Patent.  We are seeking an order from the court that Creo refrain from offering the infringing product for sale, from using the infringing material or introducing it for the named purposes, or from possessing such infringing material, and for the payment of damages associated with the infringement.  A trial is scheduled for the fall of 2008.

In September 2003, Presstek filed an action against Fuji Photo Film Corporation, Ltd., in the District Court of Mannheim, Germany for patent infringement.  In this action, Presstek alleges that Fuji has manufactured and distributed a product that violates Presstek European Patent 0 644 047 registered under number DE 694 17 129 with the German Patent and Trademark Office.  Presstek seeks an order from the court that Fuji refrain from offering the infringing product for sale, from using the infringing material or introducing it for the named purposes, and from possessing such infringing material.  A trial was held in November 2004 and March 2005, and we await a final determination from the Court.

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

The Arbitrator also ordered that a further hearing to determine additional damages, if any, would be scheduled.  The damages hearing was held in December 2007 and the parties are awaiting the findings of the Arbitrator.  The Company believes that it has meritorious defenses to Reda’s damages claim and has vigorously contested the claim.

In February 2008 we filed a Complaint with the International Trade Commission (ITC) against Israeli printing plate manufacturer VIM Technologies, Ltd. and its manufacturing partner Hanita Coatings RCA, Ltd. for infringement of Presstek’s patent and trademark rights.  Presstek also sued three U.S. based distributors of VIM products: Guaranteed Service & Supplies, Inc., Ohio Graphco Inc., and Recognition Systems Inc., as well as one Canadian based distributor, AteCe Canada.  Presstek is seeking, among other things, an Order from the ITC forbidding the importation and sale of the VIM printing plates in the United States; such an Order would be enforced at all U.S. borders by the U.S. Customs Service. In March of 2008 Presstek was notified by the ITC that it was instituting an investigation related to the Complaint. In April 2008 we filed a Complaint against VIM Technologies, Ltd. in German courts for patent infringement.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Our common stock is quoted on The NASDAQ Global Market under the symbol “PRST”.  The following table sets forth the high and low sales prices per share of common stock for each full quarterly period within the two most recently completed fiscal years as reported by The NASDAQ Global Market.

	High	Low
Fiscal year ended December 29, 2007
First quarter	$6.53	$5.47
Second quarter	$8.38	$5.88
Third quarter	$8.70	$6.14
Fourth quarter	$7.50	$4.60

Fiscal year ended December 30, 2006
First quarter	$12.72	$8.90
Second quarter	$12.05	$8.93
Third quarter	$10.62	$4.83
Fourth quarter	$6.89	$5.09

On April 23, 2008, there were 2,850 holders of record of our common stock.  The closing price of our common stock was $4.54 per share on April 23, 2008.

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

Performance Graph

The Stock Performance Graph set forth below compares the cumulative total return on the Company’s Common Stock from December 27, 2002 through December 28, 2007, with the cumulative total return for the Nasdaq Stock Market Index and the returns of the following two companies (the “Peer Index”) having the Printing Trades Machinery and Equipment SIC Code; Baldwin Technology (AMEX: BLD) and Delphax Technologies, Inc. (Nasdaq: DLPX).  The comparison assumes that $100 was invested on December 27, 2002 in the Company’s Common Stock, the Nasdaq Stock Market Index and the stock of the SIC Code Printing Trades Machinery and Equipment Index and assumes the reinvestment of all dividends, if any.

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

(in thousands, except per-share data)
	Fiscal year ended
	December 29,	December 30,	December 31,	January 1,	January 3,
	2007	2006	2005	2005 (1)	2004 (2)

Revenue	$254,843	$265,694	$259,134	$121,453	$87,232
Cost of revenue	184,167	186,716	176,814	78,180	51,151

Gross profit	70,676	78,978	82,320	43,273	36,081

Operating expenses
Research and development	6,217	6,409	7,335	6,460	7,061
Sales, marketing and customer support	39,870	39,970	40,241	17,574	12,272
General and administrative	34,211	19,938	20,970	12,399	8,399
Amortization of intangible assets	2,408	2,980	2,595	1,261	964
Restructuring and special charges (credits)	2,714	5,481	874	(392)	550
Total operating expenses	85,420	74,778	72,015	37,302	29,246

Operating income (loss)	(14,744)	4,200	10,305	5,971	6,835

Other income (expense), net	(2,424)	(1,826)	(2,220)	(870)	(167)

Income (loss) from continuing operations
before income taxes	(17,168)	2,374	8,085	5,101	6,668
Provision (benefit) for income taxes	(5,018)	(10,643)	1,164	166	-

Income (loss) from continuing operations	(12,150)	13,017	6,921	4,935	6,668
Income (loss) from discontinued operations, net of income tax	(54)	(3,273)	(835)	(1,070)	1,429

Net income (loss)	$(12,204)	$9,744	$6,086	$3,865	$8,097

Earnings (loss) per share - basic
Income (loss) from continuing operations	$(0.34)	$0.36	$0.20	$0.14	$0.20
Income (loss) from discontinued operations	(0.00)	(0.09)	(0.03)	(0.03)	0.04
	$(0.34)	$0.27	$0.17	$0.11	$0.24

Earnings (loss) per share - diluted
Income (loss) from continuing operations	$(0.34)	$0.36	$0.19	$0.14	$0.20
Income (loss) from discontinued operations	(0.00)	(0.09)	(0.02)	(0.03)	0.04
	$(0.34)	$0.27	$0.17	$0.11	$0.24

Weighted average shares outstanding
Basic	36,199	35,565	35,153	34,558	34,167
Diluted	36,199	35,856	35,572	35,357	34,400

	As of
	December 29,	December 30,	December 31,	January 1,	January 3,
	2007	2006	2005	2005 (1)	2004 (2)

Working capital	$39,198	$47,498	$41,392	$41,117	$42,512
Total assets	$192,827	$198,014	$181,487	$171,318	$106,528
Total debt and capital lease obligations	$35,535	$37,572	$35,643	$41,822	$14,464
Stockholders' equity	$106,892	$111,237	$98,633	$89,402	$80,183

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in connection with “Item 1. Business”, “Item 1A. Risk Factors”, “Item 6. Selected Financial Data”, “Item 7A. Quantitative and Qualitative Disclosures about Market Risks” and the Company’s Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K.  Certain terms used in the discussion below are defined in Item 1 of this Form 10-K.

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

Presstek’s business model is a capital equipment and consumables (razor and blade) model.  In this model, approximately 62% of our revenue is recurring revenue.  Our model is designed so that each placement of either a Direct Imaging Press or a Computer to Plate system results in recurring aftermarket revenue for consumables and service.

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

•	manufacture semiconductor solid state laser diodes for Presstek imaging applications and for use in external applications; and

•	distribute printing plates for conventional print applications, as well as related equipment and supplies for the graphic arts and printing industries.

We have developed a proprietary system by which digital images are transferred onto printing plates for Direct Imaging on-press applications and for computer-to-plate applications.  We refer to Direct Imaging as DI® and computer-to-plate as CTP.  Our digital imaging systems enable customers to produce high-quality, full color lithographic printed materials more quickly and cost effectively than conventional methods that employ more complicated workflows and toxic chemical processing.  This results in reduced printing cycle time and lowers the effective cost of production for commercial printers.  Our solutions make it more cost effective for printers to meet the increasing demand for shorter print runs, higher quality color and faster turn-around times.

Our groundbreaking DI technology is  used in our CTP systems.  Our Presstek business segment designs and manufactures CTP systems that incorporate our imaging technology and image our chemistry free printing plates.

In addition to marketing, selling and servicing our proprietary digital products, we also market, sell and service traditional, or analog products for the commercial print market.  This analog equipment is manufactured by third party strategic partners and analog consumables are manufactured by our various partners.

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

We generate revenue through four main sources: (i) the sale of our equipment, including DI® presses and CTP devices, as well as imaging kits, which are  incorporated by leading press manufacturers into direct imaging presses for the graphic arts industry; (ii) the sale of high-powered laser diodes for the graphic arts, defense, medical and industrial sectors; (iii) the sale of our proprietary and non-proprietary consumables and supplies; and (iv) the servicing of offset printing systems and analog and CTP systems and related equipment.

Our business strategy is centered on maximizing the sale of consumable products, such as printing plates, and therefore our business efforts focus on the sale of “consumable burning engines” such as our DI® presses and CTP devices.  Our strategy to grow our consumables has two parts.  The first part is to increase the number of our DI® and CTP units in the field.  By increasing the number of consumable burning engines we expect to increase the demand for our consumables.

We rely on partnerships with press manufacturers such as Ryobi Limited, Heidelberger Druckmaschinen AG, or Heidelberg, and Koenig & Bower AG, or KBA, to market printing presses and press solutions that use our proprietary consumables.  We also rely on distribution partners, such as Eastman Kodak, to sell related proprietary consumable products.

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

We operate and report on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31.  Accordingly, the consolidated financial statements include the financial reports for the 52-week fiscal year ended December 29, 2007, which we refer to as “fiscal 2007”, the 52-week fiscal year ended December 30, 2006, which we refer to as “fiscal 2006”, and the 52-week fiscal year ended December 31, 2005, which we refer to as “fiscal 2005”.

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

RESULTS OF OPERATIONS

Results of operations in dollars and as a percentage of revenue were as follows (in thousands of dollars):

	Fiscal year ended
	December 29, 2007		December 30, 2006		December 31, 2005
		% of revenue		% of revenue		% of revenue
Revenue
Product	$215,875	84.7	$220,724	83.1	$210,613	81.3
Service and parts	38,968	15.3	44,970	16.9	48,521	18.7
Total revenue	254,843	100.0	265,694	100.0	259,134	100.0

Cost of revenue
Product	152,545	59.9	154,250	58.1	143,952	55.5
Service and parts	31,622	12.4	32,466	12.2	32,862	12.7
Total cost of revenue	184,167	72.3	186,716	70.3	176,814	68.2

Gross profit	70,676	27.7	78,978	29.7	82,320	31.8

Operating expenses
Research and development	6,217	2.4	6,409	2.4	7,335	2.8
Sales, marketing and customer support	39,870	15.6	39,970	15.0	40,241	15.6
General and administrative	34,211	13.4	19,938	7.5	20,970	8.1
Amortization of intangible assets	2,408	1.0	2,980	1.1	2,595	1.0
Restructuring and other charges	2,714	1.1	5,481	2.1	874	0.3
Total operating expenses	85,420	33.5	74,778	28.1	72,015	27.8

Operating income (loss)	(14,744)	5.8	4,200	1.6	10,305	4.0
Interest and other expense, net	(2,424)	0.9	(1,826)	(0.7)	(2,220)	(0.9)
Income (loss) from continuing operations before income taxes	(17,168)	6.7	2,374	0.9	8,085	3.1
Provision (benefit) for income taxes	(5,018)	1.9	(10,643)	(4.0)	1,164	0.4

Income (loss) from continuing operations	(12,150)	4.8	13,017	4.9	6,921	2.7
Loss from discontinued operations	(54)	0.0	(3,273)	(1.2)	(835)	(0.3)

Net income (loss)	$(12,204)	4.8	$9,744	3.7	$6,086	2.4

Fiscal 2007 Compared to Fiscal 2006

Revenue

Consolidated revenues were $254.8 million in 2007, a decrease of $10.9 million, or 4.1%, from $265.7 million in 2006.  Equipment revenues reflected a decrease of $1.6 million, or 1.6%, compared to 2006, as strong sales of 52DI presses and increases in our Lasertel business were not enough to offset significant declines in our analog and CTP product lines, particularly lower sales of DPM machines.  Consumables revenues declined by $3.2 million, or 2.6%, due primarily to lower sales of QMDI plates.  Revenues in our service business were lower by $6.0 million, or 13.3%, in 2007 due to lower contract service revenues resulting from the transition of our customer base from analog to digital solutions.  Overall, sales of Presstek’s “growth” portfolio of products, defined as 34DI and 52DI digital offset solutions, the Presstek family of chemistry free CTP solutions, and Lasertel, increased $18.2 million, or 16.6%, from $109.9 million in 2006 to $128.1 million in 2007.

Presstek segment equipment revenues were $87.7 million in 2007 vs. $90.7 million in 2006, a decrease of $3.1 million, or 3.4%.  Gross sales of Presstek’s growth portfolio of equipment increased to $77.1 million in 2007 from $69.3 million in 2006.  Revenues from the sale of DI® equipment in 2007 of $64.0 million reflects an increase of $10.0 million, or 18.4%, vs. 2006 due to strong marketplace demand for the 52DI press, which was first introduced in the third quarter of 2006.  Total unit sales of the 52DI press reached 59 in 2007, and 52DI revenues as a percentage of total DI® press revenue increased from 10.0% in 2006 to 44.1% in 2007.  Sales of our remaining growth portfolio of equipment, Presstek CTP platesetters and Vector TX52 machines, declined from $15.3 million in 2006 to $13.1 million in 2007, a decrease of 14.2%, due in part to the company’s continued emphasis on marketing higher margin DI® presses, as well as a large decline in the sale of DPM machines consistent with industry trends.   In addition, unit sales of the Vector TX52 were negatively impacted early in 2007 from the carry-over impact of quality issues experienced during the second half of 2006.  These issues have since been successfully resolved.  Equipment sales of our “traditional” line of products, defined as QMDI presses, polyester CTP platesetters, and conventional equipment, were all lower in 2007 compared to 2006 due to the ongoing transition of our customer base from analog to digital technologies.  Gross revenues from our traditional equipment products decreased from $25.8 million in 2006 to $16.2 million in 2007, a decline of 37.2%.  As a percentage of total equipment revenue within the Presstek segment, net sales of growth portfolio products increased from 73.0% of revenue in 2006 to 82.6% of revenue in 2007.

Revenue for the Lasertel segment, including intercompany revenue, was $12.5 million in 2007, and reflects an increase of $1.0 million, or 8.9%, compared to 2006.  The favorable increase in 2007 is principally the result of additional sales of laser diode array products to external customers, which more than offset lower sales to the Presstek segment.

Consumables product revenues decreased from $123.1 million in 2006 to $119.9 million in 2007, a reduction of $3.2 million, or 2.6%.  The decline in revenues resulted from the anticipated slowdown of certain products in Presstek’s traditional line, including QMDI plates and conventional consumables, and was consistent with industry trends.  QMDI plates declined from $24.6 million in 2006 to $19.5 million in 2007, a decrease of 20.5%.  Sales of conventional consumables declined from $40.6 million in fiscal 2006 to $35.1 million in the comparable 2007 period.  Partially offsetting this decline were sales of Presstek’s “growth portfolio” of consumables, defined as 52DI, 34DI, and chemistry-free CTP plates, which grew from $30.4 million in 2006 to $37.5 million in 2007, an increase of $7.1 million, or 23.5%.

Service and parts revenues declined from $45.0 million in 2006 to $39.0 million in 2007, a decrease of 13.3%.  Lower revenues resulted primarily from the anticipated shift away from our less profitable legacy service contract base which, in the short term, is declining faster than our digital service business is accelerating.

Cost of Revenue

Consolidated cost of revenue was $184.2 million in fiscal 2007, a decrease of $2.5 million, or 1.4%, compared to fiscal 2006.  Product cost of revenue in 2007 includes $5.4 million of charges related to excess and obsolete inventory, warranty, and accrued purchase commitments related to product portfolio changes, planned changes for the Vector TX52 product line, physical inventory results, and other adjustments.   Service and parts cost of revenue in fiscal 2007 includes a charge of $1.1 million related to write-downs of field service parts inventory.

Cost of product, consisting of costs of material, labor and overhead, shipping and handling costs and warranty expenses, was $152.5 million in fiscal 2007 compared to $154.3 million in fiscal 2006.

Cost of product in the Presstek segment was $145.7 million in fiscal 2007 compared to $149.3 million in the same prior year period.  In 2007, the Company recorded inventory-related charges of $4.9 million, consisting of $2.3 million for the write-off of excess and obsolete inventory, $2.5 million of inventory write-downs related to the Vector TX52, $0.6 million of warranty-related expenses, and other adjustments.  Offsetting these costs were lower costs related to favorable equipment product mix, production efficiencies in our plate manufacturing processes, and lower freight costs.

Cost of revenue in the Lasertel segment, including intercompany, was $11.5 million in fiscal 2007 compared to $10.1 million in the comparable prior year period.  In fiscal 2007, the company recorded excess and obsolete inventory charges of $0.2 million, and $0.3 million related to physical inventory losses.

Cost of service in 2007, including the previously discussed $1.1 million write down of field service parts inventory, was $31.6 million compared to $32.5 million same prior year period.  These amounts represent the costs of spare parts, labor and overhead associated with the ongoing service of products.  Service costs were favorably impacted by the improved utilization of the field service organization in North America, the result of a restructuring plan intended to realign our service organization with a declining analog revenue base.

Gross Profit

Consolidated gross profit as a percentage of total revenue was 27.7% in 2007 compared to 29.7% in 2006.  Gross margins were negatively impacted in 2007 by excess and obsolete inventory and warranty charges related to product portfolio changes and field service parts inventory changes.

Gross profit as a percentage of product revenue was 29.3% in fiscal 2007 compared to 30.1% in fiscal 2006.  Gross margins were negatively impacted in 2007 by excess and obsolete inventory and warranty charges related principally to product portfolio changes and field service parts inventory changes.  Offsetting this somewhat was the favorable impact of a higher mix of DI® revenues, which are predominately higher margin products than our CTP and traditional lines of business, as well as improved production efficiencies in our plate manufacturing.

Gross profit as a percentage of service revenue was 18.9% in 2007 compared to 27.8% in 2006.  Service margins in 2007 were negatively impacted by charges for losses on field service parts inventory of $1.1 million.  Lower service margins also reflect the declining analog contract revenue base, which more than offset cost savings resulting from reductions in field service personnel.

Research and Development

Research and development expenses consist primarily of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment, consumables and laser diode development efforts.

Consolidated research and development expenses of $6.2 million in fiscal 2007 were essentially unchanged from $6.4 million in the comparable prior year period.

Research and development expenses for the Presstek segment were $5.0 million in 2007 compared to $5.3 million in 2006.  The decrease was due to lower payroll related expenses resulting from turnover of personnel.

Research and development expenses for the Lasertel segment were $1.2 million in 2007 compared to $1.1 million in the same prior year period.  The increased expense in 2007 relates primarily to incremental parts and supplies consumed in the product development process.

Sales, Marketing and Customer Support

Sales, marketing and customer support expenses consist primarily of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs associated with sales, marketing and customer support activities.

Consolidated sales, marketing and customer support expenses of $39.9 million in 2007 were flat compared to expenses of $40.0 million in 2006.

Sales, marketing and customer support expenses for the Presstek segment of $39.2 million in fiscal 2007 decreased $0.3 million from the comparable prior year expense of $39.5 million due primarily to lower payroll, commission, and travel and entertainment expenses, offset somewhat by increased marketing costs in Europe necessary to support planned growth.

Sales, marketing and customer support expenses for the Lasertel segment increased from $0.5 million in 2006 to $0.7 million in 2007.  Higher expenses in 2007 were due primarily to additional contract labor and advertising expense to continue expanding external sales.

General and Administrative

Consolidated general and administrative expenses consist primarily of payroll and related expenses for personnel and contracted professional services necessary to conduct our finance, information systems, legal, human resources and administrative activities.  General and Administrative costs also include stock based compensation expenses, as well as bad debt reserves.

Consolidated general and administrative expenses were $34.2 million compared to $19.9 million in the comparable prior year period.  General and administrative expense increases were primarily the result of higher patent defense and litigation activities of $4.6 million; increased bad debt expense of $2.0 million and increased professional fees of $3.4 million related primarily to various detailed financial reviews conducted during the year.   General and administrative expenses in 2007 also include an increase of $2.1 million in stock compensation related to stock option grants to officers, directors and employees compared to the same period in fiscal 2006, as well as a $1.5 million increase in expense related to restricted stock compensation granted to our CEO.

General and administrative expenses for the Presstek segment were $33.2 million in 2007 compared to $18.9 million in 2006.  The increased expense was due primarily to the increased professional fees, litigation, stock compensation, and bad debt expenses noted above.

General and administrative expenses for the Lasertel segment of $1.04 million in fiscal 2007 were essentially flat compared to $1.06 million in fiscal 2006.

Amortization of Intangible Assets

Amortization expense of $2.4 million in fiscal 2007 declined from $3.0 million in the comparable prior year period.  These expenses relate to intangible assets recorded in connection with the Company’s 2004 acquisition of the business of the A.B. Dick Company, patents and other purchased intangible assets.

Restructuring and Other Charges

Consolidated restructuring and other charges of $2.7 million in 2007 decreased from $5.5 million in 2006.  2007 restructuring expenses represent the cost of severance and separation expenses for employment contracts of former executives, as well as costs related to implementation of our Business Improvement Plan (BIP).  The BIP costs include the consolidation of the Canadian back-office operations and certain Des Plaines, Illinois activities into the Hudson, New Hampshire operations, and include restructuring costs relating to severance, operating lease run-out and inventory consolidation.

In fiscal 2006, the Company recognized restructuring and other charges of $5.5 million.  These charges included $2.3 million related to impairment of intangible assets associated with patent defense costs on the Creo/Kodak litigation matter, $2.8 million related to impairment of goodwill resulting from SFAS 144 valuation adjustments of long lived assets at Precision as a result of the decision to discontinue its newspaper analog business, $0.5 million for merger-related costs primarily related to additional professional fees, and $0.3 million related to the impairment of other assets.  In addition, approximately $0.4 million of previously established accruals at the Presstek segment were recognized in income in fiscal 2006 due principally to changes in the scope of previously announced severance programs.

Interest and Other Income (Expense), Net

Consolidated net interest and other expense in 2007 was $2.4 million compared to $1.8 million in the comparable prior year period.  Increased expense in 2007 was due primarily to higher interest expense resulting from higher balances on our revolving credit facility, as well as higher interest rates.  Offsetting this somewhat were gains on foreign currency translation.

Provision (Benefit) for Income Taxes

Our effective tax rate was (29.2%) in fiscal 2007 and (448.3%) in fiscal 2006.  In fiscal 2006, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, (“FAS 109”), the Company recognized through its tax provision a $11.2 million deferred tax benefit from the reversal of the previously recorded valuation allowance established on its U.S. federal, state and local deferred tax assets, except for that portion where the evidence does not yet support a reversal.  To support the determination that is more likely than not that the Company’s deferred tax assets will be realized in the future, FAS 109 requires that the Company consider all available positive and negative evidence.  Based on a detailed analysis, the Company concluded that evidence exists to support the U.S. valuation allowance reversal as of December 30, 2006.

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

Equipment revenues were $97.6 million in 2006 compared to $83.9 million in 2005, an increase of $13.7 million, or 16.4%.  Growth in equipment revenues was due primarily to a 72.8% increase in the number of DI® presses sold in fiscal 2006 compared to fiscal 2005, driven largely by growth in our 34DI product sales and the introduction of the new 52DI press.  Total DI® equipment sales were strong in both the North American and European markets during 2006, as revenues improved by $12.2 million, or 46.7%, and $12.3 million, or 220.0%, respectively.  Fiscal 2006 equipment revenues were also favorably impacted by the launch of a new generation CTP system, the Vector TX52, in the fourth quarter of 2005.  The Vector TX52 accounted for $4.1 million of revenue in fiscal 2006, an increase of $2.0 million, or 96.0%, compared to fiscal 2005.  Offsetting these items were lower DPM and Dimension sales, which declined by $3.7 million, or 51.5%, and $3.4 million, or 25.8%, respectively.  Sales of these units were impacted by competitive pressures, as well as quality issues on both equipment units and related consumable plates (AnthemPro).  Analog equipment revenues also declined from $22.7 million in 2005 to $14.0 million in 2006.  This decline reflects the transition of our customer base from analog to digital solutions.  Overall, digital equipment sales in the Presstek segment increased 34.8% from $57.0 million in 2005 to $76.8 million in 2006.  On a consolidated basis, digital sales as a percentage of total equipment revenues in 2006 accounted for 85.6% of sales compared to 72.5% in 2005.

Revenue for the Lasertel segment of $11.5 million in 2006 represented a year over year increase of 47.8%, or $3.7 million, due primarily to the addition of two new customers, as well as higher sales to the Presstek segment.

Revenues generated from consumables sales decreased 3.0% year over year, from $126.8 million in 2005 to $123.1 million in 2006.  The decrease in sales was primarily attributable to the anticipated slowdown in the analog market resulting from the continued migration of our customer base from analog to digital solutions.  Total analog consumables sales declined from $44.5 million in 2005 to $36.1 million in 2006, a decrease of 18.9%.  Partially offsetting this decline were improved sales of digital products, which increased from $82.4 million in 2005 to $87.0 million in 2006.  This increase was primarily due to increased placements of DI® and CTP equipment and strengthening relationships with OEM partners.   These increases were partially offset by declines in older technology digital lines such as DPM consumables.  Overall, digital sales of consumables products increased $4.6 million year over year, or 5.6%, from $82.4 million in fiscal 2005 to $87.0 million in fiscal 2006.  As a percentage of total consumables revenues, digital sales accounted for 70.6% of sales in 2006 compared to 65.0% in 2005.

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

In fiscal 2006, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, (“FAS 109”), the Company recognized through its tax provision a $11.2 million deferred tax benefit from the reversal of the previously recorded valuation allowance established on its U.S. federal, state and local deferred tax assets, except for that portion where the evidence does not yet support a reversal.  To support the determination that is more likely than not that the Company’s deferred tax assets will be realized in the future, FAS 109 requires that the Company consider all available positive and negative evidence.  Based on a detailed analysis conducted during fiscal 2006, the Company concluded that evidence exists to support the U.S. valuation allowance reversal as of December 30, 2006.

Discontinued Operations

The Company accounts for its discontinued operations under the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, (SFAS 144).  Accordingly, results of operations and the related charges for discontinued operations have been classified as “Loss from discontinued operations, net of income taxes” in the accompanying Consolidated Statements of Operations.  Assets and liabilities of discontinued operations have been reclassified and reflected on the accompanying Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations”.  For comparative purposes, all prior periods presented have been reclassified on a consistent basis.

Precision Lithograining Corp. – Analog Newspaper Business
During December 2006, the Company terminated production in South Hadley, Massachusetts of Precision-branded analog plates used in newspaper applications.

Results of operations of the discontinued analog newspaper business of Precision consist of the following (in thousands, except per-share data):

	December 29, 2007	December 30, 2006	December 31, 2005
Revenue	$196	$10,816	$15,006
Loss before income taxes	(108)	(2,267)	(825)
Provision (benefit) for income taxes	(54)	(771)	10
Loss from discontinued operations	(54)	(1,496)	(835)
Loss from disposal of discontinued operations, net of tax benefit of $915 for the year ended December 30, 2006	--	(1,777)	--
Net loss from discontinued operations	$(54)	$(3,273)	$(835)
Loss per diluted share	$(0.00)	$(0.09)	$(0.02)

As of December 30, 2006, and in accordance with SFAS 144 and SFAS 142, the Company reviewed the potential impairment of long-lived assets associated with the analog newspaper business and goodwill of the Precision reporting unit and determined that impairment charges aggregating $4.0 million were required.  Of this amount $2.8 million relates to the impairment of goodwill, $0.3 million relates to the acceleration of depreciation on fixed assets abandoned, $0.6 million relates to the acceleration of amortization on certain intangible assets and $0.3 million relates to the adjustment of inventory on hand to the lower of cost or market.  Impairment charges of the reporting unit goodwill resulting from the abandonment of the analog newspaper business are reflected within restructuring and other charges of continuing operations, and the remaining charges included in the loss from discontinued operations for fiscal 2006. There have been no further impairment charges incurred in fiscal 2007 relating to this matter.

Liquidity and Capital Resources

We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings.  At December 29, 2007, we had $13.2 million of cash and $39.2 million of working capital, compared to $9.4 million of cash and $47.5 million of working capital at December 30, 2006.

Continuing Operations

Our operating activities provided $4.8 million of cash in fiscal 2007.  Cash provided by operating activities came from net income, after adjustments for non-cash depreciation, amortization, restructuring and merger-related expenses, provisions for warranty costs and accounts receivable allowances, stock compensation expense, deferred income taxes, and losses on the disposal of assets.  Cash provided by operating activities were further benefited from a decrease in accounts receivable of $7.7 million and an increase of $7.5 million in accrued expenses.  The decrease in accounts receivable reflects our continued focus on cash management.  Accrued expense increases are primarily related to increased professional fee accruals resulting from the review of inventory and receivable reserves, as well as accruals related to certain legal matters.  These amounts were partially offset by an increase of $3.0 million in inventory, a decrease of $8.5 million in accounts payable, an increase of $2.1 million in other current assets, and a decrease in deferred revenue of $0.7 million.  Inventory increases at December 29, 2007 are primarily attributable to timing of certain press deliveries.  Day’s sales outstanding were 58 at December 29, 2007 and 63 at December 30, 2006.  The decrease in accounts payable relates primarily to the timing of purchases and payments to suppliers.  The increase in other current asset relates to an insurance recovery receivable.  The decrease in deferred revenue relates to a reduction in service contracts resulting from the continuing erosion of our analog customer base.

We used $3.4 million of net cash for investing activities during 2007, comprised of $3.0 million of additions to property, plant and equipment, $0.2 million of investments in patents and other intangible assets and $0.1 million of transaction and accrued integration costs paid related to the acquisition of the ABDick business.  Our additions to property, plant and equipment primarily relate to production equipment and investments in our infrastructure, including costs related to the implementation of a new service management system.

Our financing activities generated $1.1 million of net cash, comprised of $3.1 million of cash received from the exercise of stock options and purchase of common stock under our employee stock purchase program and $5.0 million of net borrowings under our current line of credit.  These amounts were offset by payments on our current term loan and capital lease aggregating $7.0 million.

Discontinued Operations

Operating activities of discontinued operations provided $0.4 million in cash in fiscal 2007.  Cash generated by operating activities reflect a net loss of $0.1 million, after adjustments for non-cash depreciation, amortization, provisions for warranty and accounts receivable allowances.  Cash generated by operating activities also included a decrease of $1.9 million in accounts receivable and $1.4 million in inventory.

Our current senior secured credit facilities, referred to as the Facilities, include a $35.0 million five year secured term loan, referred to as the Term Loan, and a $45.0 million five year secured revolving line of credit, referred to as the Revolver.  At December 29, 2007, the outstanding balance on the revolver was $20.0 million and we had $1.3 million outstanding under letters of credit, thereby reducing the amount available under the Revolver to $23.7 million.  At December 29, 2007 and December 30, 2006, the interest rates on the outstanding balance of the Revolver were 7.5% and 7.1%, respectively.  Principal payments on the Term Loan are made in consecutive quarterly installments of $1.75 million, with a final settlement of all remaining principal and unpaid interest on November 4, 2009.

The Facilities were used to partially finance the acquisition of the business of ABDick, and are available for working capital requirements, capital expenditures, acquisitions, and general corporate purposes.  Borrowings under the Facilities bear interest at either (i) the London InterBank Offered Rate, or LIBOR, plus applicable margins or (ii) the Prime Rate, as defined in the agreement, plus applicable margins.  The applicable margins range from 1.25% to 4.0% for LIBOR, or up to 1.75% for the Prime Rate, based on certain financial performance.  At December 29, 2007 and December 30, 2006, the effective interest rates on the Term Loan were 7.5% and 7.1%, respectively.

Under the terms of the Revolver and Term Loan, we are required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA, a non-U.S. GAAP measurement that is defined in the Facilities as earnings before interest, taxes, depreciation, amortization and restructuring and other charges (credits), and minimum fixed charge coverage covenants.  At December 29, 2007, we were in compliance with all financial covenants.  Due to delays in reporting financial statements for the period ended December 29, 2007 to its lenders, the Company amended the terms of the Revolver and Term Loan with the lenders to provide that annual financial statements could be delivered to the lenders on or before April 30, 2008.
The Company entered into interest rate swap agreements with its lenders in October 2003, which were intended to protect the Company’s long-term debt against fluctuations in LIBOR rates.  Under the interest rate swaps LIBOR was set at a minimum of 1.15% and a maximum of 4.25%.  Because the interest rate swap agreement did not qualify as a hedge for accounting purposes under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and related amendments, including SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), the Company recorded a reduction to expense of $22,500, $40,000 and $28,000 in fiscal 2007, fiscal 2006 and fiscal 2005, respectively, to mark these interest rate swap agreements to market.

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

Contractual Obligations

Our contractual obligations at December 29, 2007 consist of the following (in thousands):

		Payments due by period
	Total	Less than one year	One to three years	Three to five years	Five or more years

Senior Secured Credit Facilities	$35,500	$27,000	$8,500	$--	$--
Estimated interest payments on Senior Secured Credit Facilities	2,516	1,986	530	--	--
Capital lease, including contractual interest	35	35	--	--	--
Royalty obligation	6,184	976	1,516	1,464	2,228
Executive contractual obligations	5,227	1,915	3,312	--	--
Operating leases	6,421	2,386	2,659	1,375	--

Total contractual obligations	$55,883	$34,298	$16,517	$2,839	$2,228

The amounts above related to estimated interest payments on the Facilities are based upon the interest rates in effect at December 29, 2007.  Actual interest amounts could differ from the estimates above.

In fiscal 2000, we entered into an agreement with Fuji, whereby minimum royalty payments to Fuji are required based on specified sales volumes of our A3 format size four-color sheet-fed press.  The agreement provides for total royalty payments to be no less than $6 million and not greater than $14 million over the life of the agreement.  As of December 29, 2007, the Company had paid Fuji $7.8 million related to this agreement.

We have employment agreements with certain of our employees, some of which include change of control agreements that provide them with benefits should their employment with us be terminated other than for cause or their disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time from the date of any change of control of us.

From time to time we have engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party.  In certain situations, we may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations.  In certain such instances, we may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease.  In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, we would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”).  The maximum contingent obligation under these shortfall payment arrangements is estimated to be $1.3 million at December 29, 2007.

Effect of Inflation

Inflation has not had a material impact on our financial conditions or results of operations, although this risk is discussed under Item 1 of this Form 10-K.

Net Operating Loss Carryforwards

At December 29, 2007, we had net operating loss carryforwards for tax purposes totaling $83.2 million, of which $61.5 million resulted from stock option compensation deductions for U.S. federal tax purposes and $21.7 million resulted from operating losses.  To the extent that net operating losses resulting from stock option compensation deductions result in reduction of current taxes payable, the benefit will be credited directly to additional paid-in capital.  The Company’s ability to utilize its net operating loss and credit carryforwards may be limited in the future if the company experiences an ownership change, as defined by the Internal Revenue Code.  An ownership change occurs when the ownership percentage of 5% or greater of stockholders changes by more than 50% over a three year period.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a complete discussion of our accounting policies, see Note 2 to our consolidated financial statements appearing elsewhere herein.

Revenue Recognition

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

OEMs - Product revenue and any related royalties for products sold to Original Equipment Manufacturers (“OEM”) are recognized at the time of shipment as installation is not required and title and risk of loss pass at shipment. OEM contracts do not generally include price protection or product return rights; however, the Company may elect, in certain circumstances, to accept returns of product.

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

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives are tested annually for impairment in accordance with the provisions of SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS 142”).  Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  Recoverability of intangible assets with estimated lives and other long-lived assets is measured by comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group.  If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value.  Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset.  The Company determines the discount rate for this analysis based on the expected internal rate of return of the related business and does not allocate interest charges to the asset or asset group being measured.  Considerable judgment is required to estimate discounted future operating cash flows.  Judgment is also required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets.  Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price for a sustained period of time.  We must make assumptions about future cash flows, future operating plans, discount rates and other factors in the models and valuation reports.  To the extent these future projections and estimates change, the estimated amounts of impairment could differ from current estimates.

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

The Company amortizes license agreements and loan origination fees over the term of the respective agreement.
The amortizable lives of the Company’s other intangible assets are as follows:

Trade names	2 – 3 years
Customer relationships	10 years
Software licenses	3 years
Non-compete covenants	5 years

Stock-Based Compensation

Prior to January 1, 2006, we accounted for all of employee and non-employee director stock-based compensation awards using the intrinsic value method under APB 25, and provided the required disclosures in accordance with SFAS 123. On January 1, 2006, we adopted SFAS 123R, using the modified prospective transition method. We recognize the fair value of stock compensation in our consolidated financial statements over the requisite service period, generally on a straight-line basis for time-vested awards. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. Further, we have elected under SFAS 123R to recognize the fair value of awards with pro-rata vesting on a straight-line basis. Previously, we had followed Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which resulted in the accounting for employee share options at their intrinsic value in the consolidated financial statements.

Under SFAS 123R, our stock-based compensation is affected by our stock price as well as valuation assumptions, including the volatility of our stock price, expected term of the option, risk-free interest rate and expected dividends. We utilize the Black-Scholes valuation model for estimating the fair value on the date of grant of employee stock options. Prior to January 1, 2006, we used historical volatility to estimate the grant-date fair value of stock options. Starting on January 1, 2006, we estimated future volatility using a combination of historical and implied volatility. We believe that a combination of historical and implied volatility results in a more accurate estimate of the grant-date fair value of employee stock options because it more appropriately reflects the market's expectations of future volatility. Any changes in these assumptions may materially affect the estimated fair value of the stock-based award.

Accounting for Income Taxes

The process of accounting for income taxes involves calculating our current tax obligation or refund and assessing the nature and measurements of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences and our net operating loss (“NOL”) and credit carryforwards, result in deferred tax assets and liabilities. In each period, we assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income in each jurisdiction. To the extent we believe that we would not meet the test that recovery is “more likely than not”, we would establish a valuation allowance. To the extent that we establish a valuation allowance or change this allowance in a period, we would adjust our tax provision or tax benefit in the consolidated statement of operations. We use our judgment to determine our provision or benefit for income taxes, including estimates associated with uncertain tax positions and any valuation allowance recorded against our deferred tax assets based on the weight of all positive and negative factors, including cumulative trends in profitability.

We have accumulated U.S. federal and state income tax NOL carryforwards, research and experimentation tax credit carryforwards and alternative minimum tax credit carryforwards. In the fourth quarter of 2006, we reversed the valuation allowance on a deferred tax asset on our balance sheet primarily representing NOLs from our U.S. operations. Previously, we had recorded a valuation allowance against deferred tax assets on our balance sheet until it was “more likely than not” that the tax assets related to either our U.S. or international operations would be realized.

We assess our ability to utilize our NOL and tax credit carryforwards in future periods and record any resulting adjustments that may be required to defer income tax expense. In addition, we reduce the deferred income tax asset for the benefits of NOL and tax credit carryforwards utilized currently. The future impact on net income may therefore be positive or negative, depending on the net result of such adjustments and charges.

Based upon a review of historical operating performance through 2007, and our expectation that we will generate profits in the U.S. and our international operations in the foreseeable future, we continue to believe it is more likely than not that the U.S. and international deferred tax assets will be fully realized.

Recently Issued Accounting Standards

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

In June 2007, the FASB also ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities ("EITF 07-3"). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted by the Company in the first quarter of fiscal 2008. The Company does not expect the adoption of EITF 07-3 to have a material effect on its consolidated results of operations and financial condition.

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

Also in December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”), which is effective for fiscal years beginning after December 15, 2008. This statement requires all entities to report non-controlling (minority) interests in subsidiaries in the same manner– as equity in the consolidated financial statements. This eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring that they be treated as equity transactions. The Company will be required to adopt the provisions of SFAS 160 in the first quarter of 2009 and is currently evaluating the impact of such adoption on its Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.  As of December 29, 2007, we were not involved in any unconsolidated SPE transactions.

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

Our long-term borrowings are in variable rate instruments, with interest rates tied to either the Prime Rate or the LIBOR.  A 100 basis point change in these rates would have an impact of approximately $0.1 million on our annual interest expense, assuming consistent levels of floating rate debt with those held at the end of fiscal 2007.

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

PART II

Item 8.  Financial Statements and Supplementary Data

Page

Reports of Independent Registered Public Accounting Firms	54
Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006	56
Consolidated Statements of Operations for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005	57
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005	58
Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005	59
Notes to Consolidated Financial Statements	60

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Presstek, Inc.:

We have audited the accompanying consolidated balance sheets as of December 29, 2007 and December 30, 2006 of Presstek, Inc. and subsidiaries (the Company) and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years ended December 29, 2007 and December 30, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the years ended December 29, 2007 and December 30, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 30, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

April 30, 2008

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 29,	December 30,
	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$13,249	$9,449
Accounts receivable, net	42,879	53,158
Inventories, net	49,084	46,050
Assets of discontinued operations	15	3,321
Deferred income taxes	6,740	4,162
Other current assets	4,666	2,600
Total current assets	116,633	118,740

Property, plant and equipment, net	38,023	42,194
Intangible assets, net	6,287	8,741
Goodwill	19,891	20,280
Deferred income taxes	11,124	7,515
Other noncurrent assets	869	544

Total assets	$192,827	$198,014

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligation	$7,035	$7,037
Line of credit	20,000	15,000
Accounts payable	18,603	27,126
Accrued expenses	23,713	10,471
Deferred revenue	7,196	7,901
Liabilities of discontinued operations	888	3,707
Total current liabilities	77,435	71,242

Long-term debt and capital lease obligation, less current portion	8,500	15,535

Total liabilities	85,935	86,777

Commitments and contingencies (See Note 19)

Stockholders' equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized, 36,565,474 and
35,662,318 shares issued and outstanding at December 29, 2007 and
December 30, 2006, respectively	366	357
Additional paid-in capital	115,884	108,769
Accumulated other comprehensive income	1,032	297
Retained earnings (accumulated deficit)	(10,390)	1,814
Total stockholders' equity	106,892	111,237

Total liabilities and stockholders' equity	$192,827	$198,014

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)

	Fiscal year ended
	December 29,	December 30,	December 31,
	2007	2006	2005

Revenue
Product	$215,875	$220,724	$210,613
Service and parts	38,968	44,970	48,521
Total revenue	254,843	265,694	259,134

Cost of revenue
Product	152,545	154,250	143,952
Service and parts	31,622	32,466	32,862
Total cost of revenue	184,167	186,716	176,814

Gross profit	70,676	78,978	82,320

Operating expenses
Research and development	6,217	6,409	7,335
Sales, marketing and customer support	39,870	39,970	40,241
General and administrative	34,211	19,938	20,970
Amortization of intangible assets	2,408	2,980	2,595
Restructuring and other charges	2,714	5,481	874
Total operating expenses	85,420	74,778	72,015

Operating income (loss)	(14,744)	4,200	10,305
Interest and other income (expense), net	(2,424)	(1,826)	(2,220)

Income (loss) from continuing operations before income taxes	(17,168)	2,374	8,085
Provision (benefit) for income taxes	(5,018)	(10,643)	1,164

Income (loss) from continuing operations	(12,150)	13,017	6,921
Loss from discontinued operations, net of income taxes	(54)	(3,273)	(835)

Net income (loss)	$(12,204)	$9,744	$6,086

Earnings (loss) per common share - basic
Income (loss) from continuing operations	$(0.34)	$0.36	$0.20
Loss from discontinued operations	(0.00)	(0.09)	(0.03)
	$(0.34)	$0.27	$0.17

Earnings (loss) per common share - diluted
Income (loss) from continuing operations	$(0.34)	$0.36	$0.19
Loss from discontinued operations	(0.00)	(0.09)	(0.02)
	$(0.34)	$0.27	$0.17

Weighted average shares outstanding
Weighted average shares outstanding - basic	36,199	35,565	35,153
Dilutive effect of stock options	-	291	419
Weighed average shares outstanding - diluted	36,199	35,856	35,572

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(in thousands)

				Accumulated	Retained
			Additional	other	earnings
	Common stock		paid-in	comprehensive	(accumulated
	Shares	Par value	capital	income (loss)	deficit)	Total

Balance at January 1, 2005	34,897	349	102,962	107	(14,016)	$89,402

Issuance of common stock	469	5	3,306	-	-	3,311
Foreign currency translation adjustments	-	-	-	(166)	-	(166)
Net income (loss)	-	-	-	-	6,086	6,086

Balance at December 31, 2005	35,366	354	106,268	(59)	(7,930)	98,633

Issuance of common stock	296	3	2,127	-	-	2,130
Foreign currency translation adjustments	-	-	-	356	-	356
Share based compensation under SFAS No. 123(R)	-	-	374	-	-	374
Net income (loss)	-	-	-	-	9,744	9,744

Balance at December 30, 2006	35,662	357	108,769	297	1,814	111,237

Issuance of common stock	903	9	3,126	-	-	3,135
Foreign currency translation adjustments	-	-	-	735	-	735
Share based compensation under SFAS No. 123(R)	-	-	3,989	-	-	3,989
Net income (loss)	-	-	-	-	(12,204)	(12,204)

Balance at December 29, 2007	36,565	$366	$115,884	$1,032	$(10,390)	$106,892

Comprehensive income (loss) is calculated as follows:
		Year ended
		December 29,	December 30,	December 31,
		2007	2006	2005

Net income (loss)		$(12,204)	$9,744	$6,086
Adjustments to accumulated other comprehensive income		735	356	(166)
Comprehensive income (loss)		$(11,469)	$10,100	$5,920

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal year ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Operating activities
Net income (loss)	$(12,204)	$9,744	$6,086
Add loss from discontinued operations	54	3,273	835
Income (loss) from continuing operations	(12,150)	13,017	6,921

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,959	6,964	8,132
Amortization of intangible assets	2,408	2,953	2,595
Restructuring and other charges	-	5,481	874
Provision for warranty costs	3,517	3,400	1,558
Provision for accounts receivable allowances	2,092	391	1,604
Stock compensation expense	3,989	374	148
Deferred income taxes	(6,187)	(11,677)	715
Loss on disposal of assets	572	72	153
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	7,690	(10,947)	(8,588)
Inventories	(3,039)	2,214	(7,707)
Other current assets	(2,066)	(1,445)	214
Other noncurrent assets	98	39	(43)
Accounts payable	(8,528)	9,163	7,516
Accrued expenses	7,482	(6,522)	(3,390)
Restructuring and other charges	2,714	-	-
Deferred revenue	(738)	(692)	(1,940)
Net cash provided by operating activities	4,813	12,785	8,762

Investing activities
Purchase of property, plant and equipment	(3,046)	(4,033)	(6,100)
Business acquisitions, net of cash acquired	(119)	(832)	(3,467)
Investment in patents and other intangible assets	(204)	(2,791)	(2,176)
Proceeds from the sale of long-lived assets	-	-	124
Net cash used in investing activities	(3,369)	(7,656)	(11,619)

Financing activities
Net proceeds from issuance of common stock	3,135	2,130	3,113
Repayments of term loan and capital lease	(7,037)	(7,035)	(5,503)
Net borrowings (repayments) under line of credit agreement	5,000	8,964	(786)
Net cash provided by (used in) financing activities	1,098	4,059	(3,176)

Cash provided by (used in) discontinued operations
Operating activities	434	(4,531)	2,968
Investing activities	-	(396)	(29)
Financing activities	-	-	-
Net cash provided by (used in) discontinued operations	434	(4,927)	2,939

Effect of exchange rate changes on cash and cash equivalents	824	(427)	(30)

Net increase (decrease) in cash and cash equivalents	3,800	3,834	(3,124)
Cash and cash equivalents, beginning of period	9,449	5,615	8,739
Cash and cash equivalents, end of period	$13,249	$9,449	$5,615

Supplemental disclosure of cash flow information
Cash paid for interest	$3,106	$2,364	$2,459
Cash paid for income taxes	$236	$1,252	$327

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

The Company has made certain organizational realignments in order to more closely align its financial reporting with its current business structure.   During December 2006, the Company terminated production in South Hadley, Massachusetts of Precision-branded analog plates used in newspaper applications (the “analog newspaper business”).  Accordingly, the financial results of the analog newspaper business are reported as discontinued operations.

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

The Company operates and reports on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. Accordingly, the  financial statements presented herein include the financial results for the 52-week fiscal year ended December 29, 2007 (“fiscal 2007”), the 52-week fiscal year ended December 30, 2006 (“fiscal 2006”) and the 52-week fiscal year ended December 31, 2005 (“fiscal 2005”).

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

OEMs - Product revenue and any related royalties for products sold to Original Equipment Manufacturers (“OEM”) are recognized at the time of shipment as installation is not required and title and risk of loss pass at shipment. OEM contracts do not generally include price protection or product return rights; however, the Company may elect, in certain circumstances, to accept returns of product.

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

Fair Value of Financial Instruments

The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.  The carrying amounts of the Company’s bank borrowings under its credit agreement, approximate fair value because the interest rates are based on floating rates identified by reference to market rates.  The carrying amount of the Company’s capital lease approximates fair value because the amount financed is equivalent to the fair value of the long-lived asset acquired in the transaction.  At both December 29, 2007 and December 30, 2006, the fair value of the Company’s long-term debt approximated carrying value.

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

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost and are depreciated using a straight-line method over their respective estimated useful lives.  Leasehold improvements are amortized over the shorter of the remaining term of the lease or the life of the related asset.  The estimated useful lives assigned to the Company’s other property, plant and equipment categories are as follows:

Buildings and improvements	25 – 30 years
Production equipment and other	5 – 10 years
Office furniture and equipment	3 – 7 years

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

At December 29, 2007 and December 30, 2006, the Company had recorded $0.5 million and $0.7 million, of costs related to patents and intellectual property not yet in service.

The Company amortizes license agreements and loan origination fees over the term of the respective agreement.

The amortizable lives of the Company’s other intangible assets are as follows:

Trade names	2 – 3 years
Customer relationships	10 years
Software licenses	3 years
Non-compete covenants	5 years

Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and identifiable intangible assets acquired.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized, but rather, is tested at least annually for impairment at the reporting unit level.  The Company has recorded goodwill aggregating $19.9 million and $20.3 million at December 29, 2007 and December 30, 2006, respectively, related to the ABDick and Precision acquisitions.

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

Claims and Litigation

The Company evaluates claims for damages and records its estimate of liabilities when such liabilities are considered probable and an amount or range can reasonably be estimated. Expected legal costs such as outside counsel fees and expenses are excluded in the estimates of claim liabilities and are accrued for separately as expenses are incurred.

Research and Development Costs

Research and development costs include payroll and related expenses for personnel, parts and supplies, and contracted services.  Research and development costs are charged to expense when incurred.

Advertising Costs

Advertising costs are expensed as incurred and are reported as a component of Sales, marketing and customer support expenses in the Company’s Consolidated Statements of Operations.  Advertising expenses were $1.5 million in fiscal 2007, $0.8 million in fiscal 2006 and $0.6 million in fiscal 2005.

Income Taxes

The process of accounting for income taxes involves calculating the current tax obligation or refund and assessing the nature and measurements of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences and net operating loss (“NOL”) and credit carryforwards, result in deferred tax assets and liabilities. In each period, the Company assesses the likelihood that the deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income in each jurisdiction. To the extent the Company believes that it would not meet the test that recovery is “more likely than not”, the Company would establish a valuation allowance. To the extent that a valuation allowance is established or changed in a period, the Company would adjust the tax provision or tax benefit in the consolidated statement of operations. The Company uses judgment to determine the provision or benefit for income taxes, including estimates associated with uncertain tax positions and any valuation allowance recorded against our deferred tax assets based on the weight of all positive and negative factors, including cumulative trends in profitability.

The Company has accumulated U.S. federal and state income tax NOL carryforwards, research and experimentation tax credit carryforwards and alternative minimum tax credit carryforwards. In the fourth quarter of 2006, the Company reversed the valuation allowance on a deferred tax asset on the balance sheet primarily representing NOLs from U.S. operations. Previously, the Company had recorded a valuation allowance against deferred tax assets on the balance sheet until it was “more likely than not” that the tax assets related to either U.S. or international operations would be realized.

The Company assesses the ability to utilize NOL and tax credit carryforwards in future periods and record any resulting adjustments that may be required to defer income tax expense. In addition, the Company reduces the deferred income tax asset for the benefits of NOL and tax credit carryforwards utilized currently. The future impact on net income may therefore be positive or negative, depending on the net result of such adjustments and charges.

Based upon a review of historical operating performance through 2007, and The Company expects that it will generate profits in the U.S. and international operations in the foreseeable future, and continue to believe it is more likely than not that the U.S. and international deferred tax assets will be fully realized.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value-based method of SFAS 123 to its awards for the purpose of recording expense for stock-based compensation in the period presented (in thousands, except per share data):

December 31, 2005

Net income, as reported	$6,086
Add: stock-based compensation expense recognized	148
Deduct: total stock-based employee compensation determined under the fair-value-based method for all awards, net of related tax effects	(4,011)
Pro forma net income	$2,223

Earnings per common share, as reported:
Basic	$0.17
Diluted	$0.17

Pro forma earnings per common share:
Basic	$0.06
Diluted	$0.06

The Company used the Black-Scholes valuation model to calculate the compensation expense related to rights to purchase shares of common stock under the Company’s 2002 Employee Stock Purchase Plan (the “ESPP”) and options to purchase common stock under the Company’s 2003 Stock Option and Incentive Plan (the “2003 Plan”) in fiscal 2006.  This is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.  For options to purchase common stock granted after the adoption of SFAS 123R, the Company is required to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS 123 permitted companies to record forfeitures based on actual forfeitures, which was Presstek’s historical policy under SFAS 123.  An estimated forfeiture rate is calculated based on then-current facts and circumstances at the time the Company grants options to purchase its common stock.  For further information regarding the assumptions used in determining stock-based compensation expense related to the Company’s ESPP and options to purchase common stock, see Note 15.

Comprehensive Income

Comprehensive income is comprised of net income, plus all changes in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including any foreign currency translation adjustments, unrealized gains and losses on marketable securities, or changes in derivative values.  These changes in equity are recorded as adjustments to Accumulated other comprehensive income in the Company’s Consolidated Financial Statements.  The primary components of Accumulated other comprehensive income are unrealized gains or losses on foreign currency translation.

Foreign Currency Translation

The Company’s foreign subsidiaries use the local currency as their functional currency.  Accordingly, assets and liabilities are translated into U.S. dollars at current rates of exchange in effect at the balance sheet date.  The resulting unrealized gains or losses are reported under the caption Accumulated other comprehensive income in the Company’s Consolidated Financial Statements.  Revenues and expenses from these subsidiaries are translated at average monthly exchange rates in effect for the periods in which the transactions occur.

Gains and losses arising from foreign currency transactions are reported as a component of Interest and other income (expense), net in the Company’s Consolidated Statements of Operations.

Derivatives

The Company entered into interest rate swap agreements with its lenders in October 2003, which were intended to protect the Company’s long-term debt against fluctuations in LIBOR rates.  Under the interest rate swaps LIBOR was set at a minimum of 1.15% and a maximum of 4.25%.  Because the interest rate swap agreement did not qualify as a hedge for accounting purposes under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and related amendments, including SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), the Company recorded a reduction to interest expense of $22,500, $40,000 and $28,000 in fiscal 2007, fiscal 2006 and fiscal 2005, respectively, to mark these interest rate swap agreements to market.  The adjustment to fair value of the interest rate swap agreement was recorded in other income (expense).

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

Approximately 1,922,000, 1,425,700 and 843,000 options to purchase common stock were excluded from the calculation of diluted earnings per share for fiscal 2007, fiscal 2006 and fiscal 2005, respectively, as their effect would be antidilutive.

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

In June 2007, the FASB also ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities ("EITF 07-3"). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted by the Company in the first quarter of fiscal 2008. The Company does not expect the adoption of EITF 07-3 to have a material effect on its consolidated results of operations and financial condition.

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

Also in December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160), which is effective for fiscal years beginning after December 15, 2008. This statement requires all entities to report non-controlling (minority) interests in subsidiaries in the same manner– as equity in the consolidated financial statements. This eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring that they be treated as equity transactions. The Company will be required to adopt the provisions of SFAS 160 in the first quarter of 2009 and is currently evaluating the impact of such adoption on its Consolidated Financial Statements.

3.  DISCONTINUED OPERATIONS

The Company accounts for its discontinued operations under the provisions of SFAS 144.  Accordingly, results of operations and the related charges for discontinued operations have been classified as “Loss from discontinued operations, net of income taxes” in the accompanying Consolidated Statements of Operations.  Assets and liabilities of discontinued operations have been reclassified and reflected on the accompanying Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations”.  For comparative purposes, all prior periods presented have been reclassified on a consistent basis.

Precision Lithograining Corp. – Analog Newspaper Business
During December 2006, the Company terminated production in South Hadley, Massachusetts of Precision-branded analog plates used in newspaper applications.

Results of operations of the discontinued analog newspaper business of Precision consist of the following (in thousands, except per-share data):

	December 29, 2007	December 30, 2006	December 31, 2005
Revenue	$196	$10,816	$15,006
Loss before income taxes	(108)	(2,267)	(825)
Provision (benefit) for income taxes	(54)	(771)	10
Loss from discontinued operations	(54)	(1,496)	(835)
Loss from disposal of discontinued operations, net of tax benefit of $915 for the year ended December 30, 2006	--	(1,777)	--
Net loss from discontinued operations	$(54)	$(3,273)	$(835)
Loss per diluted share	$(0.00)	$(0.09)	$(0.02)

As of December 30, 2006, and in accordance with SFAS 144 and SFAS 142, the Company reviewed the potential impairment of long-lived assets associated with the analog newspaper business and goodwill of the Precision reporting unit and determined that impairment charges aggregating $4.0 million were required.  Of this amount $2.8 million relates to the impairment of goodwill, $0.3 million relates to the acceleration of depreciation on fixed assets abandoned, $0.6 million relates to the acceleration of amortization on certain intangible assets and $0.3 million relates to the adjustment of inventory on hand to the lower of cost or market.  Impairment charges of the reporting unit goodwill resulting from the abandonment of the analog newspaper business are reflected within restructuring and other charges of continuing operations, and the remaining charges included in the loss from discontinued operations for fiscal 2006. There have been no further impairment charges incurred in fiscal 2007 relating to this matter.

Assets and liabilities of discontinued operations consist of the following (in thousands):

	December 29, 2007	December 30, 2006

Receivables, net	$15	$1,875
Inventories, net	--	1,446
Total current assets	$15	$3,321

Accounts payable	$189	$2,126
Accrued expenses	699	1,581
Total current liabilities	$888	$3,707

4.  ACCOUNTS RECEIVABLE, NET OF ALLOWANCES

The components of accounts receivable, net of allowances, are as follows (in thousands):

	December 29, 2007	December 30, 2006

Accounts receivable	$45,812	$56,152
Less allowances	(2,933)	(2,994)
	$42,879	$53,158

The activity related to the Company’s allowances for losses on accounts receivable for fiscal 2007, fiscal 2006 and fiscal 2005 is as follows (in thousands):

	Fiscal 2007	Fiscal 2006	Fiscal 2005

Balance at beginning of period	$2,994	$3,294	$4,304
Charged to costs and expenses	2,092	391	1,604
Charged to other accounts:
Purchase accounting adjustments	--	--	(30)
Deductions and write-offs	(2,153)	(691)	(2,584)
Balance at end of period	$2,933	$2,994	$3,294

5.  INVENTORIES, NET

The components of inventories, net are as follows (in thousands):

	December 29, 2007	December 30, 2006

Raw materials	$5,083	$3,434
Work in process	6,615	7,102
Finished goods	37,386	35,514
	$49,084	$46,050

6.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, net, are as follows (in thousands):

	December 29, 2007	December 30, 2006

Land and improvements	$2,286	$2,286
Buildings and leasehold improvements	29,968	29,428
Production and other equipment	57,197	56,462
Office furniture and equipment	7,615	7,263
Construction in process	2,930	1,886
Total property, plant and equipment, at cost	99,996	97,325
Accumulated depreciation and amortization	(61,973)	(55,131)
Net property, plant and equipment	$38,023	$42,194

Construction in process is primarily related to production equipment not yet placed into service.  The amount reported at December 29, 2007 includes $2.1 million related to a new service management system, which is in the implementation phase.  The Company is capitalizing all applicable costs in accordance with AICPA Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, and estimates that the total cost of implementation will approximate $2.5 million.

Property, plant and equipment at December 29, 2007 includes $110,000 in equipment and related accumulated depreciation of $77,000 associated with a capital lease.

The Company recorded depreciation expense of $7.0 million, $7.0 million and $8.1 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.  Under the Company’s financing arrangements (See Note 8), all property, plant and equipment is pledged as security.

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill are as follows (in thousands):

Balance at December 31, 2005	$23,089
Purchase accounting adjustments for prior period acquisitions	--
Impairment adjustments	(2,089)
Balance at December 30, 2006	$20,280
Purchase accounting adjustments for prior period acquisitions	(389)
Impairment adjustments	--
Balance at December 29, 2007	$19,891

The impairment of goodwill is discussed in detail in Note 3.

The components of the Company’s identifiable intangible assets are as follows (in thousands):

	December 29, 2007		December 30, 2006
	Cost	Accumulated amortization	Cost	Accumulated amortization

Patents and intellectual property	$11,038	$7,923	$11,277	$7,206
Trade names	2,360	2,360	2,360	1,776
Customer relationships	4,583	1,986	4,583	1,443
Software licenses	450	450	450	325
License agreements	750	296	750	169
Non-compete covenants	100	100	100	48
Loan origination fees	332	211	332	144
	$19,613	$13,326	$19,852	$11,111

The Company recorded amortization expense for its identifiable intangible assets of $2.4 million, $3.0 million and $2.6 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.  As of December 29, 2007, there was $0.5 million of patents not yet in service.  Estimated future amortization expense for the Company’s in-service patents and all other identifiable intangible assets recorded by the Company at December 29, 2007, are as follows (in thousands):

Fiscal 2008	$1,385
Fiscal 2009	1,251
Fiscal 2010	1,127
Fiscal 2011	838
Fiscal 2012	511
Thereafter	697

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

In connection with this transaction, the Company recorded $1.7 million and $0.1 million of patents and customer contracts, respectively, which are amortized over their estimated useful lives, which range from nine months to seven years.  These amounts are included in the tables above.  The value of the Assets, as well as the rights assigned under the Supply Contract, approximates the $1.8 million in Advances and Receivables.  As of December 29, 2007, these assets have a net book value of $1.1 million.

8.  FINANCING ARRANGEMENTS

The components of the Company’s outstanding borrowings are as follows (in thousands):

	December 29, 2007	December 30, 2006

Term loan	$15,500	$22,500
Line of credit	20,000	15,000
Capital lease	35	72
	35,535	37,572
Less current portion	(27,035)	(22,037)

Long-term debt	$8,500	$15,535

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

The Company entered into interest rate swap agreements with its lenders in October 2003, which were intended to protect the Company’s long-term debt against fluctuations in LIBOR rates.  Under the interest rate swaps LIBOR was set at a minimum of 1.15% and a maximum of 4.25%.  The Company recorded a reduction to interest expense of $22,500, $40,000 and $28,000 in fiscal 2007, fiscal 2006 and fiscal 2005, respectively, to mark these interest rate swap agreements to market.

The Facilities were used to partially finance the ABDick acquisition, and are available to the Company for working capital requirements, capital expenditures, business acquisitions and general corporate purposes.

At December 29, 2007 and December 30, 2006, the Company had outstanding balances on the Revolver of $20.0 million and $15.0 million, respectively, with interest rates of 7.5% and 7.1%, respectively.  At December 29, 2007, there were $1.3 million of outstanding letters of credit, thereby reducing the amount available under the Revolver to $23.7 million at that date.

The Term Loan required an initial principal payment of $0.25 million on March 31, 2005, and requires subsequent quarterly principal payments of $1.75 million, with a final settlement of all remaining principal and unpaid interest on November 4, 2009.  At December 29, 2007 and December 30, 2006, outstanding balances under the Term Loan were $15.5 million and $22.5 million, respectively, with interest rates of 7.5% and 7.1%, respectively.

On November 23, 2005, the Company acquired equipment of $110,000 qualifying for capital lease treatment under Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases (“SFAS 13”).  The lease has a three-year term and expires in November 2008, at which time the Company may purchase the system for a minimal amount.  The lease carries an interest rate of 6.95% per year.  The equipment is reflected in property, plant and equipment and the current and long-term principal amounts of the lease obligation are included as components of current portion of long-term debt and capital lease obligation and long-term debt and capital lease obligation in the Company’s Consolidated Balance Sheets at December 29, 2007 and December 30, 2006.

The Company’s Revolver and Term Loan principal and capital lease repayment commitments are as follows (in thousands):

2008	$27,035
2009	8,500

The weighted average interest rate on the Company’s short-term borrowings was 7.6% at December 29, 2007.

Under the terms of the Revolver and Term Loan, the Company is required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA (earnings before interest, taxes, depreciation, amortization and restructuring and other charges) and minimum fixed charge coverage covenants.  At December 29, 2007, the Company was in compliance with all financial covenants.   Due to delays in reporting financial statements for the period ended December 29, 2007 to its lenders, the Company amended the terms of the Revolver and Term Loan with the lenders to provide that annual financial statements could be delivered to the lenders on or before April 30, 2008.
9.  ACCRUED EXPENSES

The components of the Company’s accrued expenses are as follows (in thousands):

	December 29, 2007	December 30, 2006

Accrued payroll and employee benefits	$5,809	$5,642
Accrued warranty	3,534	1,729
Accrued integration costs	--	511
Accrued restructuring and other charges	1,592	233
Accrued royalties	432	276
Accrued income taxes	569	--
Accrued legal	5,815	284
Accrued professional fees	2,545	306
Other	3,417	1,490
	$23,713	$10,471

10.  ACCRUED WARRANTY AND DEFERRED REVENUES

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

Product warranty activity in fiscal 2007, fiscal 2006 and fiscal 2005 is as follows (in thousands):

	Fiscal 2007	Fiscal 2006	Fiscal 2005

Balance at beginning of year	$1,729	$1,481	$1,466
Accruals for warranties	3,517	3,400	1,558
Utilization of accrual for warranty costs	(1,712)	(3,152)	(1,543)
Balance at end of year	$3,534	$1,729	$1,481

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

The components of deferred revenue are as follows (in thousands):

	December 29, 2007	December 30, 2006

Deferred service revenue	$6,718	$7,505
Deferred product revenue	478	396
	$7,196	$7,901

11.  RESTRUCTURING AND OTHER CHARGES

A summary of restructuring and other charges follows (in thousands):

	December 29, 2007	December 30, 2006	December 31, 2005

Asset impairment – goodwill	$--	$2,809	$--
Impairment of intangible assets - patent defense costs	--	2,297	--
Impairment of other assets	--	260	--
Severance and fringe benefits	1,210	115	592
Executive contractual obligations	1,466	--	282
Other exit costs	38	--	--
Total net restructuring and other charges	$2,714	$5,481	$874

In the third quarter of fiscal 2007, the Company commenced the consolidation of the Canadian back-office operations and certain Des Plaines, Illinois activities into its Hudson, New Hampshire operations as part of its Business Improvement Plan (“BIP”).  In the fourth quarter of fiscal 2007 the Company acted on several other projects within the BIP which resulted in a 10% reduction of headcount and consolidation of several other distribution centers.   These projects, as part of the BIP, include restructuring costs relating to severance, operating lease run-out and inventory consolidation.  It is estimated that the Company will incur approximately $2.2 million to $3.0 million of restructuring charges in future periods related to these projects.  All costs relating to these projects are expected to be incurred by the end of fiscal 2008. During the year ended December 29, 2007, the Company recognized $2.7 million in restructuring and other charges related to severance and separation costs under employment contracts of former executives and restructuring activities in our Canadian, U.S. and European operations and costs to consolidate facilities.

In connection with the Company’s 2006 restructuring of the analog newspaper business of Precision Lithograining, as more fully described in Note 3, an impairment review of the Precision reporting unit goodwill was completed using a fair value test and charges totaling $2.8 million were recognized in the accompanying Statement of Operations in fiscal 2006.

Impairment of intangible assets for patent defense costs associated with the Creo/Kodak matter (see Note 19) totaling $2.3 million were recognized as expense in fiscal 2006 as the Company determined that the future economic benefits of the patent were not assured of being increased.

Impairment of other assets of $0.3 million was recognized in fiscal 2006 as the Company determined that rights acquired under a product technology arrangement were impaired due to commercialization uncertainty.  An additional $0.2 million of G&A expense was recorded in fiscal 2007 as the final liability under the contract termination.

In 2006, the Company also recognized charges of $0.5 million primarily for severance costs related to workforce reductions and merger-related professional fees.  In addition, the reduction of approximately $0.4 million of previously established accruals at the Presstek segment were recorded in income in 2006 due mainly to changes in the scope of previously announced severance programs.

In 2005, the Company recognized charges of approximately $1.0 million related to severance costs, executive and other contractual obligations, and a settlement with previously terminated employees in the Presstek business segment.  Also, in 2005 approximately $0.1 million of previously established accruals at the Presstek segment were returned to income due mainly to changes in the scope of previously announced severance programs.  The Company accrued for severance and fringe benefit costs relating to the elimination of 14 positions, comprised of five technical and customer support positions, five manufacturing positions and four management and support positions.  This accrual has been fully utilized in fiscal 2006.

The activity for fiscal 2007, fiscal 2006 and fiscal 2005 related to the Company’s restructuring and other expense accruals is as follows (in thousands):

	Fiscal 2007 Activity
	Balance December 30, 2006	Charged to Expense	Reversals	Utilization	Balance December 29, 2007

Executive contractual obligations	$--	$1,466	$--	(562)	904
Severance and fringe benefits	233	1,210	--	(755)	688
Other exit costs	--	38	--	(38)	--
	$233	$2,714	$--	$(1,355)	$1,592

	Fiscal 2006 Activity
	Balance December 31, 2005	Charged to Expense	Reversals	Utilization	Balance December 30, 2006

Severance and fringe benefits	482	324	(390)	(183)	233
	$482	$324	$(390)	$(183)	$233

	Fiscal 2005 Activity
	Balance January 1, 2005	Charged to Expense	Reversals	Utilization	Balance December 31, 2005

Executive contractual obligations	$154	$282	$--	$(436)	$--
Severance and fringe benefits	--	700	(108)	(110)	482
	$154	$982	$(108)	$(546)	$482

The Company anticipates that payments related to the above restructuring actions will be completed in 2008.

12.  INTEREST AND OTHER INCOME AND EXPENSE

The components of Interest and other income (expense), net, in the Company’s Consolidated Statements of Income are as follows (in thousands):

	Fiscal 2007	Fiscal 2006	Fiscal 2005

Interest expense	$(3,282)	$(2,364)	$(2,459)
Interest income	105	119	130
Other income (expense), net	753	419	109
	$(2,424)	$(1,826)	$(2,220)

In the third quarter of fiscal 2006, the Company received certain unclaimed funds from the former ABDick estate and settled various other open items with the ABDick estate, realizing a net gain of $0.3 million after legal costs.  This gain is included in Other income (expense), net, in the table above for fiscal 2006.  The amount reported as Other income (expense), net, for fiscal 2007 and fiscal 2006 also includes $0.5 million and $0.2 million, respectively, for gains on foreign currency transactions.

13.  INCOME TAXES

For the fiscal years ended December 29, 2007, December 30, 2006, and December 31, 2005, income (loss) before income taxes from continuing operations includes the following components (in thousands):

	Fiscal 2007	Fiscal 2006	Fiscal 2005

U.S.	$(18,823)	$3,198	$7,603
Foreign	1,655	(824)	482
	$(17,168)	$2,374	$8,085

For the fiscal years ended December 29, 2007, December 30, 2006, and December 31, 2005, the components of provision (benefit) for income taxes from continuing operations were as follows (in thousands):

	Fiscal 2007	Fiscal 2006	Fiscal 2005

Current:
Federal	$138	$129	$175
State	456	545	176
Foreign	507	37	218
	$1,101	$711	$569

Deferred:
Federal	(5,382)	(10,274)	475
State	(737)	(802)	120
Foreign	--	(278)	--
	(6,119)	(11,354)	595
Provision (benefit) for income taxes	$(5,018)	$(10,643)	$1,164

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005

Federal statutory tax rate	34.0%	34.0%	34.0%
Nondeductible Officer’s compensation	(3.8)	--	--
State tax, net of federal benefit	1.1	(7.2)	3.6
Alternative minimum tax	--	--	2.2
Other	(2.1)	(2.5)	0.7
Change in valuation allowance	--	(472.6)	(26.1)
	29.2%	(448.3)%	14.4%

In fiscal 2007, the Company  recognized  a tax benefit of approximately $0.1 million associated with the loss from discontinued operations.

Deferred Income Taxes

Deferred income taxes result from net operating loss carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes.

Principal components of deferred income taxes as of December 29, 2007, December 30, 2006, and December 31, 2005 were (in thousands):

	December 29, 2007	December 30, 2006	December 31, 2005

Deferred tax assets
Net operating loss carryforwards	$7,439	$5,751	$26,500
Tax credits	3,875	3,757	5,300
Warranty provisions, litigation and other accruals	6,940	4,162	5,900
Accumulated depreciation and amortization	712	--	--
Gross deferred tax assets	18,966	13,670	37,700
Valuation allowance	(250)	(261)	(35,700)
Total assets	18,716	13,409	2,000

Deferred tax liabilities
Amortizable and depreciable assets	(852)	(136)	(715)
Accumulated depreciation and amortization	--	(1,596)	(2,000)
Total liabilities	(852)	(1,732)	(2,715)

Net deferred tax assets (liabilities)	$17,864	$11,677	$(715)

On December 30, 2006, the Company recognized through its tax provision, a $11.2 million reversal of its U.S. deferred tax asset valuation allowance.  In assessing the ability to realize its deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized based on available positive and negative evidence. The Company considered historical book income, the scheduled reversal of deferred tax liabilities, and projected future book and taxable income in making this assessment. Based upon a detailed analysis of historical and expected book and taxable income, the Company determined that it is more likely than not that certain U.S. deferred tax assets for which a valuation allowance had been previously recorded will be realized in the future. The valuation allowance of $0.3 million as of December 29, 2007 relates to certain federal research and development credit carryforwards for which the Company has determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should continue to be maintained.

At December 29, 2007, the Company had federal net operating loss carryforwards of approximately $83.2 million which will expire from 2012 to 2027.  Approximately $61.5 million of our net operating loss carryforwards was generated from excess tax deductions from stock-based compensation, the tax benefit of which (approximately $24.6 million) will be credited to additional paid-in-capital when the deductions reduce current taxes payable.  Upon the adoption of FAS 123(R), the Company netted its deferred tax asset and the related valuation allowance for the net operating loss carryforward generated from excess tax deductions from stock-based compensation.

At December 29, 2007 the Company had federal research and development credit carryforwards of approximately $3.4 million. The net operating loss and credit carryforwards will expire at various dates through 2022, if not utilized.

The Company’s ability to utilize its net operating loss and credit carryforwards may be limited in the future if the company experiences an ownership change, as defined by the Internal Revenue Code.  An ownership change occurs when the ownership percentage of 5% or greater stockholders changes by more than 50% over a three year period.

The cumulative amount of undistributed earnings of foreign subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $0.3 million at December 29, 2007.

On December 31, 2006, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations. Our unrecognized tax benefits at December 29, 2007 related to various foreign jurisdictions and U.S. tax credits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 30, 2006	$1,800
Increases related to prior year tax positions	400
Decreases related to prior year tax positions	(400)
Balance at December 29, 2007	$1,800

The entire $1.8 million of unrecognized tax benefits at December 29, 2007 would reduce income tax expense if ultimately recognized. We do not expect any significant increases or decreases to our unrecognized tax benefits within 12 months of this reporting date. Subsequent to adoption, interest and penalties incurred associated with unresolved income tax positions will be included in income tax expense. Accrued interest and penalties are insignificant.

We conduct business globally and, as a result, file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by tax authorities throughout the world, including such major jurisdictions as the U.S., United Kingdom and Canada. We are subject to U.S. federal, state and local, or non-U.S. income tax examinations for years after 2003. However, carryforward attributes that were generated prior to 2003 may still be adjusted by a taxing authority upon examination if the attributes have been or will be used in a future period.

14.  PREFERRED STOCK

The Company’s certificate of incorporation empowers the Board of Directors, without stockholder approval, to issue up to 1,000,000 shares of $0.01 par value preferred stock, with dividend, liquidation, conversion and voting or other rights to be determined upon issuance by the Board of Directors.  No preferred stock has been issued to date.

15.  STOCK-BASED COMPENSATION PLANS

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

Stock Incentive Plans

The 1998 Stock Incentive Plan (the “1998 Incentive Plan”) provides for the award of stock options, restricted stock, deferred stock, and other stock based awards to officers, directors, employees, and other key persons (collectively “awards”).  A total of 3,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan.  Any future options granted under the 1998 Incentive Plan will become exercisable upon the earlier of a date set by the Board of Directors or Committee at the time of grant or the close of business on the day before the tenth anniversary of the stock options’ date of grant.  Any future options granted as incentive stock options, or ISO’s, become exercisable the day before the fifth anniversary of the date of grant.  At December 29, 2007, there were 484,725 options outstanding and 1,565,475 shares available for future grants under the 1998 Incentive Plan.  The options will expire at various dates as prescribed by the individual option grants.  This plan expired on April 6, 2008 and therefore no options will be granted under this plan after this date.

The 2003 Stock Option and Incentive Plan (the “2003 Plan”) provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including those directors who are not an employee or officer of the Company, such directors being referred to as Non-Employee Directors), consultants and advisors of the Company and its subsidiaries.  The 2003 Plan provides for an automatic annual grant of 7,500 stock options to all active Non-Employee Directors.  A total of 2,000,000 shares of common stock, subject to anti-dilution adjustments, has been reserved under this plan.  Any future options granted under the 2003 Plan will become exercisable at such times and subject to such terms and conditions as the Board of Directors or Committee may specify at the time of each grant.  At December 29, 2007, there were 1,801,400 options outstanding and 128,200 shares available for future grants under the 2003 Plan.  The options will expire at various dates as prescribed by the individual option grants.

The Company had previously adopted equity incentive plans that had expired as of December 29, 2007 and, accordingly, no future grants may be issued under these plans.  These plans include the 1991 Stock Option Plan (the “1991 Plan”), which expired on August 18, 2001; the 1994 Stock Option Plan (the “1994 Plan”), which expired on April 8, 2004; and the 1997 Interim Stock Option Plan (the “1997 Plan”), which expired on September 22, 2002.  At December 29, 2007 there were 35,900 options outstanding under the 1991 Plan, 426,367 options outstanding under the 1994 Plan and 55,675 options outstanding under the 1997 Plan.

Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan (the “ESPP”) is designed to provide eligible employees of the Company and its participating U.S subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions.  The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three-month offering period, whichever is lower.  All employees of the company or participating subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the Company’s common stock are eligible to participate in the ESPP.  A total of 950,000 shares of the Company’s common stock, subject to adjustment, have been reserved for issuance under this plan.  In fiscal 2007, fiscal 2006 and fiscal 2005, approximately 65,700, 57,000 and 36,000 shares were issued, respectively, under the ESPP.  The 2007, 2006 and 2005 amounts include approximately 16,000, 16,000 and 8,600 shares in transit at December 29, 2007, December 30, 2006 and December 31, 2005, respectively.  These shares were issued on December 31, 2007, January 2, 2007 and January 2, 2006, respectively.  At December 29, 2007, there were approximately 703,000 shares available for issuance under this plan.

Director Stock Option Plan (expired December 31, 2003)

The Company’s Non-Employee Director Stock Option Plan (the “Director Plan”) provided for the issuance of options to purchase 5,000 shares of the Company’s common stock upon being named a Director of the Company and the automatic issuance, in January of each year, of options to purchase 2,500 shares of the Company’s common stock, to each non-employee Director of the Company, with exercise prices equal to the fair market value of the stock at the date of grant.  Options granted under this plan became exercisable one year from the date of grant and will terminate five years from the date of grant.  At December 29, 2007, there were 12,500 options outstanding under the Director Plan.  This Plan expired on December 31, 2003 and, accordingly, no future grants may be issued under this plan.

Non-Plan Options

In fiscal 2007, the Company granted 300,000 shares of restricted stock and 1,000,000 stock options to its President and Chief Executive Officer (“CEO”) under a non-plan, non-qualified stock option agreement. The award of restricted stock vested on May 10, 2007, the effective date of the CEO’s employment agreement with the Company, but is subject to a one-year holding period as defined in Rule 144 of the U.S. Securities and Exchange Commission (“Rule 144”).  The award of stock options vests 20% on the date of grant, and an additional 20% will vest on each of January 1, 2008, 2009, 2010 and 2011.  Each portion of the option that vests will remain exercisable for five years after the applicable vesting date. As of December 29, 2007, 1,000,000 options remain outstanding.

Valuation Assumptions

The fair value of the rights to purchase shares of common stock under the Company’s ESPP was estimated on the commencement date of the offering period using the Black-Scholes valuation model with the following assumptions:

Stock purchase right assumptions	Fiscal 2007	Fiscal 2006

Risk-free interest rate	4.03%	4.74%
Volatility	51.77%	52.05%
Expected life (in years)	0.25	0.25
Dividend yield	--	--

Based on the above assumptions, the weighted average fair value of the stock purchase rights under the Company’s ESPP for fiscal 2007 and 2006 was $1.30 and $1.34, respectively.

The fair value of the options to purchase common stock granted in fiscal 2007 and 2006 under the 2003 Plan and 1998 Plan was estimated on the respective grant dates using the Black-Scholes valuation model with the following assumptions:

Stock option assumptions	Fiscal 2007	Fiscal 2006

Risk-free interest rate	4.25%	5.05%
Volatility	60.97%	57.16%
Expected life (in years)	5.56	4.51
Dividend yield	--	--

Based on the above assumptions, the weighted average fair value of the options to purchase shares of the Company’s common stock granted in fiscal 2007 and 2006 under the 2003 Plan was $3.72 and $4.62, respectively.  The weighted average fair value of the options to purchase share of the Company’s common stock granted in fiscal 2007 under the 1998 Plan was $3.35.

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

Fiscal
2007

Risk-free interest rate	4.9%
Volatility	50.0%
Expected life (in years)	1.0
Dividend yield	--

The fair value of the options to purchase shares of common stock under the non-plan, non-qualified stock option agreement with the Company’s President and CEO granted in the second quarter of fiscal 2007 was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

Fiscal
2007

Risk-free interest rate	4.3%
Volatility	48.0%
Expected life (in years)	4.1
Dividend yield	--

Based on the above assumptions, for the twelve months ended December 29, 2007 the weighted average fair value of each option to purchase a share of the Company’s common stock under the non-plan, non-qualified stock option agreement with the Company’s President and CEO granted in the second quarter of fiscal 2007 was $2.58.

The weighted average fair values of options to purchase common stock granted and stock purchase rights granted under the ESPP in fiscal 2005 was $4.66.  The fair value of each option to purchase common stock is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

Fiscal 2005

Risk-free interest rate	4.55%
Volatility	55.05%
Expected option life (in years)	4.27
Dividend yield	--

Expected volatilities are based on historical volatilities of Presstek’s common stock.  The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, the Company’s historical exercise patterns and the ESPP purchase period.  The risk-free rate is based on the U.S. Treasury STRIPS (Separate Trading of Registered Interest and Principal of Securities) rate for the period corresponding to the expected life of the options or ESPP purchase period.  The expense calculated using the Black-Scholes method is recognized on a straight line basis over the term of the service period.  Stock-based compensation associated with stock option grants to all officers, directors, and employees is included as a component of “General and administrative expense” in the Company’s Consolidated Statements of Operations.  Stock based compensation expense for the twelve months ended December 29, 2007 and December 30, 2006 is as follows (in thousands):

	Twelve months ended
Stock option plan	December 29, 2007	December 30, 2006

2003 Plan	$1,379	$268
1998 Plan	7	--
ESPP	71	106
Restricted Stock	1,500	--
Non-plan, non-qualified	1,032	--

Total	$3,989	$374

As of December 29, 2007, there was $3.6 million of unrecognized compensation expense related to stock option grants.  The weighted average period over which the remaining unrecognized compensation expense will be recognized is 2.6 years.

Stock option activity for fiscal 2005, 2006 and 2007 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value

Outstanding at January 1, 2005	2,753,226	$8.57
Granted	1,104,667	$8.83
Exercised	(477,654)	$6.51
Canceled/expired	(278,764)	$9.92
Outstanding at December 31, 2005	3,101,475	$8.86
Granted	143,333	$9.12
Exercised	(246,883)	$6.82
Canceled/expired	(41,575)	$11.30
Outstanding at December 30, 2006	2,956,350	$9.01
Granted	2,203,333	$5.40
Exercised	(836,950)	$3.36
Canceled/expired	(506,166)	$8.29
Outstanding at December 29, 2007	3,816,567	$8.26	6.08 years	$ 0.1 million
Exercisable at December 29, 2007	2,203,650	$9.71	4.79 years	$ 0.1 million

The total intrinsic value of stock options exercised during fiscal 2007, fiscal 2006 and fiscal 2005 was $0.8 million, $1.1 million and $1.9 million, respectively.

The following table summarizes information about stock options outstanding at December 29, 2007:

			Outstanding			Exercisable
Range of exercise prices			Shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Shares	Weighted average exercise price
$0.00	-	$2.88	12,500	4.66	$2.88	12,500	$2.88
$2.89	-	$5.22	86,667	4.49	4.40	86,667	4.40
$5.23	-	$6.00	120,500	6.55	5.80	20,500	5.90
$6.01	-	$6.75	1,766,400	7.15	6.17	381,816	6.18
$6.76	-	$8.00	309,925	6.51	7.56	181,592	7.39
$8.01	-	$10.00	765,775	6.91	8.99	765,775	8.99
$10.01	-	$15.00	546,800	2.80	12.65	546,800	12.65
$15.01	-	$23.00	208,000	2.36	16.12	208,000	16.12
$0.00	-	$23.00	3,816,567	6.08	$8.26	2,203,650	$9.71

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

Stock option activity under the Lasertel Plan is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value

Outstanding at January 1, 2005	243,700	$0.21
Granted	15,000	$0.15
Exercised	(250)	$0.15
Canceled/expired	(8,376)	$0.60
Outstanding at December 31, 2005	250,074	$0.20
Granted	--	$--
Exercised	--	$--
Canceled/expired	(12,874)	$0.15
Outstanding at December 30, 2006	237,200	$0.20
Granted	--	$--
Exercised	--	$--
Canceled/expired	(72,550)	$0.17
Outstanding and exercisable at December 29, 2007	164,650	$0.21	4.4 years	$0.03 million

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

Selected operating results information for each business segment are as follows (in thousands):

	Fiscal 2007	Fiscal 2006	Fiscal 2005

Revenue
Presstek	$246,573	$258,936	$255,344
Lasertel	12,495	11,469	7,760
Total revenue, including inter-segment	259,068	270,405	263,104
Inter-segment revenue	(4,225)	(4,711)	(3,970)
	$254,843	$265,694	$259,134

Revenues from external customers
Presstek	$246,573	$258,936	$255,344
Lasertel	8,270	6,758	3,790
	$254,843	$265,694	$259,134

Operating income (loss)
Presstek	$(12,990)	$5,310	$13,965
Lasertel	(1,754)	(1,110)	(3,660)
	$(14,744)	$4,200	$10,305

Depreciation and amortization
Presstek	$7,732	$8,288	$8,374
Lasertel	1,635	1,629	2,353
	$9,367	$9,917	$10,727

Capital expenditures and other additions to property, plant and equipment
Presstek
Capital expenditures	$2,514	$3,391	$3,416
Equipment obtained under capital lease	--	--	110
Total Presstek	2,514	3,391	3,526
Lasertel	532	642	2,684
	$3,046	$4,033	$6,210

Intersegment revenues and costs, which originate from the purchase of goods by the Presstek segment that are manufactured by the Lasertel segment, are eliminated from each segment prior to review of segment results by the Company’s management.  Accordingly, the amounts of intersegment revenues allocable to each individual segment have been excluded from the table above.

Asset information for the Company’s business segments is as follows (in thousands):

	December 29, 2007	December 30, 2006

Presstek	$180,023	$184,510
Lasertel	12,804	13,504
	$192,827	$198,014

The Company’s classification of revenue by geographic area is determined by the location of the Company’s customer.  The following table summarizes revenue information by geographic area (in thousands):

	Fiscal 2007	Fiscal 2006	Fiscal 2005

United States	$153,888	$173,585	$159,907
United Kingdom	29,074	29,744	34,726
Canada	15,410	14,699	14,543
Germany	6,284	8,775	13,138
Japan	5,694	6,168	8,096
All other	44,493	32,723	28,724
	$254,843	$265,694	$259,134

The Company’s long-lived assets by geographic area are as follows (in thousands):

	December 29, 2007	December 30, 2006

United States	$77,872	$78,077
United Kingdom	752	894
Canada	220	303
	$78,844	$79,274

17.  MAJOR CUSTOMERS

No customer accounted for greater than 10% of revenue in either fiscal 2007, fiscal 2006 or fiscal 2005, or greater than 10% of the Company’s accounts receivable balance at either December 29, 2007 or December 30, 2006.

18.  RELATED PARTIES

The Company engages the services of Amster, Rothstein & Ebenstein, a law firm of which a member of the Company’s Board of Directors is a partner.  Expenses incurred for services from this law firm were $1.1 million, $2.4 million and $0.6 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

19.  COMMITMENTS AND CONTINGENCIES

Commitments

The Company conducts operations in certain facilities under long-term operating leases.  The Company also leases certain office and other equipment for use in its operations.  These leases expire at various dates through 2010, with various options to renew as negotiated between the Company and its landlords.  It is expected that in the normal course of business, leases that expire will be renewed or replaced.  Rent expense under these leases was $1.9 million in fiscal 2007, $1.7 million in fiscal 2006 and $4.2 million in fiscal 2005.

The Company’s obligations under its non-cancelable operating leases at December 29, 2007 were as follows (in thousands):

Fiscal 2008	$2,386
Fiscal 2009	1,608
Fiscal 2010	1,052
Fiscal 2011	626
Fiscal 2012	642
Thereafter	107

The Company entered into an agreement in fiscal 2000 with Fuji Photo Film Co., Ltd. (“Fuji”), whereby minimum royalty payments to Fuji are required based on specified sales volumes of the Company’s A3 format size four-color sheet-fed press.  The agreement provides for total royalty payments to be no less than $6 million and not greater than $14 million over the life of the agreement.  As of December 29, 2007, the Company had paid Fuji $7.8 million under the agreement.  The Company’s maximum remaining liability under the royalty agreement at December 29, 2007, was $6.2 million.

Contingencies

On October 30, 2006, a chemical was released from a mixing tank into a holding pool at our manufacturing plant in South Hadley, Massachusetts, which caused us to temporarily cease digital and analog aluminum plate manufacturing operations at this location.  The chemical release was contained on-site, there were no reported injuries, neighboring properties were not damaged and there were no requirements for soil or groundwater remediation.  On December 28, 2006, the Audit Committee of the Board of Directors ratified a plan to discontinue newspaper application analog plate production at the facility.  Expenses associated with and amounts accrued for this incident as of December 29, 2007 are reflected in the financial results of discontinued operations (see Note 3).  It is possible that costs in excess of amounts accrued may be incurred.

The Company has change of control agreements with certain of its employees that provide them with benefits should their employment with the Company be terminated other than for cause or their disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time from the date of any change of control of the Company.

From time to time the Company has engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party.  In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations.  In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease.  In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”).  Generally, the Company’s liability for these recourse agreements is limited to 9.5% of the amount outstanding.  The maximum amount for which the Company was liable to the financial institution for the shortfall payment was approximately $1.3 million at December 29, 2007.

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

In March 2005, the Company filed an action against Creo, Inc. (subsequently acquired by Kodak) in the U.S. District for the District of New Hampshire for patent infringement.  In this action, the Company alleges that Creo has distributed a product that violates a Presstek U.S. Patent.  The Company is seeking an order from the court that Creo refrain from offering the infringing product for sale, from using the infringing material or introducing it for the named purposes, or from possessing such infringing material, and for the payment of damages associated with the infringement.  A trial is scheduled for the fall of 2008.

In August 2007, an Arbitrator from the International Centre for Dispute Resolution issued a partial award against the Company and in favor of Reda National Company (“Reda”), a former Company distributor operating in the Middle East.  Reda claims that the Company breached an exclusive distributor agreement by entering into a distribution agreement with another party covering the same territory assigned to Reda.  Reda has claimed damages totaling approximately $9.7 million.  In the partial award the Arbitrator found that the Company had breached its agreement with Reda and found the Company liable to Reda for arbitration costs, attorneys’ fees, and incidental expenses incurred by Reda in connection with the arbitration.    The Arbitrator also ordered that a further hearing to determine additional damages, if any, would be scheduled.  The damages hearing was held in December 2007 and the parties are awaiting the findings of the Arbitrator.  The Company believes that it has meritorious defenses to Reda’s damages claim and has vigorously contested the claim.

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

20.  QUARTERLY RESULTS (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter (2)	Fourth Quarter (3)(4)(5)(6)
(in thousands, except per-share data)
Fiscal 2007
Revenue	$65,152	$68,751	$59,612	$61,328
Gross profit	$18,508	$18,597	$14,756	$18,815
Income (loss) from continuing operations	(866)	(4,854)	(3,626)	(2,804)
Income (loss) from discontinued operations	(112)	24	10	24
Net income (loss)	$(978)	$(4,830)	$(3,616)	$(2,780)
Earnings (loss) per share from continuing operations - basic	(0.03)	(0.13)	(0.10)	(0.08)
Earnings (loss) per share from discontinued operations – basic	(0.00)	(0.00)	(0.00)	(0.00)
Earnings (loss) per share – basic (1)	$(0.03)	$(0.13)	$(0.10)	$(0.08)
Earnings (loss) per share from continuing operations – diluted	(0.03)	(0.13)	(0.10)	(0.08)
Earnings (loss) per share from discontinued operations – diluted	(0.00)	(0.00)	(0.00)	(0.00)
Earnings (loss) per share – diluted (1)	$(0.03)	$(0.13)	$(0.10)	$(0.08)

Fiscal 2006
Revenue	$67,327	$70,882	$61,419	$66,066
Gross profit	$20,785	$20,763	$18,044	$19,386
Income (loss) from continuing operations	2,978	2,579	(40)	7,500
Income (loss) from discontinued operations	(254)	167	(383)	(2,803)
Net income (loss)	$2,724	$2,746	$(423)	$4,697
Earnings (loss) per share from continuing operations - basic	0.09	0.07	0.00	0.21
Earnings (loss) per share from discontinued operations – basic	(0.01)	0.01	(0.01)	(0.08)
Earnings (loss) per share – basic (1)	$0.08	$0.08	$(0.01)	$0.13
Earnings (loss) per share from continuing operations – diluted	0.09	0.07	0.00	0.21
Earnings (loss) per share from discontinued operations – diluted	(0.01)	0.01	(0.01)	(0.08)
Earnings (loss) per share – diluted (1)	$0.08	$0.08	$(0.01)	$0.13
(1) Income (loss) per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly income (loss) per share may not equal the total computed for the year.

 (2)  In the third quarter of fiscal 2007, the Company identified revenue transactions totaling $1.5 million that were incorrectly recorded in prior periods.  A determination was made that these errors were not material to prior periods or the current period and a correction was made by reducing revenue by $1.5 million and reducing gross profit by $0.2 million in the third quarter.

(3) In the fourth quarter of fiscal 2006, the Company recognized an expense of $2.8 million associated with the impairment of goodwill as a result of applying SFAS 144 and 142.

 (4)  In the fourth quarter of fiscal 2006, the Company recorded an expense of $2.3 million relating to the impairment of intangible assets relating to patent defense costs as the Company determined that the future economic benefits of the patent were not assured of being increased.

(5) In the fourth quarter of fiscal 2007, the Company recorded $2.5 million of legal expenses relating to pending and threatened litigation.
(6) In the fourth quarter of fiscal 2007, the Company recorded approximately $1.7 million of accounting fees related primarily to the fiscal 2007 audit and European review.

PRESSTEK, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at	Charged to	Charged to		Deductions	Balance at
	beginning	costs and	other		and	end
	of period	expenses	accounts		write-offs	of period

Allowance for losses on accounts receivable
Fiscal year
2007	$2,994	$2,092	$-		$(2,153)	$2,933
2006	$3,294	$391	$-		$(691)	$2,994
2005	$4,304	$1,604	$(30)	(1)	$(2,584)	$3,294

Reserves for excess and obsolete inventory
Fiscal year
2007	$13,995	$5,216	$-		$(5,593)	$13,618
2006	$16,507	$1,346	$-		$(3,858)	$13,995
2005	$17,707	$2,912	$(3,074)	(1)	$(1,038)	$16,507

(1) Purchase accounting adjustments

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of December 29, 2007, the Company’s disclosure controls and procedures were not effective because of the material weaknesses identified as of such date discussed below.  Notwithstanding the existence of the material weaknesses described below, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

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

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2007, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis.  In its assessment of the effectiveness in internal control over financial reporting as of December 29, 2007, the Company determined that there were control deficiencies that constituted the following material weaknesses, as described below.

Significant or Non-Routine Transactions

The Company did not maintain a sufficient complement of personnel with the appropriate level of accounting knowledge, experience, and training in the application of U.S. generally accepted accounting principles (“U.S. GAAP”) to analyze, review, and monitor accounting for transactions that are significant or non-routine.  In addition, the Company did not prepare adequate contemporaneous documentation that would provide a sufficient basis for an effective evaluation and review of the accounting for transactions that are significant or non-routine.  This deficiency resulted in errors in the preliminary December 29, 2007 consolidated financial statements and a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

Revenue Recognition

Internal control applicable to equipment revenue recognition was not adequate to ensure that sufficient documentation regarding terms and conditions of equipment contracts and agreements were maintained to permit proper evaluation relative to revenue recognition of such contracts and agreements in accordance  with U.S. GAAP.  In addition, review  controls over accounting for equipment revenue transactions were not operating effectively to identify accounting errors, and monitoring controls designed to ensure that an  appropriate review was properly  performed were not operating effectively. These deficiencies resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Account Reconciliations and Journal Entries

 Account reconciliations and journal entries were not consistently reviewed and approved with appropriate supporting documentation in order to ensure completeness and accuracy. In addition, monitoring controls designed to ensure that account reconciliations were properly performed were not operating effectively. These deficiencies resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

 Inventory

Calculations that are performed to determine the inventory adjustments necessary relative to excess and obsolete inventory and the capitalization of manufacturing variances were not reviewed for completeness and accuracy at a sufficient level of precision by someone independent of the preparer and the Company did not have adequate controls to ensure the mathematical accuracy of spreadsheets that were used to perform such calculations. These deficiencies resulted in material errors in the Company’s preliminary December 29, 2007 consolidated financial statements that were corrected prior to issuance.

Because of the material weaknesses described above, management has concluded that our internal control over financial reporting was not effective as of December 29, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 29, 2007, has been audited by the Company’s independent registered public accounting firm, whose report is included in this Annual Report on Form 10-K.

(c)  Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Our management continues to engage in substantial efforts to remediate the material weaknesses noted above.  The following remedial actions are intended both to address the identified material weaknesses and to enhance our overall internal control over financial reporting.

Significant or Non-Routine Transactions

The following remedial actions have been implemented through December 29, 2007:

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

The following remedial actions have been initiated and will continue to be implemented after December 29, 2007:

•	Beginning in the third quarter of fiscal 2007, additional training has been provided to finance, accounting and tax professionals regarding new and evolving areas in U.S. GAAP.

•
During the fourth quarter of fiscal 2007, the Company implemented a process designed to ensure the timely documentation, review, and approval of complex accounting transactions by qualified accounting personnel.

•
Beginning in the third quarter of fiscal 2007, the Company requires that analysis of all significant or non-routine transactions must be documented, reviewed, and approved by senior financial management.

•
During the first quarter of fiscal 2008, the Company expanded the staffing of their internal audit department. In addition, during the second quarter of fiscal 2008, the Director of Internal Audit took the position of VP-Corporate Controller and the Company hired a new European Finance Director. The Company is continuing to evaluate their staffing requirements.

Revenue Recognition

The following remedial actions have been initiated during the fourth quarter of fiscal 2007 and will continue to be implemented after December 29, 2007:

•	Supported by the services of subject matter experts and consultants, the Company’s revenue recognition policy was strengthened to include:
o	Enhanced documentation requirements to support revenue transactions and their related accounting treatment;
o	Tightening of necessary approvals on any departures from standard terms and conditions on sales and service agreements to include senior financial and legal management;
o	Clarification of revenue recognition treatment on distributor equipment transactions.

•
Additional training regarding revenue recognition practices was provided to all sales personnel worldwide.  Special training to communicate and strengthen understanding of the revised revenue recognition policy will be conducted in fiscal 2008.

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

Account Reconciliations and Journal Entries

The following remedial actions have been initiated during the fourth quarter of fiscal 2007 and will continue to be implemented after December 29, 2007:

•
Additional training of Company personnel has been performed and will continue to be performed to ensure that key account reconciliations are performed, documented, reviewed and approved as part of the monthly financial closing process.

•
Review and monitoring controls over key account reconciliations has been and will continue to be enhanced to include detailed reviews of monthly reconciliations and supporting documentation by Senior Corporate Finance personnel.

•	Management review controls have been and will continue to be enhanced to ensure that all journal entries are reviewed and approved with appropriate supporting documentation.

 Inventory

The following remedial actions will be initiated beginning in the first quarter of fiscal 2008 in response to this weakness:

•	An independent review, by appropriate management personnel, will be performed and documented in a detailed manner to determine that these complex calculations are performed accurately.

•	The Company will enhance the spreadsheet controls over the mathematical accuracy of spreadsheets for these inventory account calculations.

(d) Changes in Internal Control over Financial Reporting

Other than the foregoing measures to remediate the material weaknesses described above, certain of which were not fully implemented as of December 29, 2007, there was no change in the Company's internal control over financial reporting during the quarter ended December 29, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Presstek, Inc.:

We have audited Presstek, Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Presstek, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to a) significant or non-routine transactions, b) revenue recognition, c) account reconciliations and journal entries, and d) inventory have been identified and included in Management’s Report on Internal Control over Financial Reporting. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 29, 2007 and December 30, 2006 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years ended December 29, 2007 and December 30, 2006 of Presstek, Inc. and subsidiaries. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 29, 2007 consolidated financial statements, and this report does not affect our report dated April 30, 2008, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Presstek, Inc. has not maintained effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Boston, Massachusetts

April 30, 2008

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

DIRECTORS

The Company’s directors and their ages are the following:

John W. Dreyer	70	Chairman of the Board
Jeffrey Jacobson	48	President, Chief Executive Officer and a Director
Daniel S. Ebenstein	65	Director
Dr. Lawrence Howard	55	Director
Michael D. Moffitt	68	Director
Brian F. Mullaney	48	Director
Steven N. Rappaport	59	Director
Frank D. Steenburgh	64	Director
Donald C. Waite, III	66	Director

John W.  Dreyer has been Non-Executive Chairman of the Board of Directors since June 2006.  Mr. Dreyer has been a director of the Company since February 1996.  Mr. Dreyer served as the Company’s Lead Director from March 2005 until his election as Chairman.  He retired as Chairman and Chief Executive Officer of Pitman Company, a graphic arts and image supplier, in December 2000.

Jeffrey Jacobson has been the President and Chief Executive Officer and a director of the Company since May 2007.  From April 2005 until April 2007, he was a Corporate Vice President and the Chief Operating Officer of Eastman Kodak Company’s Graphic Communications Group, a division formed by the integration of six different Kodak companies into a $3.6 billion global enterprise.  From March, 2000 through March, 2005, Mr. Jacobson served as Chief Executive Officer of Kodak Polychrome Graphics, a $1.7 billion global joint venture between Sun Chemical Corporation and Eastman Kodak.   In all, Mr. Jacobson has 21 years of experience in the graphics arts industry.   Mr. Jacobson is a board member of the Electronic Document Systems Foundation, as well as a board member of the New York University Graphic Communications Management and Technology Advisory Board.

Daniel S.  Ebenstein has been a director of the Company since November 1999.  Since 1968, Mr. Ebenstein has been practicing intellectual property law at the New York law firm of Amster, Rothstein & Ebenstein LLP and has been a partner of that firm since 1972.

Dr. Lawrence Howard, a founder of the Company, has been a director of the Company since November 1987.   Since March 1997, Dr. Howard has been a general partner of Hudson Ventures, L.P.  (formerly known as Hudson Partners, L.P.), a limited partnership that is the general partner of Hudson Venture Partners, L.P., a limited partnership that is qualified as a small business investment company.  Since March 1997, Dr. Howard has also been a managing member of Hudson Management Associates LLC, a limited liability company that provides management services to Hudson Venture Partners, L.P.  Since November of 2000, Dr. Howard has been a General Partner of Hudson Venture Partners II, and a limited partner of Hudson Venture II, L.P.  From 1988 to 1993 he served in various executive positions with the Company, including Chief Executive Officer.  He also serves as a director and Chairman of the Board of iCad, Inc.

Michael D.  Moffitt has been a director of the Company since July 2000.  From March 1989 to the present, Mr. Moffitt has been self-employed as a consultant and an investment adviser.

Brian F.  Mullaney has been a director of the Company since October 2005.  Mr. Mullaney is a founding director of The Smile Train, the world’s largest non-profit cleft lip and palate surgery organization, and has been the president of the organization since June 2002.

Steven N.  Rappaport has been a director of the Company since November 2003.  Since July 2002, Mr. Rappaport has been a partner of RZ Capital, LLC, a private investment firm that also provides administrative services for a limited number of clients.  Mr. Rappaport is currently serving as an independent director and audit committee member with respect to a number of investment portfolios, of which Credit Suisse serves as the investment adviser under the Investment Companies Act of 1940.  Twenty one of the funds are open-end funds and Mr. Rappaport is the Chairman of these funds.  Seven of the funds are closed-end funds, whose shares are currently listed on the New York Stock Exchange.  Mr. Rappaport also serves as a director of iCad, Inc. and a number of for profit private businesses, and is a member of the Board of Trustees of Washington University in St. Louis.

Frank D. Steenburgh has been a director of the Company since April 2008.  From January 2008 until the present, he has served as Chief Marketing Officer of ColorCentric Corporation.  From January 2006 until the present, he has served as President and CEO of Steenburgh & Associates, LLC.  From January 2005 until December 2005 he served as Senior Vice President, Business Growth of Xerox Corporation.  From November 2001 until December 2004 he served as Senior Vice President and Worldwide General Manager, iGen3 Business of Xerox.  Prior thereto he served in various capacities with Xerox.

Donald C.  Waite, III has been a director of the Company since July 2002.  Since February 2002, Mr. Waite has been the Director of the Executives-in-Residence Program and an Adjunct Professor at Columbia Graduate School of Business.  Mr. Waite was employed as an executive with McKinsey & Company, an international management consulting firm, from 1966 until his retirement in February 2002.  He remains a member of the McKinsey Investment Committee.  From June 1996 to February 2002, Mr. Waite was one of the three members of McKinsey’s Office of the Managing Director, and Chairman of McKinsey’s Investment Committee and Compensation Committee.  Mr. Waite is a Director Emeritus of McKinsey & Company.  He sits on the Board of Overseers of the Columbia Graduate School of Business and is a member of the board of directors of Guardian Life Insurance Company of America and Information Services Group, Inc.

EXECUTIVE OFFICERS

Executive officers serve at the discretion of the Board until their successors have been duly elected and qualified or until their earlier resignation or removal.  The current executive officers of the Company and their ages are:

Name	Age	Position

Jeffrey Jacobson	48	President, Chief Executive Officer and a Director

Jeffrey A. Cook	53	Executive Vice President, Chief Financial Officer, and Treasurer

Mark J. Levin	51	President, Americas Region

James R. Van Horn	52	Vice President, General Counsel and Secretary

Biographical information for Mr. Jacobson can be found in the section above entitled “Directors”.

Jeffrey A. Cook was appointed Senior Vice President, Chief Financial Officer and Treasurer in February 2007 and appointed Executive Vice President in February 2008.  From July 2005 until February 2007 he was self-employed.  Prior thereto, he served as Senior Vice President and Chief Financial Officer of Kodak Polychrome Graphics, a joint venture between Eastman Kodak Company and Sun Chemical Corporation.

Mark J. Levin was appointed President, Americas Region in November 2007.  From October 2005 until March 2007 he served as President-Commercial Group of Sun Chemical Corporation.  From October 2003 until October 2005 he served as President-Publication Inks of Sun Chemical.  Prior thereto, he served as Senior Vice President of Heidelberger Druckmaschinen.

James R. Van Horn was appointed Vice President and General Counsel of the Company in October 2007 and Secretary in December 2007.  From January 2007 until October 2007 he served as a consultant to Sun-Times Media Group, Inc.  From March 2004 to January 2007 he served as Vice President, General Counsel and Secretary of Sun-Times Media Group, Inc.  Prior thereto he served as Chief Administrative Officer, General Counsel and Secretary of NUI Corporation.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the Securities Exchange Commission (“SEC”).  Such Reporting Persons are required by SEC rules to furnish the Company with copies of all Section 16 forms they file.  Based solely on its review of the copies of such filings and written representations from the Company’s directors and executive officers, the Company believes that during the fiscal year ended December 29, 2007, all Reporting Persons timely filed all Section 16(a) reports required to be filed by them, except that one Form 4 filed by John Dreyer was filed one day late.

CODE OF ETHICS

The policies comprising the Company’s code of ethics are set forth in the Company’s Code of Business Conduct and Ethics.  These policies contain provisions satisfying all the elements of the SEC’s requirements for a “code of ethics,” and apply to all directors, officers and employees.  The Code of Business Conduct and Ethics can be found on the Company’s website at www.presstek.com.  The Company will disclose any amendments to the Code of Business Conduct and Ethics with regard to the provisions of the Code required by SEC requirements, or any waivers from such provisions provided to any of the Company’s principal executive, financial or accounting officers or controller (or persons performing similar functions), on that website or in a report on Form 8-K.

AUDIT COMMITTEE

The Company has a standing Audit Committee of the Board established in accordance with section 3(a)(58)(A) of the Securities Act of 1934, as amended.  The Audit Committee is currently comprised of  Mr. Stephen N. Rappaport as Chair, Dr. Lawrence Howard and Mr. Donald C. Waite III.  The Company’s Board of Directors has determined that Mr. Rappaport, who qualifies as an independent director under Nasdaq listing standards, is also “an audit committee financial expert” as such term is defined by an SEC regulation.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Overview

During 2007 the Company experienced a transition to a new executive leadership team.  The Board of Directors and its Compensation Committee (the “Committee”) spent significant effort in recruiting a new President and Chief Executive Officer, Jeffrey Jacobson, and a new Executive Vice President and Chief Financial Officer, Jeffrey A. Cook, to the Company.  Since the arrival of these two new executive officers, the Committee has worked closely with them to recruit additional executive officers and other members of the Company’s new senior management team.

As part of this process, the Committee has further developed its compensation processes and the structure of the Company’s compensation programs, with a stronger emphasis going forward on performance-based compensation.  Results of this enhanced process and structure are reflected in the compensation arrangements of the Company’s new executives.  In accordance with SEC rules, the following discussion primarily addresses the compensation paid to the current and former executive officers included in the Summary Compensation Table (referred to as the “named executive officers”) during 2007 and also discusses the philosophy, objectives and component parts of our enhanced executive compensation program.

Mr. Jacobson and Mr. Cook are the only two current executive officers who are listed as named executive officers in the Summary Compensation Table.  Our other current executive officers were hired in the fourth quarter of 2007 and their total compensation in fiscal 2007 did not exceed the minimum threshold for inclusion of an individual executive officer’s compensation in the Summary Compensation Table and the other executive compensation disclosure in this Item 11 of Form 10-K under SEC rules.

Compensation Philosophy and Objectives

The Company’s compensation philosophy is to provide a total compensation package that aligns the interests of management with those of our stockholders, motivates management to profitably achieve our strategic growth and annual operating objectives and enables us to attract and retain talented executives.

We seek to align management’s interests with those of our stockholders by using equity-based long-term incentive awards.  These awards generally consist of stock options that vest over time, and serve not only as a retention tool, but also as a means to encourage enhanced performance of our Common Stock since executives obtain the opportunity for financial rewards only when the stock price increases.  Starting in 2008 and going forward, we will also align management’s interests with those of our stockholders by basing a significant portion of targeted annual cash incentive awards on our annual performance against pre-established financial targets, so that executives receive greater incentives when the Company achieves its financial goals.

We seek to motivate management to achieve growth and operating objectives by designing compensation programs that reward the achievement of pre-determined performance objectives in areas that the Committee believes are critical to the Company’s success.

We seek to attract and retain talented executives by ensuring that the compensation opportunities provided to them are competitive in relation to similar positions at comparable organizations and by ensuring retention through time-vested equity-based incentive awards.  We do this by using compensation survey data for the relevant position, including levels within different elements of compensation (base salary, annual bonus, long-term incentives and fringe benefits), to make sure that the compensation package that we provide to an executive has a total value that is at least near the mid-point for total compensation within the applicable survey data, and that the various elements of compensation for the position present an appropriate mix for the position.

Components of the Compensation Program

The Company’s executive compensation program is comprised of the following components, in support of our executive compensation philosophy.

Base Salary. Base salary is based upon competitive market data derived from compensation surveys, such as those used in 2007 and described below, as well as compensation information derived from search firms in connection with the Company’s recruitment of new executives. Our objective is to pay competitive base salaries in order to attract and retain talented executives.  Increases in base salary are used to reward performance and/or to address changes in the market with respect to the competitive salary for a particular position.

Annual Incentive Program. Annual cash incentive opportunities provided to executives are based upon the achievement of targeted performance levels in specific categories.  These incentives are designed to reward performance, to align the interests of management with those of stockholders, and to provide market competitive compensation opportunities to executives.  In 2007, as part of their employment agreements and to induce them to become employed by the Company, Messrs. Jacobson and Cook received guaranteed bonuses.  Beginning in 2008 we intend to pay our executives primarily performance-based bonuses.

Long-Term Incentive Program. Time-vested equity compensation in the form of stock options and other equity based awards provided to executives are and will be designed to reward performance, to serve as a retention tool to align the interests of management with those of stockholders, and to provide market competitive compensation opportunities to executives.

Benefits/Perquisites. We provide corporate executives with generally the same benefits as those provided to all other salaried employees, such as health and dental insurance, life insurance, short- and long-term disability, 401(k) plan with company match, and an employee stock purchase plan. In addition, we also provide certain executives with a car allowance or Company-provided automobile and reimbursement of gas and parking expenses.

In addition, certain executives, including Messrs. Jacobson and Cook, are parties to employment agreements with us that that provide compensation if the executive’s employment is terminated under specified circumstances.  These agreements also provide for certain severance payments if there is a change in control and the executive is terminated without cause or the executive leaves for good reason, as defined in the agreements.  These agreements help us to attract talented executives, reduce the potential for employment litigation and avoid the loss of our executives to our competitors and other companies.

Compensation Committee

Our executive compensation programs are overseen and administered by the Committee, is comprised of three independent members of the Board.  The current members of the Committee are Dr. Lawrence Howard (Chairman), Brian F. Mullaney and Steven N. Rappaport.  The Committee’s charter charges it with various duties and responsibilities, including responsibility for establishing annual and long-term performance goals for the Company’s elected officers, including the compensation and evaluation of the performance of executive officers.  The Committee’s charter is reviewed annually and can be found on our website at www.presstek.com.

Management’s Role in Compensation

The President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, the Vice President of Human Resources and the Vice President, General Counsel and Secretary often attend Committee meetings to present matters for consideration by the Committee and to answer questions regarding those matters.

The President and Chief Executive Officer recommends to the Committee increases or changes in compensation for executive officers other than himself, based on his assessment of each individual’s performance, contribution to the Company’s results and potential for future contributions to our success.  The Committee meets in executive session without any members of management present to review the performance and compensation of the President and Chief Executive Officer, to evaluate compensation proposals made by management and to make decisions with respect to these proposals.  The Committee has ultimate responsibility for approving and setting compensation levels for the Company’s executive officers, other than the Chief Executive Officer, with respect to whom, the Committee makes recommendations to the full Board.

Compensation Consultants

In 2007 the Committee retained Pearl Meyer & Partners as a compensation consultant to provide the Committee with independent analysis and competitive market data in connection with the Committee’s negotiation of a compensation arrangement with Mr. Jacobson, who joined the Company in May 2007 as President and Chief Executive Officer.  The Committee also used compensation survey data acquired from Radford Consulting.

Setting Compensation Levels

During 2007 the Board of Directors recruited and hired a new executive management team.  In determining the compensation to be paid to Mr. Jacobson as President and Chief Executive Officer, the Committee utilized competitive market information developed by Pearl Meyer & Partners.  The Committee considered several factors in determining the amount and components of Mr. Jacobson’s compensation.  The Committee considered, among other things:

•	the Board’s strong desire to hire Mr. Jacobson due to his reputation for successfully leading other businesses in the industry to significantly improved financial performance,

•	Mr. Jacobson’s then current compensation level, as well as the components of his compensation,

•	the competitive market information provided to the Committee by Pearl Meyer & Partners, and

•
the desire of the Committee to provide Mr. Jacobson with a competitive total compensation and benefit package that would attract him to accept the Company’s offer of employment, and that would align strongly align his interests to those of the Company’s stockholders by providing a significant incentive to enhance stockholder wealth.

In performing a compensation analysis with respect to the Committee’s negotiations with Mr. Jacobson, Pearl Meyer & Partners examined compensation data from certain companies included in its CHiPS executive compensation survey.  The companies included in the analysis are technology companies with less than $1 billion in revenues, with a median revenue size of $296 million and the 75th percentile revenue size of $561 million.  The comparator group of companies used for this purpose were:

Coherent                                           Gerber Scientific                                          JDS Uniphase Corp.
Electronics for Imaging                   GSI Group                                                    ROFIN SINAR Technologies
Excel Technology                             Imation Corp.                                             Zebra Technologies

The consideration of these factors, and the negotiations between the Company and Mr. Jacobson, resulted in a compensation reflected in an employment agreement consisting of the following elements:

•	a starting base salary of $600,000 per year which will increase over the four-year term of his employment agreement,

•	guaranteed annual bonus of $400,000 for 2007,

•	a target annual cash incentive opportunity of 66.7% of base salary for 2008 which will increase over the four-year period of his employment agreement,

•	a signing bonus of 300,000 shares of the Company’s Common Stock, and

•
and a non-qualified stock option to purchase 1,000,000 shares of Common Stock with an exercise price of $6.14 per share, with an option for 200,000 shares vesting immediately and options for the remaining 800,000 shares vesting ratably over the four-year term of the employment agreement.

The employment agreement also provides for certain severance payments if Mr. Jacobson’s employment is terminated under specified circumstances and provides for certain payments and benefits in the event that Mr. Jacobson’s employment is terminated following a change in control of the Company.  The Committee believes that this compensation package achieved the Committee’s objectives of providing a competitive compensation and benefit package to Mr. Jacobson that strongly aligns his interests with those of stockholders.

The terms of Mr. Jacobson’s employment agreement are more fully described below in this Item 11 of Form 10-K under “Discussion Concerning Summary Compensation and Grants of Plan-Based Awards Tables – Employment Agreements”.

With respect to establishing compensation levels for those executives other than the President and Chief Executive Officer, including Mr. Cook, the Committee considers competitive market survey data.  During 2007 the Committee considered data from the Radford Executive Survey, using as comparator companies those that are similar to the Company in terms of industry, annual revenue and complexity of operations.  The companies in this comparator group are:

Acer America                                        Formfactor                                                     Newport
Adaptec                                             Fujitsu America                                            Nikon Precision
Advanced Energy Industries             GSI Group                                                      Photronics
Axcelis Technologies                          Hitachi High Technologies America         Planar Systems
Bowe Bell & Howell                             Hutchinson Technologies                          Radisys
Brooks Automation                              Infocus                                                          SGI
Coherent                                                Intermec                                                         Sumco USA Phoenix
Cray                                                        Intevac                                                           TDK Electronocs
Credence Systems                                Iomega                                                           Tokyo Electron US
Cymer                                                     ION                                                                 Varian  Semiconductor
Datalogic Scanning                              ITRON                                                            Veeco Instruments
Dolby Laboratories                              Kulicke and Soffa                                          Verifone
Dot Hill Systems                                   Leapfrog Enterprises                                    Verigy
Electro Scientific Industries                Mattson Technologies                                WD Media
Emulex                                                    Mercury Computer Systems                       WMS Gaming
Entegris                                                  Merix                                                               Xerox International Partners
Flir Systems                                           Navteq                                                            Xyratex Internationa
                                  Zebra Technologies

The compensation program established by the Committee for executives other than the President and Chief Executive Officer is designed to provide executives with a total compensation package and to provide elements of the package (base salary, annual cash incentive, long-term incentive and fringe benefits) that are competitive, in each case as determined with respect to position and responsibilities of each executive relative to the compensation survey data used by the Committee.  In addition to determining appropriate compensation levels in this manner, in 2007 the Committee also approved an employment agreement with Mr. Cook, the Company’s Executive Vice President and Chief Financial Officer.  The agreement provides for certain severance payments if Mr. Cook is terminated under specified circumstances and provides for certain payments and benefits in the event that Mr. Cook’s employment is terminated following a change in control of the Company.  The terms of Mr. Cook’s employment agreement are more fully described below in this Item 11 of Form 10-K under “Discussion Concerning Summary Compensation and Grants of Plan-Based Awards Tables – Employment Agreements”.

2008 Annual Incentive Program

With respect to 2008, the amount of the annual bonus that each of the current executive officers of the Company will receive, if any, is based on the achievement of pre-established performance goals relating to our annual operating profit.  The Committee determined the terms of the 2008 bonus opportunities for the current executive officers.

 Compensation of Former Executive Officers

The compensation of the former executive officers included in the Summary Compensation Table was also established consistent with the Committee’s compensation philosophy described above.  Compensation provided to these former executive officers in fiscal 2007 consisted predominantly of salary and termination of employment and separation payments determined principally by pre-existing employment agreements.  These agreements are more fully described below in this Item 11 of Form 10-K under “Discussion Concerning Summary Compensation and Grants of Plan-Based Awards Tables – Termination of Employment Agreements with Former Executive Officers”.

Tax and Accounting Implications

In general, under Section 162(m) of the Internal Revenue Code, the Company cannot deduct, for federal income tax purposes, compensation in excess of $1,000,000 paid to certain executive officers.  This deduction limitation does not apply, however, to compensation that constitutes “qualified performance-based compensation” within the meaning of Section 162(m) of the Code and the regulations promulgated thereunder.  Currently, the Committee has generally structured its compensation policies without regard to the deduction limitations imposed by Section 162(m) of the Code.  The Board is recommending the adoption by stockholders of the 2008 Omnibus Incentive Plan.  If adopted, going forward this plan would allow for compensation to be structured by the Committee in a manner that would allow for the deductibility of compensation without limitations imposed by Section 162(m) of the Code.

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for the fiscal year ended December 29, 2007 and in the Proxy Statement for the 2008 Annual Meeting of Stockholders.

Dr. Lawrence Howard, Chairman
Steven N. Rappaport
Brian F. Mullaney

Summary Compensation Table For Fiscal 2007 And Fiscal 2006

The following table sets forth the information required by SEC Regulation S-K Item 402 as to the compensation paid or accrued by us for the fiscal years ended December 29, 2007 (“fiscal 2007”) and December 30, 2006 (“fiscal 2006”) by our Chief Executive Officer; our Chief Financial Officer; our former Chief Executive Officer; our former Chief Financial Officer; and two former executive officers whose employment with the Company terminated in fiscal 2007 (collectively, the “named executive officers”).  Other than our Chief Executive Officer and our Chief Financial Officer, none of our current executive officers serving as such on the last date of 2007 earned total compensation (as determined under applicable SEC rules) greater than $100,000 in fiscal 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Jeffrey Jacobson, President and Chief Executive Officer (5)	2007	362,306	400,000	1,500,000	1,031,640	--	14,047	3,307,993
Jeffrey A. Cook, Executive Vice President and Chief Financial Officer (6)	2007	219,997	137,500	--	270,857	--	24,219	652,573
Edward J. Marino, Former President and Chief Executive Officer (7)	2007 2006	225,004 450,008	-- --	-- --	-- --	-- --	713,689 116,877	938,693 566,885
Moosa E. Moosa, Former Executive Vice President and Chief Financial Officer (8)	2007 2006	84,621 261,555	-- --	-- --	-- --	-- --	396,887 16,532	481,508 278,087
Peter A. Bouchard, Former Vice President, International Business Development (9)	2007 2006	185,016 185,016	-- --	-- --	-- --	64,750 --	219,761 17,339	469,527 202,355
Quentin C. Baum, Former Managing Director, Europe (10)	2007 2006	120,788 171,087	-- 25,000	-- --	-- --	26,346 25,662	64,405 39,259	211,539 261,008

(1) Bonus payments to Messrs. Jacobson and Cook were made pursuant to their employment agreements.  See “Discussion Concerning Summary Compensation and Grants of Plan-Based Awards Table – Employment Agreements” below.

(2) The dollar amounts in the Stock Awards and Option Awards columns represent the compensation cost, adjusted as described below, recorded in our audited financial statements for fiscal 2007 and fiscal 2006 of Common Stock and Common Stock option awards made to the named executive officers.  These amounts have been calculated in accordance with SFAS No. 123R disregarding the estimates of forfeiture and using the Black Scholes option-pricing model.  Assumptions used in the calculation of these amounts are included in Note 15 to our audited financial statements included in this Annual Report on Form 10-K.

(3) Amounts in this column represent performance-based bonuses paid to Messrs. Bouchard and Baum.  For more information on these bonuses, see footnote (1) to the Grants of Plan-Based Awards in Fiscal 2007 table.

(4) The compensation represented by the amounts for 2007 set forth in the All Other Compensation column for the named executive officers are detailed in the following table.

Name	401(k) Savings Plan ($)(a)	Group Term Life Insurance ($)(b)	Tax-Qualified U.K. Retirement Plan ($)(c)	Automobile Allowance ($)(d)	Other Benefits ($)(e)	Termination Payments and Benefits ($)(f)
Jeffrey Jacobson	--	952	--	7,385	5,710	--
Jeffrey A. Cook	4,050	1,093	--	9,692	9,384	--
Edward J. Marino	2,031	1,935	--	13,000	2,450	694,273
Moosa E. Moosa	1,946	308	--	13,000	1,883	379,750
Peter A. Bouchard	4,050	356	--	13,000	3,163	199,192
Quentin C. Baum	--	--	23,855	11,278	--	29,272

(a) Consists of Company matching contributions to the Company’s 401(k) savings plan.

(b) Consists of Company-paid premiums for life insurance benefits.

(c) Consists of Company matching contributions to a U.K., tax-qualified retirement plan.

(d) Consists of amounts in respect of car allowances paid to each named executive officer.

(e) Consists of reimbursements of expenses for gas, lodging and meals.

(f) Consists of amounts paid or payable to the former executive officers pursuant to employment, severance and separation agreements and other benefits paid or payable to these executives upon their respective terminations of employment in fiscal 2007.  See “Discussion Concerning Summary Compensation and Grants of Plan-Based Awards – Termination of Employment Agreements” below.

(5)                 Mr. Jacobson commenced employment with the Company in May 2007.

(6)                 Mr. Cook commenced employment with the Company in February 2007.

(7)                 Mr. Marino’s employment with the Company terminated in May 2007.

(8)   Mr. Moosa’s employment with the Company terminated in February 2007.

(9)                 Mr. Bouchard’s employment with the Company terminated in December 2007.

(10) Mr. Baum’s employment with the Company terminated on August  31, 2007.  Amounts for Mr. Baum that were earned in British pounds have been converted for fiscal 2006 at a rate of £1.00 : $1.9618, based on the exchange rate on the last business day of fiscal 2006 and for fiscal 2007 at a rate of £1.00 : $2.0139, based on the exchange rate on the date of Mr. Baum’s termination of employment with the Company.

Grants of Plan-Based Awards in Fiscal 2007

The following table provides information with respect to individual incentive bonus arrangements (non-equity incentive plan awards), stock awards and stock options granted during the fiscal 2007 to the named executive officers:

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)		Stock Awards: Number of Shares of Stock or Units (#)	Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)(2)	Grant Date Fair Value of Stock and Options Awards ($)(3)
		Target	Maximum
Jeffrey Jacobson	May 10, 2007 May 10, 2007	--	--	300,000 --	-- 1,000,000	(4)	-- 6.14	1,500,000 2,579,100
Jeffrey A. Cook	February 27, 2007	--	--	--	250,000	(5)	6.01	886,450
Edward J. Marino	--	--	--	--	--		--	--
Moosa E. Moosa	--	--	--	--	--		--	--
Peter A. Bouchard	March 1, 2007	74,000	92,500	--	--		--	--
Quentin C. Baum	March 1, 2007	26,346	--	--	--		--	--

(1)
Messrs. Bouchard and Baum each participated in a performance-based bonus plan.  Under Mr. Bouchard’s bonus plan, he was eligible to receive a target bonus equal to 40% of his base salary if certain performance goals were met and a maximum bonus equal to 50% of his base salary if the performance goals were exceeded.  This bonus was paid to him on a quarterly basis.  Under Mr. Baum’s bonus plan, he was eligible to receive a target bonus equal to 30% of his base salary if certain performance goals were met.  This bonus was paid to him on a semi-annual basis.  Each executive had to be employed by the Company on the date the bonus was paid in order to receive payment under the plan.  The performance goals under the bonus plans for both executives related to achievement of certain revenue and margin targets.  The amounts in the table represent the target bonus amount payable with respect to the entire 2007 fiscal year for each executive and, in the case of Mr. Bouchard, the maximum bonus payable with respect to the entire 2007 fiscal year.  The actual amounts paid to Messrs. Bouchard and Baum with respect to these bonus programs is included in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

(2)
Under the terms of Mr. Jacobson’s employment agreement, the exercise price of the option granted to Mr. Jacobson was determined by the average closing price of a share of Common Stock for the five days immediately prior to the date he commenced employment and was granted the option.  The closing price of a share of Common Stock on May 10, 2007 was $6.05.  The exercise price for Mr. Cook’s option was the closing price of a share of Common Stock on the date the option was granted.

(3)
The grant date fair values of awards have been determined in accordance with SFAS No. 123R, using the assumptions included in Note 15 to our audited financial statements included in this Annual Report on Form 10-K.

(4)
The shares of Common Stock subject to this option vest as follows: 20% of the shares subject to this option vested on the date of grant, and an additional 20% will vest on each of January 1, 2008, 2009, 2010 and 2011, subject to Mr. Jacobson remaining employed on each such date, except as provided as follow.  The option will vest in full upon a termination of Mr. Jacobson’s employment without cause, a termination of his employment by Mr. Jacobson with good reason or due to his disability or death, a change in control of the Company or the giving of a notice of non-renewal of the employment term by either party.  Each portion of the option that vests will remain exercisable for five years after the applicable vesting date.

(5)
 The shares of Common Stock subject to this option vest as follows: 41,666 were vested on the date of grant and the remaining 208,334 shares subject to the option will vest in equal annual installments on the first five anniversaries of the date of grant, subject to Mr. Cook remaining employed on each such date, except that the option will vest in full upon a change in control of the Company or upon his death or disability, or the giving of a notice of non-renewal of the initial employment term by the Company.

Discussion Concerning Summary Compensation and Grants of Plan-Based Awards Tables

Employment Agreements

Employment Agreement with Mr. Jacobson.  We have entered into an employment agreement with Mr. Jacobson.  The terms of this agreement that relate to his compensation are described below.  The terms that relate to termination and change in control are set forth in the section below entitled “Potential Payments Upon Termination Or Change In Control – Termination Provisions of Employment and Severance Arrangements with Mr. Jacobson and Mr. Cook.”

The Company entered into this employment agreement on May 10, 2007 (referred to as the “effective date”).  The agreement provides for a four-year term of employment for Mr. Jacobson, which will automatically be extended for one-year periods on each anniversary of the effective date, starting on the fourth anniversary, unless either the Company or Mr. Jacobson gives 180 days written notice of non-renewal.

The agreement provides for the following compensation and benefits for Mr. Jacobson:

·
The agreement sets forth an initial base salary of $600,000 for the first year of the term of the agreement.  The base salary will be increased to no less than $633,000 in the second year of the term, no less than $667,000 in the third year of the term and no less than $700,000 in the fourth year of the term.  Once increased, the base salary cannot be decreased without Mr. Jacobson’s consent.

·
The agreement provides that Mr. Jacobson will be entitled to a guaranteed cash bonus of $400,000 for 2007, which would be pro-rated if his employment commenced after May 15, 2007.  Beginning with calendar year 2008, Mr. Jacobson is eligible to receive an annual discretionary bonus targeted at 66.67% of his annual base salary (which target bonus percentage will be increased to 75% and 100% in 2009 and 2010, respectively).  The target bonus will be paid based on Mr. Jacobson’s achievement of certain goals and objectives to be determined by the Board in consultation with Mr. Jacobson.

·
Pursuant to the agreement, on the effective date, Mr. Jacobson was granted as a signing bonus 300,000 shares of Common Stock and, on this same date, an option to purchase 1,000,000 shares of Common Stock, subject to the terms set forth in note (3) to the Grants Of Plan-Based Awards In Fiscal 2007 table above.

·
Mr. Jacobson is also entitled to participate in the Company’s benefit plans, including pension, retirement, life insurance and medical insurance plans (if so adopted by the Company).  He is also entitled to a car allowance in the amount of $1,000 per month and, by subsequent agreement, reimbursement for gasoline, tolls and parking.

Employment Agreement with Mr. Cook.  We have entered into an employment agreement with Mr. Cook.  The terms of this agreement that relate to his compensation are described below.  The terms that relate to termination and change in control are set forth under “Potential Payments Upon Termination Or Change In Control – Termination Provisions of Employment and Severance Arrangements with Mr. Jacobson and Mr. Cook.”

The Company entered into this employment agreement on February 27, 2007.  The agreement provides for a three-year term of employment for Mr. Cook, which will automatically be extended for one-year periods on each anniversary of the date he commenced employment, starting on the third anniversary, unless either the Company or Mr. Cook gives 180 days written notice of non-renewal.

The agreement provides for the following compensation and benefits for Mr. Cook:

·	The agreement sets forth an initial base salary of $275,000, which will be reviewed at least annually. The base salary cannot be decreased without Mr. Cook’s consent.
·
The agreement provides that Mr. Cook will be entitled to a guaranteed cash bonus of $165,000 for 2007, which is pro-rated based on the number of full months he was employed during 2007.  Beginning with calendar year 2008, Mr. Cook is eligible to receive an annual discretionary target bonus of up to 60% of his annual base salary.  The actual amount of the bonus will be based on Mr. Cook’s achievement of certain goals and objectives to be determined by the Board.

·
Pursuant to the agreement, Mr. Cook was granted an option to purchase 250,000 shares of Common Stock, subject to the terms set forth in note (5) to the Grants Of Plan-Based Awards In Fiscal 2007 table above.

·
Mr. Cook is also entitled to participate in the Company’s benefit plans, including pension, retirement, life insurance and medical insurance plans (if so adopted by the Company).  He is also entitled to a car allowance in the amount of $1,000 per month and reimbursement for gasoline, tolls and parking.

Termination of Employment Agreements with Former Executive Officers

In prior years we entered into employment agreements with each of Messrs. Marino, Moosa, Bouchard and Baum.  Each of these agreements provided for a term of employment of three years, which was automatically extended annually on each anniversary of the agreement for one additional year unless timely notice of non-renewal was given by one of the parties.  The agreements provided for compensation in the form of salary and discretionary bonuses.  Each agreement provided the executive with the opportunity to be granted equity awards in the form of stock option awards, as well as participation in employee benefit plans, vacations, and fringe benefits.  The agreement with Mr. Baum provided for the payment of severance benefits in the event of termination by the Company other than for cause equal to 18 months of base salary.  The agreements with Messrs. Moosa and Bouchard provided for the payment of severance benefits in the event of termination by the Company other than for cause equal to 12 months of base salary.  Mr. Bouchard was also entitled to this severance amount if he terminated his employment for good reason.  In Mr. Baum’s case, the 18-month period was defined as a “notice period” in accordance with U.K. law.  If Mr. Baum terminated his employment with the Company, he was required to give three months notice to the Company.

The agreement with Mr. Marino provided for severance payments for not less than 18 nor more than 24 months, in the event of termination other than for cause, and twelve months in the event of a voluntary non-renewal of the agreement by the Company.

Separation Payments to Mr. Marino. The aggregate amount paid and payable to Mr. Marino pursuant to the terms of his employment agreement is included in the All Other Compensation column of the Summary Compensation Table as detailed in note (4) thereto.  This amount consists of 18 months of his base salary, as in effect at the time of termination, and the value of Mr. Marino’s continued coverage under the Company’s health and benefit plans through February 2, 2008, the end of the original term of the employment agreement.

Separation Agreements with Mr. Moosa.   We and Mr. Moosa entered an agreement with regard to Mr. Moosa’s February 27, 2007 termination of employment with the Company.  Pursuant to the agreement, we and Mr. Moosa agreed to the terms of Mr. Moosa’s separation from the Company, including the following:

·
Mr. Moosa would be paid cash severance and other payments within 10 days of the agreement in the aggregate amount of $298,500, $275,000 of which represents 12 months of Mr. Moosa’s base salary at the rate in effect at the time of his termination and an additional payment to release all potential claims against the Company equal to $23,500.

·
Mr. Moosa would be entitled to continued coverage under the Company’s health and benefit plans and the continued provision of an automobile allowance through February 2, 2008, the end of the original term of the employment agreement.

·	We would make all payments otherwise payable by Mr. Moosa under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) for the period from March 1, 2007 through February 29, 2008.

·	The Company and Mr. Moosa would each release the other from any claims.

·	Except as provided for in the agreement, all other benefits under any Company benefit plan, program, contract or practice would terminate as of February 27, 2008.

The aggregate amount paid and payable to Mr. Moosa pursuant to the terms of the separation agreement, including the value of Mr. Moosa’s continued coverage under the Company’s health and benefit plans through February 29, 2008, is included in the All Other Compensation column of the Summary Compensation Table as detailed in note (4) thereto.

Separation Payments to Mr. Bouchard. The aggregate amount paid and payable to Mr. Bouchard pursuant to the terms of employment agreement is included in the All Other Compensation column of the Summary Compensation Table as detailed in note (4) thereto.  This amount consists of 12 months of his base salary, as in effect at the time of termination, his quarterly bonus for the last quarter of 2007 and the value of the Company-paid portion of COBRA premiums through December 31, 2008 (if Mr. Bouchard gains substantially equivalent coverage from a new employer prior to such date, however, he will cease to receive this benefit).

Separation Payments to Mr. Baum.                                                                The aggregate amount paid and payable to Mr. Baum pursuant to the terms of his employment agreement is included in the All Other Compensation column of the Summary Compensation Table as detailed in note (4) thereto.  This amount consists of two months of base salary, which represents payment in lieu of the required notice period described above.

Outstanding Equity Awards at End of Fiscal 2007

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Jeffrey Jacobson	200,000	-- 200,000 (1) 200,000 (1) 200,000 (1) 200,000 (1)	6.14 6.14 6.14 6.14 6.14	May 10, 2012 (1) January 1, 2013 (1) January 1, 2014 (1) January 1, 2015 (1) January 1, 2016 (1)
Jeffrey A. Cook	41,666	208,334 (2)	6.01	February 27, 2017
Edward J. Marino	50,000 50,000 50,000	-- -- --	8.39 8.39 9.04	February 2, 2015 February 3, 2015 December 31, 2015
Moosa E. Moosa	25,000 25,000 30,000	-- -- --	8.39 8.39 9.04	February 2, 2015 February 3, 2015 December 31, 2015
Peter A. Bouchard	10,000 2,700 25,000 25,000 15,000	-- -- -- -- --	13.75 6.30 9.91 9.91 9.04	January 27, 2008 January 27, 2008 November 30, 2015 November 30, 2015 December 31, 2015
Quentin C. Baum	25,000	--	9.04	December 31, 2015

(1)  See note (4) to the Grants Of Plan-Based Awards In Fiscal 2007 table above.

(2)  See note (5) to the Grants Of Plan-Based Awards In Fiscal 2007 table above.

Option Exercises in Fiscal 2007

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Jeffrey Jacobson	--	--
Jeffrey A. Cook	--	--
Edward J. Marino	507,500	884,439
Moosa E. Moosa	--	--
Peter A. Bouchard	--	--
Quentin C. Baum	--	--

(1)  Value represents the closing price of a share of Common Stock on the applicable date of exercise minus the exercise price per share of the option, multiplied by the number of shares acquired on exercise.

Non-Qualified Deferred Compensation For Fiscal 2007

Name	Executive Contribution in Fiscal 2007 ($)	Presstek Contributions in Fiscal 2007 ($)	Aggregate Earnings in Fiscal 2007 ($)	Aggregate Withdrawal / Distributions ($)	Aggregate Balance at End of Fiscal 2007 ($)
Edward J. Marino	10,576	--	25,929	154,973	11,621

From 2005 to the date he terminated employment with the Company, Mr. Marino participated in, and accrued benefits under, the Company’s Nonqualified Deferred Compensation Plan.  This plan permits the deferral of a participant’s base salary, performance-based bonus and other compensation.  The minimum amount that may be deferred in any year by a participant is the greater of $2,000 or 2% of a participant’s eligible compensation and the maximum amount that may be deferred is equal to 50% of the participant’s base salary and 100% of the participant’s bonus, net of applicable taxes.  In addition, the Company may make discretionary and matching contributions to a participant’s account, in its discretion.  These company contributions vest 20% per year and are fully vested after five years, with accelerated vesting upon a termination of employment due to retirement, death, disability or upon a change in control of the Company.  A participant may direct that his or her account under the plan be deemed invested in selected mutual and investment funds.  Amounts under the plan are generally paid in a lump sum upon termination of employment (or in installments upon retirement, if elected by the participant) and may be subject to a six-month delay in payment to the extent necessary to comply with the requirements of Section 409A of the Internal Revenue Code.  A participant may also elect to receive in-service distributions under the plan in accordance with the terms of the plan.

Mr. Marino received a distribution of $154,973 in connection with his termination of employment in 2007 and received the remaining balance of $11,621 in January 2008.   Of the amounts reported in the table for Mr. Marino, $96,563 in employee contributions and earnings thereon were reported in the prior year Summary Compensation Table.

Potential Payments Upon Termination or Change In Control

The Company has entered into employment agreements that will require the Company to provide compensation to the current named executive officers, Messrs. Jacobson and Cook, in the event of a termination of employment or a change in control of the Company.  The material provisions of these agreements are described below.  The following tables were prepared as though the employment of each of Messrs. Jacobson and Cook was terminated on December 28, 2007 (the last business day of fiscal 2007) using the closing price of our Common Stock as of that day ($4.85).  The amounts under the column labeled “Change in Control” assume that a change in control occurred on December 28, 2007.  We are required by the SEC to use these assumptions.  However, the employment of neither Messrs. Jacobson nor Cook was terminated on December 28, 2007 and a change in control did not occur on that date.  There can be no assurance that a termination of employment, a change in control or both would produce the same or similar results as those described if either or both of them occur on any other date or at any other price, or if any assumption is not correct in fact.

Messrs. Marino, Moosa, Bouchard and Baum each terminated their employment with the Company in 2007.  See “Discussion Concerning Summary Compensation and Grants of Plan Based Awards Tables – Termination of Employment Agreements with Former Executive Officers” and the Summary Compensation Table above in this Item 11 of Form 10-K with regard to amounts paid and payable to Messrs. Marino, Moosa, Bouchard and Baum in connection with their respective employment terminations.

    Jeffrey Jacobson
	Non-Renewal of Term of Employment by Executive	Non-Renewal of Employment Term by Company; Without Cause or Good Reason Termination (Non-Change in Control)	Death or Disability (Non-Change in Control)	Termination for Good Reason or Due to Death or Disability in Connection with Change in Control (1)	Voluntary Termination For Cause	Change in Control
Severance (2)	$1,000,000	$1,500,000	$1,500,000	$2,990,000	--	--
Continued benefits (3)	26,699	40,049	40,049	40,049	--	--
Accelerated vesting of equity (4)	--(4)	--(4)	--(4)	--(4)	--(4)	--(4)
Total (5)	$1,026,699	$1,540,049	$1,540,049	$3,030,049	--	--(4)

(1)  Assumes that Mr. Jacobson terminated his employment at the time of the change in control and was not requested to remain employed by the Company for an additional six months following the change in control, as permitted by the terms of his employment agreement.

(2)  Severance payments are equal to one, 1.5 or 2.99 times the sum of Mr. Jacobson’s base salary at the time of termination, annual bonus (assuming 100% of the performance goals are achieved) for the year of termination and the amount of any discretionary bonus.  The severance multiple depends on the type of termination, as described below.

(3) Represents the value associated with the continued payment by the Company of its premiums under the Company’s health and dental plans and continued provision of a car allowance and fuel expenses for either twelve or eighteen months following termination, depending on the type of termination.

(4) As of December 28, 2007, the exercise price of Mr. Jacobson’s stock options was greater than the closing price of the Company’s Common Stock and for this reason no amounts are included in the table.

(5) Assumes that no amounts paid to Mr. Jacobson are reduced so as to not be subject to the excise tax under Section 4999 of the Internal Revenue Code.

   Jeffrey A. Cook

	Non-Renewal of Term of Employment; Without Cause Termination (Non-Change in Control)		Termination without Cause or for Good Reason in Connection with Change in Control		Voluntary Termination/For Cause/Death/ Disability	Death/ Disability	Change in Control
Severance	$229,167	(1)	$825,000	(2)	--	--	--
Accelerated vesting of stock options	--(3	)(4)	--(4)		--(4)	--(4)	--(4)
Total	$229,167		$825,000		--	--(4)	--(4)

(1) Under the terms of Mr. Cook’s employment agreement, since he was not employed for 12 months as of December 28, 2007, he would only be entitled to receive a severance payment equal to the number of full months worked as of that date

(2) Severance payments are equal to three times Mr. Cook’s average base salary at the time of termination.

(3)  Stock options held by Mr. Cook accelerate upon a non-renewal of the initial employment term by the Company.

(4) As of December 28, 2007, the exercise price of Mr. Cook’s stock options was greater than the closing price of the Company’s Common Stock and for this reason no amounts are included in the table.

Termination Provisions of Employment and Severance Arrangements with Messrs. Jacobson and Cook

Termination Provisions of Mr. Jacobson’s Employment Agreement.  Under the terms of Mr. Jacobson’s employment agreement, if his employment is terminated by the Company without cause, by him with good reason, due to his death or disability or if either the Company or Mr. Jacobson provides the other party with notice of non-renewal of the employment term, Mr. Jacobson shall be entitled to the following payments and benefits upon his termination of employment:

•	full vesting of all unvested stock options, restricted stock and other equity awards;
•
1.5 times (or one times in the case of a termination due to non-renewal of the employment term by Mr. Jacobson) the sum of Mr. Jacobson’s then annual base salary, target annual bonus for the year of termination (assuming that 100% of the performance goals are achieved) and discretionary bonus (if any) paid during the year immediately preceding the year in which such termination occurs, payable in equal monthly installments over the 18-month period following employment termination; and

•
continued coverage under the Company’s medical plans, car allowance and reimbursement of fuel expenses during the period that he is receiving severance, with the Company continuing to pay its portion of the applicable premiums during this period.

If Mr. Jacobson terminates his employment for good reason in connection with a change in control of the Company or in the event that Mr. Jacobson dies or becomes disabled within six months of a change in control, in lieu of the severance payments described above, he will be entitled to receive a lump sum cash payment equal to 2.99 times his annual base salary, target annual bonus for the year of termination (assuming that 100% of the performance goals are achieved) and discretionary bonus (if any) paid during the year immediately preceding the year in which such termination occurs (or at his option, treated as if a discretionary bonus had been paid without pro-ration for the year in which the change in control occurs), minus the amount of any severance payments he has already received.  The amount will be paid to him in a lump sum following the later of the change in control or termination of employment, to the extent permitted by Section 409A of the Code.  In addition, upon the occurrence of a change in control, all equity awards held by Mr. Jacobson will vest in full.

To the extent that any benefits or payments provided to Mr. Jacobson are subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, he can elect to have the Company reduce such payments so that no payment will be subject to this excise tax.  If he does not elect to reduce the payments, he will be responsible for the amount of this tax.
For purposes of Mr. Jacobson’s employment agreement, “cause” means his:
•	conviction of a felony or theft from the Company;
•	breach of fiduciary duty involving personal profit; or
•
sustained and continuous conduct which adversely affects the Company’s reputation or his failure to comply with the lawful directions of the board of directors, in each case that is not remedied within 30 days after notice is given to him by the Company of such act.

“Good reason” is defined as any one of the following, which is not cured within 30 days by the Company after notice is given by Mr. Jacobson:
•	any material diminution in his duties, title, authority or reporting line, or failure to reelect or reappoint him to the board of directors;
•	a reduction in or failure to pay compensation when due;
•	a change in control;
•	a relocation without consent to a principal work place that is more than 50 miles from the Company’s headquarters in New Hampshire or the Westchester County Airport; or
•
a reduction of his benefits under the Company’s benefit plans to less than the benefits of 90% of the Company’s other employees, except if initiated by Mr. Jacobson or approved in his capacity as a board member.

“Disability” means Mr. Jacobson is unable, because of injury or sickness, to perform the material duties of his regular occupation for six consecutive months in any 12 month period.
“Change in control” means:
•	individuals who constitute the board of directors of the Company cease to constitute a majority of the board as a result of any cash tender or exchange offer, merger or other similar transaction;
•	the consummation of a merger if more than 50% of the combined voting power after such transaction is not owned by the Company’s shareholders as of immediately prior to such transaction; or
•	the sale or disposition of all or substantially all the Company’s assets.
Mr. Jacobson’s right to receive severance payments and benefits is conditioned upon his execution of a release and compliance with the confidentiality and non-competition and non-solicitation covenants contained in his employment agreement.  Mr. Jacobson is required to refrain from competing with the Company for 18 months after a termination of his employment by the Company for cause or by him without good reason or if he elects not to renew the employment term.  The period will be 12 months if the termination is by him with good reason as a result of a change in control, and if the termination is by the Company without cause or otherwise by him with good reason, the period will be six months following employment termination.  Mr. Jacobson will not be subject to non-competition and non-solicitation covenants if his employment is terminated due to the Company electing not to renew the employment term.  Mr. Jacobson has agreed to remain employed for up to six months following a change in control if so requested and any period in which he is so employed will count against the periods described in this paragraph.

Termination Provisions of Mr. Cook’s Employment Agreement.  Under the terms of Mr. Cook’s employment agreement, if his employment is terminated by the Company without cause or if either the Company or Mr. Cook provides the other party with notice of non-renewal of the employment term, Mr. Cook shall be entitled to the following payments and benefits upon his termination of employment:

•
One year of base salary, payable in 12 equal monthly installments (or, in the case of a termination that occurs before Mr. Cook has completed 12 months of service, one month of base salary for each completed full month of service, with a minimum payment equal to six months of base salary); and

•	Full vesting of unvested stock options (upon a non-renewal of the initial employment term by the Company).

If his employment is terminated by the Company without cause or by him with good reason in connection with or within the one and a half year period following a change in control, he shall be entitled to the following payments and benefits upon his termination of employment:

•	Three times Mr. Cook’s average annual base salary over the five most recent years immediately prior to the change in control, payable in a lump sum; and
•	Full vesting of unvested stock options upon a change of control.

In addition, upon his death or disability, all stock options held by Mr. Cook will vest in full.

For purposes of Mr. Cook’s employment agreement, “cause” is generally defined in the same manner as Mr. Jacobson’s agreement, except that in lieu of the last prong described under Mr. Jacobson’s agreement, cause for Mr. Cook exists if there is sustained and continuous conduct by Mr. Cook that adversely affects the reputation of the Company.
“Good reason” is defined as any one of the following, without Mr. Cook’s consent:
•
the assignment of duties and responsibilities that are not at least substantially equivalent to his duties and responsibilities before the change in control or a failure to continue him in a position and title that is substantially equivalent (other than as a result of a termination without cause or due to his disability);

•
a reduction in or failure to pay total annual cash compensation in an amount equal to or greater than the sum of his salary at the highest annual rate in effect during the 12-month period immediately before the change in control and the bonus paid to similarly situated employees under the acquiring Company’s bonus plan for the year ending immediately prior to the change in control (with the bonus not to be less than 60% of the bonus provided in the employment agreement);

•	a reduction in benefits to less than benefits of similarly situated employees under any benefit plan of the acquiring employer immediately prior to the change in control;
•	a relocation to a location that is more than 35 miles from the Company’s current headquarters; or
•	a material breach of the employment agreement by the Company.

“Change in control” means individuals who constitute the board of directors cease to constitute a majority of the board as a result of any cash tender or exchange offer, merger or other similar transaction.
Mr. Cook’s right to receive severance payments and benefits is conditioned upon his execution of a release and compliance with the confidentiality and non-competition and non-solicitation covenants contained in his employment agreement.  Mr. Cook is required to refrain from competing with the Company for two years after a termination of his employment for any reason and soliciting the Company’s employees for two years and customers for one year after a termination of his employment for any reason.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee is currently comprised of Dr. Howard as Chair, and Messrs. Rappaport and Mullaney.  Dr. Howard was formerly an officer of the Company.

COMPENSATION OF DIRECTORS

As compensation for services as a director, each non-employee director of the Company receives:

•	A $22,500 annual retainer paid on the first day of July, or a pro-rata portion thereof for directors appointed after July 1 of a given year;

•
Compensation for attendance at meetings in the amount of: (i) $1,500 for each in-person meeting of the Board; (ii) $500 for each telephonic meeting of the Board; (iii) $1,000 for each meeting of the Compensation Committee and Nominating and Corporate Governance Committee; (iv) $1,500 for each meeting of the Audit Committee; and (v) $500 for each meeting of other committees of the Board.  The Chairman of the Audit Committee also receives an annual retainer of $7,500, paid on the first day of July each year during his term.  Compensation for meeting attendance is paid to non-employee directors on a quarterly basis;

•
Upon joining the Board, each new non-employee director is granted an option to purchase 25,000 shares of the Company’s Common Stock at an exercise price per share equal to the closing price of our Common Stock on the date the option is granted.  These options are fully exercisable on the first anniversary of the date of grant; and

•
On the Company’s first business day of July, each non-employee director is granted an option to purchase 15,000 shares of Common Stock at an exercise price per share equal to the closing price of our Common Stock on that date.  These options are fully exercisable on the first anniversary of the date of grant.

On June 7, 2006, the Board elected John W. Dreyer, who was then serving as Lead Director, to the position of Chairman of the Board.  At that time, the Board set the compensation of the office of Chairman of the Board to be the same as Mr. Dreyer was receiving as Lead Director, which was a $50,000 annual fee for his service as Lead Director, in addition to continuing to receive all director compensation customarily paid by the Company to its non-employee directors.

On August 2, 2006, the Compensation Committee of the Board of Directors of the Company approved an increase in the compensation amount for the Chairman of the Board of Directors for the Company, a position currently held by Mr. Dreyer.  Under the revised compensation plan, the annual cash compensation of the Chairman was increased from $50,000 per year to $150,000 per year retroactive to June 7, 2006, the date of Mr. Dreyer’s election to the position of Chairman of the Board.  On January 1, 2008, the Board reduced the annual cash compensation of the Chairman to $100,000.  In addition, the Chairman of the Board is eligible to receive additional annual bonuses as may be deemed appropriate by the Board of Directors.  On January 2, 2007, in recognition of his contributions to the Company during 2006, the Compensation Committee of the Board of Directors of the Company granted Mr. Dreyer a ten year option to purchase 50,000 shares of Common Stock at an exercise price of $6.36 per share, which was the closing price of Common Stock on December 29, 2006.  The option vested in full on the first anniversary of the grant date.

In fiscal 2007 due to significant additional responsibilities Mr. Dreyer performed as a director for the Company during the transition to a new executive team, on February 26, 2007, the Board granted Mr. Dreyer a ten year option to purchase 100,000 shares of Common Stock at an exercise price of $6.29 per share, the closing price of Common Stock on such date, and on December 11, 2007, the Board granted Mr. Dreyer a ten year option to purchase 50,000 shares of Common Stock at an exercise price of $5.89 per share, the closing price of Common Stock on such date.  Each of these options vest in full on the first anniversary of the respective grant dates.

Including, and in addition to, the option grants described herein, directors of the Company are generally eligible to be granted stock options or stock-based awards under the 2003 Plan.  The Board or the Compensation Committee has discretion to determine the number of shares subject to each award, the exercise price and other terms and conditions thereof. The 2003 Plan provides for the grant of any or all of the following types of awards: (i) stock options; (ii) stock issuances; and (iii) other equity interests in the Company.  Awards may be granted singly, in contribution, or in tandem, as determined by the Board or the Compensation Committee.

The following table sets forth the cash compensation earned and options to purchase Common Stock granted to all persons who served as a non-employee director of the Company in fiscal 2007:

Director	Fees Earned or Paid in Cash ($)(1)	Options Awards ($) (2)	Total ($)
John W. Dreyer	181,500	571,176	752,676
Daniel S. Ebenstein	31,000	69,722	100,722
Dr. Lawrence Howard	53,500	69,722	123,222
Michael D. Moffitt	32,500	69,722	102,222
Brian F. Mullaney	34,000	69,722	103,722
Steven N. Rappaport	61,000	69,722	130,722
Donald C. Waite, III	50,000	69,722	119,722

(1)	This column reports the amount of cash compensation earned in 2007 for Board and Committee service.

(2)
The dollar amounts in this column represent the compensation cost, adjusted as described below, recorded in our audited financial statements for fiscal 2007 of Common Stock option awards made to the directors.  These amounts have been calculated in accordance with SFAS No. 123R disregarding the estimates of forfeiture and using the Black Scholes option-pricing model.  Assumptions used in the calculation of these amounts are included in Note 15 to our audited financial statements included in this Annual Report on Form 10-K.  The grant date fair value of options granted in 2007 was $69,015 for each of the non-employee directors in the table, except for Mr. Dreyer for whom the aggregate grant date fair value of all options granted in 2007 was $792,815.   The aggregate number of shares subject to all options outstanding held by the respective non-employee directors in the table at December 29, 2007 were 360,092 for Mr. Dreyer, 80,000 for Mr. Ebenstein, 80,000 for Dr. Howard, 62,500 for Mr. Moffitt, 55,000 for Mr. Mullaney, 77,500 for Mr. Rappaport and 75,000 for Mr. Waite.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of April 28, 2008 (except as otherwise indicated) by:

•	each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock;

•	each of the named executive officers included in the Summary Compensation Table in the Executive Compensation section of this proxy statement;

•	each of our current directors; and

•	all current executive officers and directors as a group.

Name and Address of Beneficial Owner	Shares Beneficially Owned(1)		Percentage of Shares Beneficially Owned(2)
Peter Kellogg and IAT Reinsurance Company Ltd c/o IAT Reinsurance Company Ltd. 48 Wall Street New York, NY 10005	9,000,000	(3)	24.6%
Dr. Lawrence Howard	1,349,828	(4)	3.7
Jeffrey Jacobson	700,000	(5)	1.9
John W. Dreyer	320,092	(6)	*
Daniel S. Ebenstein	65,500	(7)	*
Michael D. Moffitt	52,340	(8)	*
Brian F. Mullaney	40,000	(9)	*
Frank D. Steenburgh	--		--
Steven N. Rappaport	92,500	(10)	*
Donald C. Waite, III	62,500	(11)	*
Jeffrey A. Cook	83,333	(12)	*
Edward J. Marino	155,000	(13)	*
Moosa E. Moosa	80,000	(14)	*
Peter A. Bouchard	80,000	(15)	*
Quentin C. Baum	25,000	(16)	*
All current executive officers and directors as a group (12 persons)	2,766,093	(17)	7.3%
________________________
* Less than 1%.

(1)           Except as otherwise noted below, the Company believes that all persons referred to in the table have sole voting and investment power with respect to all shares of Common Stock reflected as beneficially owned by them.

 (2)           Applicable percentage of ownership as of the Record Date is based upon 36,602,840 shares of Common Stock outstanding as of May 7, 2008, the record date for the 2008 Annual Meeting.  Beneficial ownership is determined in accordance with applicable SEC rules.  Options for shares of Common Stock which are currently exercisable or exercisable within 60 days of the record date are referred to below as “exercisable stock options.” Exercisable stock options are deemed outstanding for purposes of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

(3)           Based on Form 4 filed with the Securities and Exchange Commission on April 17, 2008 (the “Form 4”) by Mr. Kellogg.  According to Amendment No. 1 to a Schedule 13D filed by Mr. Kellogg and IAT Reinsurance Company Ltd.  (“IAT”) on June 27, 2007 (the “Schedule 13D”) with respect to an aggregate of 7,695,178 shares then reported: (i) Mr. Kellogg is the sole owner of the voting stock of IAT and is a director, President and CEO of IAT; (ii) as of April 26, 2007, 7,615,178 shares were held by IAT (8,797,000 as of April 16, 2008 according to the Form 4, as to which shares Mr. Kellogg disclaims beneficial ownership) and its wholly-owned subsidiaries, 100,000 shares were held by a foundation controlled by Mr. Kellogg and his wife, and 80,000 shares were held by companies controlled by Mr. Kellogg; and (iii) Mr. Kellogg had sole power to vote or direct the vote of, dispose of or direct the disposal of all but 100,000 of the shares reported in the Schedule 13D, as to which he had such shared voting and investment power.  According to the Form 4, as of April 16, 2008, Mr. Kellogg directly held 203,000 of the 9,000,000 shares reported as beneficially owned.

 (4)           As to 110,503 of such shares, Dr. Howard is a managing member and the owner of 23% of the member interests of a limited liability company of which Dr. Howard’s daughter owns the other 77% of member interests.  As to 182,195 of such shares, Dr. Howard is the owner and a managing member of 20% of the member interests of another limited liability company of which Dr. Howard’s daughter and son own the other 80% of member interests.  Accordingly, Dr. Howard has shared voting and investment power over the shares held by such limited liability companies.  The shares in the table for Dr. Howard also includes 65,000 shares subject to exercisable stock options, 35,000 shares held by Dr. Howard’s wife, including 13,500 shares she holds as custodian for minor children, and 9,625 shares held by Dr. Howard’s daughter.  As to all such shares held by Dr. Howard’s wife and daughter, Dr. Howard may be deemed to have shared voting and investment power.

(5)           Includes 400,000 shares issuable pursuant to exercisable stock options.

(6)           Includes 260,092 shares issuable pursuant to exercisable stock options.

(7)           Includes 62,500 shares issuable pursuant to exercisable stock options and 3,000 shares held of record by Mr. Ebenstein’s child with respect to which Mr. Ebenstein disclaims any beneficial ownership interest.

(8)           Includes 45,000 shares issuable pursuant to exercisable stock options.

(9)           Consists of shares issuable pursuant to exercisable stock options.

(10)           Includes 62,500 shares issuable pursuant to exercisable stock options.

(11)           Includes 57,500 shares issuable pursuant to exercisable stock options.

(12)           Consists of shares issuable pursuant to exercisable stock options.

(13)           Includes 150,000 shares issuable pursuant to exercisable stock options.

(14)           Consists of shares issuable pursuant to exercisable stock options.

(15)           Includes 65,000 shares issuable pursuant to exercisable stock options.  The number of outstanding shares beneficially owned is based on a Form 4 filed by Mr. Bouchard on January 4, 2006.

(16)           Consists of shares issuable pursuant to exercisable stock options.

(17)           Includes 1,075,925 shares issuable pursuant to exercisable stock options.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 29, 2007, with respect to shares of the Company’s Common Stock authorized for issuance under awards made under equity compensation plans, including the Company’s 1988 Stock Option Plan (the “1988 Plan”), the 1991 Stock Option Plan (the “1991 Plan”), the 1994 Stock Option Plan (the “1994 Plan”), the 1997 Interim Stock Option Plan (the “1997 Plan”), the 1998 Stock Option Plan (the “1998 Plan”), the 2003 Stock Option and Incentive Plan of Presstek, Inc.  (the “2003 Plan”), the Non-Employee Director Stock Option Plan (the “Director Plan”) and the 2002 Employee Stock Purchase Plan (the “ESPP”).  Except for the 1997 Plan and a non-plan option grant to our Chief Executive Officer described below, each of the foregoing equity compensation plans has been approved by the stockholders of the Company.  As of  December 29, 2007, no awards were permitted to be made under the 1988 Plan, the 1991 Plan, the 1994 Plan, the Director Plan or the 1997 Plan

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities) reflected in column (c)

Plan Category
Equity compensation plans approved by security holders (3)	2,760,892	(1)	$8.95	(1)	2,397,012	(2)
Equity compensation plans not approved by security holders (4)	1,055,675		6.44		--
Total	3,816,567		$8.26		2,397,012	(2)

(1)           Excludes purchase rights accruing as of December 29, 2007 under the ESPP.

(2)           Includes shares available for future issuance under the 1998 Plan, the 2003 Plan and the ESPP.  As of December 29, 2007, an aggregate of 703,337 shares of Common Stock were available for issuance pursuant to the ESPP.  Under the ESPP, each eligible employee may purchase up to 750 shares of Common Stock each quarterly purchase period at a purchase price per share equal to 85% of the lower of the fair market value (as defined in the ESPP) of Common Stock on the first or last trading day of a purchase period.

(3)           Consists of the 1988 Plan, the 1991 Plan, the 1994 Plan, the 1998 Plan, the 2003 Plan, the Director Plan and the ESPP.

(4)           Consists of 55,675 shares issuable under awards made under the 1997 Plan and the grant of a non-plan stock option exercisable for 1,000,000 shares of Common Stock to Mr. Jacobson pursuant to Nasdaq Rule 4350(i)(1)(A)(iv) as an inducement material to Mr. Jacobson entering into employment with the Company.   As required by SEC rules, since the 1997 Plan and the non-plan stock option were not approved by stockholders, information on such plan and option is set forth below.

1997 Interim Stock Option Plan

The 1997 Plan was adopted for the purpose of granting non-statutory options to any person that the Board believed had contributed, or who would contribute, to the success of the Company or its subsidiaries, including directors, officers, employees, independent agents, consultants and attorneys.  A total of 250,000 shares of Common Stock were initially reserved for issuance under the 1997 Plan.  The Company’s ability to make additional option grants under the 1997 Plan terminated on September 22, 2002; however, the Plan continues to govern the options still outstanding under the 1997 Plan, all of which are fully vested.  Pursuant to the terms of the plan, the price per share relating to each option granted under the 1997 Plan was established at the time of grant by the Board (or a committee thereof appointed to administer the plan); provided that the exercise price was not to be less than 100% of the fair market value per share of Common Stock on the date of grant.  The 1997 Plan provides for adjustment of any outstanding options to prevent dilution or enlargement of rights, including adjustments in the event of changes in the outstanding Common Stock by reason of stock dividends, split-ups, recapitalizations, mergers, consolidations, combinations or exchanges of shares, separations, reorganizations, liquidations and the like.

Except as otherwise provided by the Board, options granted under the 1997 Plan may only be transferred by will or by the laws of descent and distribution.  If an employee ceases to be employed by the Company (other than for cause or by death or disability), no further installments of the options granted to such employee under the 1997 Plan shall become exercisable, and such options shall, to the extent exercisable on the date of termination, remain exercisable for a period of 30 days following the date of termination.  If an employee is terminated for cause or voluntarily leaves the employ of the Company without the Company’s consent, options granted to such employee under the 1997 Plan shall automatically terminate and will no longer be exercisable.  Upon termination of employment by reason of death, options granted to such employee under the 1997 Plan may be exercised, to the extent exercisable on the date of death, by the employee beneficiary, at any time within one year after the date of the employee’s death.  In the event employment is terminated by reason of disability, options granted to such employee under the 1997 Plan shall, to the extent exercisable on the date of termination, remain exercisable for a period of 30 days following the date of termination.  Notwithstanding any of the foregoing, no option granted under the 1997 Plan shall remain exercisable beyond the specified termination date of such option.

2007 Option Grant to Mr. Jacobson

Information regarding the terms of the non-plan option grant made to Mr. Jacobson set forth in note (4) to the Grants Of Plan-Based Awards In Fiscal 2007 table above in the “Executive Compensation” section of Item 11 of Form 10-K, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

RELATED PERSON TRANSACTIONS

Mr. Ebenstein, who has been a director of the Company since November 1999, is a partner of the law firm of Amster, Rothstein & Ebenstein LLP and shares in the profits of that firm.  During the fiscal year ended December 29, 2007, the Company paid $1,100,000 in legal fees and expenses to Amster, Rothstein & Ebenstein LLP for services related to representing the Company on various intellectual property matters.  With regard to approval of related person transactions, the Company’s practice is to refer any proposed related person transaction to our Audit Committee for consideration and approval.

BOARD OF DIRECTORS AND COMMITTEE INDEPENDENCE

The Board has determined, in accordance with Nasdaq Marketplace Rule 4200(a)(15), that each of the following directors is an “independent director” as such term is defined in Nasdaq listing standards: Messrs. Ebenstein, Moffitt, Mullaney, Rappaport, Steenburgh, Waite and Dr. Howard.  The Board of Directors has also determined that each member of the three standing committees of the Board met the independence requirements applicable to those committees prescribed by Nasdaq.  Because Mr. Dreyer received substantial additional compensation as a director for significant additional responsibilities he performed for the Company during the transition to a new executive team in 2007, the Board determined that Mr. Dreyer should not be considered independent at this time.

Item 14.  Principal Accountant Fees and Services

INDEPENDENT AUDITOR FEES

Set forth below are the fees billed to the Company by KPMG LLP for the fiscal periods indicated.

	Fiscal 2007	Fiscal 2006
Audit Fees (1)(2)	$1,800,000	$1,418,000
Audit-Related Fees	--	--
Tax Fees (3)	--	12,000
All Other Fees	--	--

Total Fees	$1,800,000	$1,430,000

(1)   Audit Fees consist of fees for professional services provided in connection with the integrated audit of the Company’s financial statements and internal control over financial reporting, and review of financial statements included in Forms 10-Q, and includes services that generally only the external auditor can reasonably provide, such as attest services, consents and assistance with and review of documents filed with the SEC.

(2) Fiscal 2006 fees have been adjusted for billings that were finalized and billed during 2007 for approximately $530,000.

(3) Tax Fees include fees for the review of the annual income tax returns for fiscal 2006.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.  The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  (1) Financial Statements

The consolidated financial statements of the Company are listed in the index under Part II, Item 8, of this Annual Report on Form 10-K.

(2) Financial Statement Schedule

The following financial statement schedule is filed as part of this report under Schedule II (Valuation and Qualifying Accounts and Reserves) for the 2005 – 2007 fiscal years.  All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is contained in the consolidated financial statements, or notes thereto, included herein.

(3) Exhibits

The exhibits that are filed with this Annual Report on Form 10-K, or that are incorporated herein by reference, are set forth in the Exhibit Index hereto, which index is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESSTEK, INC.

/s/ Jeffrey Jacobson
Jeffrey Jacobson
President and Chief Executive Officer
Date:  April 30, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jeffrey Jacobson
Jeffrey Jacobson	President, Chief Executive Officer and Director
(Principal Executive Officer)
/s/ Jeffrey A. Cook
Jeffrey A. Cook	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Wayne L. Parker
Wayne L. Parker	Vice President - Corporate Controller
(Principal Accounting Officer)
/s/ John W. Dreyer
John W. Dreyer	Chairman of the Board

/s/ Daniel S. Ebenstein, Esq.
Daniel S. Ebenstein, Esq.	Director

/s/ Dr. Lawrence Howard
Dr. Lawrence Howard	Director

/s/ Michael D. Moffitt
Michael D. Moffitt	Director

/s/ Steven N. Rappaport
Steven N. Rappaport	Director

/s/ Donald C. Waite, III
Donald C. Waite, III	Director

Exhibit Number	Description

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

10(a)**	Non-Employee Director Stock Option Plan. (Previously filed as Exhibit 10.0 to Presstek’s Form 10-K for the fiscal year ended January 2, 1999, filed March 2, 1999, hereby incorporated by reference.)

10(b)**	1998 Stock Incentive Plan. (Previously filed as Exhibit A to Presstek’s April 23, 1998 Proxy Statement, filed April 24, 1998, hereby incorporated by reference.)
10(c)**
2002 Employee Stock Purchase Plan of Presstek, Inc. (Previously filed as Exhibit 4.3 to Presstek’s Registration Statement on Form S-8 filed with the Commission on August 9, 2002, hereby incorporated by reference.)

10(d)**
2003 Stock Option and Incentive Plan of Presstek, Inc. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, filed August 12, 2003, hereby incorporated by reference.)

10(e)*
OEM Consumables Supply Agreement by and between Presstek, Inc. and Heidelberg Druckmaschinen, AG., dated July 1, 2003. (Previously filed as Exhibit 10.1 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)

10(f)*
OEM Consumables Supply Agreement by and between Presstek, Inc. and Heidelberg U.S.A., Inc. dated July 1, 2003. (Previously filed as Exhibit 10.2 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)

10(g)
Credit Agreement by and among Presstek, Inc., Lasertel Inc., Citizens Bank New Hampshire and Keybank National Association dated October 15, 2003. (Previously filed as Exhibit 10.3 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)

Exhibit Number	Description
10(h)
Revolving Note dated October 15, 2003 made by Presstek, Inc. in favor of Citizens Bank New Hampshire. (Previously filed as Exhibit 10.4 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)

10(i)
Revolving Note dated October 15, 2003 made by Presstek, Inc. in favor of Keybank National Association. (Previously filed as Exhibit 10.5 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)

10(j)
Term Note dated October 15, 2003 made by Presstek, Inc. in favor of Citizens Bank New Hampshire. (Previously filed as Exhibit 10.6 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)

10(k)
Term Note dated October 15, 2003 made by Presstek, Inc. in favor of Keybank National Association. (Previously filed as Exhibit 10.7 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)

10(l)
Swing Line Note dated October 15, 2003 made by Presstek, Inc. in favor of Citizens Bank New Hampshire. (Previously filed as Exhibit 10.8 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)

10(m)
Security Agreement by and between Presstek, Inc. and Citizens Bank New Hampshire dated October 15, 2003. (Previously filed as Exhibit 10.9 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)

10(n)
Security Agreement by and between Lasertel, Inc. and Citizens Bank New Hampshire dated October 15, 2003. (Previously filed as Exhibit 10.10 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)

10(o)
Security Agreement (Intellectual Property) by and between Presstek, Inc. and Citizens Bank New Hampshire dated October 15, 2003. (Previously filed as Exhibit 10.11 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)

10(p)
Security Agreement (Intellectual Property) by and between Lasertel, Inc. and Citizens Bank New Hampshire dated October 15, 2003. (Previously filed as Exhibit 10.12 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)

10(q)
Mortgage and Security Agreement between Presstek, Inc. and Citizens Bank New Hampshire dated October 15, 2003. (Previously filed as Exhibit 10.13 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)

10(r)
Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and among Presstek, Inc., First American Title Insurance Company and Citizens Bank New Hampshire dated October 15, 2003. (Previously filed as Exhibit 10.14 to Presstek’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, filed November 12, 2003, hereby incorporated by reference.)

10(s)
Debtor-in-Possession Revolving Credit Agreement by and among A.B. Dick Company, Paragon Corporate Holdings, Inc., KeyBank National Association and Presstek, Inc. dated July 13, 2004 (Previously filed as Exhibit 10.1 to Presstek’s Form 8-K filed on July 13, 2004, hereby incorporated by reference)

10(t)
Amended and Restated Credit Agreement among the Company, the Guarantors, Citizens Bank New Hampshire, KeyBank National Association and Bank North N.A. dated November 5, 2004 (Previously filed as Exhibit 99.1 to Presstek’s Form 8-K filed on November 12, 2004, hereby incorporated by reference)

Exhibit Number	Description

10(u)**	Employment Agreement by and between Presstek, Inc. and Jeffrey Cook dated February 27, 2007 (Filed herewith.)
10(v)**
Nonqualified Stock Option Agreement by and between Presstek, Inc. and Jeffrey Cook dated February 27, 2007 (Previously filed as Exhibit 99.2 to Presstek’s Form 8-K, filed March 2, 2007, hereby incorporated by reference.)

10(w)**
Employment Agreement by and between Presstek, Inc. and Jeffrey Jacobson dated May 10, 2007 (Previously filed as Exhibit 10.2 to Presstek’s Form 10-Q, filed May 14, 2007, hereby incorporated by reference.)

10(x)**
Non Plan, Nonqualified Stock Option Agreement by and between Presstek, Inc. and Jeffrey Jacobson dated May 10, 2007 (Previously filed as Exhibit 10.3 to Presstek’s Form 10-Q, filed May 15, 2007, hereby incorporated by reference.)

10(y)**	Letter Agreement by and between Presstek, Inc. and Moosa E. Moosa dated July 13, 2007. (Filed herewith.)
10(z)**	Form of Stock Option Agreement under 2003 Stock Option and Incentive Plan of Presstek, Inc. (Filed herewith.)
10(aa)**	Letter Agreement by and between Presstek, Inc. and Peter Bouchard dated December 7, 2007. (Filed herewith.)
21.1	Subsidiaries of the Registrant (filed herewith.)
23.1	Consent of KPMG LLP (filed herewith.)
23.2	Consent of BDO Seidman, LLP (filed herewith.)
31.1	Certification of Chief Executive Officer Pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended (filed herewith.)
31.2	Certification of Chief Financial Officer Pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended (filed herewith.)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith.)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith.)
__________

*	The SEC has granted Presstek’s request of confidential treatment with respect to a portion of this exhibit.

**	Denotes management employment contracts or compensatory plans.