Form 10-Q
period 2008-03-29
PRESSTEK INC /DE/
filed 2008-05-13
CIK 846876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-17541

PRESSTEK, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	02-0415170 (I.R.S. Employer Identification No.)

2 Greenwich Office Park, Suite 300, Greenwich, Connecticut (Address of Principal Executive Offices)	06831 (Zip Code)

Registrant’s telephone number, including area code (203) 485-7523

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):
Large accelerated filer ☐         Accelerated filer ☑          Non-accelerated filer ☐        Smaller reporting company ☐
                                        (do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑

As of May 9, 2008, there were 36,583,914 shares of the Registrant’s Common Stock, $0.01 par value, outstanding.

PRESSTEK, INC.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PRESSTEK, INC.AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)
	March 29,	December 29,
	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$6,642	$13,249
Accounts receivable, net	37,885	42,879
Inventories, net	52,508	49,084
Assets of discontinued operations	12	15
Deferred tax assets	6,740	6,740
Other current assets	5,375	4,666
Total current assets	109,162	116,633

Property, plant and equipment, net	36,527	38,023
Goodwill	19,891	19,891
Intangible assets, net	5,993	6,287
Deferred income taxes	11,199	11,124
Other noncurrent assets	555	869

Total assets	$183,327	$192,827

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligation	$7,025	$7,035
Line of credit	15,000	20,000
Accounts payable	17,655	18,603
Accrued expenses	22,961	23,713
Deferred revenue	5,775	7,196
Liabilities of discontinued operations	686	888
Total current liabilities	69,102	77,435

Long-term debt and capital lease obligation, less current portion	6,750	8,500

Total liabilities	75,852	85,935

Commitments and contingencies (See Note 19)

Stockholders' equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized, 36,583,914 and
36,565,474 shares issued and outstanding at March 29, 2008 and
December 29, 2007, respectively	366	366
Additional paid-in capital	116,410	115,884
Accumulated other comprehensive income	871	1,032
Retained earnings	(10,172)	(10,390)
Total stockholders' equity	107,475	106,892

Total liabilities and stockholders' equity	$183,327	$192,827

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)
(Unaudited)

	Three months ended
	March 29,	March 31,
	2008	2007

Revenue
Product	$43,027	$55,236
Service and parts	9,404	9,916
Total revenue	52,431	65,152

Cost of revenue
Product	27,394	38,946
Service and parts	6,926	7,698
Total cost of revenue	34,320	46,644

Gross profit	18,111	18,508

Operating expenses
Research and development	1,552	1,634
Sales, marketing and customer support	7,600	9,864
General and administrative	7,143	6,254
Amortization of intangible assets	351	707
Restructuring and other charges	635	335
Total operating expenses	17,281	18,794

Operating income (loss)	830	(286)
Interest and other income (expense), net	(718)	(897)

Income (loss) from continuing operations before income taxes	112	(1,183)
Provision (benefit) for income taxes	(79)	(317)

Income (loss) from continuing operations	191	(866)
Income (loss) from discontinued operations, net of tax	27	(112)

Net income (loss)	$218	$(978)

Earnings (loss) per share - basic
Income (loss) from continuing operations	$0.01	$(0.03)
Loss from discontinued operations	$0.00	$(0.00)
	$0.01	$(0.03)

Earnings (loss) per share - diluted
Income (loss) from continuing operations	$0.01	$(0.03)
Loss from discontinued operations	$0.00	$(0.00)
	$0.01	$(0.03)

Weighted average shares outstanding
Weighted average shares outstanding - basic	36,568	35,663
Dilutive effect of options	8	-
Weighed average shares outstanding - diluted	36,576	35,663

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	March 29,	March 31,
	2008	2007
Operating activities
Net income (loss)	$218	$(978)
Add (income) loss from discontinued operations	(27)	112
Income (loss) from continuing operations	191	(866)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,672	1,729
Amortization of intangible assets	351	708
Restructuring and other charges	166	-
Provision for warranty costs	207	405
Provision for accounts receivable allowances	46	54
Stock compensation expense	442	306
Deferred income taxes	(75)	(254)
Loss on disposal of assets	3	30
Changes in operating assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	5,251	(3,734)
Inventories	(3,427)	(6,556)
Other current assets	(708)	(792)
Other noncurrent assets	35	27
Accounts payable	(954)	1,819
Accrued expenses	(1,392)	5
Restructuring and other charges	469	335
Deferred revenue	(1,433)	42
Net cash provided by (used in) operating activities	844	(6,742)

Investing activities
Purchase of property, plant and equipment	(353)	(1,330)
Business acquisitions, net of cash acquired	-	(38)
Investment in patents and other intangible assets	(57)	(3)
Net cash used in investing activities	(410)	(1,371)

Financing activities
Net proceeds from issuance of common stock	84	92
Repayments of term loan and capital lease	(1,760)	(1,757)
Net borrowings (repayments) under line of credit agreement	(5,000)	7,000
Net cash provided by (used in) financing activities	(6,676)	5,335

Cash provided by (used in) discontinued operations
Operating activities	(172)	(789)
Investing activities	-	-
Financing activites	-	-
Net cash used in discontinued operations	(172)	(789)

Effect of exchange rate changes on cash and cash equivalents	(193)	(171)

Net decrease in cash and cash equivalents	(6,607)	(3,738)
Cash and cash equivalents, beginning of period	13,249	9,449
Cash and cash equivalents, end of period	$6,642	$5,711

Supplemental disclosure of cash flow information
Cash paid for interest	$724	$762
Cash paid for income taxes	$51	$163

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2008
(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements of Presstek, Inc. and its subsidiaries (“Presstek,” the “Company,” “we” or “us”) contain all adjustments, including normal recurring adjustments, necessary to present fairly Presstek’s financial position as of March 29, 2008 and December 29, 2007, its results of operations for the three months ended March 29, 2008 and March 31, 2007 and its cash flows for the three months ended March 29, 2008 and March 31, 2007, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the interim reporting requirements of Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

The results of the three months ended March 29, 2008 are not necessarily indicative of the results to be expected for the year ended January 3, 2009.  The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 30, 2008.

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

The Company operates and reports on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the thirteen week periods ended March 29, 2008 (the “first quarter of fiscal 2008” or the “three months ended March 29, 2008”) and March 31, 2007 (the “first quarter of fiscal 2007” or the “three months ended March 31, 2007”).

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

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 29, 2008
(Unaudited)

Approximately 3,750,000 and 2,275,000 options to purchase common stock were excluded from the calculation of diluted earnings (loss) per share for the three months ended March 29, 2008 and March 31, 2007, respectively, as their effect would be antidilutive.

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

Gains and losses arising from foreign currency transactions are reported as a component of Interest and other income (expense), net in the Company’s Consolidated Statements of Operations.  The Company recorded losses on foreign currency transactions of approximately $0.2 million for both of the three months ended March 29, 2008 and March 31, 2007.

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

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, which was filed with the SEC on April 30, 2008.  There were no significant changes to the Company’s critical accounting policies during the three months ended March 29, 2008.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 29, 2008
(Unaudited)

Recent Accounting Pronouncements

As of December 30, 2007, the company has adopted SFAS No. 157 Fair Value Measurements ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities.  The Financial Accounting Standards Board has subsequently issued FASB Staff Position No FAS 157-2, which grants a one-year delay for FAS 157 on the fair value measurement for nonfinancial assets and nonfinancial liabilities for fiscal years beginning after November 15, 2008. At this time, we have adopted the FAS 157 as it relates to our financial assets and liabilities only. The adoption of SFAS 157 did not have a material impact on our consolidated results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of this statement are required to be applied prospectively. The Company adopted SFAS 159 in the first quarter of 2008. There was no significant impact to the Company’s Consolidated Financial Statements from the adoption of SFAS 159.

In June 2007, the FASB also ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities ("EITF 07-3"). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and was adopted by the Company in the first quarter of fiscal 2008. The adoption of EITF 07-3 did not have a material impact on our consolidated results of operations.

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

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 29, 2008
(Unaudited)

2. DISCONTINUED OPERATIONS

The Company accounts for its discontinued operations under the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144). Accordingly, results of operations and the related expenses associated with discontinued operations have been classified as “Loss from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations. Assets and liabilities of discontinued operations have been reclassified and reflected on the accompanying Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations.” For comparative purposes, all prior periods presented have been reclassified on a consistent basis.

Precision Lithograining Corp. - Analog Newspaper Business
During December 2006, the Company terminated production in South Hadley, Massachusetts of Precision-branded analog plates used in newspaper applications.

Results of operations of the discontinued analog newspaper business of Precision consist of the following (in thousands, except per-share data):

	March 29, 2008	March 31, 2007
Revenue	$--	$195
Income (loss) before income taxes	46	(188)
Provision (benefit) for income taxes	19	(76)
Income (loss) from discontinued operations	$27	$(112)
Loss per share	$0.00	$(0.00)

Assets and liabilities of discontinued operations consist of the following (in thousands):

	March 29, 2008	December 29, 2007

Receivables, net	$12	$15
Total current assets	$12	$15

Accounts payable	$189	$189
Accrued expenses	497	699
Total current liabilities	$686	$888

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 29, 2008
(Unaudited)
3. FAIR VALUES OF FINANCIAL INSTRUMENTS

At March 29, 2008, the Company’s financial assets that are measured at fair value on a recurring basis are comprised of overnight investments.  The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts, of approximately $2.2 million at March 29, 2008, in cash and cash equivalents on the consolidated balance sheet using quoted prices in active markets for identical assets (Level 1) which is equal to a net value of 1:1 for each dollar invested.

The Company adopted SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities in the first quarter of fiscal 2008, which did not have a material impact on the Company’s consolidated financial statements. In accordance with FASB Staff Position (“FSP FAS”) 157-2, Effective Date of FASB Statement No. 157, the Company has deferred application of SFAS No. 157 until January 4, 2009, the beginning of the next fiscal year, in relation to nonrecurring nonfinancial assets and nonfinancial liabilities including goodwill impairment testing, asset retirement obligations, long-lived asset impairments and exit and disposal activities.

4.  ACCOUNTS RECEIVABLE, NET

The components of Accounts receivable are as follows (in thousands):

	March 29, 2008	December 29, 2007

Accounts receivable	$40,680	$45,812
Less allowances	(2,795)	(2,933)
	$37,885	$42,879

5.  INVENTORIES

The components of Inventories are as follows (in thousands):

	March 29, 2008	December 29, 2007

Raw materials	$3,783	$5,083
Work in process	7,561	6,615
Finished goods	41,164	37,386
	$52,508	$49,084

During the three months ended March 29, 2008 and March 31, 2007, the Company disposed of $0.8 million and $0.2 million, respectively, of excess and obsolete inventories.  The inventories disposed were primarily comprised of machine components and repair parts relating to technology that is no longer produced or serviced by the Company, and had a net realizable value of $0 as of December 29, 2007 and December 30, 2006, respectively.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 29, 2008
(Unaudited)

6.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of Property, plant and equipment, net, are as follows (in thousands):

	March 29, 2008	December 29, 2007

Land and improvements	$2,286	$2,286
Buildings and leasehold improvements	29,699	29,968
Production and other equipment	57,449	57,197
Office furniture and equipment	7,514	7,615
Construction in process	2,979	2,930
Total property, plant and equipment, at cost	99,927	99,996
Accumulated depreciation and amortization	(63,400)	(61,973)
Net property, plant and equipment	$36,527	$38,023

Construction in process is generally related to production equipment and information technology systems not yet placed into service.  The amount reported at March 29, 2008 includes $2.1 million related to a new service management system, which the Company purchased in the first quarter of fiscal 2006 and is in the process of implementing.  The Company is capitalizing all applicable costs in accordance with AICPA Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, and estimates that the total cost of implementation will approximate $2.5 million.

Property, plant and equipment at March 29, 2008 and December 29, 2007 includes $110,000 of office furniture and equipment and related accumulated depreciation of $86,000 and $77,000, respectively, associated with a capital lease.

The Company recorded depreciation expense of $1.7 million in both of the first quarters of fiscal 2008 and fiscal 2007.  Under the Company’s financing arrangements (see Note 8), all property, plant and equipment are pledged as security.

7.  INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of patents, intellectual property, license agreements, loan origination fees and certain identifiable intangible assets resulting from business combinations, including trade names, customer relationships, non-compete covenants and software licenses.

The Company commences amortization of capitalized costs related to either patents or purchased intellectual property at the time the respective asset has been placed into service.  At both March 29, 2008 and December 29, 2007, the Company had recorded $0.5 million related to patents and intellectual property not yet in service.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 29, 2008
(Unaudited)

The components of the Company’s identifiable intangible assets are as follows (in thousands):

	March 29, 2008		December 29, 2007
	Cost	Accumulated amortization	Cost	Accumulated amortization

Patents and intellectual property	$11,093	$8,131	$11,038	$7,923
Trade names	2,360	2,360	2,360	2,360
Customer relationships	4,583	2,081	4,583	1,986
Software licenses	450	450	450	450
License agreements	895	471	750	296
Non-compete covenants	100	100	100	100
Loan origination fees	332	227	332	211
	$19,813	$13,820	$19,613	$13,326

The Company recorded amortization expense for its identifiable intangible assets of $0.4 million and $0.7 million in the first quarters of fiscal 2008 and fiscal 2007, respectively.  Estimated future amortization expense for the Company’s identifiable intangible assets in service at March 29, 2008, is as follows (in thousands):

Remainder of fiscal 2008	$1,045
Fiscal 2009	$1,262
Fiscal 2010	$1,137
Fiscal 2011	$846
Fiscal 2012	$512
Fiscal 2013	$380
Thereafter	$317

The carrying amount of goodwill recorded by the Company’s Presstek reporting unit was $19.9 million at March 29, 2008.  There have been no changes to this amount since December 29, 2007.

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

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 29, 2008
(Unaudited)

8.  FINANCING ARRANGEMENTS

The components of the Company’s outstanding borrowings at March 29, 2008 and December 29, 2007 are as follows (in thousands):

	March 29, 2008	December 29, 2007

Term loan	$13,750	$15,500
Line of credit	15,000	20,000
Capital lease obligation	25	35
	28,775	35,535
Less current portion	(22,025)	(27,035)
Long-term debt	$6,750	$8,500

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

At March 29, 2008 and December 29, 2007, the Company had outstanding balances on the Revolver of $15.0 million and $20.0 million, respectively, with interest rates of 5.2% and 7.5%, respectively.  At March 29, 2008, there were $1.3 million of outstanding letters of credit, thereby reducing the amount available under the Revolver to $28.7 million at that date.

The Term Loan requires quarterly principal payments of $1.75 million, with a final settlement of all remaining principal and unpaid interest on November 4, 2009.  At March 29, 2008 and December 29, 2007, outstanding balances under the Term Loan were $13.7 million and $15.5 million, respectively, with interest rates of 5.2% and 7.5%, respectively.

The weighted average interest rate on the Company’s short-term borrowings was 5.2% at March 29, 2008.

Under the terms of the Revolver and the Term Loan, the Company is required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA (a non-U.S. GAAP measurement that the Company defines as earnings before interest, taxes, depreciation, amortization, and restructuring and other charges) and minimum fixed charge coverage covenants.  At March 29, 2008, the Company was in compliance with all financial covenants.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 29, 2008
(Unaudited)

On November 23, 2005, the Company acquired equipment of $110,000 qualifying for capital lease treatment.  The equipment is reflected in property, plant and equipment and the current and long-term principal amounts of the lease obligation are included in current and long-term debt and capital lease obligations in the Company’s Consolidated Balance Sheets.

The Company’s Term Loan principal repayment commitments and capital lease principal repayment commitments are as follows (in thousands):

Remainder of 2008	$20,275
2009	$8,500

The amounts above do not reflect interest payments on any outstanding principal balances for the Revolver and Term Loan because the interest rates on these financing arrangements are not fixed.

9.  ACCRUED EXPENSES

The components of the Company’s accrued expenses are as follows (in thousands):

	March 29, 2008	December 29, 2007

Accrued payroll and employee benefits	$5,035	$5,809
Accrued warranty	3,351	3,534
Accrued restructuring	1,262	1,592
Accrued royalties	408	432
Accrued income taxes	780	569
Accrued legal	5,957	5,815
Accrued professional fees	2,304	2,545
Other	3,864	3,417
	$22,961	$23,713

10.  ACCRUED WARRANTY

Product warranty activity in the first three months of fiscal 2008 is as follows (in thousands):

Balance at December 29, 2007	$3,534
Accruals for warranties	207
Utilization of accrual for warranty costs	(390)
Balance at March 29, 2008	$3,351

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 29, 2008
(Unaudited)

11.  DEFERRED REVENUE

The components of deferred revenue are as follows (in thousands):

	March 29, 2008	December 29, 2007

Deferred service revenue	$5,548	$6,718
Deferred product revenue	227	478
	$5,775	$7,196

12.  RESTRUCTURING AND OTHER CHARGES

In the first quarter of fiscal 2008, the Company recognized $0.6 million in restructuring and other charges related to severance and separation costs under the consolidation efforts of the Business Improvement Plan (“BIP”) that was introduced in the third quarter of fiscal 2007.

The activity for the first three months of fiscal 2008 related to the Company’s restructuring accruals is as follows (in thousands):
	Balance December 29, 2007	Charged to expense	Utilization	Balance March 29, 2008

Lease termination and other costs	$--	$419	$(212)	$207
Executive contractual obligations	904	--	(262)	642
Severance and fringe benefits	688	216	(491)	413
	$1,592	$635	$(965)	$1,262

13.  STOCK-BASED COMPENSATION

The Company has equity incentive plans that are administered by the Compensation and Stock Plan Committee of the Board of Directors (the “Committee”). The Committee oversees and approves which employees receive grants, the number of shares or options granted and the exercise prices and other terms of the awards.

1998 Stock Option Plan

The 1998 Stock Incentive Plan (the “1998 Incentive Plan”) provides for the award of stock options, restricted stock, deferred stock, and other stock based awards to officers, directors, employees, and other key persons (collectively “awards”). A total of 3,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan. Any future options granted under the 1998 Incentive Plan will become exercisable upon the earlier of a date set by the Board of Directors or Committee at the time of grant or the close of business on the day before the tenth anniversary of the stock options’ date of grant. Any future options granted as incentive stock options, or ISO’s, become exercisable the day before the fifth anniversary of the date of grant. At March 29, 2008, there were 510,000 options outstanding and 1,540,200 shares available for future grants under the 1998 Incentive Plan. The options will expire at various dates as prescribed by the individual option grants. This plan expired on April 6, 2008 and therefore no options will be granted under this plan after this date.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 29, 2008
(Unaudited)

2003 Stock Option Plan

The 2003 Stock Option and Incentive Plan (the “2003 Plan”) provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including those directors who are not an employee or officer of the Company, such directors being referred to as non-employee Directors), consultants and advisors of the Company and its subsidiaries. The 2003 Plan provides for an automatic annual grant of 7,500 stock options to all active Non-Employee Directors and an option to purchase 25,000 shares is granted to newly elected non-employee directors, all of which vest over a one year period. Additional grants may be awarded at the discretion of the Board of Directors or Committee, and on April 7, 2005, effective for fiscal 2005 forward, the Company’s Board of Directors approved an additional annual grant of 7,500 options to re-elected non-employee directors. A total of 2,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under the 2003 Plan. For the three months ended March 29, 2008, no options were issued under the 2003 Plan. There were 483,333 options issued under the 2003 Plan for the three months ended March 31, 2007.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) is designed to provide eligible employees of the Company and its participating U.S. subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three-month offering period, whichever is lower. All employees of the Company or participating subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the Company’s common stock are eligible to participate in the ESPP. A total of 950,000 shares of the Company’s common stock, subject to adjustment, have been reserved for issuance under this plan. The Company issued 18,926 shares and 17,987 shares of common stock under its ESPP for the three months ended March 29, 2008 and March 31, 2007, respectively.

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

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 29, 2008
(Unaudited)

Stock based compensation expense for the three months ended March 29, 2008 and March 31, 2007 is as follows (in thousands):
	Three months ended
Stock option plan	March 29, 2008	March 31, 2007

2003 Plan	$257	$290
1998 Plan	43	--
ESPP	13	16
Restricted Stock	--	--
Non-plan, non-qualified	129	--

Total	$442	$306

As of March 29, 2008, there was $3.0 million of unrecognized compensation expense related to stock option grants. The weighted average period over which the remaining unrecognized compensation expense will be recognized is 2.8 years.

Valuation Assumptions

The fair value of the rights to purchase shares of common stock under the Company’s ESPP was estimated on the commencement date of the offering period using the Black-Scholes valuation model with the following assumptions:
	Three months ended	Three months ended
	March 29, 2008	March 31, 2007

Risk-free interest rate	1.22%	4.74%
Volatility	46.35%	48.15%
Expected life (in years)	0.25	0.25
Dividend yield	--	--

Based on the above assumptions, the fair values of each stock purchase right under the Company’s ESPP for the first quarter of fiscal 2008 and 2007 was $1.07 and $1.14, respectively.

The fair value of the options to purchase common stock granted in the first quarter of fiscal 2008 and fiscal 2007 under the 2003 Plan and the 1998 Plan was estimated on the respective grant dates using the Black-Scholes valuation model with the following assumptions:

	Three months ended	Three months ended
	March 29, 2008	March 31, 2007

Risk-free interest rate	2.72%	4.45%
Volatility	52.25%	48.52%
Expected life (in years)	5.56	4.54
Dividend yield	--	--

Based on the above assumptions, the weighted average fair value of each option to purchase a share of the Company’s common stock granted in the first quarter of fiscal 2008 and fiscal 2007 under the 2003 Plan and the 1998 Plan was $2.29 and $2.78, respectively.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 29, 2008
(Unaudited)

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

Stock Option Activity

Stock option activity for the three months ended March 29, 2008 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 29, 2007	3,816,567	$8.26
Granted	35,000	$4.60
Exercised	(2,500)	$4.79
Canceled/expired	(65,425)	$8.09
Outstanding at March 29, 2008	3,783,642	$8.23	6.04 years	$47,000

Exercisable at March 29, 2008	2,568,641	$9.16	5.18 years	$47,000

During the three months ended March 29, 2008, the total intrinsic value of stock options exercised was $0.1 million.  There were no options exercised during the three month period ending March 31, 2007.

14.  INTEREST AND OTHER INCOME (EXPENSE)

The components of Interest and other income (expense), net, are as follows (in thousands):

	Three months ended
	March 29, 2008	March 31, 2007

Interest income	$46	$8
Interest expense	(661)	(762)
Other income (expense), net	(103)	(143)
	$(718)	$(897)

The amounts reported as Other income (expense), net, also include $0.2 million and $0.2 million, respectively, for losses on foreign currency transactions for the three months ended March 29, 2008 and March 31, 2007.

15.  INCOME TAXES

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.  Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 29, 2008
(Unaudited)

The Company’s tax benefit was $0.08 million and $0.3 million for the three months ended March 29, 2008 and March 31, 2007, respectively, on pre-tax income (loss) from continuing operations of $0.1 million and ($1.2) million for the respective periods.

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

	Three months ended
	March 29, 2008	March 31, 2007

Net income (loss)	$218	$(978)
Changes in accumulated other comprehensive income:
Unrealized foreign currency translation gains (losses)	(161)	(161)
Comprehensive income (loss)	$57	$(1,139)

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

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 29, 2008
(Unaudited)

Selected operating results information for each segment is as follows (in thousands):

	Three months ended
	March 29, 2008	March 31, 2007

Revenue
Presstek	$50,794	$63,463
Lasertel	2,320	3,022
Total revenue, including intersegment	53,114	66,485
Intersegment revenue	(683)	(1,333)
	$52,431	$65,152

Revenue from external customers
Presstek	$50,794	$63,463
Lasertel	1,637	1,689
	$52,431	$65,152

Operating income (loss)
Presstek	$1,717	$(172)
Lasertel	(887)	(114)
	$830	$(286)

Intersegment revenues and costs are eliminated from each segment prior to review of segment results by the Company’s management.  Accordingly, the amounts of intersegment revenues and expenses allocable to each individual segment have been excluded from the table above, except where otherwise indicated.

Asset information for the Company’s segments as of March 29, 2008 and December 29, 2007 is as follows (in thousands):

	March 29, 2008	December 29, 2007

Presstek	$170,845	$180,023
Lasertel	12,482	12,804
	$183,327	$192,827

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 29, 2008
(Unaudited)

The Company’s classification of revenue by geographic area is determined by the location of the Company’s customer.  The following table summarizes revenue information by geographic area (in thousands):

	Three months ended
	March 29, 2008	March 31, 2007

United States	$36,412	$36,911
United Kingdom	4,186	8,210
Canada	1,899	3,650
Germany	905	1,777
Japan	552	2,031
All other	8,477	12,573
	$52,431	$65,152

The Company’s long-lived assets by geographic area are as follows (in thousands):

	March 29, 2008	December 29, 2007

United States	$73,225	$77,872
United Kingdom	614	752
Canada	326	220
	$74,165	$78,844

18.  RELATED PARTIES

The Company engages the services of Amster, Rothstein & Ebenstein, a law firm of which a member of the Company’s Board of Directors is a partner.  Expenses incurred for services from this law firm were $0.7 million and $0.3 million for the three months ended March 29, 2008 and March 31, 2007, respectively.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 29, 2008
(Unaudited)

19.  COMMITMENTS AND CONTINGENCIES

Commitments & Contingencies

On October 30, 2006, a chemical was released from a mixing tank into a holding pool at our manufacturing plant in South Hadley, Massachusetts, which caused the Company to temporarily cease digital and analog aluminum plate manufacturing operations at this location.  The chemical release was contained on-site, there were no reported injuries, neighboring properties were not damaged and there were no requirements for soil or groundwater remediation.  Digital plate manufacturing was restarted on November 6, 2006.  On December 28, 2006, the Audit Committee of the Board of Directors ratified a plan to discontinue newspaper application analog plate production at the facility.  In connection with the chemical release, the Company continues to work closely with federal, state, and local agencies regulating public health and the environment to complete a full assessment of the cause and impact of this incident and bring the matter to closure.  In April and May of 2007, the Company executed consent orders and settlement arrangements with the U.S. Department of Labor - Occupational Safety and Health Administration (OSHA) and the Massachusetts Department of Environmental Protection, respectively.  Under these arrangements, the Company agrees to corrective action to ensure compliance with all applicable environmental regulations in the future.  Expenses associated with and amounts accrued for this incident as of March 29, 2008 are reflected in the financial results of discontinued operations (Note 2).  It is possible that costs in excess of amounts accrued may be incurred.  At this time, the Company has not ascertained the future liability, if any, associated with a final resolution of this matter.

The Company has change of control agreements with certain of its senior management employees that provide them with benefits should their employment with the Company be terminated other than for cause, as a result of disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time from the date of any change of control of the Company.

From time to time the Company has engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party.  In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations.  In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease.  In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”).  Generally, the Company’s liability for these recourse agreements is limited to 9.9% or less of the amount outstanding.  The maximum amount for which the Company may be liable to the financial institution for the shortfall payment was approximately $1.5 million at March 29, 2008.

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
March 29, 2008
(Unaudited)

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

In August 2007, an Arbitrator from the International Centre for Dispute Resolution issued a partial award against the Company and in favor of Reda National Company (“Reda”), a former Company distributor operating in the Middle East. Reda claimed that the Company breached an exclusive distributor agreement by entering into a distribution agreement with another party covering the same territory assigned to Reda. Reda sought damages totaling approximately $9.7 million. In the partial award the Arbitrator found that the Company had breached its agreement with Reda and found the Company liable to Reda for arbitration costs, attorneys’ fees, and incidental expenses incurred by Reda in connection with the arbitration. The Arbitrator also ordered that a further hearing would be held to determine any additional damages associated with the breach of contract. The hearing on damages was held during December 2007. On May 7, 2008 the Arbitrator issued a decision finding the Company liable to pay to Reda a total of approximately $0.8 million, representing damages, attorneys’ fees and arbitration costs.  On May 8, 2008 Reda filed a motion to correct the decision, arguing that the Arbitrator committed errors in understating the amount of one element of damages and in failing to award interest on the damage award.  The company is contesting this motion to increase the damage award and to award interest on the damages.

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

The Company has recorded its best estimate of any losses associated with these matters.

20. SUBSEQUENT EVENT

During the second quarter of fiscal 2008, the company reached an agreement to sell its Lasertel property in Tucson, Arizona, of which a portion of the facility is intended to be leased back. The company expects this transaction, subject to due diligence, to close during the third quarter of 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Statements other than those of historical fact contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the following:

•	our expectations of our financial and operating performance in 2008 and beyond;

•	the adequacy of internal cash and working capital for our operations;

•	manufacturing constraints and difficulties;

•	the introduction of competitive products into the marketplace;

•	management’s plans and goals for our subsidiaries;

•	the ability of the Company and its divisions to generate positive cash flows in the near-term, or to otherwise be profitable;

•	our ability to produce commercially competitive products;

•	the strength of our various strategic partnerships, both on manufacturing and distribution;

•	our ability to secure other strategic alliances and relationships;

•	our expectations regarding the Company’s strategy for growth, including statements regarding the Company’s expectations for continued product mix improvement;

•	our expectations regarding the balance, independence and control of our business;

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements, which involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 29, 2007, as filed with the SEC on April 30, 2008.

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

We operate and report on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31.  Accordingly, the consolidated financial statements include the financial reports for the 13-week periods ended March 29, 2008, which we refer to as the first quarter and first three months of fiscal 2008 or the three months ended March 29, 2008, and the 13-week period ended March 31, 2007, which we refer to as the first quarter and first three months of fiscal 2007 or the three months ended March 31, 2007.

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

RESULTS OF OPERATIONS

Results of operations in dollars and as a percentage of revenue were as follows (in thousands of dollars):

	Three months ended
	March 29, 2008		March 31, 2007
		% of revenue		% of revenue
Revenue
Product	$43,027	82.1	$55,236	84.8
Service and parts	9,404	17.9	9,916	15.2
Total revenue	52,431	100.0	65,152	100.0

Cost of revenue
Cost of product	27,394	52.2	38,946	59.8
Cost of service and parts	6,926	13.2	7,698	11.8
Total cost of revenue	34,320	65.4	46,644	71.6

Gross profit	18,111	34.6	18,508	28.4

Operating expenses
Research and product development	1,552	3.0	1,634	2.5
Sales, marketing and customer support	7,600	14.5	9,864	15.1
General and administrative	7,143	13.6	6,254	9.6
Amortization of intangible assets	351	0.7	707	1.1
Restructuring and other charges	635	1.2	335	0.5
Total operating expenses	17,281	33.0	18,794	28.8

Operating income (loss)	830	1.6	(286)	(0.4)

Interest and other expense, net	(718)	(1.4)	(897)	(1.4)
Provision (benefit) for income taxes	(79)	(0.1)	(317)	(0.5)

Income (loss) from continuing operations	191	0.3	(866)	(1.3)
Income (loss) from discontinued operations, net of tax	27	0.1	(112)	(0.2)
Net income (loss)	$218	0.4	$(978)	(1.5)

Three months ended March 29, 2008 compared to three months ended March 31, 2007

Revenue

Consolidated Revenue

Consolidated revenues were $52.4 million in the first quarter of 2008, a decline of $12.7 million, or 19.5%, compared to $65.2 million in the first quarter of 2007.  The decline in sales was primarily driven by reduced sales in Europe due to a disruption in operations resulting from a comprehensive business review, economic weakness in the United States, and customer anticipation of the DRUPA trade show which will take place in Germany in Q2.  Overall, sales of Presstek’s “growth” portfolio of products, defined as 34DI and 52DI digital offset solutions, the Presstek family of chemistry free CtP solutions, and Lasertel, decreased $5.2 million, or 16.6%, from $31.2 million in the first quarter of 2007 to $26.0 million in 2008.

Presstek segment equipment revenues were $13.2 million in the first quarter of 2008, a decrease of $10.3 million, or 43.8%, from the comparable prior year period.  Sales of growth portfolio DI presses declined from $15.2 million in Q1 of 2007 to $9.7 million in Q1 of 2008, a reduction of 36.1%, due to lower press sales in Europe.  In addition, sales of DI kits declined from $0.9 million in the first quarter of 2007 to zero in the first quarter of 2008.  Sales of our remaining growth portfolio of equipment, Dimension and Vector TX52 platesetters, declined from $3.4 million in the first quarter of 2007 to $2.8 million in 2008, a decrease of 18.2%, due in part to the company’s continued emphasis on marketing higher margin DI presses.  Equipment sales of our “traditional” line of products, defined as QMDI presses, polyester CtP platesetters, and conventional equipment, were all lower in the first quarter of 2008 compared to 2007 due to the ongoing transition of our customer base from analog to digital technologies.  Revenues from our traditional line of equipment products declined from $5.1 million in 2007 to $1.6 million in 2008, a decrease of 69.1%.  As a percentage of total equipment revenue within the Presstek segment, net sales of growth portfolio equipment products increased from 83.3% of revenue in Q1 2007 to 95.2% in 2008.

Revenue for the Lasertel segment was $2.3 million in the first quarter of 2008, a decrease of $0.7 million, or 23.2%, from the comparable prior year period.  The decrease was the result of delayed orders from external customers, as well as a decline in sales to the Presstek segment.

Consumables product revenues declined from $30.1 million in the first quarter of 2007 to $28.2 million in the first quarter of 2008, a decrease of 6.3%.  The decline was due primarily to lower sales of our traditional products resulting from the continuing migration of our customer base from analog to digital solutions.  Total sales of Presstek’s “traditional” portfolio of consumable products declined from $21.2 million in the first quarter of 2007 to $18.2 million in the first quarter of 2008, a decrease of 14.1%, driven primarily from lower sales of QMDI plates and conventional consumables.  Partially offsetting this decline were sales of Presstek’s “growth” portfolio of consumables, defined as 52DI, 34DI, and chemistry-free CtP plates, which grew from $8.9 million in 2007 to $10.0 million in 2008, an increase of 12.0%.  Sales of 52DI and 34DI plates increased by $1.5 million, or 37.6%, from $4.0 million in the first quarter of 2007 to $5.5 million in 2008.

Service and parts revenues were $9.4 million in the first quarter of fiscal 2008, reflecting a decrease of $0.5 million, or 5.2%, from the comparable prior year period.  The decrease is due primarily to lower billable service and parts revenue resulting from the transition of our customer base from analog to digital solutions which, in the short term, is having a negative impact on sales.  Contract service revenues, which had been declining for some time due to the shift away from our less profitable legacy service contract base, were essentially flat compared to Q1 of 2007.

Cost of Revenue

Consolidated cost of product, consisting of costs of material, labor and overhead, shipping and handling costs and warranty expenses, was $27.4 million in the first quarter of fiscal year 2008, compared to $38.9 million in the first quarter of fiscal year 2007, a decrease of 29.7%.  The decrease was due primarily to lower revenues, lower costs resulting from the positive impact of our business improvement plan, “BIP”, and lower freight costs due in part to $0.4 million of expense incurred in the first quarter of 2007 resulting from a refinement in freight cost estimates.  Favorable results from the BIP include improved efficiencies and yields in our South Hadley plate manufacturing operation, lower overall freight costs, and procurement initiatives which have resulted in lower product costs.

Consolidated cost of service and parts was $6.9 million in the first quarter of fiscal year 2008, compared to $7.7 million in the same prior year period.  These amounts represent the costs of spare parts, labor and overhead associated with the ongoing service of products.  The reduction in overall cost is principally due to the termination of service personnel in North America, an element of our BIP intended to realign our service costs with a declining analog revenue base.

Gross Profit

Consolidated gross profit as a percentage of total revenue was 34.5% in the first quarter of fiscal year 2008, compared to 28.4% in the first quarter of fiscal year 2007.

Gross profit as a percentage of product revenues was 36.3% in the first quarter of 2008 compared to 29.5% in the comparable prior year period.  The increase in gross profit in the first quarter of 2008 reflects the favorable impact of the company’s higher profit consumables business representing a greater proportion of total product sales, in addition to the company’s BIP actions, price increase on consumable products in response to higher costs and lower costs resulting from the $0.4 million freight charge taken in Q1 2007.

Gross profit on service revenues increased from 22.4% in the first quarter of 2007 to 26.3% in the first quarter of 2008.  The increase in profit is due primarily to the positive impact of the company’s BIP plan that has resulted in a cost structure more appropriately aligned with the current revenue base.

Research and Development

Research and development expenses primarily consist of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment, consumables and laser diode development efforts.

Consolidated research and development expenses were $1.5 million in the first quarter of fiscal year 2008 compared to $1.6 million in the first quarter of fiscal year 2007.

Research and development expenses for the Presstek segment were $1.3 million in both the first quarter of fiscal year 2008 and fiscal 2007.

Research and development expenses for the Lasertel segment were $0.2 million in the first quarter of fiscal 2008 compared to $0.3 million the same prior year period.

Sales, Marketing and Customer Support

Sales, marketing and customer support expenses primarily consist of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs associated with sales, marketing and customer support activities.

Consolidated sales, marketing and customer support expenses decreased from $9.9 million in the first quarter of fiscal year 2007 to $7.6 million in the first quarter of 2007, a decrease of 2.3 million, or 23.0%.

Sales, marketing and customer support expenses for the Presstek segment decreased from $9.7 million in the first quarter of fiscal year 2007 to $7.4 million in 2007.  The decrease in expense is due primarily to lower payroll, facilities, and travel related expenses resulting from the favorable impact of our BIP program, as well as lower commission expense resulting from lower sales.

Sales, marketing and customer support expenses for the Lasertel segment were $0.2 million in the first quarter of fiscal year 2008, unchanged from the same prior year period.

General and Administrative

Consolidated general and administrative expenses, are primarily comprised of payroll and related expenses, including stock compensation, for personnel and contracted professional services necessary to conduct our general management, finance, information systems, human resources and administrative activities.

Consolidated general and administrative G&A expenses were $7.2 million in the first quarter of fiscal year 2008 compared to $6.3 million in 2007, an increase of $0.9 million, or 14.2%.

General and administrative expenses for the Presstek segment were $7.0 million in the first quarter of 2008 compared to $6.1 million in 2007.  The increased expense was due primarily to costs associated with increased incentive plan accruals as well as the rebuilding of our finance organization necessary to remediate previously disclosed material weaknesses.

General and administrative expenses for the Lasertel segment were $0.2 million in both the first quarter of 2007 and the first quarter of 2008.

Amortization of Intangible Assets

Amortization expense of $0.4 million in the first quarter of fiscal 2008 declined $0.3 million from the prior year period.  These expenses relates to intangible assets recorded in connection with the Company’s 2004 ABDick acquisition, patents and other purchased intangible assets.

Restructuring and Other Charges

In the first quarter of 2008, we recognized $0.6 million of restructuring and other related costs associated with our business improvement plan.

Interest and Other Expense, Net

Consolidated net interest and other expense decreased from $0.9 million in the first quarter of 2007 to $0.7 million in the first quarter of 2008.  Net interest expense of $0.6 million in the first quarter of 2008 reflected a decrease of $0.2 million over the comparable prior year period due to lower interest rates as well as a lower balance on our revolving credit facility.  Other expense in Q1 2008 of $0.1 million, comprised primarily of loss on currency translation, was unchanged from the same prior year period.

Provision for Income Taxes

Our tax benefit was $0.08 million and $0.3 million for the three months ended March 29, 2008 and March 31, 2007, respectively, on pre-tax income (loss) from continuing operations of $0.1 million and ($1.2) million for the respective periods.  The estimated annual effective tax rate excluding discrete items is expected to be approximately 43%.

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

Results of operations of the discontinued analog newspaper business of Precision consist of the following (in thousands, except per-share data):

	March 29, 2008	March 31, 2007
Revenue	$--	$195
Income (loss) before income taxes	46	(188)
Provision (benefit) for income taxes	19	(76)
Income (loss) from discontinued operations	$27	$(112)
Loss per share	$0.00	$(0.00)

Revenues of $0.2 million from discontinued operations in the first quarter of fiscal 2007 relate to the pass-through of certain products to meet existing customer contracts As the Company is winding down operations, there were no significant operating expenses incurred in the first quarter of fiscal 2008 or fiscal 2007 and $46,000 of miscellaneous income was recognized as a result of the sale of scrap inventory.

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash)

We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings.  At March 29, 2008, we had $6.6 million of cash and $40.1 million of working capital, compared to $5.7 million of cash and $45.9 million of working capital at March 31, 2007.

Continuing Operations

Our operating activities provided $0.8 million of cash in the three months ended March 29, 2008.  Cash provided by operating activities came from net income, after adjustments for non-cash depreciation, amortization, provisions for warranty costs and accounts receivable allowances, stock compensation expense and losses on the disposal of assets.  Net income and non-cash items were further impacted by an increase in inventory levels of $3.4 million, an increase of $0.7 million in other current assets, a decrease of $1.0 million in accounts payable, a decrease of $1.4 million in deferred revenue and a decrease of $1.4 million in accrued expenses.  The increase in inventory levels was due primarily to the slowdown in sales in the first quarter of fiscal 2008.  The increase in other current assets was primarily due to increased prepaid accounts under insurance policies.  The decrease in accounts payable and accrued expenses was due mainly to the timing of purchases and payments to suppliers.  Deferred revenues decreased due to the recognition of service revenues over the service period.  Offsetting this was a decrease in accounts receivable of $5.3 million related to the increased collection efforts combined with lower sales volume.

We used $0.4 million of net cash for investing activities in the first three months of fiscal 2008 comprised of  additions to property, plant and equipment.  Our additions to property, plant and equipment relate primarily to production equipment and investments in our infrastructure, including costs related to the implementation of a new service management system.

Our financing activities used $6.7 million of cash, comprised of $5.0 million of cash payments on our current line of credit and $1.7 million of repayments on our term loan.

Discontinued Operations

Operating activities of discontinued operations used $0.2 million in cash in the first three months of fiscal 2008.  Cash used by operating activities consisted of $0.2 million related to payments for the facility closure and other response actions.

Liquidity

Our current Senior Secured Credit Facilities, referred to as the Facilities, include a $35.0 million five year secured term loan, referred to as the Term Loan, and a $45.0 million five year secured revolving line of credit, referred to as the Revolver, which replaced our then-existing term loan and revolver entered into in October 2003.  At March 29, 2008, we had $1.3 million outstanding under letters of credit, thereby reducing the amount available under the Revolver to $28.7 million.  At March 29, 2008, the interest rate on the outstanding balance of the Revolver was

5.2%.  Principal payments on the Term Loan are made in consecutive quarterly installments of $1.75 million, with a final settlement of all remaining principal and unpaid interest on November 4, 2009.  The Facilities were used to partially finance the acquisition of the business of ABDick, and are available for working capital requirements, capital expenditures, acquisitions, and general corporate purposes.  Borrowings under the Facilities bear interest at either (i) the London InterBank Offered Rate, or LIBOR, plus applicable margins or (ii) the Prime Rate, as defined in the agreement, plus applicable margins.  The applicable margins range from 1.25% to 4.0% for LIBOR, or up to 1.75% for the Prime Rate, based on certain financial performance.  At March 29, 2008, the effective interest rate on the Term Loan was 5.2%.

Under the terms of the Revolver and Term Loan, we are required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA, a non-U.S. GAAP measurement that we define as earnings before interest, taxes, depreciation, amortization and restructuring and other charges/(credits), and minimum fixed charge coverage covenants.  At March 29, 2008, we were in compliance with all covenants.

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

From time to time we have engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party.  In certain situations, we may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations.  In certain such instances, we may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease.  In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, we would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”).  The maximum contingent obligation under these shortfall payment arrangements is estimated to be $1.5 million at March 29, 2008.

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

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, which was filed with the SEC on April 30, 2008.  There were no significant changes to the Company’s critical accounting policies in the three months ended March 29, 2008.

Recent Accounting Pronouncements

As of January 1, 2008, the company has adopted SFAS No. 157 Fair Value Measurements ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities.  The Financial Accounting Standards Board has subsequently issued FASB Staff Position No FAS 157-2, which grants a one-year delay for FAS 157 on the fair value measurement for nonfinancial assets and nonfinancial liabilities for fiscal years beginning after November 15, 2008. At this time, we have adopted the FAS 157 as it relates to our financial assets and liabilities only. The adoption of SFAS 157 did not have a material impact on our consolidated results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of this statement are required to be applied prospectively. The Company adopted SFAS 159 in the first quarter of 2008. There was no significant impact to the Company’s Consolidated Financial Statements from the adoption of SFAS 159.

In June 2007, the FASB also ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities ("EITF 07-3"). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and was adopted by the Company in the first quarter of fiscal 2008. The adoption of EITF 07-3 did not have a material impact on our consolidated results of operations.

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

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.  At March 29, 2008, we were not involved in any unconsolidated SPE transactions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates primarily as a result of our borrowing and investing activities, commodity price risk and foreign currency fluctuations.  The Company has established procedures to manage its fluctuations in interest rates and foreign currency exchange rates.

Our long-term borrowings are in variable rate instruments, with interest rates tied to either the Prime Rate or the LIBOR.  A 100 basis point change in these rates would have an impact of approximately $0.1 million on our annual interest expense, assuming consistent levels of floating rate debt with those held at March 29, 2008.

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

Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of March 29, 2008, the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below. Notwithstanding the existence of the material weaknesses described below, management has concluded that the consolidated interim financial information included in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

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

In its Management’s Report on Internal Control over Financial Reporting, included in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 29, 2007, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 30, 2008, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

Because of the material weakness described above, management concluded that its disclosure controls and procedures and internal control over financial reporting was not effective as of December 29, 2007.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Our management continues to engage in substantial efforts to remediate the material weaknesses noted above. The following remedial actions are intended both to address the identified material weaknesses and to enhance our overall internal control over financial reporting.

Significant or Non-Routine Transactions

The following remedial actions had been implemented through December 29, 2007:

·	On February 28, 2007, the Company announced the appointment of a new Chief Financial Officer.

·
Effective April 3, 2007, the Audit Committee of the Board of Directors established a Financial Reporting Task Force to develop and implement a corrective action plan to ensure full remediation of the material weaknesses. This Task Force, which reports directly to the Audit Committee, is led by the Chief Financial Officer.

·	During March, 2007, a new Financial Reporting Manager was appointed to manage all SEC-related activities including accounting guidance and periodic reporting.

·
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

·
On May 23, 2007, the Company appointed a Director of Internal Audit. The Director of Internal Audit reports directly to the Audit Committee and has responsibility for directing the internal audit function and leading Sarbanes-Oxley compliance monitoring activities.

The following remedial actions have been initiated and will continue to be implemented after March 29, 2008:
·	Beginning in the third quarter of fiscal 2007, additional training has been provided to finance, accounting and tax professionals regarding new and evolving areas in U.S. GAAP.

·
During the fourth quarter of fiscal 2007, the Company implemented a process designed to ensure the timely documentation, review, and approval of complex accounting transactions by qualified accounting personnel.

·
Beginning in the third quarter of fiscal 2007, the Company requires that analysis of all significant or non-routine transactions must be documented, reviewed, and approved by senior financial management.

·
During the first quarter of fiscal 2008, the Company expanded the staffing of their internal audit department. In addition, during the second quarter of fiscal 2008, the Director of Internal Audit took the position of VP-Corporate Controller and the Company hired a new European Finance Director. The Company is continuing to evaluate their staffing requirements.

Revenue Recognition

The following remedial actions had been initiated during the fourth quarter of fiscal 2007 and will continue to be implemented after March 29, 2008:
·	Supported by the services of subject matter experts and consultants, the Company’s revenue recognition policy was strengthened to include:

·	Enhanced documentation requirements to support revenue transactions and their related accounting treatment;

·	Tightening of necessary approvals on any departures from standard terms and conditions on sales and service agreements to include senior financial and legal management;

·	Clarification of revenue recognition treatment on distributor equipment transactions.

·
Additional training regarding revenue recognition practices was provided to all sales personnel worldwide. Special training to communicate and strengthen understanding of the revised revenue recognition policy will be conducted in fiscal 2008.

·
Internal controls, as they relate to our European operation, have been strengthened and reinforced through additional training and supervision, the addition of a full-time European revenue analyst, changes to credit practices, and other control measures. In addition, certain personnel changes and realignment of work responsibilities will be implemented.

·
Revenue recognition processes have been restructured to increase sales and accounting personnel participation earlier in the process and improve delivery of key information on equipment transaction terms and conditions.

·	Review and monitoring controls at Corporate-Finance on equipment transactions involving foreign operations have been enhanced, including periodic confirmation of key terms with customers.

Account Reconciliations and Journal Entries

The following remedial actions had been initiated during the fourth quarter of fiscal 2007 and will continue to be implemented after March 29, 2008:
·
Additional training of Company personnel has been performed and will continue to be performed to ensure that key account reconciliations are performed, documented, reviewed and approved as part of the monthly financial closing process.

·
Review and monitoring controls over key account reconciliations has been and will continue to be enhanced to include detailed reviews of monthly reconciliations and supporting documentation by Senior Corporate Finance personnel.

·	Management review controls have been and will continue to be enhanced to ensure that all journal entries are reviewed and approved with appropriate supporting documentation.

Inventory

The following remedial actions will be initiated beginning in the first quarter of fiscal 2008 in response to this weakness:

·	An independent review, by appropriate management personnel, will be performed and documented in a detailed manner to determine that these complex calculations are performed accurately.

·	The Company will enhance the spreadsheet controls over the mathematical accuracy of spreadsheets for these inventory account calculations.

Changes in Internal Control over Financial Reporting

Other than the foregoing measures to remediate the material weaknesses described above, certain of which were not fully implemented as of March 29, 2008, there was no change in the Company's internal control over financial reporting during the quarter ended March 29, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

In August 2007, an Arbitrator from the International Centre for Dispute Resolution issued a partial award against the Company and in favor of Reda National Company (“Reda”), a former Company distributor operating in the Middle East. Reda claimed that the Company breached an exclusive distributor agreement by entering into a distribution agreement with another party covering the same territory assigned to Reda. Reda sought damages totaling approximately $9.7 million. In the partial award the Arbitrator found that the Company had breached its agreement with Reda and found the Company liable to Reda for arbitration costs, attorneys’ fees, and incidental expenses incurred by Reda in connection with the arbitration. The Arbitrator also ordered that a further hearing would be held to determine any additional damages associated with the breach of contract. The hearing on damages was held during December 2007. On May 7, 2008 the Arbitrator issued a decision finding the Company liable to pay to Reda a total of approximately $0.8 million, representing damages, attorneys’ fees and arbitration costs.  On May 8, 2008 Reda filed a motion to correct the decision, arguing that the Arbitrator committed errors in understating the amount of one element of damages and in failing to award interest on the damage award.  The company is contesting this motion to increase the damage award and to award interest on the damages.

Except as noted with respect to this arbitration proceeding noted above, during the three months ended March 29, 2008, there have been no material changes to legal proceedings from those considered in our Annual Report on From 10-K for the year ended December 29, 2007, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 30, 2008.

Item 1A.  Risk Factors

Significant factors that could impact the Company’s financial condition or results of operations are included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 30, 2008.

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

PRESSTEK, INC. (Registrant)
Date: May 13, 2008	/s/ Jeffrey A. Cook
Jeffrey A. Cook Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PRESSTEK, INC.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.