Form 10-Q
period 2008-06-28
PRESSTEK INC /DE/
filed 2008-08-07
CIK 846876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

(203) 485-7523
Registrant’s telephone number, including area code

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
Yes ☐    No ☑

As of August 4, 2008, there were 36,619,078 shares of the Registrant’s Common Stock, $0.01 par value, outstanding.

PRESSTEK, INC.

This Quarterly Report of Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  See “Information Regarding Forward-Looking Statements” under Part 1 – Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Quarterly Report on Form 10-Q.

DI is a registered trademark of Presstek, Inc.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PRESSTEK, INC.AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)
	June 28,	December 29,
	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$4,368	$13,249
Accounts receivable, net	41,015	42,879
Inventories, net	53,766	49,084
Assets of discontinued operations	20	15
Deferred income taxes	6,941	6,740
Other current assets	5,218	4,666
Total current assets	111,328	116,633

Property, plant and equipment, net	35,167	38,023
Goodwill	19,891	19,891
Intangible assets, net	5,651	6,287
Deferred income taxes	10,627	11,124
Other noncurrent assets	522	869

Total assets	$183,186	$192,827

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligation	$10,375	$7,035
Line of credit	15,000	20,000
Accounts payable	22,572	18,603
Accrued expenses	18,303	23,713
Deferred revenue	6,247	7,196
Liabilities of discontinued operations	566	888
Total current liabilities	73,063	77,435

Long-term debt and capital lease obligation, less current portion	1,644	8,500

Total liabilities	74,707	85,935

Commitments and contingencies (See Note 19)

Stockholders' equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized, 36,602,840 and
36,565,474 shares issued and outstanding at June 28, 2008 and
December 29, 2007, respectively	366	366
Additional paid-in capital	116,852	115,884
Accumulated other comprehensive income	866	1,032
Accumulated deficit	(9,605)	(10,390)
Total stockholders' equity	108,479	106,892

Total liabilities and stockholders' equity	$183,186	$192,827

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)
(Unaudited)

	Three months ended		Six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Revenue
Product	$45,747	$58,879	$88,774	$114,115
Service and parts	8,520	9,872	17,924	19,788
Total revenue	54,267	68,751	106,698	133,903

Cost of revenue
Product	30,083	41,381	57,477	80,327
Service and parts	6,539	8,773	13,465	16,471
Total cost of revenue	36,622	50,154	70,942	96,798

Gross profit	17,645	18,597	35,756	37,105

Operating expenses
Research and development	1,538	1,621	3,090	3,255
Sales, marketing and customer support	8,088	10,952	15,688	20,816
General and administrative	5,710	9,003	12,853	15,257
Amortization of intangible assets	334	715	685	1,422
Restructuring and other charges	560	793	1,195	1,128
Total operating expenses	16,230	23,084	33,511	41,878

Operating income (loss)	1,415	(4,487)	2,245	(4,773)
Interest and other income (expense), net	38	(993)	(680)	(1,890)

Income (loss) from continuing operations before income taxes	1,453	(5,480)	1,565	(6,663)
Provision (benefit) for income taxes	922	(626)	843	(943)

Income (loss) from continuing operations	531	(4,854)	722	(5,720)
Income (loss) from discontinued operations, net of tax	36	24	$63	(88)

Net income (loss)	$567	$(4,830)	$785	$(5,808)

Earnings (loss) per share - basic
Income (loss) from continuing operations	$0.02	$(0.13)	$0.02	$(0.16)
Loss from discontinued operations	0.00	0.00	0.00	(0.00)
	$0.02	$(0.13)	$0.02	$(0.16)

Earnings (loss) per share - diluted
Income (loss) from continuing operations	$0.02	$(0.13)	$0.02	$(0.16)
Loss from discontinued operations	0.00	0.00	0.00	(0.00)
	$0.02	$(0.13)	$0.02	$(0.16)

Weighted average shares outstanding
Weighted average shares outstanding - basic	36,584	36,046	36,578	35,855
Dilutive effect of options	16	-	12	-
Weighed average shares outstanding - diluted	36,600	36,046	36,590	35,855

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended
	June 28,	June 30,
	2008	2007
Operating activities
Net income (loss)	$785	$(5,808)
Add (income) loss from discontinued operations	(63)	88
Income (loss) from continuing operations	722	(5,720)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,171	3,487
Amortization of intangible assets	685	1,375
Restructuring and other charges	166	-
Writedown of asset to net realizable value	421	-
Provision for warranty costs	336	1,988
Provision for accounts receivable allowances	(43)	194
Stock compensation expense	823	2,797
Deferred income taxes	296	(1,662)
Loss on disposal of assets	25	98
Changes in operating assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	2,343	(2,646)
Inventories	(4,695)	(6,122)
Other current assets	(552)	(529)
Other noncurrent assets	(72)	(907)
Accounts payable	3,968	445
Accrued expenses	(6,355)	(1,006)
Restructuring and other charges	609	1,128
Deferred revenue	(931)	1,154
Net cash provided by (used in) operating activities	917	(5,926)

Investing activities
Purchase of property, plant and equipment	(916)	(2,078)
Investment in patents and other intangible assets	(71)	(56)
Net cash used in investing activities	(987)	(2,134)

Financing activities
Net proceeds from issuance of common stock	145	2,945
Repayments of term loan and capital lease	(3,516)	(3,519)
Net borrowings (repayments) under line of credit agreement	(5,000)	6,000
Net cash provided by (used in) financing activities	(8,371)	5,426

Cash provided by (used in) discontinued operations
Operating activities	(264)	411
Investing activities	-	-
Financing activites	-	-
Net cash used in discontinued operations	(264)	411

Effect of exchange rate changes on cash and cash equivalents	(176)	93

Net decrease in cash and cash equivalents	(8,881)	(2,130)
Cash and cash equivalents, beginning of period	13,249	9,449
Cash and cash equivalents, end of period	$4,368	$7,319

Supplemental disclosure of cash flow information
Cash paid for interest	$1,107	$1,637
Cash paid for income taxes	$182	$293

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2008
(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements of Presstek, Inc. and its subsidiaries (“Presstek,” the “Company,” “we” or “us”) contain all adjustments, including normal recurring adjustments, necessary to present fairly Presstek’s financial position as of June 28, 2008 and December 29, 2007, its results of operations for the three and six months ended June 28, 2008 and June 30, 2007 and its cash flows for the six months ended June 28, 2008 and June 30, 2007, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the interim reporting requirements of Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

The results of the three and six months ended June 28, 2008 are not necessarily indicative of the results to be expected for the year ending January 3, 2009.  The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 30, 2008.

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

The Company operates and reports on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the thirteen and twenty-six week periods ended June 28, 2008 (the “second quarter and first half of fiscal 2008” or “the six months ended June 28, 2008”) and June 30, 2007 (the “second quarter and first half of fiscal 2007” or “the six months ended June 30, 2007”).

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  For periods in which there is net income, diluted earnings per share is determined by using the weighted average number of

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 28, 2008
(Unaudited)

common and dilutive common equivalent shares outstanding during the period unless the effect is antidilutive.  Potential dilutive common shares consist of the incremental common shares issuable upon the exercise of stock options.

Approximately 3,458,700 and 2,056,000 options to purchase common stock were excluded from the calculation of diluted earnings (loss) per share for the three months ended June 28, 2008 and June 30, 2007, respectively, as their effect would be antidilutive.  Approximately 3,484,400 and 1,978,000 options to purchase common stock were excluded from the calculation of diluted earnings (loss) per share for the six months ended June 28, 2008 and June 30, 2007, respectively, as their effect would be antidilutive.

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

Gains and losses arising from foreign currency transactions are reported as a component of Interest and other income (expense), net in the Company’s Consolidated Statements of Operations.  The Company recorded a gain on foreign currency transactions of approximately $0.3 million and a loss of $0.1 million for the three months ended June 28, 2008 and June 30, 2007, respectively, and a gain of $0.1 million and a loss of $0.2 million for the six months ended June 28, 2008 and June 30, 2007, respectively.

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

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, which was filed with the SEC on April 30, 2008.  There were no significant changes to the Company’s critical accounting policies during the six months ended June 28, 2008.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 28, 2008
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
June 28, 2008
(Unaudited)

2. DISCONTINUED OPERATIONS

During December 2006, the Company terminated production in South Hadley, Massachusetts of Precision-branded analog plates used in newspaper applications.

Results of operations of the discontinued analog newspaper business of Precision consist of the following (in thousands, except per-share data):

	Three months ended		Six months ended
	June 28 , 2008	June 30 , 2007	June 28, 2008	June 30, 2007
Revenue	$--	$--	$--	$195
Income (loss) before income taxes	60	40	106	(148)
Provision (benefit) from income taxes	24	16	43	(60)
Income (loss) from discontinued operations	$36	$24	$63	$(88)
Earnings (loss) per share	$0.00	$0.00	$0.00	$0.00

Assets and liabilities of discontinued operations consist of the following (in thousands):

	June 28, 2008	December 29, 2007

Receivables, net	$20	$15
Total current assets	$20	$15

Accounts payable	$220	$189
Accrued expenses	346	699
Total current liabilities	$566	$888

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 28, 2008
(Unaudited)
3. FAIR VALUES OF FINANCIAL INSTRUMENTS

At June 28, 2008, the Company’s financial assets that are measured at fair value on a recurring basis are comprised of overnight investments.  The Company invests excess cash from its operating cash accounts in overnight investments and reflects these amounts, of approximately $1.6 million at June 28, 2008, in cash and cash equivalents on the consolidated balance sheet using quoted prices in active markets for identical assets (Level 1) which is equal to a net value of 1:1 for each dollar invested.

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

4.  ACCOUNTS RECEIVABLE, NET

The components of Accounts receivable are as follows (in thousands):

	June 28, 2008	December 29, 2007

Accounts receivable	$43,524	$45,812
Less allowances	(2,509)	(2,933)
	$41,015	$42,879

5.  INVENTORIES

The components of Inventories are as follows (in thousands):

	June 28, 2008	December 29, 2007

Raw materials	$5,208	$5,083
Work in process	7,362	6,615
Finished goods	41,196	37,386
	$53,766	$49,084

During the six months ended June 28, 2008 and June 30, 2007, the Company disposed of $1.5 million and $0.9 million, respectively, of excess and obsolete inventories.  The inventories disposed were primarily comprised of machine components and repair parts relating to technology that is no longer produced or serviced by the Company, and had a net realizable value of $0 as of June 28, 2008 and December 29, 2007, respectively.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 28, 2008
(Unaudited)

6.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of Property, plant and equipment, net, are as follows (in thousands):

	June 28, 2008	December 29, 2007

Land and improvements	$2,269	$2,286
Buildings and leasehold improvements	29,353	29,968
Production and other equipment	57,908	57,197
Office furniture and equipment	7,535	7,615
Construction in process	2,997	2,930
Total property, plant and equipment, at cost	100,062	99,996
Accumulated depreciation and amortization	(64,895)	(61,973)
Net property, plant and equipment	$35,167	$38,023

Construction in process is generally related to production equipment and information technology systems not yet placed into service.  The amount reported at June 28, 2008 includes $2.1 million related to a new service management system, which the Company purchased in the first quarter of fiscal 2006 and is in the process of implementing.  The Company is capitalizing all applicable costs in accordance with AICPA Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, and estimates that the total cost of implementation will approximate $2.5 million.

Property, plant and equipment at June 28, 2008 and December 29, 2007 includes $110,000 of office furniture and equipment and related accumulated depreciation of $95,000 and $77,000, respectively, associated with a capital lease.

The Company recorded depreciation expense of $1.5 million and $3.2 million in the second quarter and first six months of fiscal 2008, respectively, and $1.8 million and $3.5 million in the second quarter and first six months of fiscal 2007, respectively.  Under the Company’s financing arrangements (see Note 8), all property, plant and equipment are pledged as security.

7.  INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of patents, intellectual property, license agreements, loan origination fees and certain identifiable intangible assets resulting from business combinations, including trade names, customer relationships, non-compete covenants and software licenses.

The Company commences amortization of capitalized costs related to either patents or purchased intellectual property at the time the respective asset has been placed into service.  At June 28, 2008 and December 29, 2007, the Company had recorded $0.4 million and $0.5 million, respectively, related to patents and intellectual property not yet in service.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 28, 2008
(Unaudited)

The components of the Company’s identifiable intangible assets are as follows (in thousands):

	June 28, 2008		December 29, 2007
	Cost	Accumulated amortization	Cost	Accumulated amortization

Patents and intellectual property	$11,072	$8,321	$11,038	$7,923
Trade names	2,360	2,360	2,360	2,360
Customer relationships	4,583	2,176	4,583	1,986
Software licenses	450	450	450	450
License agreements	750	345	750	296
Non-compete covenants	100	100	100	100
Loan origination fees	332	244	332	211
	$19,647	$13,996	$19,613	$13,326

The Company recorded amortization expense for its identifiable intangible assets of $0.3 million and $0.7 million in the second quarters of fiscal 2008 and fiscal 2007, respectively, and $0.7 million and $1.4 million in the first six months of fiscal 2008 and fiscal 2007, respectively.  Estimated future amortization expense for the Company’s identifiable intangible assets in service at June 28, 2008, is as follows (in thousands):

Remainder of fiscal 2008	$718
Fiscal 2009	$1,274
Fiscal 2010	$1,147
Fiscal 2011	$857
Fiscal 2012	$523
Fiscal 2013	$384
Thereafter	$317

The carrying amount of goodwill recorded by the Company’s Presstek reporting unit was $19.9 million at June 28, 2008.

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

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 28, 2008
(Unaudited)

8.  FINANCING ARRANGEMENTS

The components of the Company’s outstanding borrowings at June 28, 2008 and December 29, 2007 are as follows (in thousands):

	June 28, 2008	December 29, 2007

Term loan	$12,000	$15,500
Line of credit	15,000	20,000
Capital lease obligation	19	35
	27,019	35,535
Less current portion	(25,375)	(27,035)
Long-term debt	$1,644	$8,500

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

At June 28, 2008 and December 29, 2007, the Company had outstanding balances on the Revolver of $15.0 million and $20.0 million, respectively, with interest rates of 4.2% and 7.5%, respectively.  At June 28, 2008, there were $1.3 million of outstanding letters of credit, thereby reducing the amount available under the Revolver to $28.7 million at that date.

Prior to an amendment to the Facilities in the third quarter of 2008, principal payments on the Term Loan were payable in consecutive quarterly installments of $1.75 million, with a final settlement of all remaining principal and unpaid interest on November 4, 2009.  In the third quarter of fiscal 2008, the Company used the net proceeds of the sale of its Arizona property to pay down the principal balance of the term loan and entered into an amendment to the Facilities dated July 29, 2008 which amended the payment schedule of the Term Loan to reduce the required quarterly installments of principal to $810,000, with no installment due in September of 2008 and a final installment of all remaining principal (approximately $834,000) due on November 4, 2009.  At June 28, 2008 and December 29, 2007, outstanding balances under the Term Loan were $12.0 million and $15.5 million, respectively, with interest rates of 4.6% and 7.5%, respectively.

The weighted average interest rate on the Company’s short-term borrowings was 4.4% at June 28, 2008.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 28, 2008
(Unaudited)

Under the terms of the Revolver and the Term Loan, the Company is required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA (a non-U.S. GAAP measurement that the Company defines as earnings before interest, taxes, depreciation, amortization, and restructuring and other charges) and minimum fixed charge coverage covenants.  At June 28, 2008, the Company was in compliance with all covenants.

On November 23, 2005, the Company acquired equipment of $110,000 qualifying for capital lease treatment.  The equipment is reflected in property, plant and equipment and the current and long-term principal amounts of the lease obligation are included in current and long-term debt and capital lease obligations in the Company’s Consolidated Balance Sheets.

The Company’s Revolver and Term Loan principal repayment commitments and capital lease principal repayment commitments are as follows (in thousands):

Remainder of 2008	$23,755
2009	$3,264

9.  ACCRUED EXPENSES

The components of the Company’s accrued expenses are as follows (in thousands):

	June 28, 2008	December 29, 2007

Accrued payroll and employee benefits	$5,552	$5,809
Accrued warranty	3,005	3,534
Accrued restructuring and other charges	659	1,592
Accrued royalties	208	432
Accrued income taxes	1,218	569
Accrued legal	3,560	5,815
Accrued professional fees	1,094	2,545
Other	3,007	3,417
	$18,303	$23,713

10.  ACCRUED WARRANTY

Product warranty activity in the first six months of fiscal 2008 is as follows (in thousands):

Balance at December 29, 2007	$3,534
Accruals for warranties	336
Utilization of accrual for warranty costs	(865)
Balance at June 28, 2008	$3,005

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 28, 2008
(Unaudited)

11.  DEFERRED REVENUE

The components of deferred revenue are as follows (in thousands):

	June 28, 2008	December 29, 2007

Deferred service revenue	$5,132	$6,718
Deferred product revenue	1,115	478
	$6,247	$7,196

12.  RESTRUCTURING AND OTHER CHARGES

In the first six months of fiscal 2008, the Company recognized $1.2 million in restructuring and other charges related to severance and separation costs under the consolidation efforts of the Business Improvement Plan (“BIP”) that was introduced in the third quarter of fiscal 2007 and certain asset impairment charges.

The activity for the first six months of fiscal 2008 related to the Company’s restructuring accruals is as follows (in thousands):
	Balance December 29, 2007	Charged to expense	Utilization	Balance June 28, 2008

Lease termination and other costs	$--	$881	$(881)	$--
Executive contractual obligations	904	--	(487)	417
Severance and fringe benefits	688	314	(760)	242
	$1,592	$1,195	$(2,128)	$659

13.  STOCK-BASED COMPENSATION

The Company has equity incentive plans that are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee oversees and approves which employees receive grants, the number of shares or options granted and the exercise prices and other terms of the awards.

1998 Stock Option Plan

The 1998 Stock Incentive Plan (the “1998 Incentive Plan”) provides for the award of stock options, restricted stock, deferred stock, and other stock based awards to officers, directors, employees, and other key persons (collectively “awards”). A total of 3,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan. Any future options granted under the 1998 Incentive Plan will become exercisable upon the earlier of a date set by the Board of Directors or Committee at the time of grant or the close of business on the day before the tenth anniversary of the stock options’ date of grant. There were 35,000 options granted under this plan in the first six months of fiscal 2008.  At June 28, 2008, there were 502,125 options outstanding. The options will expire at various dates as prescribed by the individual option grants. This plan expired on April 6, 2008 and therefore no options will be granted under this plan after this date.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 28, 2008
(Unaudited)

2003 Stock Option Plan

The 2003 Stock Option and Incentive Plan (the “2003 Plan”) provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including those directors who are not an employee or officer of the Company, such directors being referred to as “non-employee directors”), consultants and advisors of the Company and its subsidiaries. The 2003 Plan provides for an automatic annual grant of 7,500 stock options to all active Non-Employee Directors and an option to purchase 25,000 shares is granted to newly elected non-employee directors, all of which vest over a one year period. Additional grants may be awarded at the discretion of the Board of Directors or Committee, and on April 7, 2005, effective for fiscal 2005 forward, the Company’s Board of Directors approved an additional annual grant of 7,500 options to re-elected non-employee directors. A total of 2,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under the 2003 Plan. For the three and six months ended June 28, 2008, 150,000 options were issued under the 2003 Plan. There were 20,000 and 503,333 options issued under the 2003 Plan for the three and six months ended June 30, 2007, respectively.  At June 28, 2008, there were 1,916,300 options outstanding under this plan.

2008 Omnibus Incentive Plan

The 2008 Omnibus Incentive Plan (the “2008 Plan”), approved by the stockholders of the Company on June 11, 2008, provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including non-employee directors), consultants and advisors of the Company and its subsidiaries.  A total of 3,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved for under this plan.  Awards granted under this plan will have varying vesting and termination provisions and will have a ten year contractual life. For the three and six months ended June 28, 2008, there were no options granted under this plan.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) is designed to provide eligible employees of the Company and its participating U.S. subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three-month offering period, whichever is lower. All employees of the Company or participating subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the Company’s common stock are eligible to participate in the ESPP. A total of 950,000 shares of the Company’s common stock, subject to adjustment, have been reserved for issuance under this plan. The Company issued 16,238 shares and 35,164 shares of common stock under its ESPP for the three and six months ended June 28, 2008, respectively.  The Company issued 14,964 and 32,951 shares of common stock under its ESPP for the three and six months ended June 30, 2007, respectively.

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

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 28, 2008
(Unaudited)

Stock-Based Compensation

Stock-based compensation associated with stock option grants to all officers, directors, and employees is included as a component of “General and administrative expense” in the Company’s Consolidated Statements of Operations.

Stock based compensation expense for the three and six months ended June 28, 2008 and June 30, 2007 is as follows (in thousands):
	Three months ended		Six months ended
Stock option plan	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

2003 Plan	$182	$350	$439	$640
1998 Plan	47	--	90	--
ESPP	23	28	36	44
Restricted Stock	--	1,500	--	1,500
Non-plan, non-qualified	129	613	258	613

Total	$381	$2,491	$823	$2,797

As of June 28, 2008, there was $2.8 million of unrecognized compensation expense related to stock option grants. The weighted average period over which the remaining unrecognized compensation expense will be recognized is 2.8 years.

Valuation Assumptions

ESPP
The fair value of the rights to purchase shares of common stock under the Company’s ESPP was estimated on the commencement date of the offering period using the Black-Scholes valuation model with the following assumptions:
	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Risk-free interest rate	2.0%	4.8%	1.6%	4.8%
Volatility	60.1%	45.1%	52.7%	46.6%
Expected life (in years)	0.25	0.25	0.25	0.25
Dividend yield	--	--	--	--

Based on the above assumptions, the weighted average fair values of each stock purchase right under the Company’s ESPP for the second quarter and first six months of 2008 was $0.88 and $0.98, respectively.  The fair values of each stock purchase right under the Company’s ESPP for the second quarter and first six months of fiscal 2007 was $1.88 and $1.51, respectively.

Plan Options

The fair value of the options to purchase common stock granted in the second quarter and first six months of fiscal 2008 and fiscal 2007 under the 2003 Plan and the 1998 Plan was estimated on the respective grant dates using the Black-Scholes valuation model with the following assumptions:

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 28, 2008
(Unaudited)

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Risk-free interest rate	3.6%	4.5%	3.4%	4.5%
Volatility	48.8%	54.0%	49.5%	54.0%
Expected life (in years)	5.7	5.6	5.6	5.6
Dividend yield	--	--	--	--

Based on the above assumptions, the weighted average fair value of each option to purchase a share of the Company’s common stock granted in the second quarter and first six months of fiscal 2008 under the 2003 Plan and 1998 Plan was $2.79 and $2.69, respectively.  The weighted average fair value of each option to purchase a share of the Company’s common stock granted in the second quarter and first six months of fiscal 2007 under the 2003 Plan was $3.94 and $3.33, respectively.

Restricted Stock Award

There were no restricted stock grants in the first six months of 2008.

Non-Plan Stock Options

There were no non-plan options granted in the first six months of fiscal 2008.

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

Stock Option Activity

Stock option activity for the six months ended June 28, 2008 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 29, 2007	3,816,567	$8.26
Granted	185,000	$5.39
Exercised	(2,500)	$4.79
Canceled/expired	(373,700)	$12.59
Outstanding at June 28, 2008	3,625,367	$7.67	6.5 years	$0.1 million

Exercisable at June 28, 2008	2,292,866	$8.55	5.7 years	$0.1 million

During the six months ended June 28, 2008, the total intrinsic value of stock options exercised was approximately $3,500 respectively.  There were no options exercised during the second quarter of fiscal 2008.  During the three and six months ended June 30, 2007, the total intrinsic value of stock options exercised was $0.8 million.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 28, 2008
(Unaudited)

14.  INTEREST AND OTHER INCOME (EXPENSE)

The components of Interest and other income (expense), net, are as follows (in thousands):

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Interest income	$41	$33	$87	$41
Interest expense	(385)	(875)	(1,046)	(1,636)
Other income (expense), net	382	(151)	279	(295)
	$38	$(993)	$(680)	$(1,890)

The amounts reported as “Other income (expense), net”, include gains on foreign currency transactions for the three and six months ended June 28, 2008 of $0.3 million and $0.1 million, respectively, and losses on foreign currency transactions of $0.1 million and $0.2 million for the three and six months ended June 30, 2007, respectively.

15.  INCOME TAXES

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.  Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

The Company’s tax provision was $0.9 million and a benefit of $0.6 million for the three months ended June 28, 2008 and June 30, 2007, respectively, on pre-tax income (loss) from continuing operations of $1.5 million and ($5.5) million for the respective periods.  The Company’s tax provision was $0.8 million and a benefit of $0.9 million for the six months ended June 28, 2008 and June 30, 2007, respectively, on pre-tax income (loss) from continuing operations of $1.6 million and ($6.7) million for the respective periods.

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

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net income (loss)	$567	$(4,830)	$785	$(5,808)
Changes in accumulated other comprehensive income:
Unrealized foreign currency translation gains (losses)	(5)	432	(166)	271
Comprehensive income (loss)	$562	$(4,398)	$619	$(5,537)

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 28, 2008
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

•	Lasertel manufactures and develops high-powered laser diodes and related laser products for Presstek and for sale to external customers.

Selected operating results information for each segment is as follows (in thousands):

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Revenue
Presstek	$51,606	$66,566	$102,400	$130,029
Lasertel	3,333	3,337	5,653	6,359
Total revenue, including intersegment	54,939	69,903	108,053	136,388
Intersegment revenue	(672)	(1,152)	(1,355)	(2,485)
	$54,267	$68,751	$106,698	$133,903

Revenue from external customers
Presstek	$51,606	$66,566	$102,400	$130,029
Lasertel	2,661	2,185	4,298	3,874
	$54,267	$68,751	$106,698	$133,903

Operating income (loss)
Presstek	$2,037	$(4,820)	$3,754	$(4,991)
Lasertel	(622)	333	(1,509)	218
	$1,415	$(4,487)	$2,245	$(4,773)

Intersegment revenues and costs are eliminated from each segment prior to review of segment results by the Company’s management.  Accordingly, the amounts of intersegment revenues and expenses allocable to each individual segment have been excluded from the table above, except where otherwise indicated.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 28, 2008
(Unaudited)

Asset information for the Company’s segments as of June 28, 2008 and December 29, 2007 is as follows (in thousands):

	June 28, 2008	December 29, 2007

Presstek	$169,711	$180,023
Lasertel	13,475	12,804
	$183,186	$192,827

The Company’s classification of revenue by geographic area is determined by the location of the Company’s customer.  The following table summarizes revenue information by geographic area (in thousands):

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

United States	$31,131	$41,826	$66,694	$78,738
United Kingdom	7,963	8,845	12,129	17,054
Canada	2,502	3,912	6,036	7,562
Germany	2,279	1,882	3,164	3,659
Japan	808	1,577	1,350	3,608
All other	9,584	10,709	17,325	23,282
	$54,267	$68,751	$106,698	$133,903

The Company’s long-lived assets by geographic area are as follows (in thousands):

	June 28, 2008	December 29, 2007

United States	$70,942	$75,222
United Kingdom	594	752
Canada	322	220
	$71,858	$76,194

18.  RELATED PARTIES

The Company engages the services of Amster, Rothstein & Ebenstein, a law firm of which a member of the Company’s Board of Directors is a partner.  Expenses incurred for services and disbursements from this law firm were $0.5 million and $1.2 million for the second quarter and first six months of fiscal 2008, respectively, and $0.2 million and $0.5 million for the second quarter and first six months of fiscal 2007, respectively.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 28, 2008
(Unaudited)

19.  COMMITMENTS AND CONTINGENCIES

Commitments & Contingencies

On October 30, 2006, a chemical was released from a mixing tank into a holding pool at our manufacturing plant in South Hadley, Massachusetts.  Expenses associated with and amounts accrued for this incident as of June 28, 2008 are reflected in the financial results of discontinued operations (Note 2).  It is possible that costs in excess of amounts accrued may be incurred.  At this time, the Company has not ascertained the future liability, if any, associated with a final resolution of this matter.

The Company has change of control agreements with certain of its senior management employees that provide them with benefits should their employment with the Company be terminated other than for cause, as a result of disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time from the date of any change of control of the Company.

From time to time the Company has engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party.  In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations.  In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease.  In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”).  Generally, the Company’s liability for these recourse agreements is limited to 9.9% or less of the amount outstanding.  The maximum amount for which the Company may be liable to the financial institution for the shortfall payment was approximately $1.9 million at June 28, 2008.

Litigation

On October 26, 2006, the Company was served with a complaint naming the Company, together with certain of its executive officers, as defendants in a purported securities class action suit filed in the United States District Court for the District of New Hampshire. The suit claims to be brought on behalf of purchasers of Presstek’s common stock during the period from July 27, 2006 through September 29, 2006. The complaint alleges, among other things, that the Company and the other defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder based on allegedly false forecasts of fiscal third quarter and annual 2006 revenues. As relief, the plaintiff seeks an unspecified amount of monetary damages, but makes no allegation as to losses incurred by any purported class member other than himself, court costs and attorneys’ fees. The Company believes the allegations are without merit and is vigorously defending against them.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 28, 2008
(Unaudited)

In August 2007, an Arbitrator from the International Centre for Dispute Resolution issued a partial award against the Company and in favor of Reda National Company (“Reda”), a former Company distributor operating in the Middle East. Reda claimed that the Company breached an exclusive distributor agreement by entering into a distribution agreement with another party covering the same territory assigned to Reda. Reda sought damages totaling approximately $9.7 million. On May 28, 2008 the parties settled the arbitration and the proceeding was dismissed.

In March 2005, the Company filed an action against Creo, Inc. (subsequently acquired by Kodak) in the U.S. District for the District of New Hampshire for patent infringement. In this action, the Company alleges that Creo has distributed a product that violates a Presstek U.S. Patent.  A trial was scheduled for the fall of 2008. On May 22, 2008 the parties settled the litigation and the case was dismissed.

On February 4, 2008, the Company received from the U.S. Securities and Exchange Commission (the "SEC") a formal order of investigation relating to the previously disclosed SEC inquiry regarding the Company's announcement of preliminary financial results for the third quarter of 2006. The Company is cooperating fully with the SEC's investigation.

In January 2008 the Company was served with an Administrative Complaint filed by the U.S. Environmental Protection Agency (“EPA”). The EPA seeks to assess penalties against the Company for alleged violations of certain provisions of the Clean Air Act and the Comprehensive Environmental Response, Compensation and Liability Act arising from an incident occurring at a facility of the Company located in South Hadley, Massachusetts on October 30, 2006. The Company expects to reach a settlement with the EPA in connection with this matter.

On June 4, 2008 the Commonwealth of Massachusetts filed a complaint in the Superior Court of Massachusetts, Hampshire County against the Company and one of its subsidiaries seeking recovery of response costs related to the October 30, 2006 chemical release in South Hadley, Massachusetts noted above.  The Commonwealth has alleged costs in the amount of approximately $192,000.  The Company is reviewing the complaint and has not yet filed an answer.

Presstek is a party to other litigation that it considers routine and incidental to its business however it does not expect the results of any of these actions to have a material adverse effect on its business, results of operation or financial condition.

The Company has recorded its best estimate of any losses associated with these matters.

 20. SUBSEQUENT EVENTS

On July 14, 2008, the Company completed the sale of its property in Tucson, Arizona.  The subsequent sale of this property included a lease-back of a portion of the facility for the Lasertel operations.  The gain associated with this transaction will be recognized beginning in the third quarter of fiscal 2008 and in future periods over the term of the lease.

On July 29, 2008, the Company signed an amendment to its credit facilities.  The amendment allowed for the utilization of cash inflows of approximately $7.9 million received from the sale and lease-back transaction associated with the Tucson, Arizona facility to pay down the principal of the term loan.  In addition, the amendment reset the amortization of the term loan and decreased the quarterly payments of principal due from $1,750,000 to $810,000, with no installment due in September 2008, and a final payment of principal reduced to approximately $834,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements, which involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described below in the section entitled “Information Regarding Forward-Looking Statements” and in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 29, 2007, as filed with the SEC on April 30, 2008.

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

Strategy

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

Another method of growing the market for consumables is to develop consumables that can be imaged by non-Presstek devices.  In addition to expanding our base of our CBEs, an element of our focus is to reach beyond our proprietary systems and penetrate the installed base of CTP devices in all market segments with our chemistry-free and process-free offerings.  The first step in executing this strategy was the launch of our Aurora chemistry-free printing plate designed to be used with CBEs manufactured by thermal CTP market leaders, such as Screen and Kodak.  We continue to work with other CTP manufacturers to qualify our consumables on their systems.  We believe this shift in strategy fundamentally enhances our ability to expand and control our business.

Since 2007, management has been taking steps to improve the Company’s cost structure and strengthen its balance sheet in order to enable Presstek to increase profitability on improved revenue growth when economic conditions in the United States and elsewhere recover.  As discussed further below, our improved level of profitability and balance sheet improvements to date are, in large part, the result of our Business Improvement Plan, as well as our review and strengthening of inventory and accounts receivable.

Business Improvement Plan

In the fourth quarter of fiscal 2007, we announced our Business Improvement Plan (“BIP”). The plan involves virtually every aspect of the business and includes pricing actions, improved manufacturing efficiencies, increased utilization of field service resources, right-sizing of operating expenses, and cash flow improvements driven by working capital reductions and the sale of selected real estate assets.

For the six months ended June 28, 2008, we have incurred approximately $0.8 million of restructuring charges related to this plan.  Since the second quarter of fiscal 2007, headcount has been reduced by 10.5%, leased facilities have been consolidated, operating expenses, excluding special charges, have been reduced from 32.4% of revenue in the second quarter of 2007 to 28.9% in the second quarter of 2008, working capital has decreased from $45.3 million at June 30, 2007 to $38.3 million at June 28, 2008 and in the third quarter of fiscal 2008, the Company completed the sale of real estate property located in Tucson, Arizona.  The sale of this property included a sale lease-back of a portion of the facility for the Lasertel operations.  The gain associated with this transaction will be recognized beginning in the third quarter of fiscal 2008.

Internal Review

Beginning in the third quarter of 2007, we commenced a self-initiated internal review of certain practices and procedures surrounding inventory, accounts receivable and commercial receivable terms.  We conducted a worldwide review of accounts receivable; conducted a worldwide physical inventory to assess the existence and valuation of inventory; and reviewed revenue practices surrounding the commercial terms granted in certain transactions, resulting in an enhanced revenue recognition policy.  The culmination of these actions resulted in increased professional fees during the latter part of fiscal 2007 and a negative impact to revenue in the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008 largely due to the disruption in our European operations related to the business reviews, as well as tightened commercial receivable terms.

General

We operate and report on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the consolidated financial statements include the financial reports for the 13-week and 26-week periods ended June 28, 2008, which we refer to as the second quarter and first half of fiscal 2008 or the six months ended June 28, 2008, and the 13-week and 26-week periods ended June 30, 2007, which we refer to as the second quarter and first half of fiscal 2007 or the six months ended June 30, 2007.

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

The discussion of results of operations at the consolidated level is presented together with results of operations by business segment.

RESULTS OF OPERATIONS

Results of operations in dollars and as a percentage of revenue were as follows (in thousands of dollars):

	Three months ended				Six months ended
	June 28, 2008		June 30, 2007		June 28, 2008		June 30, 2007
		% of revenue		% of revenue		% of revenue		% of revenue
Revenue
Product	$ 45,747	84.3	$ 58,879	85.6	$ 88,774	83.2	$ 114,115	85.2
Service and parts	8,520	15.7	9,872	14.4	17,924	16.8	19,788	14.8
Total revenue	54,267	100.0	68,751	100.0	106,698	100.0	133,903	100.0

Cost of revenue
Cost of product	30,083	55.4	41,381	60.2	57,477	53.9	80,327	60.0
Cost of service and parts	6,539	12.1	8,773	12.8	13,465	12.6	16,471	12.3
Total cost of revenue	36,622	67.5	50,154	73.0	70,942	66.5	96,798	72.3

Gross profit	17,645	32.5	18,597	27.0	35,756	33.5	37,105	27.7

Operating expenses
Research and development	1,538	2.8	1,621	2.3	3,090	2.9	3,255	2.4
Sales, marketing and customer support	8,088	14.9	10,952	15.9	15,688	14.7	20,816	15.6
General and administrative	5,710	10.5	9,003	13.1	12,853	12.1	15,257	11.4
Amortization of intangible assets	334	0.6	715	1.0	685	0.6	1,422	1.1
Restructuring and other charges	560	1.1	793	1.2	1,195	1.1	1,128	0.8
Total operating expenses	16,230	29.9	23,084	33.5	33,511	31.4	41,878	31.3

Operating income (loss)	1,415	2.6	(4,487)	(6.5)	2,245	2.1	(4,773)	(3.6)

Interest and other expense, net	38	0.1	(993)	(1.4)	(680)	(0.6)	(1,890)	(1.4)
Income (loss) before income taxes	1,453	2.7	(5,480)	(7.9)	1,565	1.5	(6,663)	(5.0)
Provision (benefit) for income taxes	922	1.7	(626)	(0.9)	843	0.8	(943)	(0.7)

Income (loss) from continuing operations	531	1.0	(4,854)	(7.0)	722	0.7	(5,720)	(4.3)
Income (loss) from discontinued operations, net of tax	36	0.0	24	0.0	63	0.0	(88)	(0.0)
Net income (loss)	$ 567	1.0	$(4,830)	(7.0)	$ 785	0.7	$(5,808)	(4.3)

Three and six months ended June 28, 2008 compared to three and six months ended June 30, 2007

Revenue

Consolidated Revenue

Consolidated revenues were $54.3 million and $106.7 million in the second quarter and first six months of 2008, respectively, compared to $68.8 million and $133.9 million in the comparable prior year periods.  The decline in sales was primarily driven by economic weakness in the United States, the impact of business reviews conducted in the company’s European operations in the fourth quarter of 2007, and customer anticipation of the DRUPA trade show which took place during the later part of the second quarter of fiscal 2008.  Overall, sales of Presstek’s “growth” portfolio of products, defined as 34DI and 52DI digital offset solutions, the Presstek family of chemistry free CtP solutions, and Lasertel, decreased $7.2 million, or 20.2%, and $13.2 million, or 19.7%, in the second quarter and first six months of 2008 compared to the same prior year periods.

Presstek segment equipment revenues were $14.5 million and $27.7 million in the second quarter and first six months of 2008, respectively, compared to $26.0 million and $49.5 million in the same prior year periods.  Sales of DI presses declined from $18.9 million and $34.1 million in the second quarter and first six months of 2007, respectively, to $11.9 million and $21.6 million in the comparable current year period.  Unfavorable sales of DI presses were due primarily to lower press sales in the United States resulting from challenging economic conditions, the impact of business reviews conducted in the Company’s European operations in the fourth quarter of fiscal 2007, and delayed customer orders in Europe resulting from anticipation of the DRUPA trade show which took place in the second quarter of fiscal 2008.  In addition, sales of DI kits declined from $0.5 million and $1.3 million in the second quarter and first six months of 2007, respectively, to zero in 2008.  Sales of our remaining growth portfolio of equipment, Dimension and Vector TX52 platesetters, declined from $3.8 million and $7.2 million in the second quarter and first six months of 2007, respectively, to $2.2 million and $5.0 million in the comparable current year periods, due to deteriorating economic conditions in the United States.  Equipment sales of our “traditional” line of products, defined as QMDI presses, polyester CtP platesetters, and conventional equipment, were all lower in the second quarter and first six months of 2008 compared to 2007 due to the ongoing transition of our customer base from analog to digital technologies.  Revenues from our traditional line of equipment products declined from $4.5 million and $9.5 million in the second quarter and first six months of 2007, respectively, to $2.0 million and $3.6 million in 2008.  As a percentage of total gross equipment revenue within the Presstek segment, sales of growth portfolio equipment products increased from 83.8% and 81.7% of revenue in the second quarter and first six months of 2007, to 87.8% and 88.2% in the comparable current year period.

Revenues for the Lasertel segment were $3.3 million in both the second quarter of 2007 and 2008, and $5.7 million in the first six moths of 2008 compared to $6.4 million in the comparable prior year period.  The year to date decrease in sales was primarily the result of a decline in sales to the Presstek segment.

Consumables product revenues declined from $30.7 million and $60.8 million in the second quarter and first six months of 2007, respectively, to $28.5 million and $56.8 million in the comparable 2008 periods, due primarily to lower sales of our traditional products resulting from the continuing migration of our customer base from analog to digital solutions.  Total sales of Presstek’s “traditional” portfolio of consumable products declined from $21.4 million in the second quarter of 2007 to $18.6 million in the second quarter of 2008, a decrease of 13.2%, driven primarily by lower sales of QMDI plates and conventional consumables.  For the first six months of 2008, sales of Presstek’s “traditional” portfolio of consumables products declined from $42.6 million to $37.6 million, a decrease of 11.7%.  Partially offsetting this decline were sales of Presstek’s “growth” portfolio of consumables, defined as 52DI, 34DI, and chemistry-free CtP plates, which grew from $9.2 million and $18.2 million in the second quarter and first six months of 2007, respectively, to $9.9 million and $19.2 million in 2008.  Sales of 52DI and 34DI plates increased by $0.5 million, or 11.3%, in the second quarter of 2008, and $1.3 million, or 15.4%, in the first six months of 2008, versus the comparable prior year periods.  As a percentage of total consumables revenue, growth portfolio products comprised 34.8% and 33.7% of revenue in the second quarter and first six months of 2008, compared to 30.1% and 29.9% in the comparable prior year periods.

Service and parts revenues were $8.5 million and $17.9 million in the second quarter and first six months of fiscal 2008, respectively, reflecting decreases of $1.3 million and $1.9 million compared to the same prior year periods.   Overall, decreases in service and parts revenues are due primarily to the transition of our customer base from analog to digital solutions which, in the short term, is having a negative impact on sales.

Cost of Revenue

Consolidated cost of product, consisting of costs of material, labor and overhead, shipping and handling costs and warranty expenses, was $30.1 million and $57.5 million in the second quarter and first six months of fiscal year 2008, respectively, compared to $41.4 million and $80.3 million in the comparable prior year periods.  The decrease was due primarily to lower sales volume and lower costs resulting from the positive impact of our BIP.  Favorable results from the BIP include improved efficiencies and yields in our South Hadley plate manufacturing operation, lower overall freight costs, and procurement initiatives which have resulted in lower product costs.  In addition, the Company recorded $2.7 million of charges in the second quarter of fiscal 2007 for warranty, accrued purchase commitments and excess and obsolete inventory write-down related to the Vector TX52 product line.

Consolidated cost of service and parts was $6.5 million and $13.5 million in the second quarter and first six months of fiscal year 2008, respectively, compared to $8.8 million and $16.5 million in the comparable prior year periods.  These amounts represent the costs of spare parts, labor and overhead associated with the ongoing service of products.  The reduction in overall cost is principally due to the termination of service personnel in North America, an element of our BIP intended to realign our service costs with a declining analog revenue base.  In addition, the company recorded $0.8 million of charges in the second quarter of fiscal 2007 related to field service parts inventory.

Gross Profit

Consolidated gross profit as a percentage of total revenue was 32.5% and 33.5% in the second quarter of fiscal year 2008, compared to 27.0% and 27.7% in the comparable prior year periods.

Gross profit as a percentage of product revenues was 34.2% and 35.3% in the second quarter and first six months of 2008, respectively, compared to 29.7% and 29.6% in the comparable prior year periods.  The increase in gross profit reflects the favorable impact of the company’s higher profit consumables business representing a greater proportion of total product sales, the favorable impact of the company’s BIP actions, and the absence of charges related to the Vector TX52 experienced in fiscal 2007.

Gross profit on service revenues increased from 11.1% and 16.8% in the second quarter and first six months of 2007, respectively, to 23.3% and 24.9% in the comparable current year periods.  The increase in profits is due primarily to the positive impact of the company’s BIP plan which has resulted in a cost structure more appropriately aligned with the current revenue base, as well as the absence of charges related to field service parts experienced in fiscal 2007.

Research and Development

Research and development expenses primarily consist of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment, consumables and laser diode development efforts.

Consolidated research and development expenses were $1.5 million and $3.1 million in the second quarter and first six months of fiscal year 2008, respectively, compared to $1.6 million and $3.3 million in the comparable prior year periods.

Research and development expenses for the Presstek segment were $1.3 million and $2.6 million in the second quarter and first six months, respectively, of 2007 and 2008.

Research and development expenses for the Lasertel segment were $0.3 million in the second quarter of both fiscal year 2007 and 2008, and decreased from $0.7 million in the first six months of 2007 to $0.5 million in the same current year period.  Lower expenses for the six months were the result of reduced costs for parts and supplies consumed in the product development process.

Sales, Marketing and Customer Support

Sales, marketing and customer support expenses primarily consist of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs associated with sales, marketing and customer support activities.

Consolidated sales, marketing and customer support expenses decreased from $11.0 million and $20.8 million in the second quarter and first six months of fiscal year 2007, respectively, to $8.1 million and $15.7 million in the comparable current year period.

Sales, marketing and customer support expenses for the Presstek segment decreased from $10.8 million and $20.5 million in the second quarter and first six months of fiscal year 2007, respectively, to $7.9 million and $15.3 million in the comparable current year period.  The decrease in expense in both periods is due primarily to lower payroll, facilities, and travel related expenses resulting from the favorable impact of our BIP program, as well as lower commission expense resulting from lower sales, offset somewhat by costs associated with the DRUPA trade show.

Sales, marketing and customer support expenses for the Lasertel segment were $0.2 million in the second quarter of fiscal year 2008, unchanged from the same prior year period.  Expense of $0.4 million for the first six months of 2008 reflected an increase of $0.1 million versus the same prior year period due to slightly higher payroll related costs.

General and Administrative

Consolidated general and administrative expenses are primarily comprised of payroll and related expenses, including stock compensation, for personnel and contracted professional services necessary to conduct our general management, finance, information systems, human resources and administrative activities.

Consolidated general and administrative expenses were $5.7 million and $12.9 million in the second quarter and first six months of fiscal year 2008, respectively, compared to $9.0 million and $15.3 million in the comparable prior year periods.

General and administrative expenses for the Presstek segment were $5.4 million and $12.4 million in the second quarter and first six months of 2008, respectively, compared to $8.8 million and $14.8 million in the comparable prior year periods.  Approximately $2.9 million of the decreased expense in the first six months was due to lower restricted stock and stock based compensation costs related to option grants to officers, directors, and employees; and the second quarter 2008 reversal of certain litigation accruals resulting from the favorable resolution of several matters. We also had lower accounting fees and bad debt expense. These reductions were offset slightly by higher costs related to increased incentive plan accruals as well as the rebuilding of our finance organization necessary to remediate previously disclosed material weaknesses.

General and administrative expenses for the Lasertel segment were $0.3 million in the second quarter of 2008 compared to $0.2 million in 2007, and were $0.5 million in both the first six months of 2007 and 2008.

Amortization of Intangible Assets

Amortization expense of $0.3 million and $0.7 million in the second quarter and first six months of fiscal 2008 declined $0.4 million and $0.7 million from the comparable prior year periods.

These expenses relates to intangible assets recorded in connection with the Company’s 2004 ABDick acquisition, patents and other purchased intangible assets.

Restructuring and Other Charges

In the second quarter of 2008, the company recognized $0.2 million of restructuring costs associated with our BIP, as well as $0.4 million related to the impairment of long-lived assets located at our South Hadley, Massachusetts facility.

Interest and Other Expense, Net

Consolidated net interest and other expense, comprised primarily of foreign exchange gains or losses, decreased from expense of $1.0 million and $1.9 million in the second quarter and first six months of 2007, respectively, to income of $0.04 million and expense of $0.7 million in the comparable current year periods.  Net interest expense of $0.3 million and $1.0 million in the second quarter and first six months of 2008, respectively, reflected a decrease of $0.5 million and $0.6 million over the comparable prior year period due to lower interest rates as well as a lower balance on our revolving credit facility.

Provision for Income Taxes

Our tax expense was $0.9 million and $0.8 million for the second quarter and first six months of 2008, respectively, on pre-tax income from continuing operations of $1.5 million and $1.6 million for the respective periods.  The estimated annual effective tax rate excluding discrete items is expected to be approximately 57%.

Discontinued Operations

During December 2006, the Company terminated production in South Hadley, Massachusetts of Precision-branded analog plates used in newspaper applications.

Results of operations of the discontinued analog newspaper business of Precision consist of the following (in thousands, except per-share data):

	Three months ended		Six months ended
	June 28 , 2008	June 30 , 2007	June 28, 2008	June 30, 2007
Revenue	$--	$--	$--	$195
Income (loss) before income taxes	60	40	106	(148)
Provision (benefit) from income taxes	24	16	43	(60)
Income (loss) from discontinued operations	$36	$24	$63	$(88)
Earnings (loss) per share	$0.00	$0.00	$0.00	$(0.00)

There were no significant operating expenses incurred in the first six months of fiscal 2008 or fiscal 2007. Miscellaneous income was recognized in fiscal 2008 as a result of the sale of scrap inventory of $46,000 and the settlement of certain accrued expenses.

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash)

We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings.  At June 28, 2008, we had $4.4 million of cash and $38.3 million of working capital, compared to $7.3 million of cash and $45.3 million of working capital at June 30, 2007.

Continuing Operations

Our operating activities provided $0.9 million of cash in the six months ended June 28, 2008.  Cash provided by operating activities came from net income, after adjustments for non-cash depreciation, amortization, provisions for warranty costs and accounts receivable allowances, stock compensation expense and losses on the disposal of assets.  Net income and non-cash items were further impacted by an increase in inventory levels of $4.7 million, an increase of $0.6 million in other current assets, a decrease of $0.9 million in deferred revenue and a decrease of $6.4 million in accrued expenses, which was partially offset by an increase in accounts payable of $4.0 million.  The increase in inventory levels was due primarily to the slowdown in sales in the first six months of fiscal 2008.  The increase in other current assets was primarily due to increased prepaid accounts under insurance policies.  The decrease in accrued expenses, which was partially offset by an increase in accounts payable was due mainly to the timing of purchases and payments to suppliers.  Deferred revenues decreased due to the recognition of service revenues over the service period.  Offsetting this was a decrease in accounts receivable of $2.3 million related to the increased collection efforts combined with lower sales volume.

We used $1.0 million of net cash for investing activities in the first six months of fiscal 2008 comprised of  additions to property, plant and equipment.  Our additions to property, plant and equipment relate primarily to production equipment and investments in our infrastructure, including costs related to the implementation of a new service management system.

Our financing activities used $8.4 million of cash, comprised of $5.0 million of cash payments on our current line of credit and $3.5 million of repayments on our term loan.

Discontinued Operations

Operating activities of discontinued operations used $0.3 million in cash in the first six months of fiscal 2008.  Cash used by operating activities consisted of $0.3 million related to payments for the facility closure and other response actions.

Liquidity

Our current Senior Secured Credit Facilities, referred to as the Facilities, include a $35.0 million five year secured term loan, referred to as the Term Loan, and a $45.0 million five year secured revolving line of credit, referred to as the Revolver.  At June 28, 2008, we had $1.3 million outstanding under letters of credit, thereby reducing the amount available under the Revolver to $28.7 million.  At June 28, 2008, the interest rate on the outstanding balance of the Revolver was 4.2%.  Prior to an amendment to the Facilities in the third quarter of 2008, principal payments on the Term Loan were payable in consecutive quarterly installments of $1.75 million, with a final settlement of all remaining principal and unpaid interest on November 4, 2009.  In the third quarter of fiscal 2008, the Company used the net proceeds of the sale of its Arizona property to pay down the principal balance of the term loan and entered into an amendment to the Facilities dated July 29, 2008 which amended the payment schedule of the Term Loan to reduce the required quarterly installments of principal to $810,000, with no installment due in September of 2008 and a final installment of all remaining principal (approximately $834,000) due on November 4, 2009.  The Facilities were used to partially finance the acquisition of the business of ABDick, and are available for working capital requirements, capital expenditures, acquisitions, and general corporate purposes.  Borrowings under the Facilities bear interest at either (i) the London InterBank Offered Rate, or LIBOR, plus applicable margins or (ii) the Prime Rate, as defined in the agreement, plus applicable margins.  The applicable margins range from 1.25% to 4.0% for LIBOR, or up to 1.75% for the Prime Rate, based on certain financial performance.  At June 28, 2008, the effective interest rate on the Term Loan was 4.6%.

Under the terms of the Revolver and Term Loan, we are required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA, a non-U.S. GAAP measurement that we define as earnings before interest, taxes, depreciation, amortization and restructuring and other charges/(credits), and minimum fixed charge coverage covenants.  At June 28, 2008, we were in compliance with all covenants.

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

The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all.  If we are unable to obtain any required additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, which would reduce our use of cash but could harm our long-term financial condition and operating results.  Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

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

From time to time we have engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party.  In certain situations, we may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations.  In certain such instances, we may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease.  In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, we would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”).  The maximum contingent obligation under these shortfall payment arrangements is estimated to be $1.9 million at June 28, 2008.

Effect of Inflation

Inflation has not had a material impact on our financial conditions or results of operations, although this risk is discussed under Item 1A of our Form 10-K for the year ended December 29, 2007, filed with the SEC on April 30, 2008.

Information Regarding Forward-Looking Statements

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

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, which was filed with the SEC on April 30, 2008.  There were no significant changes to the Company’s critical accounting policies in the six months ended June 28, 2008.

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

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.  At June 28, 2008, we were not involved in any unconsolidated SPE transactions.

Item 4.  Controls and Procedures

This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and procedures and evaluations thereof referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of June 28, 2008, the Company’s disclosure controls and procedures were not effective because of the  continuation of material weaknesses described below. Notwithstanding the existence of the material weaknesses described below, management has concluded that the consolidated interim financial information included in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

Management has undertaken procedures and other steps, including the completion of an internal review of the Company’s financial accounts related to its European operations, to mitigate the material weaknesses in internal control over financial reporting described below, along with additional procedures designed to ensure the reliability of our financial reporting.

In Management’s Report on Internal Control over Financial Reporting, included in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 29, 2007, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 30, 2008, management of the Company concluded that there were control deficiencies that constituted material weaknesses, as described below and which were not as of June 28, 2008 fully remediated.

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

Because of the material weakness described above, management concluded that its internal control over financial reporting was not effective as of December 29, 2007.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Our management continues to engage in substantial efforts to remediate the material weaknesses noted above. The following remedial actions are intended both to address the identified material weaknesses and to enhance our overall internal control over financial reporting.

Effective April 3, 2007, the Audit Committee of the Board of Directors established a Financial Reporting Task Force, which was re-initiated in the second quarter of fiscal 2008, to develop and implement a corrective action plan to ensure full remediation of the material weaknesses. This Task Force, which reports directly to the Audit Committee, is led by the Chief Financial Officer.

Significant or Non-Routine Transactions

The following remedial actions were implemented through December 29, 2007:

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

The following remedial actions have been initiated and will continue to be implemented after June 28, 2008:

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

Revenue Recognition

The following remedial actions were initiated during the fourth quarter of fiscal 2007 and will continue to be implemented after June 28, 2008:

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

Account Reconciliations and Journal Entries

The following remedial actions were initiated during the fourth quarter of fiscal 2007 and will continue to be implemented after June 28, 2008:

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

·	Management review controls have been and will continue to be enhanced to ensure that all journal entries are reviewed and approved with appropriate supporting documentation.

Inventory

The following remedial actions were initiated in the first quarter of fiscal 2008 and will continue to be implemented after June 28, 2008:

·	An independent review, by appropriate management personnel, is performed and documented in a detailed manner to determine that these complex calculations are performed accurately.

·	Enhanced the spreadsheet controls over the mathematical accuracy of spreadsheets for these inventory account calculations.

Changes in Internal Control over Financial Reporting

Other than the foregoing measures to remediate the material weaknesses described above, certain of which were not fully implemented as of June 28, 2008, there was no change in the Company's internal control over financial reporting during the quarter ended June 28, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

In August 2007, an Arbitrator from the International Centre for Dispute Resolution issued a partial award against the Company and in favor of Reda National Company (“Reda”), a former Company distributor operating in the Middle East. Reda claimed that the Company breached an exclusive distributor agreement by entering into a distribution agreement with another party covering the same territory assigned to Reda. Reda sought damages totaling approximately $9.7 million. On May 28, 2008 the parties settled the arbitration and the proceeding was dismissed.

In March 2005, the Company filed an action against Creo, Inc. (subsequently acquired by Kodak) in the U.S. District for the District of New Hampshire for patent infringement. In this action, the Company alleges that Creo has distributed a product that violates a Presstek U.S. Patent A trial was scheduled for the fall of 2008. On May 22, 2008 the parties settled the litigation and the case was dismissed.

On June 4, 2008 the Commonwealth of Massachusetts filed a complaint in the Superior Court of Massachusetts, Hampshire County against the Company and one of its subsidiaries seeking recovery of response costs related to the October 30, 2006 chemical release in South Hadley, Massachusetts noted above.  The Commonwealth has alleged costs in the amount of approximately $192,000.  The Company is reviewing the complaint and has not yet filed an answer.

Except as noted with respect to the proceedings noted above, during the six months ended June 28, 2008, there have been no material changes to legal proceedings from those considered in our Annual Report on From 10-K for the year ended December 29, 2007, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 30, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

On June 11, 2008, the Company held its annual meeting of stockholders in New York, New York.  At the meeting, the following matters were voted on by our shareholders and approved by the following votes:

	Shares Voted For	Votes Withheld
Election of directors:
Jeffrey Jacobson	26,896,754	5,951,739
John W. Dreyer	26,898,334	5,950,159
Daniel S. Ebenstein	25,850,353	6,998,140
Dr. Lawrence Howard	26,592,649	6,255,844
Frank D. Steenburgh	32,443,235	405,258
Steven N. Rappaport	32,137,690	710,803
Donald C. Waite, III	31,972,777	875,716

	Shares Voted For	Shares Voted Against	Votes Abstained	Broker Non-Votes
Proposal to approve the adoption of the Company’s 2008 Omnibus Incentive Plan	19,253,953	1,640,135	156,770	11,797,635

Item 6.  Exhibits

Exhibit No.	Description

10.1
2008 Omnibus Incentive Plan of Presstek, Inc. (Previously filed as a Appendix A to the Company’s Proxy Statement for the Annual Meeting of Stockholders Form DEF 14A filed on May 9, 2008 and incorporated by reference herein.)

10.2	Compensation Program for Non-employee Directors (filed herewith.)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PRESSTEK, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSTEK, INC. (Registrant)
Date: August 7, 2008	/s/ Jeffrey A. Cook
Jeffrey A. Cook Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PRESSTEK, INC.

EXHIBIT INDEX

Exhibit No.	Description

10.1
2008 Omnibus Incentive Plan of Presstek, Inc. (Previously filed as a Appendix A to the Company’s Proxy Statement for the Annual Meeting of Stockholders Form DEF 14A filed on May 9, 2008 and incorporated by reference herein.)

10.2	Compensation Program for Non-employee Directors (filed herewith.)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.