Form 10-Q
period 2008-09-27
PRESSTEK INC /DE/
filed 2008-11-06
CIK 846876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-17541

PRESSTEK, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	02-0415170 (I.R.S. Employer Identification No.)

10 Glenville Street Greenwich, Connecticut (Address of Principal Executive Offices)	06831 (Zip Code)

(203) 769-8032
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
Yes ☐    No ☑

As of October 31, 2008, there were 36,637,181 shares of the Registrant’s Common Stock, $0.01 par value, outstanding.

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

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)
	September 27,	December 29,
	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$2,634	$12,558
Accounts receivable, net	34,911	41,094
Inventories	43,439	45,010
Assets of discontinued operations	13,727	16,689
Deferred income taxes	7,356	6,740
Other current assets	4,453	4,594
Total current assets	106,520	126,685

Property, plant and equipment, net	25,773	29,049
Goodwill	19,891	19,891
Intangible assets, net	4,481	5,209
Deferred income taxes	9,463	11,124
Other noncurrent assets	569	869

Total assets	$166,697	$192,827

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligation	$3,246	$7,035
Line of credit	11,890	20,000
Accounts payable	14,761	17,312
Accrued expenses	15,500	23,212
Deferred revenue	6,902	7,100
Liabilities of discontinued operations	5,995	2,776
Total current liabilities	58,294	77,435

Long-term debt and capital lease obligation, less current portion	834	8,500
Other long-term liabilities	58	-

Total liabilities	59,186	85,935

Commitments and contingencies (See Note 19)

Stockholders' equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized, 36,619,078 and
36,565,474 shares issued and outstanding at September 27, 2008 and
December 29, 2007, respectively	366	366
Additional paid-in capital	117,426	115,884
Accumulated other comprehensive income (loss)	(871)	1,032
Accumulated deficit	(9,410)	(10,390)
Total stockholders' equity	107,511	106,892

Total liabilities and stockholders' equity	$166,697	$192,827

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)
(Unaudited)

	Three months ended		Nine months ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Revenue
Product	$40,288	$48,174	$124,764	$158,414
Service and parts	8,246	9,488	26,170	29,276
Total revenue	48,534	57,662	150,934	187,690

Cost of revenue
Product	25,589	34,457	78,659	112,696
Service and parts	6,096	8,097	19,561	24,568
Total cost of revenue	31,685	42,554	98,220	137,264

Gross profit	16,849	15,108	52,714	50,426

Operating expenses
Research and development	1,059	1,212	3,697	3,789
Sales, marketing and customer support	7,088	9,315	22,411	29,810
General and administrative	5,932	8,796	18,321	23,603
Amortization of intangible assets	258	517	823	1,819
Restructuring and other charges	374	399	1,569	1,527
Total operating expenses	14,711	20,239	46,821	60,548

Operating income (loss)	2,138	(5,131)	5,893	(10,122)
Interest and other income (expense), net	(359)	(285)	(646)	(1,610)

Income (loss) from continuing operations before income taxes	1,779	(5,416)	5,247	(11,732)
Provision (benefit) for income taxes	1,153	(2,732)	2,731	(3,541)

Income (loss) from continuing operations	626	(2,684)	2,516	(8,191)
Loss from discontinued operations, net of tax	(431)	(932)	(1,536)	(1,233)

Net income (loss)	$195	$(3,616)	$980	$(9,424)

Earnings (loss) per share - basic
Income (loss) from continuing operations	$0.02	$(0.07)	$0.07	$(0.23)
Loss from discontinued operations	(0.01)	(0.03)	(0.04)	(0.03)
	$0.01	$(0.10)	$0.03	$(0.26)

Earnings (loss) per share - diluted
Income (loss) from continuing operations	$0.02	$(0.07)	$0.07	$(0.23)
Loss from discontinued operations	(0.01)	(0.03)	(0.04)	(0.03)
	$0.01	$(0.10)	$0.03	$(0.26)

Weighted average shares outstanding
Weighted average shares outstanding - basic	36,603	36,545	36,586	36,080
Dilutive effect of options	13	-	12	-
Weighed average shares outstanding - diluted	36,616	36,545	36,598	36,080

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	September 27,	September 29,
	2008	2007
Operating activities
Net income (loss)	$980	$(9,424)
Add loss from discontinued operations	1,536	1,233
Income (loss) from continuing operations	2,516	(8,191)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,608	4,179
Amortization of intangible assets	823	1,819
Restructuring and other charges	166	-
Writedown of asset to net realizable value	422	-
Provision for warranty costs	350	2,854
Provision for accounts receivable allowances	746	1,087
Stock compensation expense	1,321	3,447
Deferred income taxes	1,045	(4,429)
Loss on disposal of assets	37	72
Changes in operating assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	6,073	1,651
Inventories	1,381	(3,247)
Other current assets	164	(532)
Other noncurrent assets	(142)	70
Accounts payable	(2,612)	(5,387)
Accrued expenses	(9,041)	1,717
Restructuring and other charges	981	1,527
Deferred revenue	(187)	(347)
Net cash provided by (used in) operating activities	7,651	(3,710)

Investing activities
Purchase of property, plant and equipment	(946)	(2,114)
Business acquisitions, net of cash acquired	-	(20)
Investment in patents and other intangible assets	(125)	(58)
Net cash used in investing activities	(1,071)	(2,192)

Financing activities
Net proceeds from issuance of common stock	221	3,069
Repayments of term loan and capital lease	(11,455)	(5,274)
Net borrowings (repayments) under line of credit agreement	(8,110)	6,000
Net cash provided by (used in) financing activities	(19,344)	3,795

Cash provided by (used in) discontinued operations
Operating activities	(3,145)	(305)
Investing activities	7,811	(419)
Financing activities	-	-
Net cash provided by (used in) discontinued operations	4,666	(724)

Effect of exchange rate changes on cash and cash equivalents	(1,826)	667

Net decrease in cash and cash equivalents	(9,924)	(2,164)
Cash and cash equivalents, beginning of period	12,558	9,547
Cash and cash equivalents, end of period	$2,634	$7,383

Supplemental disclosure of cash flow information
Cash paid for interest	$1,384	$2,417
Cash paid for income taxes	$547	$374

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 27, 2008
(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements of Presstek, Inc. and its subsidiaries (“Presstek,” the “Company,” “we” or “us”) contain all adjustments, including normal recurring adjustments, necessary to present fairly Presstek’s financial position as of September 27, 2008 and December 29, 2007, its results of operations for the three and nine months ended September 27, 2008 and September 29, 2007 and its cash flows for the nine months ended September 27, 2008 and September 29, 2007, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the interim reporting requirements of Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

The results of the three and nine months ended September 27, 2008 are not necessarily indicative of the results to be expected for the year ending January 3, 2009.  The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 30, 2008.

The Company’s operations are currently organized into two segments: (i) Presstek and (ii) Lasertel.  The Presstek segment is primarily engaged in the development, manufacture, sale and servicing of the Company’s patented digital imaging systems and patented printing plate technologies as well as traditional, analog systems and related equipment and supplies for the graphic arts and printing industries, primarily the short-run, full-color market segment.  The Lasertel segment manufactures and develops high-powered laser diodes and related laser products for the Presstek segment and for sale to external customers.  The Lasertel segment has been presented as discontinued operations in the third quarter of fiscal 2008 as the operations are currently held for sale.  The Lasertel business will continue to operate as normal, as will all of its marketing and new business/product development activities. Presstek has no intentions to shut down the business.  Any future changes to this organizational structure may result in changes to the segments currently disclosed.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Intercompany transactions and balances have been eliminated.

The Company operates and reports on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the thirteen and thirty-nine week periods ended September 27, 2008 (the “third quarter and first nine months of fiscal 2008” or “the nine months ended September 27, 2008”) and September 29, 2007 (the “third quarter and first nine of fiscal 2007” or “the nine months ended September 29, 2007”).

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 27, 2008
(Unaudited)

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

Approximately 4,088,000 and 3,661,400 options to purchase common stock were excluded from the calculation of diluted earnings (loss) per share for the three months ended September 27, 2008 and September 29, 2007, respectively, as their effect would be antidilutive.  Approximately 4,058,200 and 3,661,400 options to purchase common stock were excluded from the calculation of diluted earnings (loss) per share for the nine months ended September 27, 2008 and September 29, 2007, respectively, as their effect would be antidilutive.

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

Gains and losses arising from foreign currency transactions are reported as a component of Interest and other income (expense), net in the Company’s Consolidated Statements of Operations.  The Company recorded a loss on foreign currency transactions of approximately $0.3 million for the three months ended September 27, 2008 and a gain of $0.3 million for the three months ended September 29, 2007 and a loss of $0.2 million and a gain of $29,000 for the nine months ended September 27, 2008 and September 29, 2007, respectively.

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

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, which was filed with the SEC on April 30, 2008.  There were no significant changes to the Company’s critical accounting policies during the nine months ended September 27, 2008.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 27, 2008
(Unaudited)

Recent Accounting Pronouncements

As of December 30, 2007, the company has adopted SFAS No. 157 Fair Value Measurements ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities.  The Financial Accounting Standards Board has subsequently issued FASB Staff Position No FAS 157-2, which grants a one-year delay for FAS 157 on the fair value measurement for nonfinancial assets and nonfinancial liabilities for fiscal years beginning after November 15, 2008. At this time, we have adopted the FAS 157 as it relates to our financial assets and liabilities only. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of this statement are required to be applied prospectively. The Company adopted SFAS 159 in the first quarter of 2008. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements.

In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities ("EITF 07-3"). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and was adopted by the Company in the first quarter of fiscal 2008. The adoption of EITF 07-3 did not have a material impact on our consolidated financial statements.

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

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 27, 2008
(Unaudited)

2. DISCONTINUED OPERATIONS

The Company accounts for its discontinued operations under the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144). Accordingly, results of operations and the related expenses associated with discontinued operations have been classified as “Loss from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations. Assets and liabilities of discontinued operations have been reclassified and reflected on the accompanying Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations.” For comparative purposes, all prior periods presented have been reclassified on a consistent basis.  Discontinued operations for the periods presented are comprised of Precision analog newspaper business and Lasertel.

Precision

During December 2006, the Company terminated production in South Hadley, Massachusetts of Precision-branded analog plates used in newspaper applications.

Results of operations of the discontinued analog newspaper business of Precision consist of the following (in thousands, except per-share data):

	Three months ended		Nine months ended
	September 27 , 2008	September 29 , 2007	September 27 , 2008	September 29 , 2007
Revenues from external customers	$--	$--	$--	$195
Income (loss) before income taxes	31	16	137	(132)
Provision (benefit) from income taxes	--	6	43	(54)
Income (loss) from discontinued operations	$31	$10	$94	$(78)
Earnings (loss) per share	$0.00	$0.00	$0.00	$0.00

Assets and liabilities of the Precision analog newspapers business of discontinued operations consist of the following (in thousands):

	September 27, 2008	December 29, 2007

Receivables, net	$2	$15
Total current assets	$2	$15

Accounts payable	$189	$189
Accrued expenses	71	699
Total current liabilities	$260	$888

Lasertel

On September 24, 2008, the Board of Directors approved a plan to sell the Lasertel subsidiary as the Lasertel business is not a core focus for the Presstek graphics business. Although Lasertel is a supplier of diodes for the Company, it has grown its presence in the external market, and management believes that Lasertel would be in a better position to realize its full potential in conjunction with other companies or investors who can focus resources on the external market.  The disposal of this asset group is currently anticipated to be an asset sale and to occur within a one year period.  As such, the Company has presented the results of operations of this subsidiary within discontinued operations, classified the assets as “Assets of discontinued operations” and liabilities as “Liabilities of discontinued operations”. The Lasertel business will continue to operate as it previously operated, including its marketing and new business/product development activities. Presstek has no intentions to shut down the business.

Results of operations of the discontinued business of Lasertel consist of the following (in thousands, except per-share data):

	Three months ended		Nine months ended
	September 27 , 2008	September 29 , 2007	September 27 , 2008	September 29 , 2007
Revenues from external customers	$2,535	$1,950	$6,833	$5,825
Loss before income taxes	(733)	(1,534)	(2,636)	(1,881)
Benefit from income taxes	(271)	(592)	(1,006)	(726)
Loss from discontinued operations	$(462)	$(942)	$(1,630)	$(1,155)
Loss per share	$(0.01)	$(0.03)	$(0.04)	$(0.03)

Assets and liabilities of the discontinued business of Lasertel consist of the following (in thousands):

	September 27, 2008	December 29, 2007

Cash and cash equivalents	$--		$691
Receivables, net	2,826		1,785
Inventories	4,766		4,074
Other current assets	542		72
Property, plant & equipment, net	4,692		8,974
Intangible assets, net	899		1,078
Total assets	$13,725		$16,674

Accounts payable	$733		$1,291
Accrued expenses	518		501
Deferred revenue	--		96
Deferred gain	4,484		--
Total Liabilities	$5,735	$	$$1,888

3. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 27, 2008
(Unaudited)

4.  ACCOUNTS RECEIVABLE, NET

The components of Accounts receivable are as follows (in thousands):

	September 27, 2008	December 29, 2007

Accounts receivable	$37,233	$43,632
Less allowances	(2,322)	(2,538)
	$34,911	$41,094

5.  INVENTORIES

The components of Inventories are as follows (in thousands):

	September 27, 2008	December 29, 2007

Raw materials	$3,287	$3,660
Work in process	5,248	4,939
Finished goods	34,904	36,411
	$43,439	$45,010

During the nine months ended September 27, 2008 and September 29, 2007, the Company disposed of $2.4 million and $3.5 million, respectively, of excess and obsolete inventories.  The inventories disposed were primarily comprised of machine components and repair parts relating to technology that is no longer produced or serviced by the Company, and were fully reserved for prior to disposal.

6.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of Property, plant and equipment, net, are as follows (in thousands):

	September 27, 2008	December 29, 2007

Land and improvements	$1,302	$1,363
Buildings and leasehold improvements	22,169	22,695
Production and other equipment	42,368	42,204
Office furniture and equipment	9,397	7,098
Construction in process	406	2,355
Total property, plant and equipment, at cost	75,642	75,715
Accumulated depreciation and amortization	(49,869)	(46,666)
Net property, plant and equipment	$25,773	$29,049

Construction in process is generally related to production equipment and information technology systems not yet placed into service.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 27, 2008
(Unaudited)

Property, plant and equipment at September 27, 2008 and December 29, 2007 includes $110,000 of office furniture and equipment and related accumulated depreciation of $104,000 and $77,000, respectively, associated with a capital lease.

The Company recorded depreciation expense of $1.1 million and $3.6 million in the third quarter and first nine months of fiscal 2008, respectively, and $1.4 million and $4.2 million in the third quarter and first nine months of fiscal 2007, respectively.  Under the Company’s financing arrangements (see Note 8), all property, plant and equipment are pledged as security.

7.  INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of patents, intellectual property, license agreements, loan origination fees and certain identifiable intangible assets resulting from business combinations, including trade names, customer relationships, non-compete covenants and software licenses.

The Company commences amortization of capitalized costs related to either patents or purchased intellectual property at the time the respective asset has been placed into service.  At both September 27, 2008 and December 29, 2007, the Company had recorded $0.5 million related to patents and intellectual property not yet in service.

The components of the Company’s identifiable intangible assets are as follows (in thousands):

	September 27, 2008		December 29, 2007
	Cost	Accumulated amortization	Cost	Accumulated amortization

Patents and intellectual property	$9,435	$7,735	$9,360	$7,323
Trade names	2,360	2,360	2,360	2,360
Customer relationships	4,452	2,140	4,452	1,855
Software licenses	450	450	450	450
License agreements	750	353	750	296
Non-compete covenants	100	100	100	100
Loan origination fees	332	260	332	211
	$17,879	$13,398	$17,804	$12,595

The Company recorded amortization expense for its identifiable intangible assets of $0.3 million and $0.6 million in the third quarters of fiscal 2008 and fiscal 2007, respectively, and $0.8 million and $1.8 million in the first nine months of fiscal 2008 and fiscal 2007, respectively.  Estimated future amortization expense for the Company’s identifiable intangible assets in service at September 27, 2008, is as follows (in thousands):

Remainder of fiscal 2008	$283
Fiscal 2009	$1,033
Fiscal 2010	$904
Fiscal 2011	$677
Fiscal 2012	$403
Fiscal 2013	$384
Thereafter	$317

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 27, 2008
(Unaudited)

The carrying amount of goodwill recorded by the Company’s Presstek reporting unit was $19.9 million at September 27, 2008 and December 29, 2007.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested annually, as of the first business day of the third quarter, for impairment.  The Company’s impairment review is based on a fair value test.  The Company uses its judgment in assessing whether goodwill may have become impaired between annual impairment tests.  Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts may signal that an asset has been impaired.  Should the fair value of a reporting unit’s goodwill, as determined by the Company at any measurement date, fall below the carrying value of the respective reporting unit’s net assets, an expense for impairment will be recorded in the period.  For the third quarter ending September 27, 2008, there was no impairment recorded.  There can be no assurance that goodwill will not become impaired in future periods.

8.  FINANCING ARRANGEMENTS

The components of the Company’s outstanding borrowings at September 27, 2008 and December 29, 2007 are as follows (in thousands):

	September 27, 2008	December 29, 2007

Term loan	$4,074	$15,500
Line of credit	11,890	20,000
Capital lease obligation	6	35
	15,970	35,535
Less current portion	(15,136)	(27,035)
Long-term debt	$834	$8,500

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

At September 27, 2008 and December 29, 2007, the Company had outstanding balances on the Revolver of $11.9 million and $20.0 million, respectively, with interest rates of 4.9% and 7.5%, respectively.  At September 27, 2008, there were $1.3 million of outstanding letters of credit, thereby reducing the amount available under the Revolver to $31.8 million at that date.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 27, 2008
(Unaudited)

Prior to an amendment to the Facilities in the third quarter of 2008, principal payments on the Term Loan were payable in consecutive quarterly installments of $1.75 million, with a final settlement of all remaining principal and unpaid interest on November 4, 2009.  In the third quarter of fiscal 2008, the Company used the net proceeds of the sale of its Arizona property to pay down the principal balance of the term loan and entered into an amendment to the Facilities dated July 29, 2008 which amended the payment schedule of the Term Loan to reduce the required quarterly installments of principal to $810,000, with no installment due in the third quarter of fiscal 2008 and a final installment of all remaining principal (approximately $834,000) due on November 4, 2009.  At September 27, 2008 and December 29, 2007, outstanding balances under the Term Loan were $4.1 million and $15.5 million, respectively, with interest rates of 5.0% and 7.5%, respectively.

The weighted average interest rate on the Company’s short-term borrowings was 4.9% at September 27, 2008.

Under the terms of the Revolver and the Term Loan, the Company is required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA (a non-U.S. GAAP measurement that the Company defines as earnings before interest, taxes, depreciation, amortization, and restructuring and other charges) and minimum fixed charge coverage covenants.  At September 27, 2008, the Company was in compliance with all covenants.

On November 23, 2005, the Company acquired equipment of $110,000 qualifying for capital lease treatment.  The equipment is reflected in property, plant and equipment and the current and long-term principal amounts of the lease obligation are included in current and long-term debt and capital lease obligations in the Company’s Consolidated Balance Sheets.

The Company’s Revolver and Term Loan principal repayment commitments and capital lease principal repayment commitments are as follows (in thousands):

Remainder of 2008	$10,706
2009	$5,264

9.  ACCRUED EXPENSES

The components of the Company’s accrued expenses are as follows (in thousands):

	September 27, 2008	December 29, 2007

Accrued payroll and employee benefits	$4,502	$5,478
Accrued warranty	2,844	3,534
Accrued restructuring and other charges	676	1,592
Accrued royalties	232	432
Accrued income taxes	1,129	569
Accrued legal	2,517	5,815
Accrued professional fees	863	2,545
Other	2,737	3,247
	$15,500	$23,212

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 27, 2008
(Unaudited)

10.  ACCRUED WARRANTY

Product warranty activity in the first nine months of fiscal 2008 is as follows (in thousands):

Balance at December 29, 2007	$3,534
Accruals for warranties	350
Utilization of accrual for warranty costs	(1,040)
Balance at September 27, 2008	$2,844

11.  DEFERRED REVENUE

The components of deferred revenue are as follows (in thousands):

	September 27, 2008	December 29, 2007

Deferred service revenue	$5,973	$6,718
Deferred product revenue	929	382
	$6,902	$7,100

12.  RESTRUCTURING AND OTHER CHARGES

In the first nine months of fiscal 2008, the Company recognized $1.6 million in restructuring and other charges related to severance and separation costs under the consolidation efforts of the Business Improvement Plan (“BIP”) that was introduced in the third quarter of fiscal 2007 and certain asset impairment charges.

In the third quarter of fiscal 2008, the Company announced its plans to transfer certain of its corporate functions from the Hudson, NH facility to the Greenwich, CT facility.  As such, the Company will accrue for severance and any retention bonuses related to this plan ratably over the requisite service period. The Company recorded expense of approximately $70,000 in the third quarter of fiscal 2008 related to this event, and expects to incur additional expenses through the second quarter of 2009.

The activity for the first nine months of fiscal 2008 related to the Company’s restructuring accruals is as follows (in thousands):
	Balance December 29, 2007	Charged to expense	Utilization	Balance September 27, 2008

Lease termination and other costs	$--	$881	$(881)	$--
Executive contractual obligations	904	223	(763)	364
Severance and fringe benefits	688	465	(841)	312
	$1,592	$1,569	$(2,485)	$676

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 27, 2008
(Unaudited)

13.  STOCK-BASED COMPENSATION

The Company has equity incentive plans that are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee oversees and approves which employees receive grants, the number of shares or options granted and the exercise prices and other terms of the awards.

1998 Stock Option Plan

The 1998 Stock Incentive Plan (the “1998 Incentive Plan”) provides for the award of stock options, restricted stock, deferred stock, and other stock based awards to officers, directors, employees, and other key persons (collectively “awards”). A total of 3,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan. Any future options granted under the 1998 Incentive Plan will become exercisable upon the earlier of a date set by the Board of Directors or Committee at the time of grant or the close of business on the day before the tenth anniversary of the stock options’ date of grant. There were 35,000 options granted under this plan in the first nine months of fiscal 2008.  At September 27, 2008, there were 499,325 options outstanding. The options will expire at various dates as prescribed by the individual option grants. This plan expired on April 6, 2008 and therefore no options will be granted under this plan after this date.

2003 Stock Option Plan

The 2003 Stock Option and Incentive Plan (the “2003 Plan”) provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including those directors who are not an employee or officer of the Company, such directors being referred to as “non-employee directors”), consultants and advisors of the Company and its subsidiaries. The 2003 Plan provides for an automatic annual grant of 7,500 stock options to all active Non-Employee Directors and an option to purchase 25,000 shares is granted to newly elected non-employee directors, all of which vest over a one year period. Additional grants may be awarded at the discretion of the Board of Directors or Committee, and on April 7, 2005, effective for fiscal 2005 forward, the Company’s Board of Directors approved an additional annual grant of 7,500 options to re-elected non-employee directors. A total of 2,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under the 2003 Plan. For the three and nine months ended September 27, 2008, 150,000 options were issued under the 2003 Plan. There were 185,000 and 688,333 options issued under the 2003 Plan for the three and nine months ended September 29, 2007, respectively.  At September 27, 2008, there were 1,906,400 options outstanding under this plan.

2008 Omnibus Incentive Plan

The 2008 Omnibus Incentive Plan (the “2008 Plan”), approved by the stockholders of the Company on June 11, 2008, provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including non-employee directors), consultants and advisors of the Company and its subsidiaries.  A total of 3,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved for under this plan.  Awards granted under this plan may have varying vesting and termination provisions and can have no longer than a ten year contractual life. For the three and nine months ended September 27, 2008, there were 743,609 options granted under this plan.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 27, 2008
(Unaudited)

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) is designed to provide eligible employees of the Company and its participating U.S. subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three-month offering period, whichever is lower. All employees of the Company or participating subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the Company’s common stock are eligible to participate in the ESPP. A total of 950,000 shares of the Company’s common stock, subject to adjustment, have been reserved for issuance under this plan. The Company issued 18,103 shares and 53,267 shares of common stock under its ESPP for the three and nine months ended September 27, 2008, respectively.  The Company issued 16,792 and 49,743 shares of common stock under its ESPP for the three and nine months ended September 29, 2007, respectively.

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

Stock based compensation expense for the three and nine months ended September 27, 2008 and September 29, 2007 is as follows (in thousands):
	Three months ended		Nine months ended
Stock option plan	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

2008 Plan	$181	$--	$181	$--
2003 Plan	116	420	555	1,061
1998 Plan	42	--	132	--
ESPP	30	16	66	60
Restricted Stock	--	--	--	1,500
Non-plan, non-qualified	129	213	387	826

Total	$498	$649	$1,321	$3,447

As of September 27, 2008, there was $4.1 million of unrecognized compensation expense related to stock option grants. The weighted average period over which the remaining unrecognized compensation expense will be recognized is 2.7 years.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 28, 2008
(Unaudited)

Valuation Assumptions

ESPP
The fair value of the rights to purchase shares of common stock under the Company’s ESPP was estimated on the commencement date of the offering period using the Black-Scholes valuation model with the following assumptions:
	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Risk-free interest rate	0.7%	3.8%	1.3%	4.4%
Volatility	64.2%	57.9%	56.6%	50.5%
Expected life (in years)	0.25	0.25	0.25	0.25
Dividend yield	--	--	--	--

Based on the above assumptions, the weighted average fair values of each stock purchase right under the Company’s ESPP for the third quarter and first nine months of 2008 was $1.03 and $1.00, respectively.  The fair values of each stock purchase right under the Company’s ESPP for the third quarter and first nine months of fiscal 2007 was $1.27 and $1.41, respectively.

Plan Options

The fair value of the options to purchase common stock granted in the third quarter and first nine months of fiscal 2008 and fiscal 2007 under the 2003 Plan and the 1998 Plan was estimated on the respective grant dates using the Black-Scholes valuation model with the following assumptions:

	Three months ended		Six months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Risk-free interest rate	3.3%	4.2%	3.3%	4.5%
Volatility	49.4%	60.97%	49.4%	60.97%
Expected life (in years)	5.7	5.6	5.7	5.6
Dividend yield	--	--	--	--

Based on the above assumptions, the weighted average fair value of each option to purchase a share of the Company’s common stock granted in the third quarter and first nine months of fiscal 2008 under the 2003 Plan and 1998 Plan was $2.54 and $2.57, respectively.  The weighted average fair value of each option to purchase a share of the Company’s common stock granted in the third quarter and first nine months of fiscal 2007 under the 2003 Plan was $4.22 and $3.77, respectively.

Restricted Stock Award

There were no restricted stock grants in the first nine months of 2008.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 27, 2008
(Unaudited)

Non-Plan Stock Options

There were no non-plan options granted in the first nine months of fiscal 2008.

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

Stock Option Activity

Stock option activity for the nine months ended September 27, 2008 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 29, 2007	3,816,567	$8.26
Granted	928,609	$5.45
Exercised	(2,500)	$4.79
Canceled/expired	(397,400)	$12.30
Outstanding at September 27, 2008	4,345,276	$7.29	6.9 years	$0.5 million

Exercisable at September 27, 2008	2,407,670	$8.46	5.6 years	$0.2 million

During the nine months ended September 27, 2008, the total intrinsic value of stock options exercised was approximately $3,500.  There were no options exercised during the third quarter of fiscal 2008.

During the three and nine months ended September 29, 2007, the total intrinsic value of stock options exercised was approximately $15,000 and $0.8 million, respectively.

14.  INTEREST AND OTHER INCOME (EXPENSE)

The components of Interest and other income (expense), net, are as follows (in thousands):

	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Interest income	$16	$19	$95	$55
Interest expense	(165)	(507)	(810)	(1,587)
Other income (expense), net	(210)	203	69	(78)
	$(359)	$(285)	$(646)	$(1,610)

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 27, 2008
(Unaudited)

The amounts reported as “Other income (expense), net”, include gains on foreign currency transactions for the three and nine months ended September 27, 2008 of $0.3 million and $0.2 million, respectively, and gains on foreign currency transactions of $0.3 million and $29,000 for the three and nine months ended September 29, 2007, respectively.

15.  INCOME TAXES

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.  Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

The Company’s tax provision was $1.2 million and a benefit of $2.7 million for the three months ended September 27, 2008 and September 29, 2007, respectively, on pre-tax income (loss) from continuing operations of $1.8 million and ($5.4) million for the respective periods.  The Company’s tax provision was $2.7 million and a benefit of $3.5 million for the nine months ended September 27, 2008 and September 29, 2007, respectively, on pre-tax income (loss) from continuing operations of $5.2 million and ($11.7) million for the respective periods.  The Company incurred a one-time charge which increased the tax provision in Q3 2008 and reduced the deferred tax assets by approximately $0.3 million relating to the change in the blended state tax rate from 9% to 7%.

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

The primary component of Accumulated other comprehensive income is unrealized gains or losses on foreign currency translation.  The components of comprehensive income (loss) are as follows (in thousands):

	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net income (loss)	$195	$(3,616)	$980	$(9,424)
Changes in accumulated other comprehensive income:
Unrealized foreign currency translation gains (losses)	(1,737)	594	(1,903)	865
Comprehensive income (loss)	$(1,542)	$(3,022)	$(923)	$(8,559)

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 27, 2008
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

The Lasertel segment has been reclassified as discontinued operations in the third quarter of fiscal 2008 as the operations are currently held for sale.  As such, the Presstek Segment makes up the entire results of continuing operations.  The Lasertel business will continue to operate as previously operated, including its marketing and new business/product development activities. Presstek has no intentions to shut down the business.

Asset information for the Company’s segments as of September 27, 2008 and December 29, 2007 is as follows (in thousands):

	September 27, 2008	December 29, 2007

Presstek	$152,972	$176,153
Lasertel (assets of discontinued operations)	13,725	16,674
	$166,697	$192,827

The Company’s classification of revenue by geographic area is determined by the location of the Company’s customer.  The following table summarizes revenue information by geographic area (in thousands):

	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

United States	$30,671	$37,262	$96,310	$114,449
United Kingdom	4,947	4,769	16,267	20,177
Canada	1,848	3,426	6,242	10,988
Germany	3,354	977	6,507	4,567
Japan	801	1,068	2,133	4,663
All other	6,913	10,160	23,475	32,846
	$48,534	$57,662	$150,934	$187,690

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 27, 2008
(Unaudited)

The Company’s long-lived assets by geographic area are as follows (in thousands):

	September 27, 2008	December 29, 2007

United States	$59,539	$65,170
United Kingdom	515	752
Canada	123	220
	$60,177	$66,142

18.  RELATED PARTIES

The Company engages the services of Amster, Rothstein & Ebenstein, a law firm of which a member of the Company’s Board of Directors is a partner.  Expenses incurred for services and disbursements from this law firm were $0.6 million and $1.9 million for the third quarter and first nine months of fiscal 2008, respectively, and $0.2 million and $0.7 million for the third quarter and first nine months of fiscal 2007, respectively.

19.  COMMITMENTS AND CONTINGENCIES

Commitments & Contingencies

On October 30, 2006, a chemical was released from a mixing tank into a holding pool at our manufacturing plant in South Hadley, Massachusetts.  Expenses associated with and amounts accrued for this incident as of September 27, 2008 are reflected in the financial results of discontinued operations (Note 2).  It is possible that costs in excess of amounts accrued may be incurred.

The Company has change of control agreements with certain of its senior management employees that provide them with benefits should their employment with the Company be terminated other than for cause, as a result of disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time from the date of any change of control of the Company.

From time to time the Company has engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party.  In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations.  In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease.  In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”).  Generally, the Company’s liability for these recourse agreements is limited to 9.9% or less of the amount outstanding.  The maximum amount for which the Company may be liable to the financial institution for the shortfall payment was approximately $2.0 million at September 27, 2008.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 28, 2008
(Unaudited)

Litigation

On October 26, 2006, the Company was served with a complaint naming the Company, together with certain of its executive officers, as defendants in a purported securities class action suit filed in the United States District Court for the District of New Hampshire. The suit claims to be brought on behalf of purchasers of Presstek’s common stock during the period from July 27, 2006 through September 29, 2006. The complaint alleges, among other things, that the Company and the other defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder based on allegedly false forecasts of fiscal third quarter and annual 2006 revenues. As relief, the plaintiff seeks an unspecified amount of monetary damages, but makes no allegation as to losses incurred by any purported class member other than himself, court costs and attorneys’ fees. On September 25, 2008 the parties reached a settlement of the action, subject to confirmatory discovery by plaintiffs and court approval.  The settlement will have no material impact on the Company’s 2008 operating results.

On February 4, 2008, the Company received from the U.S. Securities and Exchange Commission (the "SEC") a formal order of investigation relating to the previously disclosed SEC inquiry regarding the Company's announcement of preliminary financial results for the third quarter of 2006. The Company is cooperating fully with the SEC's investigation.

In January 2008, the Company was served with an Administrative Complaint filed by the U.S. Environmental Protection Agency (“EPA”). The EPA sought to assess penalties against the Company for alleged violations of certain provisions of the Clean Air Act and the Comprehensive Environmental Response, Compensation and Liability Act arising from an incident occurring at a facility of the Company located in South Hadley, Massachusetts on October 30, 2006. On August 14, 2008, the Company and the EPA settled this litigation and the case was dismissed.

On June 4, 2008, the Commonwealth of Massachusetts filed a complaint in the Superior Court of Massachusetts, Hampshire County against the Company and one of its subsidiaries seeking recovery of response costs related to the October 30, 2006 chemical release in South Hadley, Massachusetts noted above.  The Commonwealth has alleged costs in the amount of approximately $192,000.  In October 2008, the parties agreed to settle this matter.

On September 10, 2008, a purported shareholder derivative claim against certain current and former directors and officers of the Company was filed in the United States District Court for the District of New Hampshire.  The complaint alleges breaches of fiduciary duty by the defendants and seeks unspecified damages.  On September 25, 2008 the parties reached agreement on a settlement of the claim, subject to receipt of court approval.

Presstek is a party to other litigation that it considers routine and incidental to its business however it does not expect the results of any of these actions to have a material adverse effect on its business, results of operation or financial condition.

The Company has recorded its best estimate of any losses associated with these matters. None of the settlements noted above will have a material impact on operating results.

20. SALE-LEASEBACK TRANSACTION

On July 14, 2008, the Company completed a sale-leaseback transaction of its property located in Tucson, Arizona (the “Property”).  The Company sold the Property to an independent third party for approximately $8.75 million, or $8.4 million net of expenses incurred in connection with the sale, resulting in a gain of approximately $4.6 million.  Concurrent with the sale, the Company entered in to an agreement to lease a portion of the property back from the purchaser for a term of 10 years.  The lease, which management deemed to be an operating lease, has approximately $5.8 million in future minimum lease payments.  The gain associated with the transaction was deferred at the inception of the arrangement and is expected to be amortized ratably over the lease term.

Subsequent to, and independent of, the sale and leaseback of the Property, the Board of Directors of the Company approved an action for the sale of the Lasertel business as addressed in Note 2.  As such, the operations of Lasertel have been presented as discontinued operations.  Included within the liabilities of discontinued operations is the aforementioned deferred gain associated with the Arizona property in which Lasertel conducts its operations. The related amortization of the gain is included in “Income (loss) from discontinued operations, net of tax”.

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

Our operations are currently organized into two segments: (i) Presstek and (ii) Lasertel.  Segment operating results are based on the current organizational structure as reviewed by our management to evaluate the results of each business.  A description of the types of products and services provided by each business segment follows.

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

On September 24, 2008, the Board of Directors approved a plan to sell the Lasertel subsidiary; as such the Company has presented the results of operations of this subsidiary within discontinued operations.

We generate revenue through four main sources: (i) the sale of our equipment and related workflow software, including DI presses and CTP devices, (ii) the sale of high-powered laser diodes for the graphic arts, defense and industrial sectors; (iii) the sale of our proprietary and non-proprietary consumables and supplies; and (iv) the servicing of offset printing systems and analog and CTP systems and related equipment.

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

For the nine months ended September 27, 2008, we have incurred approximately $1.1 million of restructuring charges related to this plan.  Since the second quarter of fiscal 2007, headcount has been reduced by 10.7%, leased facilities have been consolidated, operating expenses, excluding special charges, have been reduced from 32.3% of revenue in the second quarter of 2007 to 29.5% in the third quarter of 2008, working capital has decreased from $56.1 million at June 30, 2007 to $48.2 million at September 27, 2008, short term debt decreased by approximately $12.9 million from $28.0 million at June 30, 2007 to $15.1 million at September 27, 2008 and in the third quarter of fiscal 2008, the Company completed the sale of real estate property located in Tucson, Arizona, of which the proceeds were used to pay down debt.  The sale of this property included a sale-leaseback of a portion of the facility for the Lasertel operations.  The amortization of the gain associated with this transaction will be recognized beginning in the third quarter of fiscal 2008 within discontinued operations.

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

General

We operate and report on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the thirteen and thirty-nine week periods ended September 27, 2008 (the “third quarter and first nine months of fiscal 2008” or “the nine months ended September 27, 2008”) and September 29, 2007 (the “third quarter and first nine of fiscal 2007” or “the nine months ended September 29, 2007”).

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

RESULTS OF OPERATIONS

Results of operations in dollars and as a percentage of revenue were as follows (in thousands of dollars):

	Three months ended				Nine months ended
	September 27, 2008		September 29, 2007		September 27, 2008		September 29, 2007
		% of revenue		% of revenue		% of revenue		% of revenue
Revenue
Product	40,288	83.0	$ 48,174	83.5	124,764	82.7	$ 158,414	84.4
Service and parts	8,246	17.0	9,488	16.5	26,170	17.3	29,276	15.6
Total revenue	48,534	100.0	57,662	100.0	150,934	100.0	187,690	100.0

Cost of revenue
Cost of product	25,589	52.7	34,457	59.8	78,659	52.1	112,696	60.0
Cost of service and parts	6,096	12.6	8,097	14.0	19,561	13.0	24,568	13.1
Total cost of revenue	31,685	65.3	42,554	73.8	98,220	65.1	137,264	73.1

Gross profit	16,849	34.7	15,108	26.2	52,714	34.9	50,426	26.9

Operating expenses
Research and development	1,059	2.2	1,212	2.1	3,697	2.5	3,789	2.0
Sales, marketing and customer support	7,088	14.6	9,315	16.2	22,411	14.9	29,810	15.9
General and administrative	5,932	12.2	8,796	15.2	18,321	12.1	23,603	12.6
Amortization of intangible assets	258	0.5	517	0.9	823	0.5	1,819	1.0
Restructuring and other charges	374	0.8	399	0.7	1,569	1.0	1,527	0.8
Total operating expenses	14,711	30.3	20,239	35.1	46,821	31.0	60,548	32.3

Operating income (loss)	2,138	4.4	(5,131)	(8.9)	5,893	3.9	(10,122)	(5.4)

Interest and other expense, net	(359)	(0.7)	(285)	(0.5)	(646)	(0.4)	(1,610)	(0.9)
Income (loss) from continuing operations before income taxes	1,779	3.7	(5,416)	(9.4)	5,247	3.5	(11,732)	(6.3)
Provision (benefit) for income taxes	1,153	2.4	(2,732)	(4.7)	2,731	1.8	(3,541)	(1.9)

Income (loss) from continuing operations	626	1.3	(2,684)	(4.7)	2,516	1.7	(8,191)	(4.4)
Income (loss) from discontinued operations, net of tax	(431)	(0.9)	(932)	(1.6)	(1,536)	(1.0)	(1,233)	(0.6)
Net income (loss)	195	0.4	$(3,616)	(6.3)	980	0.7	$(9,424)	(5.0)

Three and nine months ended September 27, 2008 compared to three and nine months ended September 29, 2007

Revenue

Consolidated revenues were $48.5 million and $150.9 million in the third quarter and first nine months of 2008, respectively, compared to $57.7 million and $187.7 million in the comparable prior year periods.  The decline in sales was driven by several factors, including the continued decline in analog products, economic weakness in the United States and the impact of business reviews conducted in the company’s European operations in the fourth quarter of 2007 which had an adverse effect on sales in the first quarter of 2008.  Overall, sales of Presstek’s “growth” portfolio of products, defined as 34DI and 52DI digital offset solutions, the Presstek family of chemistry free CTP solutions, decreased $1.2 million, or 4.5%, and $14.8 million, or 16.4%, in the third quarter and first nine months of 2008 compared to the same prior year periods.

Presstek’s equipment revenues were $15.2 million and $43.0 million in the third quarter and first nine months of 2008, respectively, compared to $18.0 million and $67.5 million in the same prior year periods.  Sales of DI presses declined from $13.1 million and $47.2 million in the third quarter and first nine months of 2007, respectively, to $12.9 million and $34.5 million in the comparable current year period.  Unfavorable sales of DI presses in the first nine months of 2008 were due primarily to lower press sales in the United States resulting from challenging economic conditions, and the impact of business reviews conducted in the Company’s European operations in the fourth quarter of fiscal 2007.  Total unit sales of DI presses decreased slightly from 38 in the third quarter of 2007 to 37 in the third quarter of 2008, however unit sales of DI presses in Europe increased from 10 to 16 in the comparable periods.  Sales of 34DI kits to Ryobi declined from $0.1 million and $1.5 million in the third quarter and first nine months of 2007, respectively, to zero in 2008 as Ryobi is reducing their inventory of kits used to support press sales to their own channels.  Sales of our remaining growth portfolio of equipment, Dimension and Vector TX52 platesetters, declined from $3.0 million and $10.1 million in the third quarter and first nine months of 2007, respectively, to $2.2 million and $7.2 million in the comparable current year periods, due primarily to deteriorating economic conditions in the United States.  Equipment sales of our “traditional” line of products, defined as QMDI presses, polyester CTP platesetters, and conventional equipment, were all lower in the third quarter and first nine months of 2008 compared to 2007 due to the ongoing transition of our customer base from traditional products to the more modern digital technologies, as well as the impact of the current economic environment.  Revenues from our traditional line of equipment products declined from $3.2 million and $12.7 million in the third quarter and first nine months of 2007, respectively, to $1.2 million and $4.8 million in 2008.  As a percentage of total gross equipment revenue, sales of growth portfolio equipment products increased from 83.7% and 82.2% of revenue in the third quarter and first nine months of 2007, to 92.7% and 89.7% in the comparable current year period.

Consumables product revenues declined from $30.2 million and $90.9 million in the third quarter and first nine months of 2007, respectively, to $25.1 million and $81.8 million in the comparable 2008 periods, due primarily to lower sales of our traditional products resulting from the continuing migration of our customer base from analog to digital solutions as well as deteriorating economic conditions in the United States.  Sales of Presstek’s “growth” portfolio of consumables, defined as 52DI, 34DI, and chemistry-free CTP plates, declined from $9.6 million to $8.7 million in the third quarter of 2008 due primarily to lower demand for Anthem plates as printing volumes have been negatively impacted by slowing economic conditions.  For the first nine months of 2008, sales of Presstek’s “growth” portfolio of consumables increased slightly from $27.8 million in 2007 to $27.9 million in 2008.  Sales of 52DI and 34DI plates increased by $0.1 million, or 2.0%, in the third quarter of 2008, and $1.4 million, or 10.7%, in the first nine months of 2008, versus the comparable prior year periods.  As a percentage of total consumables revenue, growth portfolio products comprised 34.8% and 34.1% of revenue in the third quarter and first nine months of 2008, compared to 31.8% and 30.5% in the comparable prior year periods.  Total sales of Presstek’s “traditional” portfolio of consumable products declined from $20.6 million in the third quarter of 2007 to $16.3 million in the third quarter of 2008, a decrease of 20.5%, driven primarily by lower sales of QMDI plates and conventional consumables.  For the first nine months of 2008, sales of Presstek’s “traditional” portfolio of consumables products declined from $90.9 million to $81.8 million, a decrease of 10.0%.

Service and parts revenues were $8.2 million and $26.2 million in the third quarter and first nine months of fiscal 2008, respectively, reflecting decreases of $1.2 million and $3.1 million compared to the same prior year periods.   Overall, decreases in service and parts revenues are due primarily to the transition of our customer base from analog to digital solutions, which, in the short term, is having a negative impact on sales.  However, attachment rates for service contracts on sales of new DI presses improved from approximately 25% in Q3 of 2007 to more than 70% in the comparable current year period.

Cost of Revenue

Cost of product, consisting of costs of material, labor and overhead, shipping and handling costs and warranty expenses, was $25.6 million and $78.7 million in the third quarter and first nine months of fiscal year 2008, respectively, compared to $34.5 million and $112.7 million in the comparable prior year periods.  The decrease was due primarily to lower sales volume and lower costs resulting from the positive impact of our BIP.  Favorable results from the BIP include improved efficiencies and yields in our South Hadley plate manufacturing operation, lower overall freight costs, and procurement initiatives that have resulted in lower product costs.  In addition, the Company recorded $3.1 million of charges in the third quarter of fiscal 2007 related primarily to excess and obsolete inventory write-downs which were not repeated during 2008 due to improved operating discipline.  The company recorded $5.8 million of charges in the first nine months of fiscal 2007 related primarily to excess and obsolete write-downs, and warranty charges related to the Vector TX52 product line.

Consolidated cost of service and parts was $6.1 million and $19.6 million in the third quarter and first nine months of fiscal year 2008, respectively, compared to $8.1 million and $24.6 million in the comparable prior year periods.  These amounts represent the costs of spare parts, labor and overhead associated with the ongoing service of products.  The reduction in overall cost is principally due to the termination of service personnel in North America, an element of our BIP intended to realign our service costs with a declining analog revenue base.  In addition, the company recorded $0.3 million and $1.1 million of charges in the third quarter and first nine months of fiscal 2007, respectively, related to field service parts inventory.  The company has recorded no similar charges in fiscal 2008 as a result of efforts to tighten internal control policies and procedures in this area.

Gross Profit

Gross profit as a percentage of total revenue was 34.7% and 34.9% in the third quarter and first nine months of fiscal year 2008, respectively, compared to 26.2% and 26.9% in the comparable prior year periods.

Gross profit as a percentage of product revenues was 36.5% and 37.0% in the third quarter and first nine months of 2008, respectively, compared to 28.5% and 28.9% in the comparable prior year periods.  The increase in gross profit reflects the favorable impact of the company’s higher profit consumables business representing a greater proportion of total product sales, the favorable impact of the company’s BIP actions, and the absence of charges related to excess and obsolete inventory and the Vector TX52 experienced in fiscal 2007.

Gross profit on service revenues increased from 14.7% and 16.1% in the third quarter and first nine months of 2007, respectively, to 26.1% and 25.3% in the comparable current year periods.  The increase in profits is due primarily to the positive impact of the company’s BIP plan which has resulted in a cost structure more appropriately aligned with the current revenue base, as well as the absence of charges related to field service parts inventory experienced in fiscal 2007.

Research and Development

Research and development expenses primarily consist of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment, consumables and laser diode development efforts.

Research and development expenses were $1.1 million and $3.7 million in the third quarter and first nine months of fiscal year 2008, respectively, compared to $1.2 million and $3.8 million in the comparable prior year periods.

Sales, Marketing and Customer Support

Sales, marketing and customer support expenses primarily consist of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs associated with sales, marketing and customer support activities.

Sales, marketing and customer support expenses decreased from $9.3 million and $29.8 million in the third quarter and first nine months of fiscal year 2007, respectively, to $7.1 million and $22.4 million in the comparable current year period.  The decrease in expense in both periods is due primarily to lower payroll, facilities, and travel related expenses resulting from the favorable impact of our BIP program, as well as lower commission expense resulting from lower sales, offset somewhat by costs associated with the DRUPA trade show which took place in the second quarter of 2008.

General and Administrative

General and administrative expenses are primarily comprised of payroll and related expenses, including stock compensation, for personnel and contracted professional services necessary to conduct our general management, finance, information systems, human resources, legal and administrative activities.

General and administrative expenses were $5.9 million and $18.3 million in the third quarter and first nine months of 2008, respectively, compared to $8.8 million and $23.6 million in the comparable prior year periods.  Approximately $0.2 million and $2.1 million of the decreased expense in the third quarter and  first nine months, respectively, was due to lower restricted stock and stock based compensation costs related to option grants to officers, directors, and employees.  In addition, approximately $2.7 million and $4.0 million of the decrease in the third quarter and first nine months, respectively, were due to lower legal fees and litigation accruals, lower accounting fees, and lower bad debt expense. These reductions were offset slightly by higher costs related to increased incentive plan accruals as well as the rebuilding of our finance organization necessary to remediate previously disclosed material weaknesses.

 Amortization of Intangible Assets

Amortization expense of $0.3 million and $0.8 million in the third quarter and first nine months of fiscal 2008 declined $0.3 million and $1.0 million from the comparable prior year periods.

These expenses relates to intangible assets recorded in connection with the Company’s 2004 ABDick acquisition, patents and other purchased intangible assets.

Restructuring and Other Charges

In the third quarter of 2008, the company recognized $0.4 million of restructuring costs associated with severance benefits relating the remaining BIP initiatives.

Interest and Other Expense, Net

Consolidated net interest and other expense, comprised primarily of foreign exchange gains or losses, increased slightly from $0.3 million in the third quarter of 2007 to $0.4 million in 2008, and decreased from $1.6 million in the first nine months of 2007 to $0.6 million in the comparable current year period.  Net interest expense of $0.1 million and $0.7 million in the third quarter and first nine months of 2008, respectively, reflected a decrease of $0.3 million and $0.8 million from the comparable prior year period due to lower interest rates as well as lower balances on our revolving credit facility and fixed term loan.

Provision for Income Taxes

Our tax expense was $1.2 million and $2.7 million for the third quarter and first nine months of 2008, respectively, on pre-tax income from continuing operations of $1.8 million and $5.2 million for the respective periods.  The estimated annual effective tax rate excluding discrete items is expected to be approximately 48.6%. The Company incurred a one-time charge which increased the tax provision in Q3 2008 and reduced the deferred tax assets by approximately $0.3 million relating to the change in the blended state tax rate from 9% to 7%.

Discontinued Operations

Precision

During December 2006, the Company terminated production in South Hadley, Massachusetts of Precision-branded analog plates used in newspaper applications.

Results of operations of the discontinued analog newspaper business of Precision consist of the following (in thousands, except per-share data):
	Three months ended		Nine months ended
	September 27 , 2008	September 29 , 2007	September 27 , 2008	September 29 , 2007
Revenue	$--	$--	$--	$195
Income (loss) before income taxes	31	16	137	(132)
Provision (benefit) from income taxes	--	6	43	(54)
Income (loss) from discontinued operations	$31	$10	$94	$(78)
Earnings (loss) per share	$0.00	$0.00	$0.00	$0.00

Assets and liabilities of the Precision analog newspapers business of discontinued operations consist of the following (in thousands):

	September 27, 2008	December 29, 2007

Receivables, net	$2	$15
Total current assets	$2	$15

Accounts payable	$189	$189
Accrued expenses	71	699
Total current liabilities	$260	$888

Lasertel

On September 24, 2008, the Board of Directors approved a plan to sell the Lasertel subsidiary as the Lasertel business is not a core focus for the Presstek graphics business. Although Lasertel is a supplier of diodes for the Company, it has grown its presence in the external market, and management believes that Lasertel would be in a better position to realize its full potential in conjunction with other companies or investors who can focus resources on the external market.  The disposal of this asset group is currently anticipated to be an asset sale and to occur within a one year period.  As such, the Company has presented the results of operations of this subsidiary within discontinued operations, classified the assets as “Assets of discontinued operations” and liabilities as “Liabilities of discontinued operations”. The Lasertel business will continue to operate as it previously operated, including its marketing and new business/product development activities. Presstek has no intentions to shut down the business.

Results of operations of the discontinued business of Lasertel consist of the following (in thousands, except per-share data):

	Three months ended		Nine months ended
	September 27 , 2008	September 29 , 2007	September 27 , 2008	September 29 , 2007
Revenues from external customers	$2,535	$1,950	$6,833	$5,825
Loss before income taxes	(733)	(1,534)	(2,636)	(1,881)
Benefit from income taxes	(271)	(592)	(1,006)	(726)
Loss from discontinued operations	$(462)	$(942)	$(1,630)	$(1,155)
Loss per share	$(0.01)	$(0.03)	$(0.04)	$(0.03)

Assets and liabilities of the discontinued business of Lasertel consist of the following (in thousands):

	September 27, 2008	December 29, 2007

Cash and cash equivalents	$--		$691
Receivables, net	2,826		1,785
Inventories	4,766		4,074
Other current assets	542		72
Property, plant & equipment, net	4,692		8,974
Intangible assets, net	899		1,078
Total assets	$13,725		$16,674

Accounts payable	$733		$1,291
Accrued expenses	518		501
Deferred revenue	--		96
Deferred gain	4,484		--
Total Liabilities	$5,735	$	$$1,888

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash)

We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings.  At September 27, 2008, we had $2.6 million of cash and $48.2 million of working capital, consisting of $15.1 million of short term debt, compared to $7.4 million of cash and $50.9 million of working capital, consisting of $28.0 million of short term debt at September 29, 2007.

Continuing Operations

Our operating activities provided $7.7 million of cash in the nine months ended September 27, 2008.  Cash provided by operating activities came from net income, after adjustments for non-cash depreciation, amortization, provisions for warranty costs and accounts receivable allowances, stock compensation expense and losses on the disposal of assets.  Net income and non-cash items were further impacted by a decrease in inventory levels of $1.4 million, an increase of $0.2 million in other current assets, a decrease of $0.2 million in deferred revenue, a decrease of $2.6 million in accounts payable and a decrease of $9.0 million in accrued expenses, which was partially offset by an decrease in accounts receivable of $6.1 million.  The decrease in inventory levels was due primarily to the improved inventory management in the first nine months of fiscal 2008.  The decrease in other current assets was primarily due to increased prepaid accounts under insurance policies.  The decrease in accrued expenses and accounts payable was due mainly to the timing of purchases and payments to suppliers, coupled with the settlement of certain litigation matters.  Deferred revenues decreased due to the recognition of service revenues over the service period.  Offsetting this was a decrease in accounts receivable related to the increased collection efforts combined with lower sales volume.

We used $1.1 million of net cash for investing activities in the first nine months of fiscal 2008 primarily comprised of additions to property, plant and equipment.  Our additions to property, plant and equipment relate primarily to production equipment and investments in our infrastructure, including costs related to the implementation of a new service management system.

Our financing activities used $19.3 million of cash, comprised primarily of $8.1 million of cash payments on our current line of credit and $11.5 million of repayments on our term loan.

Discontinued Operations

Operating activities of discontinued operations used $3.1 million in cash in the first nine months of fiscal 2008. Cash used in operating activities came from net loss, after adjustments for non-cash depreciation, amortization, provisions for warranty costs and accounts receivable allowances.   In addition, cash used in operating activities consisted of $0.7 million relating to the increase in accounts receivable, $0.7 million relating to the increase in inventory, $0.5 million decrease in other current assets, $0.6 million decrease in accounts payable and a $0.1 million decrease in both deferred revenue and accrued expenses.

Investing activities of discontinued operations provided $7.8 million made up of $8.4 million of net cash proceeds provided through the sale of property and $0.6 of cash used for additions of fixed assets.

Liquidity

Our current Senior Secured Credit Facilities, referred to as the Facilities, include a $35.0 million five year secured term loan, referred to as the Term Loan, and a $45.0 million five year secured revolving line of credit, referred to as the Revolver.  At September 27, 2008, we had $1.3 million outstanding under letters of credit, thereby reducing the amount available under the Revolver to $31.8 million.  At September 27, 2008, the interest rate on the outstanding balance of the Revolver was 4.9%.  Prior to an amendment to the Facilities in the third quarter of 2008, principal payments on the Term Loan were payable in consecutive quarterly installments of $1.75 million, with a final settlement of all remaining principal and unpaid interest on November 4, 2009.  In the third quarter of fiscal 2008, the Company used the net proceeds of the sale of its Arizona property to pay down the principal balance of the term loan and entered into an amendment to the Facilities dated July 29, 2008 which amended the payment schedule of the Term Loan to reduce the required quarterly installments of principal to $810,000, with no installment due in September of 2008 and a final installment of all remaining principal (approximately $834,000) due on November 4, 2009.  The Facilities were used to partially finance the acquisition of the business of ABDick, and are available for working capital requirements, capital expenditures, acquisitions, and general corporate purposes.  Borrowings under the Facilities bear interest at either (i) the London InterBank Offered Rate, or LIBOR, plus applicable margins or (ii) the Prime Rate, as defined in the agreement, plus applicable margins.  The applicable margins range from 1.25% to 4.0% for LIBOR, or up to 1.75% for the Prime Rate, based on certain financial performance.  At September 27, 2008, the effective interest rate on the Term Loan was 5.0%.

Under the terms of the Revolver and Term Loan, we are required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA, a non-U.S. GAAP measurement that we define as earnings before interest, taxes, depreciation, amortization and restructuring and other charges/(credits), and minimum fixed charge coverage covenants.  At September 27, 2008, we were in compliance with all covenants.

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

From time to time we have engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party.  In certain situations, we may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations.  In certain such instances, we may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease.  In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, we would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”).  The maximum contingent obligation under these shortfall payment arrangements is estimated to be $2.0 million at September 27, 2008.

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

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, which was filed with the SEC on April 30, 2008.  There were no significant changes to the Company’s critical accounting policies in the nine months ended September 27, 2008.

Recent Accounting Pronouncements

As of December 30, 2007, the company has adopted SFAS No. 157 Fair Value Measurements ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities.  The Financial Accounting Standards Board has subsequently issued FASB Staff Position No FAS 157-2, which grants a one-year delay for FAS 157 on the fair value measurement for nonfinancial assets and nonfinancial liabilities for fiscal years beginning after November 15, 2008. At this time, we have adopted the FAS 157 as it relates to our financial assets and liabilities only. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of this statement are required to be applied prospectively. The Company adopted SFAS 159 in the first quarter of 2008. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements.

In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities ("EITF 07-3"). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and was adopted by the Company in the first quarter of fiscal 2008. The adoption of EITF 07-3 did not have a material impact on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.  At September 27, 2008, we were not involved in any unconsolidated SPE transactions.

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

Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of September 27, 2008, the Company’s disclosure controls and procedures were not effective because of the  continuation of material weaknesses described below. Notwithstanding the existence of the material weaknesses described below, management has concluded that the consolidated interim financial information included in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

Management has undertaken procedures and other steps, including the completion of an internal review of the Company’s financial accounts related to its European operations, to mitigate the material weaknesses in internal control over financial reporting described below, along with additional procedures designed to ensure the reliability of our financial reporting.

In Management’s Report on Internal Control over Financial Reporting, included in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 29, 2007, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 30, 2008, management of the Company concluded that there were control deficiencies that constituted material weaknesses, as described below and which were not as of September 27, 2008 fully remediated.

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

Because of the material weaknesses described above, management concluded that its internal control over financial reporting was not effective as of December 29, 2007.

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

The following remedial actions have been initiated and will continue to be implemented after September 27, 2008:

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

·	During the third quarter of fiscal 2008, the Company expanded the staffing of their finance department through the addition of an Assistant Controller.

Revenue Recognition

The following remedial actions were initiated during the fourth quarter of fiscal 2007 and will continue to be implemented after September 27, 2008:

·	Supported by the services of subject matter experts and consultants, the Company’s revenue recognition policy was strengthened to include:

·	Enhanced documentation requirements to support revenue transactions and their related accounting treatment;

·	Tightening of necessary approvals on any departures from standard terms and conditions on sales and service agreements to include senior financial and legal management;

·	Clarification of revenue recognition treatment on distributor equipment transactions.

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

Account Reconciliations and Journal Entries

The following remedial actions were initiated during the fourth quarter of fiscal 2007 and will continue to be implemented after September 27, 2008:

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

Inventory

The following remedial actions were initiated in the first quarter of fiscal 2008 and will continue to be implemented after September 27, 2008:

·	An independent review, by appropriate management personnel, is performed and documented in a detailed manner to determine that these complex calculations are performed accurately.

·	Enhanced the spreadsheet controls over the mathematical accuracy of spreadsheets for these inventory account calculations.

Changes in Internal Control over Financial Reporting

Other than the foregoing measures to remediate the material weaknesses described above, certain of which were not fully implemented as of September 27, 2008, there was no change in the Company's internal control over financial reporting during the quarter ended September 27, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

Litigation

On October 26, 2006, the Company was served with a complaint naming the Company, together with certain of its executive officers, as defendants in a purported securities class action suit filed in the United States District Court for the District of New Hampshire. The suit claims to be brought on behalf of purchasers of Presstek’s common stock during the period from July 27, 2006 through September 29, 2006. The complaint alleges, among other things, that the Company and the other defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder based on allegedly false forecasts of fiscal third quarter and annual 2006 revenues. As relief, the plaintiff seeks an unspecified amount of monetary damages, but makes no allegation as to losses incurred by any purported class member other than himself, court costs and attorneys’ fees. On September 25, 2008 the parties reached a settlement of the action, subject to confirmatory discovery by plaintiffs and court approval.

In January 2008, the Company was served with an Administrative Complaint filed by the U.S. Environmental Protection Agency (“EPA”). The EPA sought to assess penalties against the Company for alleged violations of certain provisions of the Clean Air Act and the Comprehensive Environmental Response, Compensation and Liability Act arising from an incident occurring at a facility of the Company located in South Hadley, Massachusetts on October 30, 2006. On August 14, 2008, the Company and the EPA settled this litigation and the case was dismissed.

On June 4, 2008, the Commonwealth of Massachusetts filed a complaint in the Superior Court of Massachusetts, Hampshire County against the Company and one of its subsidiaries seeking recovery of response costs related to the October 30, 2006 chemical release in South Hadley, Massachusetts noted above.  The Commonwealth has alleged costs in the amount of approximately $192,000.  In October 2008, the parties agreed to settle this matter.

On September 10, 2008, a purported shareholder derivative claim against certain current and former directors and officers of the Company was filed in the United States District Court for the District of New Hampshire.  The complaint alleges breaches of fiduciary duty by the defendants and seeks unspecified damages.  On September 25, 2008, the parties reached a settlement of the claim, subject to receipt of court approval.

Except as noted with respect to the proceedings noted above, during the nine months ended September 27, 2008, there have been no material changes to legal proceedings from those considered in our Annual Report on From 10-K for the year ended December 29, 2007, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 30, 2008.

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

PRESSTEK, INC. (Registrant)
Date: November 6, 2008	/s/ Jeffrey A. Cook
Jeffrey A. Cook Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PRESSTEK, INC.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.