Form 10-K
PRESSTEK INC /DE/
filed 2009-03-24
CIK 846876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
_____________________________
Commission File No. 0-17541

PRESSTEK, INC.
(Exact name of registrant as specified in its charter)

Delaware	02-0415170
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

10 Glenville Street, Greenwich, Connecticut 06831
(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code:
(203) 769-8056

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐                                           Accelerated filer ☑    Non-accelerated filer ☐                                                                           Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐    No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2008 was $146,247,060.

The number of shares outstanding of the registrant’s common stock as of March 16, 2009 was 36,664,244.

Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled for June 3, 2009 are incorporated by reference into Part III.

PRESSTEK, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
ENDED JANUARY 3, 2009*

*	Capitalized terms not defined herein shall have the same meanings ascribed to them in the Glossary of Item 1.

**	See Part I – Item 1A for cautionary statements regarding forward-looking statements included in this Annual Report on Form 10-K.

PART I

Item 1. Business.

General

Presstek, Inc. and its subsidiaries (collectively, “Presstek,” “we,” “us,” “our,” or the “Company”) maintain principal executive offices at 10 Glenville Street, Greenwich, CT 06831. The Company’s website is www.presstek.com.

Presstek was organized as a Delaware corporation in 1987. The Company is a leading manufacturer and marketer of environmentally-friendly digital-based offset printing solutions. These products are engineered to provide a streamlined workflow that shortens the print cycle time, reduces overall production costs, and meets the market’s increasing demand for fast turnaround high-quality color printing. Presstek’s subsidiary, Lasertel, Inc. (“Lastertel”), manufactures semiconductor laser diodes for Presstek and external customer applications.  This subsidiary is now classified as a discontinued operation; please refer to for page 6 for further detail.

Our products include Digital Imaging (DI®) digital offset presses, chemistry-free computer-to-plate (“CTP”) systems, workflow solutions, thermal printing plates, and a complete line of prepress and press room consumables. Presstek also offers a range of technical services for its customers.

Background

Since its incorporation in 1987 Presstek has served the commercial print segment of the graphics communications industry by offering innovative digital offset printing solutions for commercial printing applications. We:

•	invented the technology that enables DI® presses;
•	invented chemistry-free printing plates;
•	have significantly streamlined the print production workflow;
•	have helped transition offset printing from a craft-based manual process to an automated manufacturing process; and
•	plan to continue to innovate by providing high quality fully integrated digital solutions and services while forming all encompassing relationships with our customers.

Primary Markets

Presstek serves the global print market. The two primary opportunities for Presstek’s solutions lie in the commercial and corporate segments.

Commercial markets include companies that provide printing and print-related services, such as design, prepress, and bindery, on a print-for-pay basis. Many firms in the commercial printing industry have some type of process expertise or geographic focus. This market is further segmented by employee size (i.e. < 10, 10 – 19, 20 – 49, 50 – 99, 100 +) and by equipment capability (e.g. format size 2-page, 4-page, 8-page; type of equipment - sheet-fed or web press).

The corporate market includes in-plant print shops and data center printing departments that provide copying and printing services to support the primary business of a company or organization. These are companies whose primary business includes anything other than printing (e.g. insurance, manufacturing, financial services, education, or government).

Historically, Presstek has primarily served smaller commercial printers with less than 20 employees as well as the in-plant printing market.

Presstek believes that new product developments will enable equipment placements in select vertical markets such as mailing and fulfillment and small format packaging.

Market Trends

The printing market is shifting to increasingly faster production of smaller order quantities (shorter runs) with an increasing use of color. Key trends include the following:

•	45% of all printed work in the world is short-run and time sensitive;
•	By 2010, 33% of all print jobs are expected to require a 24-hour turnaround;
•	80% of four-color jobs are now produced in runs of less than 5,000; and
•	Approximately 90% of digital printing is non-personalized, and can be produced on a DI® press

Providing Solutions for New Market Requirements

Presstek offers a range of products to meet these changing market demands including DI® digital offset presses and chemistry-free CTP systems. Presstek’s DI® presses incorporate Presstek’s ProFire® Excel laser imaging technology, unique press design, and thermal plates to create an optimized solution for press runs from 250 to 20,000 sheets.

Market studies indicate the number of print jobs with run lengths of 20,000 and below are increasing, while the frequency of longer run length jobs is decreasing. DI® presses fit well into print businesses that are experiencing this trend. These businesses, which include commercial print shops, quick printers, franchise shops, digital printers and in-plants, utilize DI® presses to profitably meet this run length requirement according to research from industry consulting firm InfoTrends.

Presstek’s DI® presses are automated print production systems. Digital files are sent to the offset printing press where all four printing plates are imaged on press in precise register, resulting in a highly streamlined digital workflow that is designed to allow the fastest way to finished offset press sheets. With our CTP solutions, digital files are sent directly from the prepress workflow to the plate-imaging device; the plates are imaged off line, and then mounted on a conventional offset press. Presstek introduced the concept of chemistry-free printing to the market and continues the active pursuit of this more environmentally friendly and efficient manner of producing offset printing plates.

Organizational Structure

To better address the worldwide print market, Presstek has aligned its resources into three strategic product lines. This structure allows the Company to continue to focus on its traditional base of small commercial and in-plant customers, while expanding the range of products it can bring to market around the world. This structure is also designed to better position the Company to more effectively address the needs of larger commercial printers. These strategic product lines are:

•	Digital Printing, which includes digital presses, consumables and workflow;
•	CTP, which is responsible for digital platemaking systems, consumables and workflow; and
•	Traditional, which operates as a dealer for Presstek products such as polyester CTP platemaking and other partners products for our customers.

Geographic Structure

Presstek supplies equipment, service and supplies to support the worldwide print market; currently 69% of Presstek’s revenues come from North America, 27% from Europe; 2% from Asia Pacific and 2% from other various regions. To facilitate growth Presstek has established three sales regions to bring integrated solutions to local markets. The three sales regions are:
•	EAME (Europe, Africa, Middle East);
•	Americas (North America and Latin America); and
•	Asia Pacific.

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

On September 24, 2008, the Company’s Board of Directors approved a plan to market the Lasertel subsidiary for sale. The financial statements have been restated to reflect the Lasertel segment as discontinued operations as presented in this Annual Report on Form 10-K.

For an analysis of our revenue from sales to external customers, operating profit and assets by business segment as well as revenue from sales to external customer and long-lived assets by geographic area, see Note 16 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

The Presstek Segment

The Presstek segment provides research, new product development, systems integration, equipment manufacturing and plate manufacturing. It also serves as the center for marketing, sales and service for our digital offset printing solutions as well as the distribution of our third-party products.

Our products are sold to end-user customers through either our direct sales force, our dealer channel, or through original equipment manufacturer (“OEM”) partners. We also have an established portfolio of pressroom supplies and consumables which is sold through our direct sales channel and our web storefront.

Presstek branded equipment is serviced either by our direct service organization or by our dealer channel. Our direct service organization primarily serves customers located in the United States, Canada, and the U.K.

Manufacturing

At our 165,000-square-foot facility in Hudson, NH, we manufacture ProFire® Digital Media, PearlDry® Plus, and PearlDry® printing plates. The ProFire® Excel imaging kits that are incorporated into DI® presses are also assembled in Hudson. The Dimension® Excel series, Vector FL52 and the ABDick®-branded Digital PlateMaster® system are also assembled at our Hudson, NH facility.

Plate manufacturing at our Hudson facility uses vacuum deposition technology to create ultra-thin imaging layers. We have a state-of-the-art solution coater capable of handling aqueous or solvent-based fluids with best available environmental controls throughout the process. Polyethylene terephthalate substrates are laminated to aluminum webs (“spools”) using electron beam curing technology. This eliminates the need for environmental emissions from a drying process. We utilize full converting capability, which provides high-speed slitting, spooling, formatting and final packaging.

At our 100,000-square-foot facility located in South Hadley, MA, we manufacture aluminum-based printing plates, including chemistry-free Presstek-branded Anthem® Pro, Freedom® Pro and Aurora® Pro digital printing plates. The aluminum plate manufacturing includes in-line graining, anodizing, silicating, and multiple layer coatings. Raw aluminum is processed into lithographic printing plates for digital markets.

Distribution

Our sales strategy is designed to emphasize the distribution of Presstek’s DI® presses and CTP solutions and related consumables, as well as a full portfolio of conventional products. These products are offered to customers through our direct sales force, independent graphic arts dealers and strategic OEM partnerships. We have an established distribution network in North America, and in Europe. We are currently strengthening our position by growing our dealer network on a global basis.

Service and Support

Presstek also has an established service organization throughout the United States, Canada and the United Kingdom to service its equipment. In other regions, Presstek authorized dealers are the primary source of service, with Presstek providing training and advanced technical support.

The Lasertel Segment

Our Lasertel segment is a developer and manufacturer of high-powered laser diodes. These diodes are used in Presstek’s DI® presses and the Dimension Series of CTP systems. Lasertel also provides diodes to external customers in a range of industries (i.e. defense, industrial, medical, and graphics).

Lasertel operates in a leased 40,000 square-foot facility located in Tucson, AZ. The facility includes 10,000 square feet of clean room space and complete processing equipment for semiconductor laser manufacturing. Lasertel is a vertically integrated manufacturer of laser diode based components and systems.

In September of 2008, Lasertel received International Organization for Standardization (“ISO”) 13485:2003 certification. In combination with its existing ISO 9001:2000 certification, these certifications enable Lasertel to be a manufacturer of medical components and systems. ISO is a non-governmental federation of the national standard boards of countries from all regions of the world that set the standards and requirements for state-of-the-art products, services, processes, materials and systems, as well as for good conformity assessment, managerial and organizational practice.

On September 24, 2008, the Company’s Board of Directors approved a plan to market the Lasertel subsidiary for sale. The financial statements have been restated to reflect the Lasertel segment as discontinued operations as presented in this Annual Report on Form 10-K.

Strategy

Our vision is to provide high quality, fully integrated digital solutions and services that enable us to form an all-encompassing relationship with our customers. Our business strategy is to offer innovative digital imaging and plate technologies that address the opportunities of today and tomorrow in the graphic arts and commercial printing markets across the globe.

This strategy includes several imperatives:

1. Focus on the growth of our consumables product line.

Presstek provides digital offset solutions that aid printers in meeting the changing needs of today’s market – shorter run lengths, faster turn-around times, and more color. Our DI® press and CTP solutions use our chemistry-free printing plates. With our direct sales force and network of distribution partners, we feel we are well positioned to expand our installation base of these solutions. Another step in growing our consumables business is to develop printing plates (consumables) that can be imaged on non-Presstek manufactured devices, an open systems approach. The first step in executing this strategy was the launch of Aurora® Pro, our open-platform, chemistry-free printing plate, which is designed to be used on thermal CTP systems marketed by other manufacturers and was introduced at the end of  fiscal 2008. We plan to introduce a longer-run positive working digital plate in 2009 that will assist our efforts in moving aggressively up market. The Company also believes that with this strategy, it can stem the erosion of its traditional consumables (ink, pressroom and proofing supplies, etc.) by selling these products along with our digital plates and has dedicated plate resources to this effort.

2. Emphasize attractive market segments.

Large print providers were the first to adopt digital technology, and they have driven the digital transformation of the commercial printing market. Today the benefits of a digital workflow are well understood and all segments of the commercial print market are adopting digital technologies. With our range of digital solutions and the strength of our direct sales and service force, we have experienced most of our success in the following market segments:

a.
Commercial printers (generally those with less than 20 employees) that need to increase their production capacity, level of productivity and output quality while improving profitability have demonstrated success with our digital offset products. These printers are often acquiring their first four-color offset press when they acquire a Presstek product.

b.
Digital printers and copy shops, facilities that primarily operate toner-based digital printing equipment, are acquiring DI® presses as complementary devices. They are using DI® presses for jobs that require run lengths greater than 250 copies, a higher level of quality, or a substrate (coated stock, thick stock, plastics, etc.) that cannot be effectively produced on a toner based device. They are also combining digital toner devices and DI® presses into one workflow to create certain print jobs more profitably. For example, they may produce a high quality four-color direct mail piece on the DI® press, then add a personalized message or pURL (personal URL) using their toner device. The result is a high-quality personalized piece affordably produced.

c.
In-plant print shops that operate within corporations, colleges and universities and government agencies are attracted to the ease-of-use, compact footprint and environmentally responsible nature of our solutions. It is becoming increasing important that these shops be self sustaining. The productivity, efficiency and versatility of Presstek solutions helps in-plants reach this goal.

d.
During 2008 Presstek was successful in placing several DI® presses in a number of larger print shops. We believe this is because DI® presses are engineered to produce runs between 250 and 20,000 images at a very low cost. While at the same time market demands are shifting so that run lengths in this range are increasing, it is leaving a gap in the production portfolio of many larger commercial print shops. They can efficiently produce very short-runs (less than 250) on their toner devices, and runs of 20,000 or more on their conventional offset presses.  Larger print shops, however, can be more profitable producing a run of 250 to 20,000 on a Presstek’s DI®. Presstek believes that larger printers will look at DI® presses to fill this production gap in their equipment portfolio.

3. Focus on key growth areas.

a.
Growth within the existing market segments that Presstek serves today. Historically Presstek has served print shops with less than 20 employees, and this segment makes up approximately 75% of the industry (i.e. number of printers). Many of these printers have not yet fully embraced digital printing technologies. In addition, owners of existing DI® presses and CTP systems will be looking to add capacity or to upgrade their capabilities (i.e. upgrade a 34DI® press to a 52DI®, a semi-automated CTP system to a fully automated solution, or add a PathWay web-to-print solution).

b.
Growth up-market to larger print shops. As print buyers request shorter runs with faster turnaround times, larger shops often need to outsource these jobs or run them inefficiently on their larger offset presses or toner presses. A Presstek’s DI® press is a good solution for these shops, because it is an offset printing solution that allows color to be matched to the output of their larger presses. The DI® press may also open up new applications for the larger print shop.

c.
Growth of CTP consumables. It is estimated that the worldwide digital printing plate market in fiscal 2008 was $3.9 billion. This market is expected to grow by as much as 36% to $5.3 billion by 2012 based on research from Vantage Strategic Marketing. Presstek plans to further penetrate this large consumables market by expanding its range of CTP plates. These plates will work on both Presstek and third party imaging devices. Aurora Pro is an example of a product that fits into this area of growth.

d.
Growth in geographic regions. The largest portion of Presstek’s sales has historically come from the United States and Canada. The largest portion of the worldwide print market, however, is outside North America. Presstek has established three sales regions; Americas, EAME, and Asia Pacific, to establish proper distribution by region and to help develop solutions that fit each market’s specific requirements.

4. Enable customers to better compete by offering diverse range of products.

Because our goal is to provide high quality, fully integrated digital solutions and services that form an all-encompassing relationship with our customers, we deliver solutions that allow printers to differentiate their print businesses in a competitive marketplace. Presstek’s products can be divided into two primary categories: DI® presses and CTP systems, along with the supplies and services that they require. Ease of use, environmentally friendly chemistry-free imaging, and a small footprint are common benefits of the two product lines.

Our DI® presses, the Presstek 52DI® and Presstek 34DI®, allow printers to offer high-quality offset printing on a wide range of substrates at run lengths starting at 250 sheets for a highly competitive cost per sheet. DI® presses are able to do this because of their short make-ready time and reduction of production steps, which is possible because of three Presstek technologies—laser imaging, press design, and DI® plate technology—working in unison to create an optimized printing system.

Presstek offers a full range of CTP systems, from a two-page polyester system to an eight-page thermal plate system. In fiscal 2007, Presstek upgraded the Dimension Excel Series to include full automation. In fiscal 2008, Presstek added the Dimension Pro and Compass series platesetters suitable to the needs of larger print providers.

Presstek has also expanded its workflow offerings by partnering with third parties. This allows users to better implement Presstek’s DI® and CTP solutions while improving the flow of jobs through production. An example of this is the agreement signed with Press-sense to offer a web-to-print solution; Presstek markets this product as PathWay. An agreement has also been signed with EskoArtwork to offer an integrated PDF workflow; we have branded this product Latitude.

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

Our thermally imaged chemistry-free plate technologies are designed to provide both a streamlined workflow and an environmentally responsible solution. Besides contributing to a cleaner and safer printing operation, environmental responsibility is sound business practice in that our DI® and CTP solutions reduce labor needs, reduce space requirement, eliminate plate-oriented waste disposal, and result in fewer manufacturing process errors.

Technology

Imaging Technology

Presstek developed the imaging technology for the world's first DI® press. Over the past 20 years, we have continuously improved on this technology. Today we offer our fourth generation of imaging technology which we call ProFire® Excel. The ProFire® Excel system has three major components: the laser diode system, made up of unique four-beam laser diodes and laser drivers; the integrated motion system that controls the placement of the laser diodes; and the digital controller and data server. The image data board of the ProFire® Excel controls 16-micron diodes with patented Image Plus technology. Among the advantages of Image Plus is a writing mode that increases image quality while significantly reducing moiré patterns in standard screen sets, allowing for a range of FM (stochastic) screening options.

The laser diodes that we use for our imaging system are manufactured at Lasertel. Lasertel manufactures epitaxial wafers, which are subsequently processed into chips or bars. Lasertel then assembles these devices into fiber-coupled modules called multiple emitter packages (“MEPs”), which contain four lasers per module. These MEPs are then sent to our manufacturing facility in Hudson, NH. We assemble Lasertel-manufactured laser imaging modules into imaging kits that are designed for DI® press or Dimension Excel CTP units. These kits are then incorporated into DI® printing presses, by our manufacturing partner, or into CTP systems assembled at our Hudson, NH facility.

Before direct-to-plate imaging, platemaking and pre-press activities had occurred as a separate and specialized activity in the printing operation, primarily using analog film-based technology, chemical processing and manual skill-based processes. Conventional or analog printing plates are produced using labor and chemical-intensive, multi-step processes. By consolidating or eliminating process steps required to prepare a digital file for printing, Presstek’s DI® presses and CTP systems deliver efficiencies that allow increased print productivity at a lower cost and with better quality than conventional offset methods. At the same time, by imaging chemistry-free plates, Presstek products eliminate the reliance on the chemical processing that is generally associated with imaging traditional printing plates. In addition to being more efficient to operate, our solutions are more environmentally responsible than traditional methods of printing. The result is higher quality, faster turnaround offset printing with a lower cost of operation that is also environmentally safe.

Plate Technology

We manufacture digital printing plates for both on-press imaging with DI® presses and CTP printing applications. Our plates are based on our patented chemistry-free thermal imaging technology. Our printing plates respond to heat generated by high-powered lasers (thermal imaging) using ablation and sub-ablation processes.

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

Products

DI® Presses

Presstek 52DI® Press
The Presstek 52DI® is a landscape format 52cm direct imaging press with a maximum sheet size of 20.47” x 14.76”. The 52DI® has a maximum image area of 20.07” x 14.17”, one of the largest in its class. This press is highly automated and designed to deliver superior economics and faster turnaround times, require lower skilled operators and reduced paper waste. The Presstek 52DI® images all four chemistry-free printing plates on press in 4.5 minutes in precise register at 2540 dpi and supports up to 300 lpi and FM screening. The press design which features Zero Transfer Printing technology, results in consistent quality, an exceptionally fast make-ready time and reliable handling across a wide range of substrates. The 52DI® has a maximum operating speed of 10,000 full size sheets per hour which is the equivalent of 20,000 letter-sized sheets.

Presstek 34DI® Press
The Presstek 34DI® is a portrait format 34cm direct imaging press with a maximum sheet size of 13.39” x 18.11” and a maximum image area of 12.99” x 17.22”. This press is highly automated and designed to deliver superior economics, faster turnaround times, require lower skilled operators and reduced paper waste. The Presstek 34DI® images all four chemistry-free printing plates on press in 4.5 minutes in precise register at 2540 dpi and supports up to 300 lpi and FM screening. The press’ design using Zero Transfer Printing technology, results in consistent quality, an exceptionally fast make-ready time and reliable handling across a wide range of substrates. The 34DI® has a maximum operating speed of 7,000 full size sheets per hour which is the equivalent of 14,000 letter-sized sheets. The 34DI® is available as the 34DI®-X, a high productivity model and the 34DI®-E an entry-level configuration.

Both the Presstek 52DI® and 34DI® can be equipped with the DI® Ultra Violet (“UV”) option. The UV option converts a standard DI® press to a UV press. UV presses are well suited for printing on non-porous materials such as plastics and foils.

DI® Plates

ProFire® Digital Media
ProFire® Digital Media is designed to work as a system with the laser imaging and press components of ProFire® and ProFire® Excel enabled DI® presses (such as the Presstek 34 and 52DI®). ProFire® Digital Media for DI® presses is rated for 20,000 impressions. It is manufactured with an ink-accepting polyester base layer, a middle layer of titanium, and a top layer of silicone. During imaging, the heat from lasers removes the top two layers of the plate, exposing the ink receptive polyester layer. Areas that remain covered with the top layer of silicone will repel the ink. The imaging process is a highly consistent, heat sensitive, physical reaction without the variables of exposure and chemistry. The result is sharper and better-defined details and halftone dots. When operating with ProFire® Excel imaging enabled presses, the Presstek 52DI® and 34DI®, ProFire® Digital Media supports 300lpi and FM screening.

PearlDry® Plus
Formulated in a similar fashion as ProFire® Digital media, PearlDry® Plus is designed to work in conjunction with previous generation DI® presses. In conjunction with Presstek’s DI® imaging, PearlDry® Plus allows presses to produce a high resolution, 21 micron spot and supports print quality up to 200-line screen. For DI® applications PearlDry® Plus is delivered in polyester-based spools. PearlDry® Plus is rated for 20,000 impressions.

PearlDry®
PearlDry® is used for direct-to-press applications that require an aluminum-backed plate such as the 74Karat press manufactured by Koenig & Bauer, AG of Germany (“KBA”). The plate uses a specially formulated silicone material that is coated over the metalized infrared absorbing layer that is then bonded to an aluminum base.

CTP Products

Compass Series
The Compass Series of platesetters includes the 4-page Compass 4000 Series and the 8-page Compass 8000 Series. These highly productive platesetters range in production speeds from 15 to 38 plates per hour. Presstek Compass platesetters, imaging up to 250 lpi (100 l/cm), are optimized for use with Presstek’s Aurora Pro chemistry-free plates and also image a range of other low energy (830 nm laser) third-party thermal plates. Users can add several options to further increase automation and productivity; including single or multiple cassette autoloaders and inline standard or custom plate punches.

Dimension Pro800
The Presstek’s Dimension Pro 800 is an entry-level to mid-range eight-page CTP solution. Dimension Pro images plates up to 45” x 33”, at speeds of up to 11 plates per hour with Presstek’s Anthem® Pro plate and up to 15 plates per hour with Presstek’s Aurora Pro plate.

Dimension Excel
The Dimension Excel series of platesetters are CTP imaging devices that are engineered to image our chemistry-free Anthem® Pro thermal plates in an A2 (4-page) format size. The Dimension Excel is available in both standard (Dimension425) and automated (Dimension450-AL) configurations. The standard model offers operator attended throughput of up to 11 plates per hour, while automated models provide an operating speed of up to 17 plates an hour without any operator intervention.

Vector FL52
The Vector FL52 platesetter is a CTP imaging system that is engineered to image our chemistry-free Freedom thermal plates. The Vector FL52 is a two-page (52 cm and under) metal CTP system that can produce up to 16 plates per hour.

Digital PlateMaster®
Digital PlateMaster® (“DPM”) is an easy-to-use platesetter that is equipped with an integrated Harlequin RIP and uses conventional polyester-based plates. DPM is designed for use with small-format portrait presses. The internal plate processor and daylight-loading materials cassette help facilitate plate production. DPM also supports paper-based printing plates.

CTP Plates

Anthem® Pro
Anthem® Pro delivers improved print performance with the addition of Presstek's exclusive PRO graining technology. Anthem® Pro plates feature our patented polymer-ceramic technology and combine ablative imaging and chemistry-free cleaning (a simple water wash) with run lengths of up to 100,000 impressions. The Anthem® Pro plate runs with a wide range of fountain chemistry and inks.

Freedom Pro
The Freedom Pro plate operates in conjunction with Presstek’s Vector FL52 CTP solution. Like our Anthem® Pro plate, Freedom Pro requires only a simple wash with water before printing. The unique surface structure of the plate results in a fast make-ready and greater ink/water latitude. In addition, Freedom Pro accommodates a wide range of inks and fountain solutions.

Aurora Pro
Aurora Pro is Presstek’s first chemistry-free CTP thermal plate designed to operate with thermal CTP systems from other manufacturers. This further extends the opportunity for printers to leverage innovative Presstek chemistry-free technology with their existing installed base of CTP systems, eliminating the need to purchase, store and dispose of toxic chemicals.

Workflow Products

Latitude
Presstek Latitude is a scalable highly automated and advanced prepress workflow solution powered by EskoArtwork Odystar. Based on native PDF 1.7 format, it supports the latest standards in JDF and Certified PDF. It offers a complete range of prepress tools, from preflight, PDF certification and automated document correction all the way to advanced trapping, imposition, proofing and screening. It is designed to automate the daily work in a prepress production environment. In addition to driving output devices, it provides extremely flexible workflow tools that automate many processes and communications.

Momentum RIP
Momentum RIP is designed to drive Presstek’s CTP and DI® systems as well as ABDick branded CTP systems. Momentum comes complete with input and output mechanisms that allow flexibility for controlling jobs. Momentum is based on Harlequin RIP technology.

Momentum Pro Integrated
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

PathWay
Presstek PathWay is a web-to-print business solution powered by Press-sense. It is designed to create a customer-driven, automated workflow that allows printers to receive, process, print and deliver orders in one low-cost, streamlined operation. It is an end-to-end process that facilitates document creation, customization, quoting, ordering, printing and delivery. PathWay is an ideal way for printers to attract and retain customers, expand the geographic reach of their business, respond to the on demand marketplace, and grow sales volume—while increasing the productivity and profitability of their business.

Lasertel Diode Products

The graphic arts industry continues to demand a high degree of speed, imaging resolution and accuracy without increasing costs. Our high-powered laser diodes are designed to achieve greater imaging power, uniformity and reliability with a low unit cost for the diode array. Writing speed and accuracy are increased, without increasing space and costs, by combining four fiber channels into a single optical module. These diodes, manufactured at our Lasertel subsidiary, also incorporate a number of packaging innovations that reduce the size of the device and facilitate incorporation into the ProFire® Excel imaging module. In addition to manufacturing Presstek products, Lasertel also manufactures products for third-party customers in the industrial, medical, defense and telecommunications sectors.

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

We believe that our patented technologies, other intellectual property, thermal plate manufacturing facilities, strategic alliances, distribution network and knowledge of the marketplace puts us in a strong position to compete in today’s market. Several other companies, however, address markets in which our products are used and have products that are competitive.

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

Manufacturers of high-end electrophotographic technology include, among others, Canon Inc., Hewlett Packard Company, Ricoh Company, Ltd., Eastman Kodak Company (“Kodak”), and Xerox Corporation. These electrophotographic imaging systems use either liquid or dry toners to create one to four (or more) color images on paper and typically offer resolutions of between 400 and 1200 dots per inch. These technologies are generally best suited for ultra-short-runs of less than 250 copies or for printing variable data.

Manufacturers of conventional offset printing presses include Heidelberger Druckmaschinen AG (“Heidelberg”), KBA, Sakurai USA, Inc.'s, Ryobi Limited (“Ryobi”), Manroland AG, and others. The level of automation on new presses is improving and when combined with an automated CTP system an effective workflow can be established. We believe that conventional offset is best suited for production runs of 20,000 or longer. The quality of print from a conventional offset press will depend on the skill of the operator as well as the process the print establishment uses to deliver the plate to the press.

DaiNippon Screen Mfg., Ltd. (“Screen”), offers the TruePress 344 press. This press is an A3 four color digital offset press that prints up to 7,000 impressions per hour and with a conventional wet offset process.

The Presstek 34DI® also competes against the Ryobi 3404DI for end user sales. Ryobi is an OEM partner of Presstek’s and the Ryobi 3404DI uses Presstek’s imaging technology, printing plates and press design.

VIM Technologies, Ltd., an Israeli company (“VIM”), has been selling a plate for DI® presses that the Company believes infringes on the Company’s legally protected patent rights. As discussed below, the Company has initiated patent infringement actions against VIM and others in the United States and Germany for patent infringement.

These competitive plates could have an impact on Presstek’s revenue. They could also lead to downward pricing pressure on our full line of spooled consumable products, which could have a material adverse effect on our business, results of operations and financial condition.

Computer-to-Plate

Most of the major companies in the industry have developed or source off-press CTP imaging systems. Potential competitors in this area include, among others, Agfa, Kodak, Screen, Fuji Photo Film Co., Ltd. (“Fuji”), and Heidelberg, combinations of these companies, and other smaller or lesser-known companies. Many of these devices utilize printing plates that require a post-imaging photochemical developing step and/or other post processing steps such as heat treatment.

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

Supplies

The broad portfolio of equipment, supplies, and service added to our portfolio through the acquisition of assets of the A.B. Dick Company (the “A.B. Dick Acquisition”) has several competitors. In addition to those mentioned above, competitors include for Prepress: ECRM and RIPit; for Press: Ryobi, Hamada, Xerox Corporation, Canon Inc., Ricoh Company, Ltd., and Hewlett Packard Company; for Service: General Binding Corp., Kodak, Service On Demand and some independent providers; for Dealers: xpedx, Pitman and Enovation.

Lasertel

Lasertel’s products can also be expected to face competition from a number of companies marketing competitive, high-powered laser diode products such as Coherent Inc. and JDS Uniphase Corporation.

Patents, Trademarks and Proprietary Rights

Our general policy has been to seek patent protection for those inventions and improvements likely to be incorporated into our products and services or where proprietary rights will improve our competitive position. As of January 3, 2009, our worldwide patent portfolio included over 500 patents. We believe these patents, which expire from 2009 through 2026, are material in the aggregate to our business. We have applied for and are pursuing applications for 7 additional U.S. patents and 26 foreign patents. We have registered, or applied to register, certain trademarks in the U.S. and other countries, including Presstek, DI®, Dimension, ProFire®, Anthem®, Applause and PearlDry®. We anticipate that we will apply for additional patents, trademarks, and copyrights, as deemed appropriate.

In addition to the Presstek patents indicated, there is currently one active patent assigned to Lasertel, which will expire in 2012.

We rely on proprietary know-how and to employ various methods to protect our source code, concepts, trade secrets, ideas and the documentation of our proprietary software and laser diode technology. Such methods, however, may not afford complete protection and there can be no assurance that others will not independently develop such know-how or obtain access to our know-how, software codes, concepts, trade secrets, ideas, and documentation. We also protect our intellectual property by instituting legal proceedings against parties suspected of infringing on the Company’s legally protected patent and trademark rights.

In February 2008, we filed a complaint with the International Trade Commission (“ITC”) against VIM and its manufacturing partner Hanita Coatings RCA, Ltd. (“Hanita Coatings”) for infringement of certain of our patent and trademark rights. Presstek also sued four U.S. based distributors of VIM products: Spicers Paper, Inc., Guaranteed Service & Supplies, Inc., Ohio Graphco Inc., and Recognition Systems Inc., as well as one Canadian based distributor, AteCe Canada. The Company has settled with Ohio Graphco Inc., which has agreed to cease the importation, use and sale of VIM plates and also agreed to cooperate with the ITC in its investigation of VIM’s alleged patent infringement. Presstek is seeking, among other things, an order from the ITC forbidding the importation and sale of the VIM printing plates in the United States; such an order would be enforced at all U.S. borders by the U.S. Customs Service. In March of 2008, the ITC notified Presstek that it was instituting an investigation related to the Complaint, and a hearing before the ITC is currently scheduled for April 2009. In April 2008 we filed a complaint against VIM in a German court for patent infringement. In addition, in December 2008 we filed a complaint in U.S. District Court in New Hampshire against a VIM distributor for patent infringement associated with the distributor’s sale of infringing product.

Research and Development

Research and development expenses related to our continued development of products incorporating DI® and CTP technologies, were $5.1 million, $5.0 million and $5.3 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. These research and development expenditures are related to the continuing operations of the Presstek segment.

Environmental Protection

The Company is subject to various laws and governmental regulations concerning environmental matters. The U.S. federal environmental legislation and state regulatory programs having an impact on the Company include; the Toxic Substances Control Act; the Resource Conservation and Recovery Act; the Clean Air Act;, the Clean Water Act; and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended.

It is the Company’s policy to carry out its business activities in a manner consistent with sound health, safety and environmental management practices, and to comply with applicable health, safety and environmental laws and regulations. The Company continues to engage in programs for environmental, health and safety protection and control.

Based upon information presently available, future costs associated with environmental compliance are not expected to have a material effect on the Company's capital expenditures, results of operations or competitive position. Such costs, however, could be material to results of operations in a particular future quarter or year.

Backlog

We generally sell our products under standard sales orders and distributor contracts. Orders constituting our backlog are subject to changes in delivery schedules and are typically cancelable by our customers until a specified time prior to the scheduled delivery date. Accordingly, we believe our backlog is not necessarily an accurate indication of future sales.

Employees

At January 3, 2009, we had 622 employees worldwide. Of these, 29 are engaged primarily in engineering, research and development; 159 are engaged in sales and marketing; 245 are engaged in service and customer support; 115 are engaged primarily in manufacturing, manufacturing engineering and quality control; and 74 are engaged primarily in corporate management, administration and finance.

Available Information

Financial and other information about us is available on our website, www.presstek.com. We make available, free of charge on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”).

Glossary

Set forth below is a glossary of certain terms used in this Annual Report on Form 10-K:

A1	a printing term referring to a standard paper size capable of printing eight 8.5” x 11” pages on a sheet of paper

A2	a printing term referring to a standard paper size capable of printing four 8.5” x 11” pages on a sheet of paper

A3/B3	a printing term referring to a standard paper size capable of printing two 8.5” x 11” pages on a sheet of paper

Ablation	a controlled detachment/vaporization caused by a thermal event, this process is used during the imaging of Presstek’s PEARL and Anthem® Pro consumables

Bindery	operations done after printing that are required to finish the job. Can include punching, folding, perforating, trimming and slitting.

Computer-to-plate (CTP)	a general term referring to the exposure of lithographic plate material from a digital database, off-press

Direct Imaging (DI®)	Presstek’s registered trademark for digital imaging systems that allow image carriers (film and plates) to be imaged from a digital database, on and off-press

Dots per inch (dpi)	a measurement of the resolving power or the addressability of an imaging device

FM screening
referred to as stochastic screening. A process that converts images into small dots of variable spacing rather than regularly spaced dots or lined screens. This technique of laying down halftone dots can produce superior color results.

Infrared	light lying outside of the visible spectrum beyond its red-end, characterized by longer wavelengths; used in our thermal imaging process

Lithography	printing from a single plane surface under the principle that the image area carries ink and the non-image area does not, and that ink and water do not mix

Off-press	making a printing plate from either an analog or digital source independent of the press on which it will be used

On-press	the use of Presstek’s direct imaging technologies to make a plate directly from a digital file on the press

PEARL	the name associated with Presstek’s first generation laser imaging technologies and related products and consumables

ProFire® and ProFire® Excel imaging systems	the Presstek components required to convert a conventional printing press into a direct imaging press, including laser diode arrays, computers, electronics

Platemaking	the process of applying a printable image to a printing plate

Prepress
graphic arts operations and methodologies that occur prior to the printing process; typically these include photography, scanning, image assembly, color correction, exposure of image carriers (film and/or plate), proofing and processing

Ryobi 3404DI	an A3 format size four-color sheet-fed press, incorporating Presstek’s dual plate cylinder concept and PearlDry® Plus spooled plates, a joint development effort between Ryobi and Presstek

Semiconductor laser diode	a high-powered, infrared imaging technology employed in the DI® imaging systems

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

Item 1A. Risk Factors.

Certain of the statements contained in this Annual Report on Form 10-K (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and beliefs, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Words such as “believe(s),” “should,” “plan,” “expect(s),” “project(s),” “anticipate(s),” “may,” “likely,” “potential,” “opportunity” and similar expressions identify forward-looking statements. Forward-looking statements are made based upon management’s good faith expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on the Company will be those anticipated by management.

Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made and readers are advised to consider such forward-looking statements in light of the risks set forth below. Presstek undertakes no obligation to update any forward-looking statements contained in this Annual Report on Form 10-K.

Significant factors that could cause actual results to differ materially from management’s expectations or otherwise impact the Company’s financial condition or results of operations include, without limitation, the following:

Current economic conditions and market disruptions may adversely affect the Company’s business and results of operations. Adverse economic conditions in the United States and internationally, leading to reduced capital spending, may adversely impact our business.

A substantial portion of our business depends on our customers’ demand for our products and services, the overall economic health of our current and prospective customers, and general economic conditions. As widely reported, financial markets throughout the world have been experiencing extreme disruption in recent months, including extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, failure and potential failures of major financial institutions and unprecedented government support of financial institutions. These developments and the related general economic downturn have and will adversely impact the Company’s business and financial condition in a number of ways, including impacts beyond those typically associated with other recent downturns in the U.S. and foreign economies. The slowdown will likely lead to reduced capital spending by end users, which has already adversely affected and may continue to adversely affect the Company’s product sales. If the slowdown is severe enough, it could necessitate further testing for impairment of goodwill, other intangible assets, and long-lived assets and may negatively impact the valuation allowance with respect to our deferred tax assets. In addition, cost reduction actions may be necessary which would lead to additional restructuring charges. The current tightening of credit in financial markets and the general economic downturn will likely adversely affect the ability of the Company’s customers, suppliers, outsource manufacturers and channel partners (e.g., distributors and resellers) to obtain financing for significant purchases. The tightening could result in a decrease in or cancellation of orders for the Company’s products and services, could negatively impact the Company’s ability to collect its accounts receivable on a timely basis, could result in additional reserves for uncollectible accounts receivable being required, and in the event of continued contraction in the Company’s sales, could lead to dated inventory and require additional reserves for obsolescence. Significant volatility and fluctuations in the rates of exchange for the U.S. dollar against currencies such as the euro, the British pound and the Japanese yen could negatively impact the Company’s customer pricing, purchase price of sourced product, and adversely affect the Company’s results.

The Company is unable to predict the duration and severity of the current economic downturn and disruption in financial markets or their effects on the Company’s business and results of operations, but the consequences may be materially adverse and more severe than other recent economic slowdowns.

We are substantially dependent on our manufacturing and distribution relationships to develop and grow our business. The loss or failure of one or more of these partners could significantly harm our business.

Our business strategy includes working with manufacturing and distribution partners to produce our products on an OEM basis and to aid in developing new market channels for our products. We are dependent on many of these partners for future sales of both existing and planned products. This means that the timetable for finalizing development, commercialization and distribution of both existing and planned products is dependent upon the needs and circumstances of our partners. Any delay in meeting production and distribution targets with our partners may harm our relationships with them and may cause them to terminate their relationship with us. Our partners may not develop markets for our products at the pace or in the manner we expect, which may have an adverse effect on our business. They may also terminate their relationships with us for circumstances beyond our control, including factors unique to their businesses or their business decisions, or due to factors associated with the current global economic downturn. In addition, we may mutually agree with one or more of our partners to terminate our relationship with them for a variety of reasons. We cannot assure you that the termination of any of our relationships with our manufacturing and distribution partners will not have an adverse impact on our business in the future.

If we are unable to manage acquisitions successfully it could harm our financial results, business and prospects.

As part of our business strategy, we may expand our business through the acquisition of other businesses. We will need to integrate acquired businesses with our existing operations. We cannot assure you that we will effectively assimilate the business or product offerings of acquired companies into our business or product offerings. Integrating the operations and personnel of acquired companies into our existing operations may result in difficulties and expense, disrupt our business or divert management’s time and attention. If we are unable to successfully integrate future acquisitions, it could adversely impact our competitiveness and profitability. Acquisitions involve numerous other risks, including potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. In connection with acquisitions or joint venture investments outside the U.S., we may be subject to the risk of foreign currency fluctuations

Our business strategy may include the licensing or acquisition of technologies, which entail a number of risks.

As part of our strategy to grow our business, we may license technologies from third parties. We may not be successful in integrating the acquired technology into our existing business to achieve the desired results.

Our lengthy and variable sales cycle makes it difficult for us to predict when or if sales will occur and therefore we may experience an unplanned shortfall in revenues.

Many of our products have a lengthy and unpredictable sales cycle that contributes to the unpredictability of our operating results; this issue has been compounded by the recent economic downturn. Customers view the purchase of our products as a significant capital outlay and, therefore, a strategic decision. As a result, customers generally evaluate these products and determine their impact on existing infrastructure over a lengthy period of time. The sale of our products may be subject to delays if the customer has lengthy internal budgeting, approval and evaluation processes. The recent severe economic downturn has significantly impacted this decision-making process of many of our customers and prospective customers, and some businesses are either deferring or canceling significant capital purchasing decisions due to the uncertainty of their own financial futures. If revenues anticipated during a particular period are not realized or are delayed, we may experience a shortfall in anticipated revenues, which could have an adverse effect on our business, results of operations and financial condition.

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

If our international sales increase, our revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower levels of sales that typically occur during the summer months in Europe and other parts of the world. There can be no assurance that these factors will not have an adverse effect on our business, results of operations and financial condition.

We have experienced losses in the past, could incur substantial losses in the future, and may not be able to maintain profitability.

While the Company achieved a net profit from continuing operations in the fiscal year ending January 3, 2009, the Company has sustained significant losses in prior years. The ability of the Company to generate profits in fiscal year 2009 and beyond is dependent upon its ability to generate revenues and effectively manage costs. We may need to generate significant increases in revenues to generate profits, and we may not be able to do so. If our revenues grow more slowly than we anticipate or decrease, or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be adversely affected. Even if we maintain profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase such profitability year to year.

We have a material amount of intangible assets, such as goodwill and trademarks, and if we are required to write-down any of these intangible assets, it would reduce our net income, which in turn could have a material adverse effect on our results of operations.

We have a significant amount of intangible assets, such as goodwill and trademarks. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) goodwill and indefinite lived intangible assets are no longer amortized, but instead are subject to a periodic impairment evaluation. Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Recoverability of intangible assets with estimated lives and other long-lived assets is measured by comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Reductions in our net income caused by the write-down of any of these intangible assets could materially and adversely affect our results of operations. The Company conducts ongoing assessments of its goodwill and other intangible assets and determined no adjustments were necessary at January 3, 2009. The Company will continue to assess the valuation of goodwill and other intangible assets throughout 2009. Depending on market and economic conditions, goodwill and other intangible assets impairment could be identified in 2009, which would result in impairment charges.

Our quarterly revenues and operating results are likely to fluctuate significantly.

Our quarterly revenues and operating results are sometimes difficult to predict, have varied in the past, and are likely to fluctuate significantly in the future. We typically realize a significant percentage of our revenues for a fiscal quarter in the third month of the quarter. Accordingly, our quarterly results may be difficult to predict prior to the end of the quarter. In addition, we base our current and future expense levels in part on our estimates of future revenues. Our expenses are largely fixed in the short-term and we may not be able to adjust our spending quickly if our revenues fall short of our expectations. Accordingly, a revenue shortfall in a particular quarter would have an adverse effect on our operating results for that quarter. In addition, our quarterly operating results may fluctuate for many reasons, including, without limitation:

•	a long and unpredictable sales cycle;
•	changes in demand for our products and consumables, including seasonal differences;
•	changes in the mix of our products and consumables; and
•	the continued global economic downturn.

The current capital and credit market conditions may adversely affect our access to capital, cost of capital and business operations.

Recently, the general economic and capital market conditions in the United States and other parts of the world have deteriorated significantly and have adversely affected access to capital and increased the cost of capital. If these conditions continue or become worse, our future cost of debt and equity capital and access to capital markets could be adversely affected. In this regard, the Company may require additional financing following the expiration of our existing credit lines in November 2009. Any inability to obtain adequate financing from debt and equity sources could force us to self-fund capital expenditures and strategic initiatives, forgo some opportunities, or possibly discontinue certain operations.

We are dependent on third party suppliers for critical components and our inability to maintain an adequate supply of advanced laser diodes and other critical components could adversely affect us.

We are dependent on third-party suppliers for critical components and our demand for these components may strain the ability of our third party suppliers to deliver such critical components in a timely manner. For example, we have a requirement for advanced technology laser diodes for use in products incorporating our DI® technology. Although we have established our subsidiary, Lasertel, to help us meet our demand for laser diodes, we are still dependent on other third-party manufacturers to supply us with other necessary components. If we are unable for any reason to secure an uninterrupted source of other critical components at prices acceptable to us, our operations could be materially adversely affected. We cannot be certain that Lasertel will be able to manufacture advanced laser diodes in quantities that will fulfill our future needs, or with manufacturing volumes or yields that will make our operation cost effective. While we are currently marketing Lasertel for sale, and expect that a purchaser of Lasertel will enter into a laser supply agreement with the Company, there can be no assurance that any purchaser of Lasertel will become a dependable supplier of laser diodes and satisfy the Company’s supply requirements. There can be no assurance that we will be able to obtain alternative suppliers for our laser diodes or other critical components should our current supply channels prove inadequate.

Our manufacturing capabilities may be insufficient to meet the demand for our products.

If demand for our products grows beyond our expectations, our current manufacturing capabilities may be insufficient to meet this demand, resulting in production delays and a failure to deliver products in a timely fashion. We may be forced to seek alternative manufacturers for our products. There can be no assurance that we will successfully be able to do so. As we introduce new products, we may face production and manufacturing delays due to technical and other unforeseen problems. Any manufacturing delay could have a material adverse effect on our business, the success of any product affected by the delay, and our revenue.

In addition, many of our manufacturing processes are extremely sophisticated and demand specific environmental conditions. Though we take precautions to avoid interruptions in manufacturing and to ensure that the products that are manufactured meet our exacting performance standards, our yields may be affected by difficulties in our manufacturing processes. If such an effect occurred, it could increase manufacturing costs, detrimentally impacting margins, or cause a delay in the finishing and shipping of products. Any manufacturing delay could have a materially adverse effect on our business, the success of any product affected by the delay, and our revenue.

New products may not be commercially successful and may not gain market acceptance.

Achieving market acceptance for any product requires substantial marketing and distribution efforts and expenditure of significant sums of money and allocation of significant resources. We may not have sufficient resources to do so. Additionally, there can be no assurance that our existing and new product offerings will maintain/achieve market acceptance or that any of our other current products or any future products that we may develop or any future products produced by others that incorporate our technologies will achieve market acceptance or become commercially successful. In addition, if our new product offerings do not achieve anticipated market acceptance, we may not achieve anticipated revenue.

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

The Sarbanes-Oxley Act of 2002 and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting. Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to audit, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. A “significant deficiency” is defined as “a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the company's financial reporting.” A “material weakness” is defined as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.”

Management’s Report on Internal Control over Financial Reporting included in this Annual report on Form 10-K, concludes that as of January 3, 2009 our internal control over financial reporting was not effective. Accordingly, as set forth in Item 9A of this Annual report on Form 10-K, our Chief Executive Officer and our Chief Financial Officer also determined that our disclosure controls and procedures were not effective. In addition, in the future, our continued assessment, or the subsequent assessment by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting and our disclosure controls or procedures, some of which may require disclosure in future reports.

Although we have remediated three of the four material weaknesses reported in our 2007 Annual Report on Form 10-K and are continuing to make improvements in our internal control over financial reporting, if we are unsuccessful in remediating the material weakness impacting our internal control over financial reporting, or if we discover other deficiencies, it may adversely impact our ability to report accurately and in a timely manner our financial condition and results of operations in the future, which may cause investors to lose confidence in our financial reporting. Moreover, effective internal and disclosure controls are necessary to produce accurate, reliable financial reports and to detect or prevent fraud. If we continue to have deficiencies in our internal control over financial reporting and disclosure controls and procedures, that may negatively impact our business and operations

The expansion of Lasertel into areas other than the production of laser diodes for our printing business may be unsuccessful.

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

We may be unsuccessful in our efforts to sell our Lasertel subsidiary

We are currently marketing Lasertel for sale and expect to complete the sale during 2009. It is possible that the marketing and sales process could be disruptive to the management of both Lasertel and the Company and could have an adverse effect on the customer relationships and financial results of Lasertel. It is also possible that the Company will be unable to sell Lasertel and that the Lasertel financial results will continue to be consolidated into the Company’s results. Since Lasertel has historically operated at a loss, this could have an adverse effect on the consolidated financial results of the Company.

Our success is dependent on our ability to maintain and protect our proprietary rights.

Our future success will depend, in large part, upon our intellectual property rights, including patents, trademarks, trade secrets, proprietary know-how, source codes and continuing technological innovation. We have been issued a number of U.S. and foreign patents and we intend to register for additional patents where we deem appropriate. We also hold several registered trademarks and we may register additional trademarks where we deem appropriate. There can be no assurance, however, as to the issuance of any additional patents or trademarks or the breadth or degree of protection that our patents, trademarks or other intellectual property may afford us. The steps we have taken to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. Further, the laws of certain territories in which our products are or may be developed, manufactured or sold, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

In this regard, third parties may in the future assert claims against us concerning our existing products or with respect to future products under development by us. In such event, we may be required to modify our product designs or obtain a license. No assurance can be given that we would be able to do so in a timely manner, upon acceptable terms and conditions or even at all. The failure to do any of the foregoing could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we have agreements with several of our partners which require us to indemnify the partner from claims made by third parties against them concerning our intellectual property, and to defend the validity of the patents or otherwise ensure the technology’s availability to the partner. The costs of an indemnification claim under any such agreement could have a material adverse effect on our business.

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

We also rely on proprietary know-how and employ various methods to protect the source codes, concepts, trade secrets, ideas and documentation relating to our proprietary software and laser diode technology. Such methods, however, may not afford complete protection and there can be no assurance that others will not independently develop such know-how or obtain access to our know-how or software codes, concepts, trade secrets, ideas and documentation. Although we have and expect to have confidentiality agreements with our employees and appropriate vendors, there can be no assurance, however, that such arrangements will adequately protect our trade secrets and proprietary know-how.

We use hazardous materials in the production of many of our products at our various manufacturing facilities.

As a manufacturing company, we are subject to environmental, health and safety laws and regulations, including those governing the use of hazardous materials. The cost of compliance with environmental, health and safety regulations is substantial. Some of our business activities involve the controlled use of hazardous materials and we cannot eliminate the risk or potential liability of accidental contamination, release or injury from these materials. In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources and the limits of any insurance coverage, and our production of plates could be delayed indefinitely, which could materially harm our business, financial condition and results of operations.

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

We also compete with stand-alone CTP imaging devices for single and multi-color applications. Most of the major corporations in the graphic arts industry have developed and are marketing off press CTP imaging systems. To date, devices manufactured by our competitors, for the most part, utilize printing plates that require a post imaging photochemical developing step, and in some cases, also require a heating process. Competitors in this area include, among others, Agfa Gevaert N.V., Screen, Heidelberg and Kodak.

We also have competition from plate manufacturing companies that manufacture printing plates, including digital thermal plates. These companies include Agfa Gevaert N.V., Kodak and Fuji. The introduction of a competitive plate could reduce the revenue generated by Presstek and could have a material adverse effect on our business, results of operations and financial condition.

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

A pending investigation by the SEC could have an adverse impact on our business.

The SEC has initiated a formal investigation primarily relating to our announcement of preliminary financial results for the third quarter of fiscal 2006. The SEC investigation requires management time and the expenditure of significant legal expense. In addition, the Company faces the risk that the investigation will result in fines and/of penalties assessed against the Company for which there is inadequate insurance coverage. The result of this matter could have a material adverse effect on our business, results of operations and financial condition.

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

Our success is also dependent on our ability to hire and retain additional qualified engineering, technical, sales, marketing, accounting and finance and other personnel. The success of our transition of certain accounting functions to our Greenwich, CT offices from Hudson, NH is highly dependent on the hiring of qualified personnel. Competition for qualified personnel in our industry can be intense, and there can be no assurance that we will be able to hire or retain additional qualified personnel.

Our stock price has been and could continue to be extremely volatile.

The market price of our common stock has been subject to significant fluctuations. The securities markets have experienced, and may experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, the trading price of our common stock could be subject to significant fluctuations in response to:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Propertie.s

The following table summarizes our significant occupied properties:

Location(1)	Functions	Square footage (approximate)	Ownership status/ lease expiration

Hudson, NH	Manufacturing, research and development, marketing, demonstration activities, administrative and customer support	165,000	Owned

South Hadley, MA (two buildings)	Manufacturing, research and development, administrative support	100,000	Owned

Tucson, AZ(2)	Manufacturing, research and development, administrative support	40,000	Lease expires in July 2018

Greenwich, CT	Corporate headquarters, executive offices	11,500	Lease expires in May 2013

Des Plaines, IL	Distribution center	127,000	Lease expires in February 2013

Heathrow, United Kingdom	European headquarters, sales, service	20,000	Lease expires in November 2020, with an option to cancel in November 2010

(1) Our Presstek segment utilizes the facilities in NH, MA, CT, IL, and the United Kingdom.

(2) Our discontinued Lasertel segment utilizes the facilities in AZ.

In addition to the properties referenced above, we also lease a number of small sales and marketing offices in the United States and internationally. At January 3, 2009, we were productively utilizing all of the space in our facilities. We believe that our existing facilities are adequate for our needs for at least the next twelve months.

All of the properties we own are pledged as security for our five-year, $80.0 million credit facilities.

We believe that our existing facilities are well maintained, in good operating condition and are adequate for our current and expected future operations.

Item 3. Legal Proceedings.

On October 26, 2006, the Company was served with a complaint naming the Company, together with certain of its former executive officers, as defendants in a purported securities class action suit filed in the United States District Court for the District of New Hampshire. The suit claims to be brought on behalf of purchasers of Presstek’s common stock during the period from July 27, 2006 through September 29, 2006. The complaint alleges, among other things, that the Company and the other defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated there under based on allegedly false forecasts of fiscal third quarter and annual 2006 revenues. As relief, the plaintiff seeks an unspecified amount of monetary damages, but makes no allegation as to losses incurred by any purported class member other than himself, court costs and attorneys’ fees. On September 25, 2008, the parties reached a settlement of the action, subject to confirmatory discovery by plaintiffs and court approval.

On September 10, 2008, a purported shareholder derivative claim against certain current and former directors and officers of the Company was filed in the United States District Court for the District of New Hampshire. The complaint alleges breaches of fiduciary duty by the defendants and seeks unspecified damages. On September 25, 2008, the parties reached agreement on a settlement of the claim, subject to receipt of court approval.

On June 4, 2008, the Commonwealth of Massachusetts filed a complaint in the Superior Court of Massachusetts, Hampshire County against the Company and one of its subsidiaries seeking recovery of response costs related to the October 30, 2006 chemical release in South Hadley, MA noted above. In October 2008, the case was settled and the complaint was dismissed.

In February 2008 we filed a complaint with the ITC against VIM and its manufacturing partner Hanita Coatings for infringement of Presstek’s patent and trademark rights. Presstek also sued four U.S. based distributors of VIM products: Spicers Paper, Inc., Guaranteed Service & Supplies, Inc., Ohio Graphco Inc., and Recognition Systems Inc., as well as one Canadian based distributor, AteCe Canada. The Company has settled with Ohio Graphco Inc., which has agreed to cease the importation, use and sale of VIM plates and also agreed to cooperate with the ITC in its investigation of VIM’s alleged patent infringement. Presstek is seeking, among other things, an order from the ITC forbidding the importation and sale of the VIM printing plates in the United States; such an order would be enforced at all U.S. borders by the U.S. Customs Service. In March of 2008, the ITC notified Presstek that it was instituting an investigation related to the Complaint, and a hearing before the ITC is currently scheduled for April 2009. In April 2008 we filed a Complaint against VIM in a German court for patent infringement. In addition, in December 2008 we filed a complaint in U.S. District Court in New Hampshire against a VIM distributor for patent infringement associated with the distributor’s sale of infringing product.

On February 4, 2008, the Company received from the SEC a formal order of investigation relating to the previously disclosed SEC inquiry regarding the Company's announcement of preliminary financial results for the third quarter of  fiscal 2006. The Company is cooperating fully with the SEC’s investigation.

Presstek is a party to other litigation that it considers routine and incidental to its business however it does not expect the results of any of these actions, nor the settlement actions as noted above, to have a material adverse effect on its business, results of operation or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities.

Our common stock is quoted on The NASDAQ Global Market under the symbol “PRST”. The following table sets forth the high and low closing sales prices per share of common stock for each full quarterly period within the two most recently completed fiscal years as reported by The NASDAQ Global Market.

	High	Low
Fiscal year ended January 3, 2009
First quarter	$5.12	$4.28
Second quarter	$6.57	$4.00
Third quarter	$6.28	$4.48
Fourth quarter	$5.64	$1.18

Fiscal year ended December 29, 2007
First quarter	$6.53	$5.47
Second quarter	$8.38	$5.88
Third quarter	$8.70	$6.14
Fourth quarter	$7.50	$4.60

On March 16, 2009, there were 2,183 holders of record of our common stock. The closing price of our common stock was $1.64 per share on March 16, 2009.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during fiscal 2008.

Item 6. Selected Financial Data.

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Part II Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and notes thereto included in Part II Item 8 of this Annual Report on Form 10-K. On December 28, 2006, the Audit Committee of the Company’s Board of Directors ratified a plan submitted by management to terminate production in South Hadley, MA of Precision-branded analog plates used in newspaper applications. On September 24, 2008, the Company’s Board of Directors approved a plan to market the Lasertel subsidiary for sale. The results of operations for the years ended December 30, 2006 and December 29, 2007 have been restated to reflect the analog newspaper business and Lasertel segment as discontinued operations for all periods presented. The historical results provided below are not necessarily indicative of future results.

(in thousands, except per-share data)
	Fiscal year ended
	January 3,	December 29,	December 30,	December 31,	January 1,
	2009	2007	2006	2005	2005 (1)

Revenue	$193,252	$246,573	$258,936	$255,344	$118,576
Cost of revenue	124,511	177,346	181,799	172,208	74,054

Gross profit	68,741	69,227	77,137	83,136	44,522

Operating expenses
Research and development	5,144	4,969	5,320	6,452	5,903
Sales, marketing and customer support	29,937	39,194	39,451	39,808	17,136
General and administrative	25,496	33,172	18,879	20,135	11,491
Amortization of intangible assets	1,084	2,168	2,697	2,388	1,261
Restructuring and special charges (credits)	2,108	2,714	5,481	874	(392)
Total operating expenses	63,769	82,217	71,828	69,657	35,399

Operating income (loss)	4,972	(12,990)	5,309	13,479	9,123

Other income (expense), net	938	(1,254)	(984)	(1,345)	(872)

Income (loss) from continuing operations
before income taxes	5,910	(14,244)	4,325	12,134	8,251
Provision (benefit) for income taxes	2,780	(3,889)	(9,891)	2,727	1,382

Income (loss) from continuing operations	3,130	(10,355)	14,216	9,407	6,869
Income (loss) from discontinued operations, net of income tax	(2,606)	(1,849)	(4,472)	(3,321)	(3,004)

Net income (loss)	$524	$(12,204)	$9,744	$6,086	$3,865

Earnings (loss) per share - basic
Income (loss) from continuing operations	$0.09	$(0.29)	$0.40	$0.27	$0.20
Income (loss) from discontinued operations	(0.08)	(0.05)	(0.13)	(0.10)	(0.09)
	$0.01	$(0.34)	$0.27	$0.17	$0.11

Earnings (loss) per share - diluted
Income (loss) from continuing operations	$0.09	$(0.29)	$0.40	$0.26	$0.19
Income (loss) from discontinued operations	(0.08)	(0.05)	(0.13)	(0.09)	(0.08)
	$0.01	$(0.34)	$0.27	$0.17	$0.11

Weighted average shares outstanding
Basic	36,596	36,199	35,565	35,153	34,558
Diluted	36,605	36,199	35,856	35,572	35,357

	As of
	January 3,	December 29,	December 30,	December 31,	January 1,
	2009	2007	2006	2005	2005 (1)

Working capital	$35,199	$35,337	$43,151	$37,558	$37,179
Total assets	$157,513	$192,827	$198,014	$181,487	$171,318
Total debt and capital lease obligations	$16,489	$35,535	$37,572	$35,643	$41,822
Stockholders' equity	$102,531	$106,892	$111,237	$98,633	$89,402

(1) Amounts include results of operations of ABD International, Inc. (which acquired certain assets and assumed certain liabilities of
The A.B. Dick Company on November 5, 2004) and Precision Lithograining Corp. (acquired July 30, 2004) for the periods subsequent to their respective acquisitions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis should be read in connection with “Item 1. Business”, “Item 1A. Risk Factors”, “Item 6. Selected Financial Data”, “Item 7A. Quantitative and Qualitative Disclosures about Market Risks” and the Company’s Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K. Certain terms used in the discussion below are defined in Item 1 of this Annual Report on Form 10-K.

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

Presstek’s business model is a capital equipment and consumables model. In this model, approximately two-thirds of our revenue is recurring revenue. Our model is designed so that each placement of either a DI® press or a CTP system generally results in recurring aftermarket revenue for consumables and service.

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

We have developed DI® solution, a proprietary system by which digital images are transferred onto printing plates for direct imaging on-press applications. Our advanced DI® technology is integrated into a direct imaging press to produce a waterless, easy to use, high quality printing press that is fully automated and provides our users with competitive advantages over alternative print technologies. We believe that our process results in a DI® press which, in combination with our proprietary printing plates and streamlined workflow, produces a superior print solution. By combining advanced digital technology with the reliability and economic advantages of offset printing, we believe our customers are better able to grow their businesses, generate higher profits and better serve the needs of their customers.

Similar digital imaging technologies are used in our CTP systems. Our Presstek segment also designs and manufactures CTP systems that incorporate our technology to image our chemistry-free printing plates. Our chemistry-free digital imaging systems enable customers to produce high-quality, full color lithographic printed materials more quickly and cost effectively than conventional methods that employ more complicated workflows and toxic chemical processing. This results in reduced printing cycle time and lowers the effective cost of production for commercial printers. Our solutions make it more cost effective for printers to meet the increasing demand for shorter print runs, higher quality color and faster turn-around times.

We have executed a major transformation in the way we go to market. In the past, we had been reliant on OEM partners to deliver our business solutions to customers. Today, more than 90% of our sales are through our own distribution channels.

In addition to marketing, selling and servicing our proprietary digital products, we also market, sell and service traditional (or analog) products for the commercial print market. This analog equipment is manufactured by third party strategic partners and the analog consumables are manufactured by either us or our strategic partners. The addition of these non-proprietary products and our ability to directly sell and service them was made possible by the A.B. Dick Acquisition and Precision acquisition, which we completed in 2004.

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

On September 24, 2008, the Board of Directors approved a plan to market the Lasertel subsidiary for sale; as such the Company has presented the results of operations of this subsidiary within discontinued operations.

We generate revenue through four main sources: (i) the sale of our equipment and related workflow software, including DI® presses and CTP devices, (ii) the sale of high-powered laser diodes for the graphic arts, defense and industrial sectors; (iii) the sale of our proprietary and non-proprietary consumables and supplies; and (iv) the servicing of offset printing systems and analog and CTP systems and related equipment.

Strategy

Our business strategy is centered on maximizing the sale of consumable products, such as printing plates, and therefore our business efforts focus on the sale of “consumable burning engines” such as our DI® presses and CTP devices, as well as the servicing of customers using our business solutions. Our strategy centers on increasing the number of our DI® and CTP units, which increases the demand for our consumables.

To complement our direct sales efforts, in certain territories, we maintain relationships with key press manufacturers such as Ryobi, Heidelberg, and KBA, who market printing presses and/or press solutions that use our proprietary consumables.

Another method of growing the market for consumables is to develop consumables that can be imaged by non-Presstek devices. In addition to expanding the base of our DI® and CTP units, an element of our focus is to reach beyond our proprietary systems and penetrate the installed base of CTP devices in all market segments with our chemistry-free and process-free offerings. The first step in executing this strategy was the launch of our Aurora chemistry-free printing plate designed to be used with CTP units manufactured by thermal CTP market leaders, such as Screen and Kodak. We continue to work with other CTP manufacturers to qualify our consumables on their systems. We believe this shift in strategy fundamentally enhances our ability to expand and control our business.

Since 2007, management has been taking steps to improve the Company’s cost structure and strengthen its balance sheet in order to enable Presstek to increase profitability on improved revenue growth when economic conditions in the United States and elsewhere recover. Our improved level of profitability and balance sheet improvements to date are, in large part, the result of our Business Improvement Plan (the “BIP”) as described in more detail below, as well as our review and strengthening of inventory and accounts receivable.

2008 Highlights

In fiscal 2008, deteriorating worldwide economic conditions caused significant volatility in many markets which adversely impacted our business. Overall commercial print industry volume is down as companies have cut back on general advertising and promotional materials, and uncertainty regarding the economy and tightening credit markets have led to delays in capital purchase decisions. As a result of this volatility, as well as continuing erosion due to technological changes in our traditional product business, revenues in fiscal 2008 of $193.3 million were down $53.3 million, or 21.6%, compared to the prior year.

The BIP plan resulted in significant reductions in costs, improved operating efficiencies, greater cash flow, and helped reduce debt levels. The cost benefits from this plan, as discussed below, have been very important in returning the Company to profitability in fiscal 2008 despite the challenging economic headwinds. Additional cost reduction actions, however, were implemented during the latter part of fiscal 2008 as the Company aggressively addressed current and expected future economic conditions.

Management Objectives

Our vision is to provide high quality, fully integrated digital solutions and services that enable us to form an all-encompassing relationship with our customers. Our business strategy is to offer innovative digital imaging and plate technologies that address the opportunities of today and tomorrow in the graphic arts and commercial printing markets across the globe.

This strategy includes several imperatives: (1) focus on the growth of our consumables product line; (2) emphasize attractive market segments such as larger print providers; (3)focus on growing existing segments such as print shops with less than 20 employees, (4) enable customers to better compete by offering a more diverse range of products; (5) continue to expand solutions that meet the growth in demand for short-run, fast turnaround high-quality color printing; and (6) provide environmentally responsible solutions through our application of technology.

Business Improvement Plan

In the fourth quarter of fiscal 2007, we announced the BIP. The plan involves virtually every aspect of the business and includes pricing actions, improved manufacturing efficiencies, increased utilization of field service resources, right-sizing of operating expenses, and cash flow improvements driven by working capital reductions and the sale of selected real estate assets.

The BIP plan, as well as additional cost actions implemented during the fourth quarter of fiscal 2008, accounted for a majority of the $2.1 million of restructuring charges recorded during fiscal 2008. Since the second quarter of fiscal 2007, headcount has been reduced by 16.3%, leased facilities have been consolidated; operating expenses, excluding special charges, have been reduced from $21.5 million in the second quarter of fiscal 2007 to $16.4 million in the fourth quarter of fiscal 2008, a decline of 23.6%; working capital has decreased from $39.8 million at June 30, 2007 to $35.2 million at January 3, 2009; short term debt decreased by 41% ($11.5 million) ; and in the third quarter of fiscal 2008 the Company completed the sale of real estate located in Tucson, AZ for $8.75 million, of which the net proceeds were used to pay down debt. The sale of this property included a leaseback of a portion of the facility for the Lasertel operations.

Internal Review

Beginning in the third quarter of fiscal 2007, we commenced a self-initiated internal review of certain practices and procedures surrounding inventory, accounts receivable and commercial receivable terms. We conducted a worldwide review of accounts receivable; conducted a worldwide physical inventory to assess the existence and valuation of inventory; and reviewed revenue practices surrounding the commercial terms granted in certain transactions, resulting in an enhanced revenue recognition policy. The culmination of these actions resulted in increased professional fees during the latter part of fiscal 2007 and a negative impact to revenue in the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008 largely due to the disruption in our European operations related to the business reviews, as well as tightened commercial receivable terms.

General

We operate and report on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the consolidated financial statements include the financial reports for the 53-week fiscal year ended January 3, 2009, which we refer to as “fiscal 2008”, the 52-week fiscal year ended December 29, 2007, which we refer to as “fiscal 2007” and the 52-week fiscal year ended December 30, 2006, which we refer to as “fiscal 2006”.

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

The discussion of results of operations at the consolidated level is presented below.

Result of Operation

Results of operations in dollars and as a percentage of revenue were as follows (in thousands of dollars):

	Fiscal year ended
	January 3, 2009		December 29, 2007		December 30, 2006
		% of revenue		% of revenue		% of revenue
Revenue
Product	$158,743	82.1	$207,605	84.2	$213,966	82.6
Service and parts	34,509	17.9	38,968	15.8	44,970	17.4
Total revenue	193,252	100.0	246,573	100.0	258,936	100.0

Cost of revenue
Product	99,088	51.2	145,724	59.1	149,333	57.7
Service and parts	25,423	13.2	31,622	12.8	32,466	12.5
Total cost of revenue	124,511	64.4	177,346	71.9	181,799	70.2

Gross profit	68,741	35.6	69,227	28.1	77,137	29.8

Operating expenses
Research and development	5,144	2.6	4,969	2.0	5,320	2.1
Sales, marketing and customer support	29,937	15.5	39,194	15.9	39,451	15.2
General and administrative	25,496	13.2	33,172	13.4	18,879	7.3
Amortization of intangible assets	1,084	0.6	2,168	0.9	2,697	1.0
Restructuring and other charges	2,108	1.1	2,714	1.1	5,481	2.1
Total operating expenses	63,769	33.0	82,217	33.3	71,828	27.7

Operating income (loss)	4,972	2.6	(12,990)	(5.3)	5,309	2.1
Interest and other income (expense), net	938	0.5	(1,254)	(0.5)	(984)	(0.4)
Income (loss) from continuing operations before income taxes	5,910	3.1	(14,244)	(5.8)	4,325	1.7
Provision (benefit) for income taxes	2,780	1.4	(3,889)	(1.6)	(9,891)	(3.8)

Income (loss) from continuing operations	3,130	1.6	(10,355)	(4.2)	14,216	5.5
Loss from discontinued operations, net of income taxes	(2,606)	(1.3)	(1,849)	(0.7)	(4,472)	(1.7)

Net income (loss)	$524	0.3	$(12,204)	(4.9)	$9,744	3.8

Fiscal 2008 Compared to Fiscal 2007

Revenue

Consolidated revenues were $193.3 million in fiscal 2008, a decrease of $53.3 million, or 21.6%, from $246.6 million in fiscal 2007, due in large part to deterioration in the global economy, as well as the continuing decline in our traditional lines of business. Specifically, sales of Presstek’s “growth” portfolio of products, defined as 34DI® and 52DI® digital offset solutions and the Presstek family of chemistry free CTP solutions, decreased $24.3 million, or 20.3%, from $119.8 million in fiscal 2007 to $95.5 million in fiscal 2008. The global economic issues have heavily impacted the sale of capital equipment, particularly the smaller size printers. It has also resulted in lower volumes of printed materials, and thus impacted consumable and service revenues. Sales of Presstek branded DI® plates increased by $0.9 million, or 5%, during 2008, as the number of DI® installations continues to grow.

Equipment revenues were $52.7 million in fiscal 2008 compared to $87.7 million in fiscal 2007, a decrease of $35.0 million, or 39.9%, resulting primarily from the impact of the global economic downturn. In addition, European sales were negatively impacted in the first quarter of fiscal 2008 due to a disruption in operations related to the company’s business reviews conducted in the fourth quarter of fiscal 2007. Revenues from the sale of DI® equipment in fiscal 2008 of $42.0 million reflect a decrease of $22.0 million, or 34.4%, compared to 2007. Unit sales of DI® presses declined from 177 in fiscal 2007 to 126 in fiscal 2008. Sales of our remaining growth portfolio of equipment, Presstek’s CTP platesetters and Vector TX52 machines, declined from $13.1 million in fiscal 2007 to $9.2 million in fiscal 2008. Equipment sales of our “traditional” line of products, defined as QMDI® presses, polyester CTP platesetters, and conventional equipment, were all lower in fiscal 2008 compared to 2007 due primarily to the ongoing transition of our customer base to more modern digital technologies. As a percentage of total equipment revenue, net sales of growth portfolio products increased from 82.5% of revenue in fiscal 2007 to 88.9% of revenue in fiscal 2008.

Consumable product revenues decreased from $119.9 million in fiscal 2007 to $106.0 million in fiscal 2008, a reduction of $13.9 million, or 11.6%. The decrease in revenues resulted primarily from the anticipated decline in Presstek’s “traditional portfolio” of product, defined as QMDI® plates, other DI® plates, polyester plates, and conventional consumables, and was consistent with industry trends. Sales of traditional plates declined from $47.2 million in fiscal 2007 to $38.9 million in fiscal 2008, a decrease of 17.6%. Sales of conventional consumables declined from $35.2 million in fiscal 2007 to $30.2 million in fiscal 2008. Presstek’s “growth portfolio” of consumables, defined as 52DI, 34DI, and chemistry-free CTP plates, declined slightly (from $37.5 million in fiscal 2007 to $37.0 million in fiscal 2008) due to lower print volumes related to the economic slowdown. Sales of 52DI® plates, however, increased 84% from $1.6 million in fiscal 2007 to $2.9 million in fiscal 2008.

Service and parts revenues declined from $39.0 million in fiscal 2007 to $34.5 million in fiscal 2008, a decrease of 11.4%. Lower revenues resulted primarily from the anticipated shift away from our less profitable legacy service base which, in the short term, is declining faster than our digital service business is accelerating. In addition, lower print volume, as mentioned above, also had a negative impact on service revenue.

Cost of Revenue

Consolidated cost of revenue was $124.6 million in fiscal 2008, a decrease of $52.7 million, or 29.7%, compared to fiscal 2007.

Cost of product, consisting of costs of material, labor and overhead, shipping and handling costs and warranty expenses, was $99.2 million in fiscal 2008 compared to $145.7 million in fiscal 2007. In fiscal 2007, the Company recorded $6.0 million of charges consisting primarily of $2.3 million for the write-off of excess and obsolete inventory, $2.5 million of inventory write-downs related to the Vector TX52, $0.6 million of warranty-related expenses, and $0.6 million of other adjustments. Lower cost of sales was primarily due to reduced sales volume, benefits resulting from our BIP including manufacturing productivity improvements, procurement savings, and rationalization of our service business, the impact of favorable product mix and lower freight costs.

Cost of service in fiscal 2007, was $31.6 million, including a $1.1 million write down of field service parts inventory, compared to $25.4 million in fiscal 2008. These amounts represent the costs of spare parts, labor and overhead associated with the ongoing service of products. Service costs in fiscal 2008 were favorably impacted by the improved utilization of the field service organization in North America, as well as improved controls over the field service parts inventory. These actions were the result of our BIP which included a realignment of our service organization with a declining analog revenue base.

Gross Profit

Consolidated gross profit as a percentage of total revenue was 35.5% in fiscal 2008 compared to 28.1% in fiscal 2007. The year over year improvement is driven by several factors, including favorable product mix, benefits from the BIP, the improvement of numerous operating disciplines which negatively impacted our 2007 results (ex. excess and obsolete inventory, field service parts inventory charges) and the absence in fiscal 2008 of significant warranty charges recorded during 2007 related to product portfolio changes.

Gross profit as a percentage of product revenue was 37.5% in fiscal 2008 compared to 29.8% in fiscal 2007. This improvement reflects the benefits described in the previous paragraph. 2008 margins were also favorably impacted by a higher mix of DI® revenues, which are predominately higher margin products than our CTP and traditional lines of business, as well as improved production efficiencies in our plate manufacturing.

Gross profit as a percentage of service revenue was 26.3% in fiscal 2008 compared to 18.9% in fiscal 2007. Service margins in 2007 were negatively impacted by charges for losses on field service parts inventory of $1.1 million. Higher service margins in fiscal 2008 also reflect the impact of cost savings resulting from our BIP.

Research and Development

Research and development expenses consist primarily of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment, consumables and laser diode development efforts.

Research and development expenses of $5.1 million in fiscal 2008 were essentially unchanged from $5.0 million in the prior year period.

Sales, Marketing and Customer Support

Sales, marketing and customer support expenses consist primarily of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs associated with sales, marketing and customer support activities.

Consolidated sales, marketing and customer support expenses were $29.9 million in fiscal 2008 compared to $39.2 million in fiscal 2007, a decrease of $9.3 million, or 23.6%. Lower expenses in fiscal 2008 were due primarily to the favorable impact of our BIP, lower advertising costs, and lower commission expense resulting from lower sales volume.

General and Administrative

Consolidated general and administrative expenses consist primarily of payroll and related expenses for personnel and contracted professional services necessary to conduct our finance, information systems, legal, human resources and administrative activities. General and Administrative costs also include stock based compensation expenses, as well as bad debt reserves.

General and administrative expenses were $25.4 million in fiscal 2008 compared to $33.2 million in the comparable prior year period, a decrease of $7.8 million, or 23.6%. The decrease resulted from lower litigation costs and legal fees of $2.8 million and  $0.7 million of lower stock compensation related to stock option grants to officers, directors and employees. In addition, 2007 included a one-time $1.5 million restricted stock grant to our CEO and $2.1 million of audit  and accounting costs related to an extensive worldwide review of inventory and receivables, as well as certain European business processes and revenue recognition practices.  This was partially offset by additional bad debt expense incurred in fiscal 2008 resulting from the impact of worsening global economic conditions.

Amortization of Intangible Assets

Amortization expense of $1.1 million in fiscal 2008 declined from $2.2 million in the comparable prior year period. These expenses relate to intangible assets recorded in connection with the Company’s 2004 acquisition of assets of the A.B. Dick Company, patents and other purchased intangible assets. The year over year decline in amortization resulted primarily from the A.B. Dick name and A.B. Dick patents, which became fully amortized during the third quarter of fiscal 2007.

Restructuring and Other Charges

Consolidated restructuring and other charges of $2.1 million in fiscal 2008 decreased from $2.7 million in fiscal 2007. Expenses incurred in fiscal 2008 include restructuring costs related to the implementation of our BIP, severance and separation expenses of employment contracts of former executives and other employees, and costs related to the transfer of certain corporate functions from the Hudson, NH facility to the Greenwich, CT facility. Expenses incurred in fiscal 2007 include restructuring costs related to the implementation of our BIP, and cost of severance and separation expenses for employment contracts of former executives.

Interest and Other Income (Expense), Net

Consolidated net interest and other income in fiscal 2008 was $0.9 million compared to expense of $1.3 million in the comparable prior year period. The year over year improvement was due primarily to a $1.2 million reduction in interest expense resulting from lower debt levels, and increased foreign currency transaction gains of $0.9 million.

Provision (Benefit) for Income Taxes

Our effective tax rate was 47.0% in fiscal 2008 and 27.3% in fiscal 2007. The variance from the federal statutory rate for fiscal 2008 was primarily due to an increase in the valuation allowance provided against our net deferred tax assets in the United States.

Fiscal 2007 Compared to Fiscal 2006

Revenue

Consolidated revenues were $246.6 million in fiscal 2007, a decrease of $12.4 million, or 4.8%, from $258.9 million in 2006. Equipment revenues reflected a decrease of $3.1 million, or 3.5%, compared to 2006, as strong sales of 52DI® presses were not enough to offset significant declines in our analog and CTP product lines, particularly lower sales of DPM machines. Consumables revenues declined by $3.2 million, or 2.6%, due primarily to lower sales of QMDI® plates. Revenues in our service business were lower by $6.0 million, or 13.3%, in fiscal 2007 due to lower contract service revenues resulting from the transition of our customer base from analog to digital solutions. Overall, sales of Presstek’s “growth” portfolio of products, defined as 34DI® and 52DI® digital offset solutions, and the Presstek family of chemistry free CTP solutions, increased $16.7 million, or 16.2%, from $103.1 million in 2006 to $119.8 million in fiscal 2007.

Equipment revenues were $87.7 million in fiscal 2007 compared to $90.8 million in 2006, a decrease of $3.1 million, or 3.5%. Gross sales of Presstek’s growth portfolio of equipment increased to $77.1 million in fiscal 2007 from $69.3 million in 2006. Revenues from the sale of DI® equipment in fiscal 2007 of $64.0 million reflects an increase of $10.0 million, or 18.4%, compared to 2006 due to strong marketplace demand for the 52DI® press, which was first introduced in the third quarter of fiscal 2006. Total unit sales of the 52DI® press reached 59 in fiscal 2007, and 52DI® revenues as a percentage of total DI® press revenue increased from 10.0% in fiscal 2006 to 44.1% in fiscal 2007. Sales of our remaining growth portfolio of equipment, Presstek’s CTP platesetters and Vector TX52 machines, declined from $15.3 million in fiscal 2006 to $13.1 million in fiscal 2007, a decrease of 14.2%, due in part to the company’s continued emphasis on marketing higher margin DI® presses, as well as a large decline in the sale of DPM machines consistent with industry trends. In addition, unit sales of the Vector TX52 were negatively impacted early in fiscal 2007 from the carry-over impact of quality issues experienced during the second half of fiscal 2006. These issues have since been successfully resolved. Equipment sales of our “traditional” line of products, defined as QMDI® presses, polyester CTP platesetters, and conventional equipment, were all lower in fiscal 2007 compared to 2006 due to the ongoing transition of our customer base from analog to digital technologies. Gross revenues from our traditional equipment products decreased from $25.8 million in 2006 to $16.2 million in fiscal 2007, a decline of 37.2%. As a percentage of total equipment revenue within the Presstek segment, net sales of growth portfolio products increased from 73.0% of revenue in 2006 to 82.6% of revenue in fiscal 2007.

Consumables product revenues decreased from $123.1 million in 2006 to $119.9 million in fiscal 2007, a reduction of $3.2 million, or 2.6%. The decline in revenues resulted from the anticipated slowdown of certain products in Presstek’s traditional line, including QMDI® plates and conventional consumables, and was consistent with industry trends. QMDI® plates declined from $24.6 million in 2006 to $19.5 million in fiscal 2007, a decrease of 20.5%. Sales of conventional consumables declined from $40.6 million in fiscal 2006 to $35.1 million in the comparable 2007 period. Partially offsetting this decline were sales of Presstek’s “growth portfolio” of consumables, defined as 52DI, 34DI, and chemistry-free CTP plates, which grew from $30.4 million in 2006 to $37.5 million in fiscal 2007, an increase of $7.1 million, or 23.5%.

Service and parts revenues declined from $45.0 million in 2006 to $39.0 million in fiscal 2007, a decrease of 13.3%. Lower revenues resulted primarily from the anticipated shift away from our less profitable legacy service contract base which, in the short term, is declining faster than our digital service business is accelerating.

Cost of Revenue

Consolidated cost of revenue was $177.3 million in fiscal 2007, a decrease of $4.5 million, or 2.5%, compared to fiscal 2006. Product cost of revenue in fiscal 2007 includes $5.4 million of charges related to excess and obsolete inventory, warranty, and accrued purchase commitments related to product portfolio changes, planned changes for the Vector TX52 product line, physical inventory results, and other adjustments. Service and parts cost of revenue in fiscal 2007 includes a charge of $1.1 million related to write-downs of field service parts inventory.

Cost of product was $145.7 million in fiscal 2007 compared to $149.3 million in the same prior year period. In fiscal 2007, the Company recorded inventory-related charges of $4.9 million, consisting of $2.3 million for the write-off of excess and obsolete inventory, $2.5 million of inventory write-downs related to the Vector TX52, $0.6 million of warranty-related expenses, and other adjustments. Offsetting these costs were lower costs related to favorable equipment product mix, production efficiencies in our plate manufacturing processes, and lower freight costs.

Cost of service in fiscal 2007, including the previously discussed $1.1 million write down of field service parts inventory, was $31.6 million compared to $32.5 million same prior year period. These amounts represent the costs of spare parts, labor and overhead associated with the ongoing service of products. Service costs were favorably impacted by the improved utilization of the field service organization in North America, the result of a restructuring plan intended to realign our service organization with a declining analog revenue base.

Gross Profit

Consolidated gross profit as a percentage of total revenue was 28.1% in fiscal 2007 compared to 29.8% in 2006. Gross margins were negatively impacted in fiscal 2007 by excess and obsolete inventory and warranty charges related to product portfolio changes and field service parts inventory changes.

Gross profit as a percentage of product revenue was 29.8% in fiscal 2007 compared to 30.2% in fiscal 2006. Gross margins were negatively impacted in fiscal 2007 by excess and obsolete inventory and warranty charges related principally to product portfolio changes and field service parts inventory changes. Offsetting this somewhat was the favorable impact of a higher mix of DI® revenues, which are predominately higher margin products than our CTP and traditional lines of business, as well as improved production efficiencies in our plate manufacturing.

Gross profit as a percentage of service revenue was 18.9% in fiscal 2007 compared to 27.8% in 2006. Service margins in fiscal 2007 were negatively impacted by charges for losses on field service parts inventory of $1.1 million. Lower service margins also reflect the declining analog contract revenue base, which more than offset cost savings resulting from reductions in field service personnel.

Research and Development

Research and development expenses consist primarily of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment and consumables development efforts.

Research and development expenses were $5.0 million in fiscal 2007 compared to $5.3 million in 2006. The decrease was due to lower payroll related expenses resulting from turnover of personnel.

Sales, Marketing and Customer Support

Sales, marketing and customer support expenses consist primarily of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs associated with sales, marketing and customer support activities.

Sales, marketing and customer support expenses of $39.2 million in fiscal 2007 decreased $0.3 million from the comparable prior year period due primarily to lower payroll, commission, and travel and entertainment expenses, offset somewhat by increased marketing costs in Europe necessary to support planned growth.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for personnel and contracted professional services necessary to conduct our finance, information systems, legal, human resources and administrative activities.  General and Administrative costs also include stock based compensation expenses, as well as bad debt reserves.

General and administrative expenses were $33.2 million in fiscal 2007 compared to $18.9 million in 2006. General and administrative expense increases were primarily the result of higher patent defense and litigation activities of $4.6 million; increased bad debt expense of $2.0 million and increased professional fees of $3.4 million related primarily to various detailed financial reviews conducted during the year. General and administrative expenses in fiscal 2007 also include an increase of $2.1 million in stock compensation related to stock option grants to officers, directors and employees compared to the same period in fiscal 2006, as well as a $1.5 million increase in expense related to restricted stock compensation granted to our CEO.

Amortization of Intangible Assets

Amortization expense of $2.2 million in fiscal 2007 declined from $2.7 million in the comparable prior year period. These expenses relate to intangible assets recorded in connection with the Company’s 2004 acquisition of the business of the A.B. Dick Company, patents and other purchased intangible assets.

Restructuring and Other Charges

Consolidated restructuring and other charges of $2.7 million in fiscal 2007 decreased from $5.5 million in 2006. 2007 restructuring expenses represent the cost of severance and separation expenses for employment contracts of former executives, as well as costs related to implementation of the BIP. The BIP costs include the consolidation of the Canadian back-office operations and certain Des Plaines, IL activities into the Hudson, NH operations, and include restructuring costs relating to severance, operating lease run-out and inventory consolidation.

In fiscal 2006, the Company recognized restructuring and other charges of $5.5 million. These charges included $2.3 million related to impairment of intangible assets associated with patent defense costs on the Creo/Kodak litigation matter, $2.8 million related to impairment of goodwill resulting from SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”) valuation adjustments of long lived assets at Precision as a result of the decision to discontinue its newspaper analog business, $0.5 million for merger-related costs primarily related to additional professional fees, and $0.3 million related to the impairment of other assets. In addition, approximately $0.4 million of previously established accruals at the Presstek segment were recognized in income in fiscal 2006 due principally to changes in the scope of previously announced severance programs.

Interest and Other Income (Expense), Net

Consolidated net interest and other expense in fiscal 2007 was ($1.3) million compared to ($1.0) million in the comparable prior year period. Increased expense in fiscal 2007 was due primarily to higher interest expense resulting from higher balances on our revolving credit facility, as well as higher interest rates. Offsetting this somewhat were gains on foreign currency translation.

Provision (Benefit) for Income Taxes

Our effective tax rate was 27.3% in fiscal 2007 and (228.6%) in fiscal 2006.  The variance from the federal statutory rate for fiscal 2006 was primarily due to the reversal of valuation allowance provided against our net deferred tax assets in the U.S.

In fiscal 2006, in accordance with SFAS No. 109, “Accounting for Income Taxes”, (“FAS 109”), the Company recognized through its tax provision a $11.2 million deferred tax benefit from the reversal of the previously recorded valuation allowance established on its U.S. federal, state and local deferred tax assets, except for that portion where the evidence does not yet support a reversal.  To support the determination that is more likely than not that the Company’s deferred tax assets will be realized in the future, FAS 109 requires that the Company consider all available positive and negative evidence.  Based on a detailed analysis, the Company concluded that evidence exists to support the U.S. valuation allowance reversal as of December 30, 2006.

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

Precision

During December 2006, the Company terminated production in South Hadley, MA of Precision-branded analog plates used in newspaper applications.

Results of operations of the discontinued analog newspaper business of Precision consist of the following (in thousands, except per-share data):

	January 3, 2009	December 29, 2007	December 30, 2006
Revenue	$--	$196	$10,816
Income (Loss) before income taxes	93	(108)	(2,267)
Provision (benefit) for income taxes	--	(54)	(771)
Income (Loss) from discontinued operations	93	(54)	(1,496)
Loss from disposal of discontinued operations, net of tax benefit of $915 for the year ended December 30, 2006	--	--	(1,777)
Net Income (Loss) from discontinued operations	$93	$(54)	$(3,273)
Loss per diluted share	$(0.00)	$(0.00)	$(0.09)

As of December 30, 2006, and in accordance with SFAS 144 and SFAS 142, the Company reviewed the potential impairment of long-lived assets associated with the analog newspaper business and goodwill of the Precision reporting unit and determined that impairment charges aggregating $4.0 million were required. Of this amount $2.8 million relates to the impairment of goodwill, $0.3 million relates to the acceleration of depreciation on fixed assets abandoned, $0.6 million relates to the acceleration of amortization on certain intangible assets and $0.3 million relates to the adjustment of inventory on hand to the lower of cost or market. Impairment charges of the reporting unit goodwill resulting from the abandonment of the analog newspaper business are reflected within restructuring and other charges of continuing operations, and the remaining charges included in the loss from discontinued operations for fiscal 2006. There have been no further impairment charges incurred during fiscal years 2008 and 2007 relating to this matter.

Lasertel

On September 24, 2008, the Board of Directors approved a plan to market the Lasertel subsidiary for sale as the Lasertel business is not a core focus for the Presstek graphics business. Although Lasertel is a supplier of diodes for the Company, it has grown its presence in the external market, and management believes that Lasertel would be in a better position to realize its full potential in conjunction with other companies or investors who can focus resources on the external market. The process of identifying and working with interested potential buyers of Lasertel is well underway. The disposal of this asset group is currently anticipated to be a stock sale with a Section 338 election and to occur within a one year period. As such, the Company has presented the results of operations of this subsidiary within discontinued operations, and classified the assets as “Assets of discontinued operations” and liabilities as “Liabilities of discontinued operations”. The Lasertel business will continue to operate as it previously operated, including its marketing and new business/product development activities. Presstek has no intentions to shut down the business.

Results of operations of the discontinued business of Lasertel consist of the following (in thousands, except per-share data):

	January 3, 2009	December 29, 2007	December 30, 2006
Revenue	$8,686	$8,270	$6,758
Loss before income taxes	(4,336)	(2,924)	(1,951)
Provision (benefit) for income taxes	(1,637)	(1,129)	(752)
Net loss from discontinued operations	$(2,699)	$(1,795)	$(1,199)
Loss per diluted share	$(0.08)	$(0.05)	$(0.03)

Liquidity and Capital Resources

We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings. At January 3, 2009, we had $4.7 million of cash and cash equivalents and $35.2 million of working capital, compared to $12.6 million of cash and cash equivalents and $35.3 million of working capital at December 29, 2007.

Continuing Operations

Our operating activities provided $15.2 million of cash in fiscal 2008. Cash provided by operating activities came from net income from continuing operations of $3.1 million; $12.7 million of adjustments to net income from continuing operations including non-cash depreciation, amortization, restructuring, provisions for warranty costs and accounts receivable allowances, stock compensation expense, deferred income taxes, and losses on the disposal of assets; and $0.5 million of other movements. Although a decrease in accounts receivable of $8.6 million plus a decrease in inventories of $7.0 million provided $15.6 million benefit to cash flow, this was more than offset by a decrease of $11.5 million in accrued expenses and a decrease of $5.3 million in accounts payable. The decrease in accounts receivable and inventory reflects the lower revenue in fiscal 2008 compared to 2007 as well as our continued focus on cash management. Accrued expenses decreased primarily due to a reduction in accounting fees and settlement of legal claims.

We used $1.9 million of net cash for investing activities during 2008, comprised of $1.8 million of additions to property, plant and equipment and $0.1 million of investments in patents and other intangible assets. Our additions to property, plant and equipment primarily relate to production equipment and investments in our infrastructure.

We used $18.7 million in our financing activities, comprised of $7.6 million related to payments made under our current line of credit and $11.4 million related to payments on our current Term Loan and capital lease. These amounts were offset by cash received from the exercise of stock options and purchase of common stock under our employee stock purchase program aggregating $0.3 million.

Discontinued Operations

Operating activities of discontinued operations used $3.5 million in cash in fiscal 2008. Cash provided by operating activities came from net income, after adjustments for non-cash depreciation, amortization, provisions for warranty, costs and accounts receivable allowances. In addition, cash used in operating activities consisted of $0.1 million relating to the increase in accounts receivable, $0.4 million relating to the increase in inventory, $0.1 million decrease in other current assets, $0.4 million decrease in accounts payable and a $0.1 million decrease in deferred revenue and $0.2 million decrease in accrued expenses.

Investing activities of discontinued operations provided $7.2 million made up of $7.9 million of net cash proceeds provided through the sale of property and $0.7 of cash used for additions of fixed assets.

Sale-Leaseback

On July 14, 2008, the Company completed a sale-leaseback transaction of its property located in Tucson, AZ (the “Property”). The Company sold the Property to an independent third party for approximately $8.75 million, or $8.4 million net of expenses incurred in connection with the sale, resulting in a gain of approximately $4.6 million. Concurrent with the sale, the Company entered in to an agreement to lease a portion of the property back from the purchaser for a term of 10 years. The lease, which management deemed to be an operating lease, has approximately $5.8 million in future minimum lease payments. The gain associated with the transaction was deferred at the inception of the arrangement and is expected to be amortized ratably over the lease term.

Liquidity

Our current senior secured credit facilities (the “Facilities”), include a $35.0 million five year secured term loan (the “Term Loan”), and a $45.0 million five year secured revolving line of credit (the “Revolver”). At January 3, 2009, the outstanding balance on the revolver was $12.4 million and we had $1.3 million outstanding under letters of credit, thereby reducing the amount available under the Revolver to $31.3 million. At January 3, 2009 and December 29, 2007, the interest rates on the outstanding balance of the Revolver were 2.69% and 7.5%, respectively. Prior to an amendment to the Facilities in the third quarter of fiscal 2008, principal payments on the Term Loan were payable in consecutive quarterly installments of $1.75 million, with a final settlement of all remaining principal and unpaid interest on November 4, 2009. In the third quarter of fiscal 2008, the Company used the net proceeds of the sale of its Arizona property to pay down the principal balance of the Term Loan and entered into an amendment to the Facilities dated July 29, 2008 which amended the payment schedule of the Term Loan to reduce the required quarterly installments of principal to $810,000, payable in January, March, June, and September of 2009, with no installment due in September of 2008 and a final installment of all remaining principal (approximately $834,000) due on November 4, 2009.

The Facilities were used to partially finance the A.B. Dick Acquisition, and are available for working capital requirements, capital expenditures, acquisitions, and general corporate purposes. Borrowings under the Facilities bear interest at either (i) the London InterBank Offered Rate, or LIBOR, plus applicable margins or (ii) the Prime Rate, as defined in the agreement, plus applicable margins. The applicable margins range from 1.25% to 4.0% for LIBOR, or up to 1.75% for the Prime Rate, based on certain financial performance. At January 3, 2009 and December 29, 2007, the effective interest rates on the Term Loan were 1.30% and 7.5%, respectively.

Under the terms of the Revolver and Term Loan, we are required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA, a non-generally accepted accounting principles in the United States measurement that is defined in the Facilities as earnings before interest, taxes, depreciation, amortization and restructuring and other charges (credits), and minimum fixed charge coverage covenants. At January 3, 2009, we were in compliance with all financial covenants.

The Company entered into interest rate swap agreements with its lenders in October 2003, which were intended to protect the Company’s long-term debt against fluctuations in LIBOR rates. Under the interest rate swaps LIBOR was set at a minimum of 1.15% and a maximum of 4.25%. Because the interest rate swap agreement did not qualify as a hedge for accounting purposes under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and related amendments, including SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the Company recorded an increase to the expense of $7,550, in fiscal 2008 and a reduction to expense of $22,500 and $40,000 in fiscal 2007 and fiscal 2006, respectively, to mark these interest rate swap agreements to market. The swap agreements expired in October 2008.

As of January 3, 2009, our Revolver and the Term Loan had outstanding balances of $12.4M and $4.1 M, respectively. These credit facilities will expire in November 2009.  The Company is currently evaluating its financing options, and fully intends to have a new revolving line of credit in place by November 2009 to be used for working capital and other operating purposes. In the event that we are unable to have a new revolving line of credit in place by November 2009, we expect to be able to pay off our existing Revolver and Term Loan through a combination of the $4.7 million in cash at January 3, 2009, $1.2 million in cash received in January from our settlement with Continental Casualty Company, net cash generated from operations, and if needed, cash received from other sources. Other sources could include cash received from the sale of our Lasertel business, financing from new asset based lending agreements, and the sale-leaseback of currently owned property.

We believe that existing funds, cash flows from operations, and cash available from other sources as discussed above will be sufficient to satisfy cash requirements through at least the next 12 months. However, any inability to obtain adequate financing from debt and equity sources could force us to self-fund capital expenditures and strategic initiatives, forgo certain opportunities, or possibly discontinue certain of our operations.  Similarly, we cannot be assured that such financing, as needed, would be available on acceptable terms.

Contractual Obligations

Our contractual obligations at January 3, 2009 consist of the following (in thousands):

		Payments due by period
	Total	Less than one year	One to three years	Three to five years	Five or more years

Senior Secured Credit Facilities	$16,489	$16,489	$--	$--	$--
Purchase Commitments	6,228	4,137	2,091	--	--
Royalty obligation	5,104	766	1,488	1,161	1,689
Operating leases	12,307	2,684	3,982	2,780	2,861

Total contractual obligations	$40,128	$24,076	$7,561	$3,941	$4,550

In fiscal 2000, we entered into an agreement with Fuji, whereby minimum royalty payments to Fuji are required based on specified sales volumes of our A3 format size four-color sheet-fed press. The agreement provides for total royalty payments to be no less than $6 million and not greater than $14 million over the life of the agreement. As of January 3, 2009, the Company had paid Fuji $8.9 million related to this agreement.

From time to time we have engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party. In certain situations, we may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, we may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, we would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). The maximum contingent obligation under these shortfall payment arrangements is estimated to be $1.9 million at January 3, 2009.

Effect of Inflation

Inflation has not had a material impact on our financial conditions or results of operations, although this risk is discussed under Item 1 of this Form 10-K.

Net Operating Loss Carryforwards

At January 3, 2009, we had net operating loss carryforwards for tax purposes totaling $77.5 million, of which $61.5 million resulted from stock option compensation deductions for U.S. federal tax purposes and $16.0 million resulted from operating losses. To the extent that net operating losses resulting from stock option compensation deductions result in reduction of current taxes payable, the benefit will be credited directly to additional paid-in capital. The Company’s ability to utilize its net operating loss and credit carryforwards may be limited in the future if the Company experiences an ownership change, as defined by the Internal Revenue Code. An ownership change occurs when the ownership percentage of 5% or greater of stockholders changes by more than 50% over a three year period.

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

Revenue Recognition

The Company recognizes revenue principally from the sale of products (equipment, consumables, laser diodes) and services (equipment maintenance contracts, installation, training, support, and spare parts). Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable and collection is reasonably assured. In accordance with Staff Accounting Bulletin (“SAB”) No. 104 Revenue Recognition (“SAB 104”) and Emerging Issues Task Force (“EITF”) Issue 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), when a sales arrangement contains multiple elements, such as equipment and services, revenue is allocated to each element using the residual method.

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

OEMs - Product revenue and any related royalties for products sold to Original Equipment Manufacturers (“OEM”) are recognized at the time of shipment as installation is not required and title and risk of loss generally pass at shipment. OEM contracts do not generally include price protection or product return rights; however, the Company may elect, in certain circumstances, to accept returns of product.

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

Multiple element arrangements

In accordance with SAB 104 and EITF 00-21, when a sales arrangement contains multiple elements, such as equipment, consumables or services, revenue is allocated to each element using the residual method.

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

Goodwill and Intangible Assets

In accordance with the provisions of SFAS 142, goodwill is tested at least annually, on the first business day of the third quarter, for impairment, or more frequently, if indicators of potential impairment arise. The Company’s impairment review is based on a fair value test. The Company uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts may signal that an asset has been impaired. Should the fair value of goodwill, as determined by the Company at any measurement date, fall below its carrying value, a charge for impairment of goodwill will be recorded in the period. The Company conducts ongoing assessments of the valuation of goodwill and determined no goodwill impairment existed during the year ended January 3, 2009. The Company will continue to assess the valuation of goodwill throughout 2009. Depending on market and economic conditions, goodwill impairment could be identified in 2009 which would result in a non-cash impairment charge.

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

The Company amortizes license agreements and loan origination fees over the term of the respective agreement.
The amortizable lives of the Company’s other intangible assets are as follows:

Trade names	2 – 3	years
Customer relationships	2 – 10	years
Software licenses	3	years
Non-compete covenants	5	years

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No.123(R), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method. We recognize the fair value of stock compensation in our consolidated financial statements over the requisite service period, generally on a straight-line basis for time-vested awards. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. Further, we have elected under SFAS 123R to recognize the fair value of awards with pro-rata vesting on a straight-line basis. Previously, we had followed Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which resulted in the accounting for employee share options at their intrinsic value in the consolidated financial statements.

Under SFAS 123R, our stock-based compensation is affected by our stock price as well as valuation assumptions, including the volatility of our stock price, expected term of the option, risk-free interest rate and expected dividends. We utilize the Black-Scholes valuation model for estimating the fair value on the date of grant of employee stock options. We estimate volatility primarily using the historical volatility of Presstek common stock over the expected term. Any changes in these assumptions may materially affect the estimated fair value of the stock-based award.

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

We have accumulated U.S. federal and state income tax NOL carryforwards, research and experimentation tax credit carryforwards and alternative minimum tax credit carryforwards. In the fourth quarter of fiscal 2006, we reversed the valuation allowance on a deferred tax asset on our balance sheet primarily representing NOLs from our U.S. operations. Previously, we had recorded a valuation allowance against deferred tax assets on our balance sheet until it was “more likely than not” that the tax assets related to either our U.S. or international operations would be realized.

We assess our ability to utilize our NOL and tax credit carryforwards in future periods and record any resulting adjustments that may require deferred income tax expense. In addition, we reduce the deferred income tax asset for the benefits of NOL and tax credit carryforwards utilized currently. The future impact on net income may therefore be positive or negative, depending on the net result of such adjustments and charges.

Based upon a review of historical operating performance through 2008, and our expectation that we will generate profits in the U.S. and our international operations in the foreseeable future, we continue to believe it is more likely than not that the U.S. and international deferred tax assets, net of valuation allowance, will be fully realized.

Recently Issued Accounting Standards

In 2009, the Company will adopt the remaining provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”) for non-financial assets. The adoption of these provisions will not have an impact on the Company’s statements of operations or statement of financial position.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations. This statement replaces SFAS 141, Business Combinations, but retains the fundamental requirements of the statement that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  The statement seeks to improve financial reporting by establishing principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase option and c) determines what information to disclose.  This statement is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company will apply the provisions of SFAS 141(R) to any acquisition after January 3, 2009.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB 51. This statement amends Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of SFAS 160 will not impact the Company’s consolidated financial position and results of operations because the Company does not have any noncontrolling interests.

In March 2008, the Financial Accounting Standards Boards (“FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”), which requires enhanced disclosures related to derivative instruments and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and the disclosure requirements will be applicable for the Company’s 2009 consolidated financial statements.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of January 3, 2009, we were not involved in any unconsolidated SPE transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of market risks, including changes in interest rates primarily as a result of our borrowing activities, commodity price risk, and to a lesser extent, our investing activities and foreign currency fluctuations.

Our borrowings are in variable rate instruments, with interest rates tied to either the Prime Rate or the LIBOR. A 100 basis point change in these rates would have an impact of approximately $0.03 million on our annual interest expense, assuming consistent levels of floating rate debt with those held at the end of fiscal 2008.

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

The Company operates foreign subsidiaries in Canada and Europe and is exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. Presstek routinely evaluates whether the foreign exchange risk associated with its foreign currency exposures acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency. The Company has not hedged the net assets or net income of its foreign subsidiaries. In addition, certain key customers and strategic partners are not located in the United States. As a result, these parties may be subject to fluctuations in foreign exchange rates. If their home country currency were to decrease in value relative to the U.S. dollar, their ability to purchase and market our products could be adversely affected and our products may become less competitive to them. This may have an adverse impact on our business. Likewise, certain major suppliers are not located in the United States and thus, such suppliers are subject to foreign exchange rate risks in transactions with us. Decreases in the value of their home country currency, versus that of the U.S. dollar, could cause fluctuations in supply pricing which could have an adverse effect on our business.

PART II

Item 8. Financial Statements and Supplementary Data.

Page

Report of Independent Registered Public Accounting Firm	53
Consolidated Balance Sheets as of January 3, 2009 and December 29, 2007	54
Consolidated Statements of Operations for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006	55
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006	56
Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006	57
Notes to Consolidated Financial Statements	58

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Presstek, Inc.:

We have audited the accompanying consolidated balance sheets as of January 3, 2009 and December 29, 2007 of Presstek, Inc. and subsidiaries (the Company) and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended January 3, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 3, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 24, 2009 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
March 24, 2009

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 3,	December 29,
	2009	2007

ASSETS
Current assets
Cash and cash equivalents	$4,738	$12,558
Accounts receivable, net	30,757	41,094
Inventories	37,607	45,010
Assets of discontinued operations	13,332	16,689
Deferred income taxes	7,066	6,740
Other current assets	4,095	4,594
Total current assets	97,595	126,685

Property, plant and equipment, net	25,530	29,049
Intangible assets, net	4,174	5,209
Goodwill	19,114	19,891
Deferred income taxes	10,494	11,124
Other noncurrent assets	606	869

Total assets	$157,513	$192,827

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligation	$4,074	$7,035
Line of credit	12,415	20,000
Accounts payable	12,031	17,312
Accrued expenses	13,244	23,212
Deferred revenue	7,300	7,100
Liabilities of discontinued operations	5,748	2,776
Total current liabilities	54,812	77,435

Long-term debt and capital lease obligation, less current portion	-	8,500
Other long-term liabilities	170	-

Total liabilities	54,982	85,935

Commitments and contingencies (See Note 19)

Stockholders' equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized, 36,637,181 and
36,565,474 shares issued and outstanding at January 3, 2009 and
December 29, 2007, respectively	366	366
Additional paid-in capital	117,985	115,884
Accumulated other comprehensive income (loss)	(5,954)	1,032
Accumulated deficit	(9,866)	(10,390)
Total stockholders' equity	102,531	106,892

Total liabilities and stockholders' equity	$157,513	$192,827

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)

	Fiscal year ended
	January 3,	December 29,	December 30,
	2009	2007	2006

Revenue
Product	$158,743	$207,605	$213,966
Service and parts	34,509	38,968	44,970
Total revenue	193,252	246,573	258,936

Cost of revenue
Product	99,088	145,724	149,333
Service and parts	25,423	31,622	32,466
Total cost of revenue	124,511	177,346	181,799

Gross profit	68,741	69,227	77,137

Operating expenses
Research and development	5,144	4,969	5,320
Sales, marketing and customer support	29,937	39,194	39,451
General and administrative	25,496	33,172	18,879
Amortization of intangible assets	1,084	2,168	2,697
Restructuring and other charges	2,108	2,714	5,481
Total operating expenses	63,769	82,217	71,828

Operating income (loss)	4,972	(12,990)	5,309
Interest and other income (expense), net	938	(1,254)	(984)

Income (loss) from continuing operations before income taxes	5,910	(14,244)	4,325
Provision (benefit) for income taxes	2,780	(3,889)	(9,891)

Income (loss) from continuing operations	3,130	(10,355)	14,216
Loss from discontinued operations, net of income taxes	(2,606)	(1,849)	(4,472)

Net income (loss)	$524	$(12,204)	$9,744

Earnings (loss) per common share - basic
Income (loss) from continuing operations	$0.09	$(0.29)	$0.40
Loss from discontinued operations	(0.08)	(0.05)	(0.13)
	$0.01	$(0.34)	$0.27

Earnings (loss) per common share - diluted
Income (loss) from continuing operations	$0.09	$(0.29)	$0.40
Loss from discontinued operations	(0.08)	(0.05)	(0.13)
	$0.01	$(0.34)	$0.27

Weighted average shares outstanding
Weighted average shares outstanding - basic	36,596	36,199	35,565
Dilutive effect of stock options	9	-	291
Weighed average shares outstanding - diluted	36,605	36,199	35,856

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(in thousands)

				Accumulated	Retained
			Additional	other	earnings
	Common stock		paid-in	comprehensive	(accumulated
	Shares	Par value	capital	income (loss)	deficit)	Total

Balance at December 31, 2005	35,366	354	106,268	(59)	(7,930)	$98,633

Issuance of common stock	296	3	2,127	-	-	2,130
Foreign currency translation adjustments	-	-	-	356	-	356
Share based compensation under SFAS No. 123(R)	-	-	374	-	-	374
Net income (loss)	-	-	-	-	9,744	9,744

Balance at December 30, 2006	35,662	357	108,769	297	1,814	111,237

Issuance of common stock	903	9	3,126	-	-	3,135
Foreign currency translation adjustments	-	-	-	735	-	735
Share based compensation under SFAS No. 123(R)	-	-	3,989	-	-	3,989
Net income (loss)	-	-	-	-	(12,204)	(12,204)

Balance at December 29, 2007	36,565	366	115,884	1,032	(10,390)	106,892

Issuance of common stock	72	-	298	-	-	298
Foreign currency translation adjustments	-	-	-	(6,986)	-	(6,986)
Share based compensation under SFAS No. 123(R)	-	-	1,803	-	-	1,803
Net income (loss)	-	-	-	-	524	524

Balance at January 3, 2009	36,637	$366	$117,985	$(5,954)	$(9,866)	$102,531

Comprehensive income (loss) is calculated as follows:
		Fiscal year ended
		January 3,	December 29,	December 30,
		2009	2007	2006

Net income (loss)		$524	$(12,204)	$9,744
Adjustments to accumulated other comprehensive income		(6,986)	735	356
Comprehensive income (loss)		$(6,462)	$(11,469)	$10,100

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal year ended
	January 3,	December 29,	December 30,
	2009	2007	2006
Operating activities
Net income (loss)	$524	$(12,204)	$9,744
Add loss from discontinued operations	2,606	1,849	4,472
Income (loss) from continuing operations	3,130	(10,355)	14,216

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,519	5,564	5,618
Amortization of intangible assets	1,084	2,168	2,670
Restructuring and other charges	1,686	2,714	5,481
Writedown of asset to net realizable value	422	-	-
Provision for warranty costs	40	3,517	3,400
Provision for accounts receivable allowances	1,915	1,671	188
Stock compensation expense	1,803	3,989	374
Deferred income taxes	1,081	(6,187)	(11,677)
Loss on disposal of assets	127	572	72
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	8,556	6,841	(8,864)
Inventories	7,049	(2,082)	3,155
Other current assets	546	(2,137)	(1,367)
Other noncurrent assets	(219)	98	39
Accounts payable	(5,336)	(8,736)	9,220
Accrued expenses	(11,460)	7,364	(6,076)
Deferred revenue	219	(816)	(694)
Net cash provided by operating activities	15,162	4,185	15,755

Investing activities
Purchase of property, plant and equipment	(1,777)	(2,514)	(3,391)
Business acquisitions, net of cash acquired	-	(119)	(832)
Investment in patents and other intangible assets	(146)	(204)	(2,791)
Net cash used in investing activities	(1,923)	(2,837)	(7,014)

Financing activities
Net proceeds from issuance of common stock	298	3,135	2,130
Repayments of term loan and capital lease	(11,461)	(7,037)	(7,035)
Net borrowings (repayments) under line of credit agreement	(7,585)	5,000	8,964
Net cash provided by (used in) financing activities	(18,748)	1,098	4,059

Cash provided by (used in) discontinued operations
Operating activities	(3,514)	273	(7,282)
Investing activities	7,240	(532)	(1,038)
Financing activities	-	-	-
Net cash provided by (used in) discontinued operations	3,726	(259)	(8,320)

Effect of exchange rate changes on cash and cash equivalents	(6,037)	824	(427)

Net increase (decrease) in cash and cash equivalents	(7,820)	3,011	4,053
Cash and cash equivalents, beginning of year	12,558	9,547	5,494
Cash and cash equivalents, end of year	$4,738	$12,558	$9,547

Supplemental disclosure of cash flow information
Cash paid for interest	$1,605	$3,106	$2,364
Cash paid for income taxes	$727	$236	$1,252

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

Presstek, Inc. and its subsidiaries (collectively, the “Company”) is a market-focused company primarily engaged in the design, manufacture, sales and service of high-technology digital imaging solutions to the graphic arts industry worldwide. The Company is helping to lead the industry’s transformation from analog print production methods to digital imaging technology. The Company is a leader in the development of advanced printing systems using digital imaging equipment and consumables-based solutions that economically benefit the user through a streamlined workflow and chemistry free, environmentally responsible operation. The Company is also a leading sales and service channel in the small to mid-sized commercial, quick and in-plant printing markets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The Company has made certain organizational realignments in order to more closely align its financial reporting with its current business structure. During December 2006, the Company terminated production in South Hadley, MA of Precision-branded analog plates used in newspaper applications (the “analog newspaper business”). Accordingly, the financial results of the analog newspaper business are reported as discontinued operations. The Lasertel segment has been presented as discontinued operations in the third quarter of fiscal 2008 as the operations are currently held for sale. The Lasertel business will continue to operate as normal, as will all of its marketing and new business/product development activities. Presstek has no intentions to shut down the business.

The Company’s operations are currently organized into two business segments: Presstek and Lasertel. The Presstek segment is primarily engaged in the development, manufacture, sale and servicing of the Company’s patented digital imaging systems and patented printing plate technologies as well as traditional, analog systems and related equipment and supplies for the graphic arts and printing industries, primarily serving the short-run, full-color market segment. The Lasertel segment manufactures and develops high-powered laser diodes and related laser products for the Presstek segment and for sale to external customers and as stated above is now presented as discontinued operations.

The Company operates and reports on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements presented herein include the financial results for the 53-week fiscal year ended January 3, 2009 (“fiscal 2008”), the 52-week fiscal year ended December 29, 2007 (“fiscal 2007”) and the 52-week fiscal year ended December 30, 2006 (“fiscal 2006”).

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

Revenue Recognition

The Company recognizes revenue principally from the sale of products (equipment, consumables, laser diodes) and services (equipment maintenance contracts, installation, training, support, and spare parts). Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable and collection is reasonably assured. In accordance with Staff Accounting Bulletin (“SAB”) No. 104 Revenue Recognition (“SAB 104”) and Emerging Issues Task Force (“EITF”) Issue 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), when a sales arrangement contains multiple elements, such as equipment and services, revenue is allocated to each element using the residual method.

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

Multiple element arrangements

In accordance with SAB 104 and EITF 00-21, when a sales arrangement contains multiple elements, such as equipment, consumables or services, revenue is allocated to each element using the residual method.

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

Fair Value of Financial Instruments

The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The carrying amounts of the Company’s bank borrowings under its credit agreement, approximate fair value because the interest rates are based on floating rates identified by reference to market rates. At both January 3, 2009 and December 29, 2007, the fair value of the Company’s long-term debt approximated carrying value.

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) for financial assets and financial liabilities in the first quarter of fiscal 2008, which did not have a material impact on the Company’s consolidated financial statements. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FASB 157-2”), the Company has deferred application of SFAS 157 until January 4, 2009, the beginning of the next fiscal year, in relation to nonrecurring nonfinancial assets and nonfinancial liabilities including goodwill impairment testing, asset retirement obligations, long-lived asset impairments and exit and disposal activities.

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

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost and are depreciated using a straight-line method over their respective estimated useful lives. Leasehold improvements are amortized over the shorter of the remaining term of the lease or the life of the related asset. The estimated useful lives assigned to the Company’s other property, plant and equipment categories are as follows:

Buildings and improvements	25 – 30	years
Production equipment and other	5 – 10	years
Office furniture and equipment	3 – 7	years
Software	5	years

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

As part of the allocation of purchase price, the Company records liabilities, including lease termination costs and certain employee severance costs, in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Throughout the allocation period, these accruals are reviewed and adjusted for changes in cost and timing assumptions.

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

At January 3, 2009 and December 29, 2007, the Company had recorded $0.4 million and $0.4 million, of costs related to patents and intellectual property not yet in service.

The Company amortizes license agreements and loan origination fees over the term of the respective agreement.

The amortizable lives of the Company’s other intangible assets are as follows:

Trade names	2 – 3	years
Customer relationships	2 – 10	years
Software licenses	3	years
Non-compete covenants	5	years

Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and identifiable intangible assets acquired. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized, but rather, is tested at least annually for impairment at the reporting unit level. The Company has recorded goodwill aggregating $19.1 million and $19.9 million at January 3, 2009 and December 29, 2007, respectively, related to the A.B. Dick Acquisition and Precision acquisition.

Impairment of Goodwill and Long-Lived Assets

In accordance with the provisions of SFAS 142, goodwill is tested at least annually, on the first business day of the third quarter, for impairment, or more frequently, if indicators of potential impairment arise. The Company’s impairment review is based on a fair value test. The Company uses its judgment in conducting ongoing assessments of whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts may signal that an asset has been impaired. Should the fair value of goodwill, as determined by the Company at any measurement date, fall below its carrying value, a charge for impairment of goodwill will be recorded in the period. The Company determined no goodwill impairment existed during the year ended January 3, 2009. The Company will continue to assess whether indicators of impairment of goodwill exist throughout 2009. Depending on market and economic conditions, goodwill impairment could be identified in 2009 which would result in a non-cash impairment charge.

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

Advertising Costs

Advertising costs are expensed as incurred and are reported as a component of Sales, marketing and customer support expenses in the Company’s Consolidated Statements of Operations. Advertising expenses were $0.8 million in fiscal 2008, $1.5 million in fiscal 2007 and $0.8 million in fiscal 2006.

Income Taxes

The process of accounting for income taxes involves calculating the current tax obligation or refund and assessing the nature and measurements of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences and net operating loss (“NOL”) and credit carryforwards, result in deferred tax assets and liabilities. In each period, the Company assesses the likelihood that the deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income in each jurisdiction. To the extent the Company believes that it would not meet the test that recovery is “more likely than not”, the Company would establish a valuation allowance. To the extent that a valuation allowance is established or changed in a period, the Company would adjust the tax provision or tax benefit in the consolidated statement of operations. The Company uses judgment to determine the provision or benefit for income taxes, including estimates associated with uncertain tax positions and any valuation allowance recorded against deferred tax assets based on the weight of all positive and negative factors, including cumulative trends in profitability.

The Company has accumulated U.S. federal and state income tax NOL carryforwards, research and experimentation tax credit carryforwards and alternative minimum tax credit carryforwards. In the fourth quarter of fiscal 2006, the Company reversed the valuation allowance on a deferred tax asset on the balance sheet primarily representing NOLs from U.S. operations. Previously, the Company had recorded a valuation allowance against deferred tax assets on the balance sheet until it was “more likely than not” that the tax assets related to either U.S. or international operations would be realized.

The Company assesses the ability to utilize NOL and tax credit carryforwards in future periods and record any resulting adjustments that may require deferred income tax expense. In addition, the Company reduces the deferred income tax asset for the benefits of NOL and tax credit carryforwards utilized currently. The future impact on net income may therefore be positive or negative, depending on the net result of such adjustments and charges.

Based upon a review of historical operating performance through 2008 and expected profits in the U.S. and international operations in the foreseeable future, the Company continues to believe it is more likely than not that the U.S. and international deferred tax assets, net of valuation allowance, will be fully realized except for certain tax credits that may expire before they are fully realized.

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No.123(R), Share-Based Payment (“SFAS 123R”) using the modified prospective method, which requires measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. See Note 15 for further discussion.

Comprehensive Income

Comprehensive income is comprised of net income, plus all changes in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including any foreign currency translation adjustments, unrealized gains and losses on marketable securities, or changes in derivative values. These changes in equity are recorded as adjustments to accumulated other comprehensive income in the Company’s Consolidated Financial Statements. The components of accumulated other comprehensive income are unrealized gains or losses on foreign currency translation.

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

Unrealized gains and losses arising from foreign currency transactions are reported as a component of Interest and other income (expense), net in the Company’s Consolidated Statements of Operations.

Derivatives

The Company entered into interest rate swap agreements with its lenders in October 2003, which were intended to protect the Company’s long-term debt against fluctuations in LIBOR rates. Under the interest rate swaps LIBOR was set at a minimum of 1.15% and a maximum of 4.25%. Because the interest rate swap agreement did not qualify as a hedge for accounting purposes under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and related amendments, including SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, the Company recorded an expense of $7,550 in fiscal 2008 and income of $22,500 and $40,000 in fiscal 2007 and fiscal 2006, respectively, to mark these interest rate swap agreements to market. The adjustment to fair value of the interest rate swap agreement was recorded in other income (expense). The swap agreements expired in October 2008.

Earnings (Loss) per Share

Earnings per share is computed under the provisions of SFAS No. 128, Earnings per Share. Accordingly, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For periods in which there is net income, diluted earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period unless the effect is antidilutive. Potential dilutive common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants.

Approximately 4,170,000, 1,922,000 and 1,425,700 options to purchase common stock were excluded from the calculation of diluted earnings per share for fiscal 2008, fiscal 2007 and fiscal 2006, respectively, as their effect would be antidilutive.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to current presentation.

Recent Accounting Pronouncements

In 2009 the Company will adopt the remaining provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”) for non-financial assets. The adoption of these provisions will not have an impact of the Company’s statements of operations or statement of financial position.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations. This statement replaces SFAS 141, Business Combinations, but retains the fundamental requirements of the statement that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  The statement seeks to improve financial reporting by establishing principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase option and c) determines what information to disclose.  This statement is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company will apply the provisions of SFAS 141(R) to any acquisition after January 3, 2009.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB 51. This statement amends Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of SFAS 160 will not impact the Company’s consolidated financial position and results of operations because the Company does not have any noncontrolling interests.

In March 2008, the Financial Accounting Standards Boards (“FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”), which requires enhanced disclosures related to derivative instruments and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and the disclosure requirements will be applicable for the Company’s 2009 consolidated financial statements.

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

Precision

During December 2006, the Company terminated production in South Hadley, MA of Precision-branded analog plates used in newspaper applications.

Results of operations of the discontinued analog newspaper business of Precision consist of the following (in thousands, except per-share data):

	January 3, 2009	December 29, 2007	December 30, 2006
Revenue	$--	$196	$10,816
Income (Loss) before income taxes	93	(108)	(2,267)
Provision (benefit) for income taxes	--	(54)	(771)
Income (Loss) from discontinued operations	93	(54)	(1,496)
Income (Loss) from disposal of discontinued operations, net of tax benefit of $915 for the year ended December 30, 2006	--	--	(1,777)
Net Income (Loss) from discontinued operations	$93	$(54)	$(3,273)
Loss per diluted share	$(0.00)	$(0.00)	$(0.09)

As of December 30, 2006, and in accordance with SFAS 144 and SFAS 142, the Company reviewed the potential impairment of long-lived assets associated with the analog newspaper business and goodwill of the Precision reporting unit and determined that impairment charges aggregating $4.0 million were required. Of this amount $2.8 million relates to the impairment of goodwill, $0.3 million relates to the acceleration of depreciation on fixed assets abandoned, $0.6 million relates to the acceleration of amortization on certain intangible assets and $0.3 million relates to the adjustment of inventory on hand to the lower of cost or market. Impairment charges of the reporting unit goodwill resulting from the abandonment of the analog newspaper business are reflected within restructuring and other charges of continuing operations, and the remaining charges included in the loss from discontinued operations for fiscal 2006. There have been no further impairment charges incurred in fiscal 2007 and fiscal 2008 relating to this matter.

Assets and liabilities of the discontinued analog newspaper business of Precision consist of the following (in thousands):

	January 3, 2009	December 29, 2007

Receivables, net	$2	$15
Inventories, net	--	--
Total current assets	$2	$15

Accounts payable	$29	$189
Accrued expenses	17	699
Total current liabilities	$46	$888

Lasertel

On September 24, 2008, the Board of Directors approved a plan to market the Lasertel subsidiary for sale as the Lasertel business is not a core focus for the Presstek graphics business. Although Lasertel is a supplier of diodes for the Company, it has grown its presence in the external market, and management believes that Lasertel would be in a better position to realize its full potential in conjunction with other companies or investors who can focus resources on the external market. As such, the Company has presented the results of operations of this subsidiary within discontinued operations, classified the assets as “Assets of discontinued operations” and liabilities as “Liabilities of discontinued operations”. The Lasertel business will continue to operate as it previously operated, including its marketing and new business/product development activities. Presstek has no intentions to shut down the business.

Results of operations of the discontinued business of Lasertel consist of the following (in thousands, except per-share data):

	January 3, 2009	December 29, 2007	December 30, 2006
Revenue	$8,686	$8,270	$6,758
Loss before income taxes	(4,336)	(2,924)	(1,951)
Provision (benefit) for income taxes	(1,637)	(1,129)	(752)
Net loss from discontinued operations	$(2,699)	$(1,795)	$(1,199)
Loss per diluted share	$(0.08)	$(0.05)	$(0.03)

Assets and liabilities of the discontinued business of Lasertel consist of the following (in thousands):

	January 3, 2009	December 29, 2007

Cash and cash equivalents	$369	$691
Receivables, net	2,187	1,785
Inventories	4,478	4,074
Other current assets	134	72
Property, plant & equipment, net	5,263	8,974
Intangible assets, net	899	1,078
Total assets	$13,330	$16,674

Accounts payable	$884	$1,291
Accrued expenses	448	501
Deferred revenue	--	96
Deferred gain on sale-leaseback transaction	4,370	--
Total Liabilities	$5,702	$1,888

4. ACCOUNTS RECEIVABLE, NET OF ALLOWANCES

The components of accounts receivable, net of allowances, are as follows (in thousands):

	January 3, 2009	December 29, 2007

Accounts receivable	$33,233	$43,632
Less allowances	(2,476)	(2,538)
	$30,757	$41,094

The activity related to the Company’s allowances for losses, returns and deductions on accounts receivable for fiscal 2008, fiscal 2007 and fiscal 2006 is as follows (in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Balance at beginning of period	$2,538	$2,712	$3,215
Charged to costs and expenses	1,915	1,671	188
Deductions and write-offs	(1,977)	(1,845)	(691)
Balance at end of period	$2,476	$2,538	$2,712

5. INVENTORIES

The components of inventories, are as follows (in thousands):

	January 3, 2009	December 29, 2007

Raw materials	$2,946	$3,660
Work in process	4,950	4,939
Finished goods	29,711	36,411
	$37,607	$45,010

6. PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, net, are as follows (in thousands):

	January 3, 2009	December 29, 2007

Land and improvements	$1,301	$1,363
Buildings and leasehold improvements	22,016	22,695
Production and other equipment	42,363	42,204
Office furniture and equipment	9,402	7,098
Construction in process	1,098	2,355
Total property, plant and equipment, at cost	76,180	75,715
Accumulated depreciation and amortization	(50,650)	(46,666)
Net property, plant and equipment	$25,530	$29,049

Construction in process is primarily related to production equipment not yet placed into service.

The Company recorded depreciation expense of $4.5 million, $5.6 million and $5.7 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Under the Company’s financing arrangements (See Note 8), all property, plant and equipment is pledged as security.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill are as follows (in thousands):

Balance at December 30, 2006	$20,280
Purchase accounting adjustments for prior period acquisitions	(389)
Impairment adjustments	--
Balance at December 29, 2007	$19,891
Purchase accounting adjustments for prior period acquisitions	(777)
Impairment adjustments	--
Balance at January 3, 2009	$19,114

In accordance with the provisions of SFAS 142, goodwill is tested at least annually, on the first business day of the third quarter, for impairment, or more frequently, if indicators of potential impairment arise. The Company conducts ongoing assessments of whether indicators exist requiring an evaluation of goodwill and determined no goodwill impairment existed during the year ended January 3, 2009. The Company will continue to assess whether indicators of impairment of goodwill exist throughout 2009. Depending on market and economic conditions, goodwill impairment could be identified in 2009 which would result in a non-cash impairment charge.

The components of the Company’s identifiable intangible assets are as follows (in thousands):

	January 3, 2009		December 29, 2007
	Cost	Accumulated amortization	Cost	Accumulated amortization

Patents and intellectual property	$9,390	$7,739	$9,360	$7,323
Trade names	2,360	2,360	2,360	2,360
Customer relationships	4,452	2,366	4,452	1,855
Software licenses	450	450	450	450
License agreements	750	368	750	296
Non-compete covenants	100	100	100	100
Loan origination fees	332	277	332	211
	$17,834	$13,660	$17,804	$12,595

The Company recorded amortization expense for its identifiable intangible assets of $1.1 million, $2.2 million and $2.7 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. As of January 3, 2009, there was $0.4 million of patents not yet in service. Estimated future amortization expense for the Company’s in-service patents and all other identifiable intangible assets recorded by the Company at January 3, 2009, are as follows (in thousands):

Fiscal 2009	$1,035
Fiscal 2010	906
Fiscal 2011	702
Fiscal 2012	405
Fiscal 2013	386
Thereafter	317

8. FINANCING ARRANGEMENTS

The components of the Company’s outstanding borrowings are as follows (in thousands):

	January 3, 2009	December 29, 2007

Term loan	$4,074	$15,500
Line of credit	12,415	20,000
Capital lease	--	35
	16,489	35,535
Less current portion	(16,489)	(27,035)

Long-term debt	$--	$8,500

In November 2004, in connection with the A.B. Dick Acquisition, the Company replaced its then-current credit facilities, which it had entered into in October 2003, with $80.0 million in Senior Secured Credit Facilities (the “Facilities”) from three lenders. The terms of the Facilities include a $35.0 million five-year secured term loan (the “Term Loan”) and a $45.0 million five-year secured revolving line of credit (the “Revolver”) which expires in November 2009. The Company granted a security interest in all of its assets in favor of the lenders under the Facilities. In addition, under the Facilities agreement, the Company is prohibited from declaring or distributing dividends to shareholders.

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

The Company entered into interest rate swap agreements with its lenders in October 2003, which were intended to protect the Company’s long-term debt against fluctuations in LIBOR rates. Under the interest rate swaps LIBOR was set at a minimum of 1.15% and a maximum of 4.25%. The Company recorded an increase to the expense of $7,550, in fiscal 2008 and a reduction to expense of $22,500 and $40,000 in fiscal 2007 and fiscal 2006, respectively, to mark these interest rate swap agreements to market. The swap agreements expired in October 2008.

The Facilities were used to partially finance the A.B. Dick Acquisition, and are available to the Company for working capital requirements, capital expenditures, business acquisitions and general corporate purposes.

At January 3, 2009 and December 29, 2007, the Company had outstanding balances on the Revolver of $12.4 million and $20.0 million, respectively, with interest rates of 2.69% and 7.5%, respectively. At January 3, 2009, there were $1.3 million of outstanding letters of credit, thereby reducing the amount available under the Revolver to $31.3 million at that date.

The Term Loan required an initial principal payment of $0.25 million on March 31, 2005, and requires subsequent quarterly principal payments of $1.75 million, with a final settlement of all remaining principal and unpaid interest on November 4, 2009. In the third quarter of fiscal 2008, the Company used the net proceeds of the sale of its Arizona property to pay down the principal balance of the Term Loan and entered into an amendment to the Facilities dated July 29, 2008 which amended the payment schedule of the Term Loan to reduce the required quarterly installments of principal to $810,000, payable in January, March, June and September of 2009, with no installment due in September of 2008 and a final installment of all remaining principal (approximately $834,000) due on November 4, 2009. At January 3, 2009 and December 29, 2007, outstanding balances under the Term Loan were $4.1 million and $15.5 million, respectively, with interest rates of 1.30% and 7.5%, respectively.  For further discussion see Liquidity section in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s Revolver and Term Loan principal commitments are as follows (in thousands):

2009	$16,489
2010	--

The weighted average interest rate on the Company’s outstanding short-term borrowings was 2.3% at January 3, 2009.

Under the terms of the Revolver and Term Loan, the Company is required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA (earnings before interest, taxes, depreciation, amortization and restructuring and other charges) and minimum fixed charge coverage covenants. At January 3, 2009, the Company was in compliance with all financial covenants.

9. ACCRUED EXPENSES

The components of the Company’s accrued expenses are as follows (in thousands):

	January 3, 2009	December 29, 2007

Accrued payroll and employee benefits	$4,068	$5,478
Accrued warranty	2,102	3,534
Accrued restructuring and other charges	799	1,592
Accrued royalties	232	432
Accrued income taxes	282	569
Accrued legal	2,394	5,815
Accrued professional fees	1,122	2,545
Other	2,245	3,247
	$13,244	$23,212

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

Product warranty activity in fiscal 2008, fiscal 2007 and fiscal 2006 is as follows (in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Balance at beginning of year	$3,534	$1,729	$1,481
Accruals for warranties	40	3,517	3,400
Utilization of accrual for warranty costs	(1,472)	(1,712)	(3,152)
Balance at end of year	$2,102	$3,534	$1,729

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
The components of deferred revenue are as follows (in thousands):

	January 3, 2009	December 29, 2007

Deferred service revenue	$6,507	$6,718
Deferred product revenue	793	382
	$7,300	$7,100

11. RESTRUCTURING AND OTHER CHARGES

A summary of restructuring and other charges follows (in thousands):

	January 3, 2009	December 29, 2007	December 30, 2006

Asset impairment – goodwill	$--	$--	$2,809
Impairment of intangible assets - patent defense costs	--	--	2,297
Impairment of other assets	--	--	260
Severance and fringe benefits	691	1,210	115
Executive contractual obligations	536	1,466	--
Other exit costs	881	38	--
Total net restructuring and other charges	$2,108	$2,714	$5,481

In fiscal 2008 the Company recognized $2.1 million in restructuring and other charges, including severance and separation costs resulting from the implementation of certain elements of the Business Improvement Plan (the “BIP”), exit costs related to the termination of a leased facility, severance costs incurred in the fourth quarter, and severance and retention bonuses related to the transfer of certain of its corporate functions from the Hudson, NH facility to the Greenwich, CT facility.  The Company expects to incur additional expense related to this move through the second quarter of 2009.

In fiscal 2007 the Company recognized $2.7 million of restructuring and other charges consisting of expenses related to severance and separation costs under employment contracts of former executives, as well as costs related to the implementation of certain elements of the BIP including severance, operating lease run-outs, and consolidation of distribution centers.

In connection with the Company’s 2006 restructuring of the analog newspaper business of Precision Lithograining, as more fully described in Note 3, an impairment review of the Precision reporting unit goodwill was completed and charges totaling $2.8 million were recognized in the accompanying Statement of Operations in fiscal 2006.

Impairment of intangible assets for patent defense costs associated with the Creo/Kodak matter totaling $2.3 million were recognized as expense in fiscal 2006 as the Company determined that the future economic benefits of the patent were not assured of being increased.

The activity for fiscal 2008, fiscal 2007 and fiscal 2006 related to the Company’s restructuring and other expense accruals is as follows (in thousands):

	Fiscal 2008 Activity
	Balance December 29, 2007	Charged to Expense	Reversals	Utilization	Balance January 3, 2009

Executive contractual obligations	$904	$536	$--	(978)	462
Severance and fringe benefits	688	691	--	(1,042)	337
Other exit costs	--	881	--	(881)	--
	$1,592	$2,108	$--	$(2,901)	$799

	Fiscal 2007 Activity
	Balance December 30, 2006	Charged to Expense	Reversals	Utilization	Balance December 29, 2007

Executive contractual obligations	$--	$1,466	$--	(562)	904
Severance and fringe benefits	233	1,210	--	(755)	688
Other exit costs	--	38	--	(38)	--
	$233	$2,714	$--	$(1,355)	$1,592

	Fiscal 2006 Activity
	Balance December 31, 2005	Charged to Expense	Reversals	Utilization	Balance December 30, 2006

Severance and fringe benefits	482	324	(390)	(183)	233
	$482	$324	$(390)	$(183)	$233

The Company anticipates that payments related to the above restructuring actions will be completed in 2009.

12. INTEREST AND OTHER INCOME AND EXPENSE

The components of Interest and other income (expense), net, in the Company’s Consolidated Statements of Income are as follows (in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Interest expense	$(946)	$(2,142)	$(1,511)
Interest income	111	90	108
Other income (expense), net	1,773	798	419
	$938	$(1,254)	$(984)

The amount reported as Other income (expense), net, for fiscal 2008, 2007 and 2006 includes $1.4 million, $0.5 million and $0.2 million, respectively, for net unrealized gains on foreign currency transactions.

13. INCOME TAXES

For the fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006, income (loss) before income taxes from continuing operations includes the following components (in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006

U.S.	$5,296	$(15,899)	$5,149
Foreign	614	1,655	(824)
	$5,910	$(14,244)	$4,325

For the fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006, the components of provision (benefit) for income taxes from continuing operations were as follows (in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Current:
Federal	$(131)	$138	$129
State	293	456	545
Foreign	(121)	507	37
	$41	$1,101	$711

Deferred:
Federal	2,326	(4,458)	(9,659)
State	128	(532)	(665)
Foreign	285	--	(278)
	2,739	(4,990)	(10,602)
Provision (benefit) for income taxes	$2,780	$(3,889)	$(9,891)

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Federal statutory tax rate	34.00%	34.00%	34.00%
Nondeductible Officer’s compensation	1.90	(4.61)	--
State tax, net of federal benefit	4.70	0.35	(1.84)
Alternative minimum tax	--	--	--
Other	(2.76)	(2.44)	(1.44)
Change in valuation allowance	9.20	0.00	(259.41)
	47.04%	27.30%	(228.69	) %

During the years ended January 3, 2009, December 29, 2007, and December 30, 2006 the Company recognized a tax benefit of approximately $1.6 million, $1.2 million, and $1.5 million, respectively, associated with the loss from discontinued operations

Deferred Income Taxes

Deferred income taxes result from net operating loss carryforwards, tax credit carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes.

Principal components of deferred income taxes as of January 3, 2009, December 29, 2007, and December 30, 2006 were (in thousands):

	January 3, 2009	December 29, 2007	December 30, 2006

Deferred tax assets
Net operating loss carryforwards	$5,745	$7,439	$5,751
Tax credits	4,073	3,875	3,757
Warranty provisions, litigation and other accruals	8,450	6,940	4,162
Accumulated depreciation and amortization	2,507	712	--
Gross deferred tax assets	20,775	18,966	13,670
Valuation allowance	(795)	(250)	(261)
Total deferred tax assets	19,980	18,716	13,409

Deferred tax liabilities
Amortizable and depreciable assets	(2,420)	(852)	(136)
Accumulated depreciation and amortization	--	--	(1,596)
Total deferred tax liabilities	(2,420)	(852)	(1,732)

Net deferred tax assets (liabilities)	$17,560	$17,864	$11,677

On December 30, 2006, the Company recognized through its tax provision, a $11.2 million reversal of its U.S. deferred tax asset valuation allowance.  In assessing the ability to realize its deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized based on available positive and negative evidence. The Company considered historical book income, the scheduled reversal of deferred tax liabilities, and projected future book and taxable income in making this assessment. Based upon a detailed analysis of historical and expected book and taxable income, the Company determined that it is more likely than not that certain U.S. deferred tax assets for which a valuation allowance had been previously recorded will be realized in the future. The valuation allowance of $0.8 million as of January 3, 2009 relates to certain federal research and development credit carryforwards for which the Company has determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should be maintained.

The Company’s net deferred tax assets include $0.8M related to Presstek Europe’s net operating loss carryforward and temporary differences.  The fiscal 2008 recognition of this deferred tax asset was applied to reduce goodwill in accordance with purchase business combination requirements.

At January 3, 2009, the Company had federal net operating loss carryforwards of approximately $77.5 million which will expire from 2012 to 2027.  Approximately $61.5 million of our net operating loss carryforwards was generated from excess tax deductions from stock-based compensation, the tax benefit of which (approximately $24.6 million) will be credited to additional paid-in-capital when the deductions reduce current taxes payable. Upon the adoption of FAS 123(R), the Company netted its deferred tax asset and the related valuation allowance for the net operating loss carryforward generated from excess tax deductions from stock-based compensation.

At January 3, 2009 the Company had federal research and development credit carryforwards of approximately $3.4 million. The net operating loss and credit carryforwards will expire at various dates through 2022, if not utilized. The Company’s tax credit carryforwards include $0.3 million of federal minimum tax credits which have no expiration and $0.3 million of state credits that expire in 2012.

The Company’s ability to utilize its net operating loss and credit carryforwards may be limited in the future if the company experiences an ownership change, as defined by the Internal Revenue Code. An ownership change occurs when the ownership percentage of 5% or greater stockholders changes by more than 50% over a three year period.

The cumulative amount of undistributed earnings of foreign subsidiaries, which is intended to be permanently reinvested and for which U.S. income taxes have not been provided, totaled approximately $0.9 million at January 3, 2009.

On December 31, 2006, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations. Our unrecognized tax benefits at January 3, 2009 related to various foreign jurisdictions and U.S. tax credits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 29, 2007	$1,800
Increases related to prior year tax positions	--
Decreases related to prior year tax positions	(579)
Balance at January 3, 2009	$1,221

The entire $1.2 million of unrecognized tax benefits at January 3, 2009 would reduce income tax expense if ultimately recognized. We do not expect any significant increases or decreases to our unrecognized tax benefits within 12 months of this reporting date. Subsequent to adoption, interest and penalties incurred associated with unresolved income tax positions will be included in income tax expense. Accrued interest and penalties are insignificant.

We conduct business globally and, as a result, file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as the U.S., United Kingdom and Canada. The Company is subject to U.S. federal, state and local, or non-U.S. income tax examinations for years after 2004. Carryforward attributes that were generated prior to 2004, however may still be adjusted by a taxing authority upon examination if the attributes have been or will be used in a future period.

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

Stock Incentive Plans

The 1998 Stock Incentive Plan (the “1998 Incentive Plan”) provides for the award of stock options, restricted stock, deferred stock, and other stock based awards to officers, directors, employees, and other key persons (collectively “awards”). A total of 3,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan. Any future options granted under the 1998 Incentive Plan will become exercisable upon the earlier of a date set by the Board of Directors or Committee at the time of grant or the close of business on the day before the tenth anniversary of the stock options’ date of grant. At January 3, 2009, there were 489,325 options outstanding under the 1998 Incentive Plan. The options will expire at various dates as prescribed by the individual option grants. This plan expired on April 6, 2008 and therefore no options will be granted under this plan after this date.

The 2003 Stock Option and Incentive Plan (the “2003 Plan”) provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including those directors who are not an employee or officer of the Company, such directors being referred to as Non-Employee Directors), consultants and advisors of the Company and its subsidiaries. The 2003 Plan provides for an automatic annual grant of 7,500 stock options to all active Non-Employee Directors. A total of 2,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan. Any future options granted under the 2003 Plan will become exercisable at such times and subject to such terms and conditions as the Board of Directors or Committee may specify at the time of each grant. At January 3, 2009, there were 1,864,212 options outstanding under the 2003 Plan, and 80,388 options available for future grants under this plan. The options will expire at various dates as prescribed by the individual option grants.

The 2008 Omnibus Incentive Plan (the “2008 Plan”), approved by the stockholders of the Company on June 11, 2008, provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including non-employee directors), consultants and advisors of the Company and its subsidiaries. A total of 3,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan. Awards granted under this plan may have varying vesting and termination provisions and can have no longer than a ten year contractual life. At January 3, 2009, there were 799,609 options outstanding and 2,200,391 options available for future grants under this plan.

The Company had previously adopted equity incentive plans that had expired as of January 3, 2009 and, accordingly, no future grants may be issued under these plans. These plans include the 1991 Stock Option Plan (the “1991 Plan”), which expired on August 18, 2001; the 1994 Stock Option Plan (the “1994 Plan”), which expired on April 8, 2004; the 1997 Interim Stock Option Plan (the “1997 Plan”), which expired on September 22, 2002; and the 1998 Stock Option Plan (the “1998 Plan”), which expired on April 6, 2008. At January 3, 2009, there were 33,400 options outstanding under the 1991 Plan, 143,367 options outstanding under the 1994 Plan, 14,175 options outstanding under the 1997 Plan and 489,325 options outstanding under the 1998 Plan.

Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan (the “ESPP”) is designed to provide eligible employees of the Company and its participating U.S subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three-month offering period, whichever is lower. All employees of the company or participating subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the Company’s common stock are eligible to participate in the ESPP. A total of 950,000 shares of the Company’s common stock, subject to adjustment, have been reserved for issuance under this plan. In fiscal 2008, fiscal 2007 and fiscal 2006, approximately 80,300, 65,700 and 57,000 shares were issued, respectively, under the ESPP. The 2008, 2007 and 2006 amounts include approximately 27,000, 16,000 and 16,000 shares in transit at January 3, 2009, December 29, 2007 and December 30, 2006, respectively. These shares were issued on January 5, 2009, December 31, 2007 and January 2, 2007, respectively. At January 3, 2009, there were approximately 623,000 shares available for issuance under this plan.

Non-Plan Options

In fiscal 2007, the Company granted 300,000 shares of restricted stock and 1,000,000 stock options to its President and Chief Executive Officer (“CEO”) under a non-plan, non-qualified stock option agreement. The award of restricted stock vested on May 10, 2007, the effective date of the CEO’s employment agreement with the Company. The award of stock options vests 20% on the date of grant, and an additional 20% vests on each of January 1, 2008, 2009, 2010 and 2011. Each portion of the option that vests will remain exercisable for five years after the applicable vesting date. As of January 3, 2009, 1,000,000 options remain outstanding.

Valuation Assumptions

The fair value of the rights to purchase shares of common stock under the Company’s ESPP was estimated on the commencement date of the offering period using the Black-Scholes valuation model with the following assumptions:

Stock purchase right assumptions	Fiscal 2008	Fiscal 2007	Fiscal 2006

Risk-free interest rate	0.84%	4.03%	4.74%
Volatility	95.79%	51.77%	52.05%
Expected life (in years)	0.25	0.25	0.25
Dividend yield	--	--	--

Based on the above assumptions, the weighted average fair value of the stock purchase rights under the Company’s ESPP for fiscal 2008, 2007 and 2006 was $1.09, $1.30 and $1.34, respectively.

The fair value of the options to purchase common stock granted in fiscal 2008, 2007 and 2006 under the 2008 Plan, 2003 Plan and 1998 Plan was estimated on the respective grant dates using the Black-Scholes valuation model with the following assumptions:

Stock option assumptions	Fiscal 2008	Fiscal 2007	Fiscal 2006

Risk-free interest rate	2.28%	4.25%	5.05%
Volatility	60.63%	60.97%	57.16%
Expected life (in years)	5.67	5.56	4.51
Dividend yield	--	--	--

The weighted average grant date fair value of the options granted of the Company’s common stock during fiscal years 2008, 2007 and 2006 was $2.50, $3.72 and $4.62, respectively.

The fair value of the 300,000 restricted shares of common stock granted in the second quarter of fiscal 2007 was derived by obtaining the market value of the stock on the award date and applying a discount to that value due to the sale restrictions imposed by Rule 144 of the U.S. Securities and Exchange Commission (the “SEC”). The market value was calculated using the average of the high and low trading prices on the award date multiplied by the number of shares. A discount rate of 17.2% was estimated using a Black-Scholes put option model with the following assumptions:

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

Based on the above assumptions, the weighted average fair value of options was $2.58.

Expected volatilities are based on historical volatilities of Presstek’s common stock. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, the Company’s historical exercise patterns and the ESPP purchase period. The risk-free rate is based on the U.S. Treasury Separate Trading of Registered Interest and Principal of Securities rate for the period corresponding to the expected life of the options or ESPP purchase period. The expense calculated using the Black-Scholes method is recognized on a straight line basis over the term of the service period. Stock-based compensation associated with stock option grants to all officers, directors, and employees is included as a component of “General and administrative expense” in the Company’s Consolidated Statements of Operations. Stock based compensation expense for the twelve months ended January 3, 2009, December 29, 2007 and December 30, 2006 is as follows (in thousands):

	Twelve months ended
Stock option plan	January 3, 2009	December 29, 2007	December 30, 2006

2008 Plan	$319	$--	$--
2003 Plan	718	1,379	268
1998 Plan	171	7	--
ESPP	79	71	106
Restricted Stock	--	1,500	--
Non-plan, non-qualified	516	1,032	--

Total	$1,803	$3,989	$374

As of January 3, 2009, there was $3.8 million of unrecognized compensation expense related to stock option grants. The weighted average period over which the remaining unrecognized compensation expense will be recognized is 2.4 years.

Stock option activity for fiscal 2006, 2007 and 2008 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value

Outstanding at December 31, 2005	3,101,475	$8.86
Granted	143,333	$9.12
Exercised	(246,883)	$6.82
Canceled/expired	(41,575)	$11.30
Outstanding at December 30, 2006	2,956,350	$9.01
Granted	2,203,333	$5.40
Exercised	(836,950)	$3.36
Canceled/expired	(506,166)	$8.29
Outstanding at December 29, 2007	3,816,567	$8.26
Granted	1,019,609	$5.14
Exercised	(2,500)	$3.60
Canceled/expired	(489,588)	$11.10
Outstanding at January 3, 2009	4,344,088	$7.24	6.59 years	$ 0.006 million
Exercisable at January 3, 2009	2,693,920	$8.21	5.33 years	$0.006 million

The total intrinsic value of stock options exercised during fiscal 2008, fiscal 2007 and fiscal 2006 was $0.003 million, $0.8 million and $1.1 million, respectively.

The following table summarizes information about stock options outstanding at January 3, 2009:

			Outstanding			Exercisable
Range of exercise prices			Shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Shares	Weighted average exercise price
$0.00	-	$4.96	221,967	7.55	3.85	80,967	4.04
$4.97	-	$9.92	3,685,371	6.94	6.70	2,176,203	7.30
$9.93	-	$14.88	233,750	5.08	11.28	233,750	11.28
$14.89	-	$19.85	203,000	0.82	16.12	203,000	16.12
$0.00	-	$19.85	4,344,088	6.59	$7.24	2,693,920	$8.21

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

Asset information for the Company’s business segments is as follows (in thousands):

	January 3, 2009	December 29, 2007

Presstek	$144,183	$176,153
Lasertel (assets of discontinued operations)	13,330	16,674
	$157,513	$192,827

The Company’s classification of revenue by geographic area is determined by the location of the Company’s customer. The following table summarizes revenue information by geographic area (in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006

United States	$123,484	$150,703	$170,160
United Kingdom	20,732	27,426	28,706
Canada	9,010	15,410	14,699
Germany	8,398	6,187	8,645
Japan	2,810	5,451	5,845
All other	28,818	41,396	30,881
	$193,252	$246,573	$258,936

The Company’s long-lived assets by geographic area are as follows (in thousands):

	January 3, 2009	December 29, 2007

United States	$58,580	$65,170
United Kingdom	602	752
Canada	736	220
	$59,918	$66,142

17. MAJOR CUSTOMERS

No customer accounted for greater than 10% of revenue in fiscal 2008, fiscal 2007 or fiscal 2006, or greater than 10% of the Company’s accounts receivable balance at either January 3, 2009 or December 29, 2007.

18. RELATED PARTIES

The Company engages the services of Amster, Rothstein & Ebenstein, a law firm of which a member of the Company’s Board of Directors is a partner. Expenses incurred for services from this law firm were $2.4 million (including $0.5 million of pass-through expenses), $1.1 million and $2.4 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

The Company has had a long term relationship with Spinks Ink (“Spinks”), a subsidiary of Superior Printing Ink Company, Inc. Spinks supplies ink and related products to the Company. During fiscal 2008, the son of Board member John W. Dreyer became employed by Spinks. Prior to Mr. Dreyer’s son becoming employed with Spinks and subsequent thereto, all transactions with Spinks have been conducted on an arm’s length basis. The total amount paid to Spinks in fiscal 2008 was $0.3 million.

19. COMMITMENTS AND CONTINGENCIES

Commitments

The Company conducts operations in certain facilities under long-term operating leases. The Company also leases certain office and other equipment for use in its operations. These leases expire at various dates through 2018, with various options to renew as negotiated between the Company and its landlords. It is expected that in the normal course of business, leases that expire will be renewed or replaced. Rent expense under these leases was $1.7 million in fiscal 2008, $1.9 million in fiscal 2007 and $1.7 million in fiscal 2006.

The Company’s obligations under its non-cancelable operating leases at January 3, 2009 were as follows (in thousands):

Fiscal 2009	$2,684
Fiscal 2010	2,162
Fiscal 2011	1,820
Fiscal 2012	1,828
Fiscal 2013	953
Thereafter	2,860

The Company entered into an agreement in fiscal 2000 with Fuji, whereby minimum royalty payments to Fuji are required based on specified sales volumes of the Company’s A3 format size four-color sheet-fed press. The agreement provides for total royalty payments to be no less than $6 million and not greater than $14 million over the life of the agreement. As of January 3, 2009, the Company had paid Fuji $8.9 million under the agreement. The Company’s maximum remaining liability under the royalty agreement at January 3, 2009, was $5.1 million.

Contingencies

The Company has change of control agreements with certain of its employees that provide them with benefits should their employment with the Company be terminated other than for cause or their disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time from the date of any change of control of the Company.

From time to time the Company has engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party. In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). Generally, the Company’s liability for these recourse agreements is limited to 9.5% of the amount outstanding. The maximum amount for which the Company was liable to the financial institutions for the shortfall payments was approximately $1.9 million at January 3, 2009.

Litigation

On October 26, 2006, the Company was served with a complaint naming the Company, together with certain of its former executive officers, as defendants in a purported securities class action suit filed in the United States District Court for the District of New Hampshire. The suit claims to be brought on behalf of purchasers of Presstek’s common stock during the period from July 27, 2006 through September 29, 2006. The complaint alleges, among other things, that the Company and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder based on allegedly false forecasts of fiscal third quarter and annual 2006 revenues. As relief, the plaintiff seeks an unspecified amount of monetary damages, but makes no allegation as to losses incurred by any purported class member other than himself, court costs and attorneys’ fees. On September 25, 2008 the parties reached a settlement of the action, subject to confirmatory discovery by plaintiffs and court approval.

On September 10, 2008 a purported shareholder derivative claim against certain current and former directors and officers of the Company was filed in the United States District Court for the District of New Hampshire. The complaint alleges breaches of fiduciary duty by the defendants and seeks unspecified damages. On September 25, 2008 the parties reached agreement on a settlement of the claim, subject to receipt of court approval.

On June 4, 2008 the Commonwealth of Massachusetts filed a complaint in the Superior Court of Massachusetts, Hampshire County against the Company and one of its subsidiaries seeking recovery of response costs related to the October 30, 2006 chemical release in South Hadley, MA noted above. In October 2008 the case was settled and the complaint was dismissed.

On February 4, 2008, the Company received from the SEC a formal order of investigation relating to the previously disclosed SEC inquiry regarding the Company's announcement of preliminary financial results for the third quarter of fiscal 2006. The Company is cooperating fully with the SEC's investigation.

Presstek is a party to other litigation that it considers routine and incidental to its business however it does not expect the results of any of these actions to have a material adverse effect on its business, results of operation or financial condition.

20. SALE-LEASEBACK

On July 14, 2008, the Company completed a sale-leaseback transaction of its property located in Tucson, AZ (the “Property”).  The Property is used by the Lasertel business. The Company sold the Property to an independent third party for approximately $8.75 million, or $8.4 million net of expenses incurred in connection with the sale, resulting in a gain of approximately $4.6 million. Concurrent with the sale, the Company entered in to an agreement to lease a portion of the property back from the purchaser for a term of 10 years. The lease, which management deemed to be an operating lease, has approximately $5.8 million in future minimum lease payments. The gain associated with the transaction was deferred and included in discontinued operations at the inception of the arrangement and is expected to be amortized ratably over the lease term.

21. SUBSEQUENT EVENTS

In October 2008, the Company filed a lawsuit in New Hampshire Superior Court against Continental Casualty Company (“Continental”), alleging that Continental had breached an insurance contract with the Company. In January 2009 the parties settled this claim, resulting in a payment by Continental to the Company in the amount of $1.2 million.

22. QUARTERLY RESULTS (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter (2)	Fourth Quarter (3) (4)

Fiscal 2008
Revenue	$50,794	$51,606	$48,534	$42,318
Gross profit	$18,400	$17,465	$16,849	$16,027
Income (loss) from continuing operations	887	1,003	626	614
Income (loss) from discontinued operations	(669)	(436)	(431)	(1,070)
Net income (loss)	$218	$567	$195	$(456)
Earnings (loss) per share from continuing operations – basic	0.03	0.03	0.02	0.02
Earnings (loss) per share from discontinued operations – basic	(0.02)	(0.01)	(0.01)	(0.03)
Earnings (loss) per share – basic (1)	$0.01	$0.02	$0.01	$(0.01)

Earnings (loss) per share from continuing operations – diluted	0.03	0.03	0.02	0.02
Earnings (loss) per share from discontinued operations – diluted	(0.02)	(0.01)	(0.01)	(0.03)
Earnings (loss) per share – diluted (1)	$0.01	$0.02	$0.01	$(0.01)

Fiscal 2007
Revenue	$63,463	$66,565	$57,662	$58,883
Gross profit	$17,854	$17,464	$15,108	$18,801
Income (loss) from continuing operations	(640)	(4,867)	(2,684)	(2,164)
Income (loss) from discontinued operations	(338)	37	(932)	(616)
Net income (loss)	$(978)	$(4,830)	$(3,616)	$(2,780)
Earnings (loss) per share from continuing operations – basic	(0.02)	(0.13)	(0.07)	(0.06)
Earnings (loss) per share from discontinued operations – basic	(0.01)	0.00	(0.03)	(0.02)
Earnings (loss) per share – basic (1)	$(0.03)	$(0.13)	$(0.10)	$(0.08)

Earnings (loss) per share from continuing operations – diluted	(0.02)	(0.13)	(0.07)	(0.06)
Earnings (loss) per share from discontinued operations – diluted	(0.01)	0.00	(0.03)	(0.02)
Earnings (loss) per share – diluted (1)	$(0.03)	$(0.13)	$(0.10)	$(0.08)

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

(3) In the fourth quarter of fiscal 2007, the Company recorded $2.5 million of legal expenses relating to pending and threatened litigation.
(4) In the fourth quarter of fiscal 2007, the Company recorded approximately $1.7 million of accounting fees related primarily to the fiscal 2007 audit and European review.

PRESSTEK, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FROM CONTINUING OPERATIONS
(in thousands)

		Additions
	Balance at	Charged to	Deductions	Balance at
	beginning	costs and	and	end
	of period	expenses	write-offs	of period

Allowance for losses on accounts receivable
Fiscal year
2008	$2,538	$1,915	$(1,977)	$2,476
2007	$2,712	$1,671	$(1,845)	$2,538
2006	$3,215	$188	$(691)	$2,712

Reserves for excess and obsolete inventory
Fiscal year
2008	$13,530	$437	$(4,901)	$9,066
2007	$13,868	$5,255	$(5,593)	$13,530
2006	$16,391	$786	$(3,309)	$13,868

(1) Purchase accounting adjustments

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of January 3, 2009, the Company’s disclosure controls and procedures were not effective because of the material weakness identified as of such date discussed in Item 9A(b).  Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

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

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2009, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of January 3, 2009, the Company determined that the following material weakness existed.

Accounting Resources

The Company did not maintain a sufficient complement of personnel with the appropriate level of experience and training in the application of U.S. generally accepted accounting principles (“U.S. GAAP”) to analyze, review, and monitor the accounting for significant or non-routine transactions. This deficiency resulted in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Because of the material weakness described above, management has concluded that our internal control over financial reporting was not effective as of January 3, 2009.

The effectiveness of the Company’s internal control over financial reporting as of January 3, 2009, has been audited by the Company’s independent registered public accounting firm, whose report is included on page 91 of this Annual Report on Form 10-K.

(c)  Remediation Plan for Material Weakness in Internal Control over Financial Reporting

The Company disclosed a material weakness related to accounting for significant or non-routine transactions in the December 29, 2007 Form 10-K. This material weakness was titled “Accounting Resources” in Item 9A(b) of the January 3, 2009 Form 10-K because one of the deficiencies that constituted this material weakness that existed as of December 29, 2007 did not exist as of January 3, 2009.

The Company is transitioning certain accounting activities to the Greenwich, Connecticut office during 2009, and this has resulted in the loss of key personnel prior to completion of the 2008 financial reporting cycle, which contributed to the material weakness. Also, certain of the Company’s accounting personnel were hired near the end of or after fiscal 2008 and did not have sufficient knowledge of the Company to complete an effective review of all transactions.

Our management team continues to engage in substantial efforts to remediate the material weakness noted above.  The following remedial actions are intended both to address the identified material weakness and to enhance our overall internal control over financial reporting.

The following remedial actions have been implemented through January 3, 2009:

•	The Company improved the accounting resources by hiring a new Vice President and Corporate Controller, Assistant Controller, European Finance Director, and Cost Accounting Manager.

•
The Company has implemented a process designed to ensure the timely analysis and documentation of all significant or non-routine accounting transactions by qualified accounting personnel. In addition, the analysis and related documentation must be reviewed and approved by senior management.

The following remedial actions will be implemented after January 3, 2009:

•	A new Director of Tax was appointed in January 2009, and will focus on building a knowledgeable tax department in the Greenwich, Connecticut office.

•
Effective March 17, 2009, the Company established a Financial Resources Steering Committee to develop and implement a corrective action plan to complete remediation of the material weakness.  The Steering Committee is headed by the Chief Financial Officer, Vice President and Corporate Controller, and the Vice President of Human Resources.

•	A new Financial Reporting Manager will be appointed to oversee accounting for significant or non-routine transactions and to prepare SEC filings.

•
The Assistant Controller, under the direction of the Chief Financial Officer and Vice President and Corporate Controller, has commenced a process to recruit and train new accounting personnel for the accounting functions being transferred to the Greenwich, Connecticut office.

(d)  Actions to Address Previously Reported Material Weaknesses that no Longer Exist at January 3, 2009

Management applied substantial resources toward successful remediation of three material weaknesses reported in the Company’s 2007 Annual Report on Form 10-K. The following is a summary of the three material weaknesses that no longer exist as January 3, 2009 and management’s remediation for each deficiency.

Revenue Recognition

Our 2007 Annual Report on Form 10-K identified a material weakness because we did not maintain adequate internal controls applicable to equipment revenue recognition to ensure that sufficient documentation regarding terms and conditions of equipment contracts and agreements were maintained to permit proper evaluation relative to revenue recognition of such contracts and agreements in accordance with U.S. GAAP.  In addition, review controls over accounting for equipment revenue transactions were not operating effectively to identify accounting errors, and monitoring controls designed to ensure that an appropriate review was properly performed were not operating effectively.  Since December 29, 2007 we have completed the following remedial actions:

•	The Company’s revenue recognition process was strengthened to include:
o	Enhanced documentation requirements to support revenue transactions and their related accounting treatment;
o	Requirements for additional senior financial and legal management approvals on departures from standard terms and conditions on sales and service agreements; and
o	Clarification of revenue recognition treatment on distributor equipment transactions.

•	Additional training regarding revenue recognition practices was provided to all sales personnel worldwide.

•
Internal controls at our European operation have been strengthened and reinforced through additional training and supervision, the addition of a full-time European revenue analyst, and requirements for additional credit approvals. In addition, certain personnel changes and realignment of work responsibilities have been implemented.

•
Revenue recognition processes have been restructured to increase sales and accounting personnel participation earlier in the sales process and to improve communication of key terms and conditions in equipment transactions.

•	Review and monitoring controls over equipment transactions involving foreign operations have been enhanced to include a timely review of the terms of transactions by corporate accounting personnel.

Based on the foregoing and the results of our testing of the effectiveness of these controls, we believe that the previously reported material weakness no longer exists as of January 3, 2009.

Account Reconciliations and Journal Entries

Our 2007 Annual Report on Form 10-K identified a material weakness because account reconciliations and journal entries were not consistently reviewed and approved with appropriate supporting documentation in order to ensure completeness and accuracy. In addition, monitoring controls designed to ensure that account reconciliations were properly performed were not operating effectively. Since December 29, 2007 we have completed the following remedial actions:

•
Additional training of Company personnel has been performed to ensure that key account reconciliations are performed, documented, reviewed and approved as part of the monthly financial closing process.

•	The Company improved the accounting resources by hiring a new Vice President and Corporate Controller, Assistant Controller, and European Finance Director.

•
Review and monitoring controls over key account reconciliations have been enhanced to include detailed reviews of monthly reconciliations and supporting documentation by Senior Corporate Finance personnel.

•	Management review controls have been enhanced to ensure that all journal entries are reviewed and approved with appropriate supporting documentation.

Based on the foregoing and the results of our testing of the effectiveness of these controls, we believe that the previously reported material weakness no longer exists as of January 3, 2009.

 Inventory

Our 2007 Annual Report on Form 10-K identified a material weakness because calculations that are performed to determine the inventory adjustments necessary relative to excess and obsolete inventory and the capitalization of manufacturing variances were not reviewed for completeness and accuracy at a sufficient level of precision by someone independent of the preparer and the Company did not have adequate controls to ensure the mathematical accuracy of spreadsheets that were used to perform such calculations. Since December 29, 2007 we have completed the following remedial actions:

•	An independent review, by appropriate management personnel, is performed and documented in a detailed manner to ensure that these complex calculations are performed accurately.

•	The Company has enhanced the spreadsheet controls over the mathematical accuracy of spreadsheets for these inventory account calculations.

•	The Company improved the accounting resources by hiring a new Vice President and Corporate Controller, Assistant Controller, European Finance Director, and Cost Accounting Manager.

Based on the foregoing and the results of our testing of the effectiveness of these controls, we believe that these previously reported material weaknesses no longer exists as of January 3, 2009.

(e) Changes in Internal Control over Financial Reporting

Other than the foregoing measures to remediate the material weaknesses described in Item 9A(d) which were completed during the quarter ended January 3, 2009, there was no change in the Company's internal control over financial reporting during the quarter ended January 3, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Presstek, Inc.:

We have audited Presstek, Inc.’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Presstek, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9Ab). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to accounting resources has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Presstek, Inc. and subsidiaries as of January 3, 2009 and December 29, 2007 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended January 3, 2009 of Presstek, Inc. and subsidiaries. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 consolidated financial statements, and this report does not affect our report dated March 24, 2009, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Presstek, Inc. has not maintained effective internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Boston, Massachusetts
March 24, 2009

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Information with respect to our directors and nominees may be found under the caption “Election of Directors” of the Company’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 3, 2009 (the “Proxy Statement”). Such information is incorporated herein by reference.

Executive Officers

The Company’s executive officers as of the date of this Annual Report on Form 10-K are as follows:

Executive Officer	Position	Age at January 3, 2009
Jeffrey Jacobson	Chairman, President and Chief Executive Officer	49

Jeffrey A. Cook	Executive Vice President and Chief Financial Officer	54

Mark J. Levin	President, Americas Region	52

Kathleen McHugh	Vice President and Chief Marketing Officer	50

Wayne L. Parker	Vice President, Corporate Controller and Chief Accounting Officer	51

James R. Van Horn	Vice President, General Counsel and Secretary	52

Jeffrey Jacobson was appointed President and Chief Executive Officer and a director of the Company in May 2007, and added the title of Chairman on January 1, 2009. From April 2005 until April 2007, he was a Corporate Vice President and the Chief Operating Officer of Kodak’s Graphic Communications Group, a division formed by the integration of six different Kodak companies into a $3.6 billion global enterprise. From April, 2000 through April, 2005, Mr. Jacobson served as Chief Executive Officer of Kodak Polychrome Graphics, a $1.7 billion global joint venture between Sun Chemical Corporation and Kodak. In all, Mr. Jacobson has 22 years of experience in the graphics arts industry. Mr. Jacobson is a board member of the Electronic Document Systems Foundation, as well as a board member of the New York University Graphic Communications Management and Technology Advisory Board.

Jeffrey A. Cook was appointed Senior Vice President, Chief Financial Officer in February 2007 and appointed Executive Vice President in February 2008. From July 2005 until February 2007 he was self-employed. Prior thereto, he served as Senior Vice President and Chief Financial Officer of Kodak Polychrome Graphics, a joint venture between Kodak and Sun Chemical Corporation.

Mark J. Levin was appointed President, Americas Region in November 2007. From October 2005 until March 2007 he served as President-Commercial Group of Sun Chemical Corporation. From October 2003 until October 2005 he served as President-Publication Inks of Sun Chemical. Prior thereto, he served as Senior Vice President of Heidelberg.

Kathleen McHugh was appointed Vice President and Chief Marketing Officer in May, 2008. Ms. McHugh, with over 20 years of industry experience, is focused on expanding Presstek’s global presence in the growing digital color printing market. Ms. McHugh joined Kodak in 1984, and most recently served as Vice President and Regional Business Manager of Kodak’s U.S. and Canadian Prepress Solutions. Previously, Ms. McHugh served as Kodak’s Vice President, Global Marketing, Prepress Solutions. From 1998 to 2005, Ms. McHugh held high level strategic and marketing roles in Kodak Polychrome Graphics, a joint venture between Kodak and Sun Chemical companies.

Wayne L Parker was appointed Vice President, Corporate Controller and Chief Accounting Officer of the Company in April, 2008. Mr. Parker is a CPA with extensive financial experience, including compliance and audit, in major organizations across several industries. Mr. Parker joined Presstek in May, 2007 as Director of Internal Audit. Prior to joining Presstek, Mr. Parker served as Director, Sarbanes-Oxley Compliance at Kodak Company’s Graphics Communications Group; and Director of Internal Audit at Kodak Polychrome Graphics.

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

Audit Committee

The information in the Proxy Statement under the caption “Audit Committee” is incorporated herein by reference.

Compliance With Section 16(A) of the Exchange Act

The information in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Code of Ethics

The policies comprising the Company’s code of ethics are set forth in the Company’s Code of Business Conduct and Ethics. These policies contain provisions satisfying all the elements of the SEC’s requirements for a “code of ethics,” and apply to all directors, officers and employees, as well as the directors, officers and employees of any of its subsidiaries. The Code of Business Conduct and Ethics can be found on the Company’s website at www.presstek.com/about-investor-code.htm. The Company will disclose any amendments to the Code of Business Conduct and Ethics with regard to the provisions of the Code required by SEC requirements, or any waivers from such provisions provided to any of the Company’s principal executive, financial or accounting officers or controller (or persons performing similar functions), on that website or in a report on Form 8-K.

Item 11. Executive Compensation.

The information in the Proxy Statement under the captions “Executive Compensation” and “Compensation of Directors” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information in the Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans Information” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information in the Proxy Statement under the captions “Related Person Transactions” and “Board of Directors and Committee Independence” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information in the Proxy Statement under the caption “Independent Audit Fees” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements

The consolidated financial statements of the Company are listed in the index under Part II, Item 8, of this Annual Report on Form 10-K.

(2) Financial Statement Schedule

The following financial statement schedule is filed as part of this report under Schedule II (Valuation and Qualifying Accounts and Reserves) for the 2006 – 2008 fiscal years. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is contained in the consolidated financial statements, or notes thereto, included herein.

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

PRESSTEK, INC.

/s/ Jeffrey Jacobson
Jeffrey Jacobson
Chairman, President and Chief Executive Officer
Date: March 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jeffrey Jacobson
Jeffrey Jacobson	Chairman, President and Chief Executive Officer	March 24, 2009
(Principal Executive Officer)

/s/ Jeffrey A. Cook
Jeffrey A. Cook	Executive Vice President and Chief Financial Officer	March 24, 2009
(Principal Financial Officer)

/s/ Wayne L. Parker
Wayne L. Parker	Vice President – Corporate Controller	March 24, 2009
(Principal Accounting Officer)

/s/ John W. Dreyer
John W. Dreyer	Lead Director	March 24, 2009

/s/ Edward E. Barr
Edward E. Barr	Director	March 24, 2009

/s/ Daniel S. Ebenstein, Esq.
Daniel S. Ebenstein, Esq.	Director	March 24, 2009

/s/ Dr. Lawrence Howard
Dr. Lawrence Howard	Director	March 24, 2009

/s/ Steven N. Rappaport
Steven N. Rappaport	Director	March 24, 2009

/s/ Frank D. Steenburgh
Frank D. Steenburgh	Director	March 24, 2009

/s/ Donald C. Waite, III
Donald C. Waite, III	Director	March 24, 2009

Exhibit Number	Description	Reference

2.1
(i) Asset Purchase Agreement among Presstek, Inc., Silver Acquisitions Corp., Paragon Corporate Holdings, Inc., A.B. Dick Company, A.B. Dick Company of Canada, Ltd. And Interactive Media Group, Inc., dated July 13, 2004.
Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 13, 2004.
	(ii) Amendment to Asset Purchase Agreement between the Presstek, Inc. and A.B. Dick Company dated August 20, 2004.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed on November 12, 2004.
	(iii) Second Amendment to Asset Purchase Agreement between Presstek, Inc. and A.B. Dick Company dated November 5, 2004.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 12, 2004.
3.1	Amended and Restated Certificate of Incorporation of Presstek, Inc.	Incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 1996.
3.2	By-laws of Presstek, Inc.	Incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995.
10.1**	1998 Stock Incentive Plan.	Incorporated by reference to Exhibit A to the Company’s Definite Proxy Statement, filed April 24, 1998.
10.2**	2002 Employee Stock Purchase Plan of Presstek, Inc.	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed August 9, 2002.
10.3**	2003 Stock Option and Incentive Plan of Presstek, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003.
10.4**	2008 Omnibus Incentive Plan.	Incorporated by reference to Appendix A to the Company’s Definite Proxy Statement, filed May 9, 2008.
10.5*	OEM Consumables Supply Agreement by and between Presstek, Inc. and Heidelberger Druckmaschinen, AG., dated July 1, 2003.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.
10.6*	OEM Consumables Supply Agreement by and between Presstek, Inc. and Heidelberg U.S.A., Inc. dated July 1, 2003.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.
10.7	(i) Credit Agreement by and among Presstek, Inc., Lasertel Inc., Citizens Bank New Hampshire and Keybank National Association dated October 15, 2003.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.
	(ii) Amended and Restated Credit Agreement among the Presstek, Inc., Citizens Bank New Hampshire, KeyBank National Association and Bank North N.A. dated November 5, 2004.	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on November 12, 2004.

	(iii) Amendment to the Amended and Restated Credit Agreement among the Presstek, Inc., Citizens Bank New Hampshire, KeyBank National Association and Bank North N.A. dated July 29, 2008.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed July 31, 2008.
10.8	Security Agreement by and between Presstek, Inc. and Citizens Bank New Hampshire dated October 15, 2003.	Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.
10.9	Security Agreement by and between Lasertel, Inc. and Citizens Bank New Hampshire dated October 15, 2003.	Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.
10.10	Security Agreement (Intellectual Property) by and between Presstek, Inc. and Citizens Bank New Hampshire dated October 15, 2003.	Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.
10.11	Security Agreement (Intellectual Property) by and between Lasertel, Inc. and Citizens Bank New Hampshire dated October 15, 2003.	Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.
10.12	Mortgage and Security Agreement between Presstek, Inc. and Citizens Bank New Hampshire dated October 15, 2003.	Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 12, 2003.
10.13	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and among Presstek, Inc., First American Title Insurance Company and Citizens Bank New Hampshire dated October 15, 2003.	Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.
10.14	Amendment dated July 29, 2008, to the Amended Restated Credit Agreement among Presstek, Inc., Citizens Bank New Hampshire, KeyBank National Association and Bank North N.A. dated November 5, 2004.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed July 31, 2008.
10.15**	Employment Agreement by and between Presstek, Inc. and Jeffrey Cook dated February 27, 2007.	Incorporated by reference to Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.
10.16**	Nonqualified Stock Option Agreement by and between Presstek, Inc. and Jeffrey Cook dated February 27, 2007.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed March 2, 2007.
10.17**	Employment Agreement by and between Presstek, Inc. and Jeffrey Jacobson dated May 10, 2007.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
10.18**	Non-Plan, Non-qualified Stock Option Agreement by and between Presstek, Inc. and Jeffrey Jacobson dated May 10, 2007.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter end March 31, 2007.
10.19**	Forms of Stock Option Agreement under 2008 Omnibus Incentive Plan.	Filed with this report.
10.20	(i) Purchase and Sale Agreement and Escrow Instruction by and between Presstek, Inc. and EJC Properties, LLLP dated April 24, 2008.	Filed with this report.
	(ii) First Amendment to Purchase and Sale Agreement and Escrow Instruction by and between Presstek, Inc. and EJC Properties, LLLP dated June 27, 2008	Filed with this report.
21.1	Subsidiaries of the Registrant.	Filed with this report.
23.1	Consent of KPMG LLP.	Filed with this report.
31.1	Certification of Chief Executive Officer Pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended.	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended.	Filed with this report.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
__________

*	The SEC has granted Presstek’s request of confidential treatment with respect to a portion of this exhibit.

**	Management contract or compensatory plan or arrangement.