Form 10-Q
period 2009-05-14
PRESSTEK INC /DE/
filed 2009-05-14
CIK 846876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

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

(203) 769-8056
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):
Large accelerated filer ☐         Accelerated filer ☑          Non-accelerated filer ☐        Smaller reporting company ☐
                                        (do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑

As of May 1, 2009, there were 36,692,665 shares of the Registrant’s Common Stock, $0.01 par value, outstanding.

PRESSTEK, INC.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  See “Information Regarding Forward-Looking Statements” under Part 1 – Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Quarterly Report on Form 10-Q.

DI is a registered trademark of Presstek, Inc.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)
	April 4,	January 3,
	2009	2009

ASSETS
Current assets
Cash and cash equivalents	$5,262	$4,738
Accounts receivable, net	28,689	30,759
Inventories	38,294	37,607
Assets of discontinued operations	13,884	13,330
Deferred income taxes	7,490	7,066
Other current assets	4,115	4,095
Total current assets	97,734	97,595

Property, plant and equipment, net	24,779	25,530
Goodwill	19,114	19,114
Intangible assets, net	3,953	4,174
Deferred income taxes	10,524	10,494
Other noncurrent assets	568	606

Total assets	$156,672	$157,513

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligation	$2,454	$4,074
Line of credit	12,487	12,415
Accounts payable	14,525	12,060
Accrued expenses	12,799	13,261
Deferred revenue	6,523	7,300
Liabilities of discontinued operations	5,639	5,702
Total current liabilities	54,427	54,812

Other long-term liabilities	169	170

Total liabilities	54,596	54,982

Stockholders' equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized, 36,692,665 and
36,637,181 shares issued and outstanding at April 4, 2009 and
January 3, 2009, respectively	366	366
Additional paid-in capital	118,499	117,985
Accumulated other comprehensive loss	(5,732)	(5,954)
Accumulated deficit	(11,057)	(9,866)
Total stockholders' equity	102,076	102,531

Total liabilities and stockholders' equity	$156,672	$157,513

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)
(Unaudited)

	Three months ended
	April 4,	March 29,
	2009	2008

Revenue
Product	$26,896	$41,390
Service and parts	7,564	9,404
Total revenue	34,460	50,794

Cost of revenue
Product	16,377	25,468
Service and parts	5,989	6,926
Total cost of revenue	22,366	32,394

Gross profit	12,094	18,400

Operating expenses
Research and development	1,260	1,363
Sales, marketing and customer support	6,365	7,420
General and administrative	5,972	6,973
Amortization of intangible assets	254	291
Restructuring and other charges	84	635
Total operating expenses	13,935	16,682

Operating income (loss)	(1,841)	1,718
Interest and other income (expense), net	460	(472)

Income (loss) from continuing operations before income taxes	(1,381)	1,246
Provision (benefit) for income taxes	(275)	359

Income (loss) from continuing operations	(1,106)	887
Loss from discontinued operations, net of tax	(85)	(669)

Net income (loss)	$(1,191)	$218

Earnings (loss) per share - basic
Income (loss) from continuing operations	$(0.03)	$0.03
Loss from discontinued operations	(0.00)	(0.02)
	$(0.03)	$0.01

Earnings (loss) per share - diluted
Income (loss) from continuing operations	$(0.03)	$0.03
Loss from discontinued operations	(0.00)	(0.02)
	$(0.03)	$0.01

Weighted average shares outstanding
Weighted average shares outstanding - basic	36,637	36,568
Dilutive effect of options	-	8
Weighed average shares outstanding - diluted	36,637	36,576

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	April 4,	March 29,
	2009	2008
Operating activities
Net income (loss)	$(1,191)	$218
Add loss from discontinued operations	85	669
Income (loss) from continuing operations	(1,106)	887
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	937	1,321
Amortization of intangible assets	254	291
Restructuring and other charges	-	166
Provision for warranty costs	16	207
Provision for accounts receivable allowances	(24)	105
Stock compensation expense	457	442
Deferred income taxes	(454)	(75)
Loss on disposal of assets	-	3
Changes in operating assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	1,758	4,860
Inventories	(683)	(2,811)
Other current assets	(21)	(668)
Other noncurrent assets	349	35
Accounts payable	2,478	(669)
Accrued expenses	(646)	(1,278)
Restructuring and other charges	84	469
Deferred revenue	(777)	(1,435)
Net cash provided by operating activities	2,622	1,850

Investing activities
Purchase of property, plant and equipment	(180)	(92)
Investment in patents and other intangible assets	(33)	(57)
Net cash used in investing activities	(213)	(149)

Financing activities
Net proceeds from issuance of common stock	57	84
Repayments of term loan and capital lease	(1,620)	(1,760)
Net borrowings (repayments) under line of credit agreement	72	(5,000)
Net cash used in financing activities	(1,491)	(6,676)

Cash provided by (used in) discontinued operations
Operating activities	(586)	(682)
Investing activities	(28)	(261)
Financing activities	-	-
Net cash used in discontinued operations	(614)	(943)

Effect of exchange rate changes on cash and cash equivalents	220	(193)

Net decrease in cash and cash equivalents	524	(6,111)
Cash and cash equivalents, beginning of period	4,738	12,558
Cash and cash equivalents, end of period	$5,262	$6,447

Supplemental disclosure of cash flow information
Cash paid for interest	$120	$724
Cash paid for income taxes	$95	$51

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 4, 2009
(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements of Presstek, Inc. and its subsidiaries (“Presstek,” the “Company,” “we” or “us”) contain all adjustments, including normal recurring adjustments, necessary to present fairly Presstek’s financial position as of April 4, 2009 and January 3, 2009, its results of operations for the three months ended April 4, 2009 and March 29, 2008 and its cash flows for the three months ended April 4, 2009 and March 29, 2008, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the interim reporting requirements of Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

The results of the three months ended April 4, 2009 are not necessarily indicative of the results to be expected for the year ending January 2, 2010.  The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2009, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2009.

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

On September 24, 2008, the Company’s Board of Directors approved a plan to market the Lasertel subsidiary for sale. The financial statements have been restated to reflect the Lasertel segment as discontinued operations.

Any future changes to this organizational structure may result in changes to the segments currently disclosed.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Intercompany transactions and balances have been eliminated.

The Company operates and reports on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the thirteen week periods ended April 4, 2009 (the “first quarter of fiscal 2009” or the “three months ended April 4, 2009”) and March 29, 2008 (the “first quarter of fiscal 2008” or the “three months ended March 29, 2008”).

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 4, 2009
(Unaudited)

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

Approximately 4,260,000 and 3,750,000 options to purchase common stock were excluded from the calculation of diluted earnings (loss) per share for the three months ended April 4, 2009 and March 29, 2008, respectively, as their effect would be antidilutive.

Foreign Currency Translation and Transactions

The Company’s foreign subsidiaries use the local currency as their functional currency.  Accordingly, assets and liabilities are translated into U.S. dollars at current rates of exchange in effect at the balance sheet date.  Revenues and expenses from these subsidiaries are translated at average monthly exchange rates in effect for the periods in which the transactions occur.  The resulting unrealized gains or losses are reported under the caption “Accumulated other comprehensive loss” in the Company’s Consolidated Financial Statements.

Gains and losses arising from foreign currency transactions are reported as a component of Interest and other income (expense), net in the Company’s Consolidated Statements of Operations.  The Company recorded a loss on foreign currency transactions of approximately $0.8 million for the three months ended April 4, 2009 and a loss of $0.2 million for the three months ended March 29, 2008.

Use of Estimates

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

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended January 3, 2009, which was filed with the SEC on March 24, 2009.  There were no significant changes to the Company’s critical accounting policies in the three months ended April 4, 2009.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 4, 2009
(Unaudited)

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141(R)-1).  This FSP clarifies and amends FAS No. 141(R) regarding the initial recognition, measurement, accounting and disclosure of assets and liabilities that arise from contingencies in a business combination.  Assets and liabilities that arise from a contingency that can be measured at the date of the acquisition shall be recorded at fair value.  FSP FAS 141(R)-1 is effective for all acquisitions completed in annual years beginning on or after December 15, 2008.  The adoption of FSP FAS 141(R)-1 will impact any future acquisitions made by the Company.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 requires all publicly traded companies to disclose the fair value of all financial instruments in interim reporting periods and annual reporting periods.  FSP FAS 107-1 and APB 28-1 shall be effective for interim and annual periods ending after June 15, 2009.   The adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4).  FSP FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  FSP FAS 157-4 provides factors to consider in determining when the volume and level of activity have decreased as well as when a transaction would be considered orderly.  FSP FAS 157-4 does not change the principle of FAS No.157, “Fair Value Measurements,” (FAS 157) in that an asset or liability should be valued at a price a third party would be willing to pay in an orderly transaction.   FSP FAS 157-4 also expands disclosures in interim periods regarding the valuation methods selected.   FSP FAS 157-4 shall be effective for interim and annual periods ending after June 15, 2009.  Earlier adoption is permitted only if the Company also adopts FSP FAS 107-1 and APB 28-1.  The Company is currently evaluating the impact, if any, of the adoption of FSP FAS 157-4 will have on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2).  FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP FAS 115-2 and FAS 124-2 shall be effective for interim and annual periods ending after June 15, 2009.  Earlier adoption is permitted only if the Company also adopts FSP FAS 157-4.  The Company is currently evaluating the impact, if any, the adoption of FSP FAS 115-2 and 124-2 will have on its consolidated financial statements .

In January 2009, the Company adopted the remaining provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”) for non-financial assets. The adoption of these provisions has not had an impact of the Company’s statements of operations or statement of financial position.

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

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 4, 2009
(Unaudited)

beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company will apply the provisions of SFAS 141(R) to any acquisition after January 3, 2009.

SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB 51. This statement amends Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of SFAS 160 did not impact the Company’s consolidated financial position and results of operations because the Company does not have any noncontrolling interests.

In January 2009, the Company adopted Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”), which requires enhanced disclosures related to derivative instruments and hedging activities.  The adoption of SFAS 161 did not impact the Company’s consolidated financial position and results of operations because the Company does not have any derivative instruments or engage in hedging activities.

2. DISCONTINUED OPERATIONS

The Company accounts for its discontinued operations under the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets ( “SFAS 144”). Accordingly, results of operations and the related expenses associated with discontinued operations have been classified as “Loss from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations. Assets and liabilities of discontinued operations have been reclassified and reflected on the accompanying Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations.” For comparative purposes, all prior periods presented have been reclassified on a consistent basis.

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

Results of operations of the discontinued business of Lasertel consist of the following (in thousands, except per-share data):

	Three months ended
	April 4, 2009	March 29, 2008
Revenues from external customers	$1,975	$1,637
Loss before income taxes	(107)	(1,107)
Benefit from income taxes	(22)	(438)
Loss from discontinued operations	$(85)	$(669)
Loss per share	$0.00	$(0.02)

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 4, 2009
(Unaudited)

Assets and liabilities of the discontinued business of Lasertel consist of the following (in thousands):

	April 4, 2009	January 3, 2009

Cash and cash equivalents	$59	$369
Receivables, net	2,059	2,187
Inventories	5,461	4,478
Other current assets	115	134
Property, plant & equipment, net	5,291	5,263
Intangible assets, net	899	899
Total assets	$13,884	$13,330

Accounts payable	$930	$884
Accrued expenses	443	448
Deferred gain	4,266	4,370
Total Liabilities	$5,639	$5,702

3. FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities in the first quarter of fiscal 2008, which did not have a material impact on the Company’s consolidated financial statements. In accordance with FASB Staff Position (“FSP FAS”) 157-2, Effective Date of FASB Statement No. 157, the Company deferred application of SFAS No. 157 until January 4, 2009, in relation to nonrecurring nonfinancial assets and nonfinancial liabilities including goodwill impairment testing, asset retirement obligations, long-lived asset impairments and exit and disposal activities. The adoption of these provisions has not had an impact on the Company’s statements of operations or statement of financial position.

4.  ACCOUNTS RECEIVABLE, NET

The components of Accounts receivable, net are as follows (in thousands):

	April 4, 2009	January 3, 2009

Accounts receivable	$31,562	$33,233
Less allowances	(2,873)	(2,476)
	$28,689	$30,757

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 4, 2009
(Unaudited)

5.  INVENTORIES

The components of Inventories are as follows (in thousands):

	April 4, 2009	January 3, 2009

Raw materials	$2,627	$2,946
Work in process	4,927	4,950
Finished goods	30,740	29,711
	$38,294	$37,607

6.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, net, are as follows (in thousands):

	April 4, 2009	January 3, 2009

Land and improvements	$1,301	$1,301
Buildings and leasehold improvements	22,291	22,016
Production and other equipment	42,827	42,363
Office furniture and equipment	9,538	9,402
Construction in process	449	1,098
Total property, plant and equipment, at cost	76,406	76,180
Accumulated depreciation and amortization	(51,627)	(50,650)
Net property, plant and equipment	$24,779	$25,530

Construction in process is generally related to production equipment not yet placed into service.

The Company recorded depreciation expense of $0.9 million in the first quarter of fiscal 2009 and $1.3 million in the first quarter of fiscal 2008.  Under the Company’s financing arrangements (see Note 8), all property, plant and equipment are pledged as security.

7.  INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of patents, intellectual property, license agreements, loan origination fees and certain identifiable intangible assets resulting from business combinations, including trade names, customer relationships, non-compete covenants and software licenses.

The Company commences amortization of capitalized costs related to either patents or purchased intellectual property at the time the respective asset has been placed into service.  At both April 4, 2009 and January 3, 2009, the Company had recorded $0.4 million related to patents and intellectual property not yet in service.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 4, 2009
(Unaudited)

The components of the Company’s identifiable intangible assets are as follows (in thousands):

	April 4, 2009		January 3, 2009
	Cost	Accumulated amortization	Cost	Accumulated amortization

Patents and intellectual property	$9,363	$7,934	$9,390	$7,870
Trade names	2,360	2,360	2,360	2,360
Customer relationships	4,452	2,330	4,452	2,235
Software licenses	450	450	450	450
License agreements	750	386	750	368
Non-compete covenants	100	100	100	100
Loan origination fees	332	294	332	277
	$17,807	$13,854	$17,834	$13,660

The Company recorded amortization expense for its identifiable intangible assets of $0.3 million and $0.3 million in the first quarters of fiscal 2009 and fiscal 2008, respectively. Estimated future amortization expense for the Company’s identifiable intangible assets in service at April 4, 2009, is as follows (in thousands):

Remainder of fiscal 2009	$763
Fiscal 2010	$906
Fiscal 2011	$720
Fiscal 2012	$405
Fiscal 2013	$386
Fiscal 2014	$317
Thereafter	$--

The carrying amount of goodwill recorded by the Company’s Presstek reporting unit was $ 19.1 million at April 4, 2009.  There have been no changes to this amount since January 3, 2009.

In accordance with the provisions of SFAS 142, goodwill is tested at least annually, on the first business day of the third quarter, for impairment, or more frequently, if indicators of potential impairment arise. The Company’s impairment review is based on a fair value test. The Company uses its judgment in conducting ongoing assessments of whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts may signal that an asset has been impaired. Should the fair value of goodwill, as determined by the Company at any measurement date, fall below its carrying value, a charge for impairment of goodwill will be recorded in the period. Based on events such as the decline in the Company’s stock price during the first quarter of 2009 and the unstable economic and credit conditions, the Company assessed the value of goodwill as of April 4, 2009. No goodwill impairment was identified as of the end of the first quarter of 2009.  Depending on market and economic conditions, impairment could be identified in future periods, which would result in a non-cash impairment charge.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 4, 2009
(Unaudited)

8.  FINANCING ARRANGEMENTS

The components of the Company’s outstanding borrowings at April 4, 2009 and January 3, 2009 are as follows (in thousands):

	April 4, 2009	January 3, 2009

Term loan	$2,454	$4,074
Line of credit	12,487	12,415
	14,941	16,489
Less current portion	(14,941)	(16,489)
Long-term debt	$--	$--

The Company’s Senior Secured Credit Facilities (the “Facilities”) include a $35.0 million five-year secured term loan (the “Term Loan”) and a $45.0 million five-year secured revolving line of credit (the “Revolver”).  The Company granted a security interest in all of its assets in favor of the lenders under the Facilities.  In addition, under the Facilities agreement, the Company is prohibited from declaring or distributing dividends to shareholders. These credit facilities will expire in November 2009.  The Company is currently evaluating its financing options, and fully intends to have a new revolving line of credit in place by November 2009 to be used for working capital and other operating purposes. In the event that we are unable to have a new revolving line of credit in place by November 2009, we expect to be able to pay off our existing Revolver and Term Loan through a combination of the $5.3 million in cash and cash equivalents at April 4, 2009, net cash generated from operations, and if needed, cash received from other sources. Other sources could include cash received from the sale of our Lasertel business, financing from new asset based lending agreements, and the sale-leaseback of currently owned property.

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

At April 4, 2009 and January 3, 2009, the Company had outstanding balances on the Revolver of $12.5 million and $12.4 million, respectively, with interest rates of 1.8 % and 2.7%, respectively.  At April 4, 2009, there were $1.2 million of outstanding letters of credit, thereby reducing the amount available under the Revolver to $31.3 million at that date.

Prior to an amendment to the Facilities in the third quarter of 2008, principal payments on the Term Loan were payable in consecutive quarterly installments of $1.75 million, with a final settlement of all remaining principal and

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 4, 2009
(Unaudited)

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

The weighted average interest rate on the Company’s short-term borrowings was 1.9% at April 4, 2009.

Under the terms of the Revolver and the Term Loan, the Company is required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA (a non-U.S. GAAP measurement that the Company defines as earnings before interest, taxes, depreciation, amortization, and restructuring and other charges) and minimum fixed charge coverage covenants.  At April 4, 2009, the Company was in compliance with all covenants.

9.  ACCRUED EXPENSES

The components of accrued expenses are as follows (in thousands):

	April 4, 2009	January 3, 2009

Accrued payroll and employee benefits	$4,345	$4,085
Accrued warranty	1,539	2,102
Accrued restructuring and other charges	471	799
Accrued royalties	146	232
Accrued income taxes and other taxes	959	282
Accrued legal	2,089	2,394
Accrued professional fees	1,321	1,122
Other	1,929	2,245
	$12,799	$13,261

10.  ACCRUED WARRANTY

Product warranty activity in the first three months of fiscal 2009 is as follows (in thousands):

Balance at January 3, 2009	$2,102
Accruals for warranties	(258)
Utilization of accrual for warranty costs	(305)
Balance at April 4, 2009	$1,539

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 4, 2009
(Unaudited)

11.  DEFERRED REVENUE

The components of deferred revenue are as follows (in thousands):

	April 4, 2009	January 3, 2009

Deferred service revenue	$5,780	$6,507
Deferred product revenue	743	793
	$6,523	$7,300

12.  RESTRUCTURING AND OTHER CHARGES

In the third quarter of fiscal 2008, the Company announced its plans to transfer certain of its corporate functions from the Hudson, NH facility to the Greenwich, CT facility.  As such, the Company will accrue for severance and any retention bonuses related to this plan ratably over the requisite service period. The Company recorded expense of approximately $0.1 in the first quarter of fiscal 2009 related to this event, and expects to incur additional expenses through the second quarter of 2009.

The activity for the first three months of fiscal 2009 related to the Company’s restructuring accruals is as follows (in thousands):
	Balance January 3, 2009	Charged to expense	Utilization	Balance April 4, 2009

Executive contractual obligations	$462	$--	$(128)	$334
Severance and fringe benefits	337	84	(284)	137
	$799	$84	$(412)	$471

13.  STOCK-BASED COMPENSATION

The Company has equity incentive plans that are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee oversees and approves which employees receive grants, the number of shares or options granted and the exercise prices and other terms of the awards.

1998 Stock Option Plan

The 1998 Stock Incentive Plan (the “1998 Incentive Plan”) provides for the award of stock options, restricted stock, deferred stock, and other stock based awards to officers, directors, employees, and other key persons (collectively “awards”). A total of 3,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan. Any options granted under the 1998 Incentive Plan become exercisable upon the earlier of a date set by the Board of Directors or Committee at the time of grant or the close of business on the day before the tenth anniversary of the stock options’ date of grant. This plan expired on April 6, 2008 and therefore no options were granted under this plan after this date. At April 4, 2009, there were 378,775 options outstanding. The options will expire at various dates as prescribed by the individual option grants.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 4, 2009
(Unaudited)

2003 Stock Option Plan

The 2003 Stock Option and Incentive Plan (the “2003 Plan”) provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including those directors who are not an employee or officer of the Company, such directors being referred to as “non-employee directors”), consultants and advisors of the Company and its subsidiaries. The 2003 Plan provides for an automatic annual grant of 7,500 stock options to all active Non-Employee Directors and an option to purchase 25,000 shares is granted to newly elected non-employee directors, all of which vest over a one year period. Additional grants may be awarded at the discretion of the Board of Directors or Committee, and on April 7, 2005, effective for fiscal 2005 forward, the Company’s Board of Directors approved an additional annual grant of 7,500 options to re-elected non-employee directors. A total of 2,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under the 2003 Plan. For the three months ended April 4, 2009 and March 29, 2008, no options were issued under the 2003 Plan.  At April 4, 2009, there were 1,831,400 options outstanding under this plan.

2008 Omnibus Incentive Plan

The 2008 Omnibus Incentive Plan (the “2008 Plan”), approved by the stockholders of the Company on June 11, 2008, provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including non-employee directors), consultants and advisors of the Company and its subsidiaries.  A total of 3,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan.  Awards granted under this plan may have varying vesting and termination provisions and can have no longer than a ten year contractual life. For the three months ended April 4, 2009, there were 75,000 options granted under this plan. At April 4, 2009, there were 872,109 options outstanding and 2,127,891 shares available for future grants under this plan.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) is designed to provide eligible employees of the Company and its participating U.S. subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three-month offering period, whichever is lower. All employees of the Company or participating subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the Company’s common stock are eligible to participate in the ESPP. A total of 950,000 shares of the Company’s common stock, subject to adjustment, have been reserved for issuance under this plan. The Company issued 28,421 shares and 18,926 shares of common stock under its ESPP for the three months ended April 4, 2009 and March 29, 2008, respectively.

Restricted Stock and Non-plan Stock Options

In the second quarter of fiscal 2007, the Company granted 300,000 shares of restricted stock and 1,000,000 stock options to its President and Chief Executive Officer (“CEO”) under a non-plan, non-qualified stock option agreement. The award of restricted stock vested on May 10, 2007, the effective date of the CEO’s employment agreement with the Company. The stock options granted under the stock option agreement provide for vesting of 200,000 options on May 10, 2007, 200,000 on January 1, 2008, 200,000 on January 1, 2009, 200,000 on January 1, 2010 and 200,000 on January 1, 2011, subject to service conditions only.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 4, 2009
(Unaudited)

Stock-Based Compensation

Stock-based compensation associated with stock option grants to all officers, directors, and employees is included as a component of “General and administrative expense” in the Company’s Consolidated Statements of Operations.

Stock based compensation expense for the three months ended April 4, 2009 and March 29, 2008 is as follows (in thousands):

	Three months ended
Stock option plan	April 4, 2009	March 29, 2008

2008 Plan	$205	$--
2003 Plan	110	257
1998 Plan	3	43
ESPP	10	13
Non-plan, non-qualified	129	129

Total	$457	$442

As of April 4, 2009, there was $3.4 million of unrecognized compensation expense related to stock option grants. The weighted average period over which the remaining unrecognized compensation expense will be recognized is 2.2 years.

Valuation Assumptions

ESPP
The fair value of the rights to purchase shares of common stock under the Company’s ESPP was estimated on the commencement date of the offering period using the Black-Scholes valuation model with the following assumptions:

	Three months ended	Three months ended
	April 4, 2009	March 29, 2008

Risk-free interest rate	0.00%	1.22%
Volatility	162.48%	46.35%
Expected life (in years)	0.25	0.25
Dividend yield	--	--

Based on the above assumptions, the weighted average fair values of each stock purchase right under the Company’s ESPP for the first three months of 2009 and 2008 was $0.89 and $1.07, respectively.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 4, 2009
(Unaudited)

Plan Options

The fair value of the options to purchase common stock granted in the first three months of fiscal 2009 and fiscal 2008 under the 2008 Plan, the 2003 Plan and the 1998 Plan was estimated on the respective grant dates using the Black-Scholes valuation model with the following assumptions:

	Three months ended	Three months ended
	April 4, 2009	March 29, 2008

Risk-free interest rate	2.46%	2.72%
Volatility	68.48%	52.25%
Expected life (in years)	5.67	5.56
Dividend yield	--	--

Based on the above assumptions, the weighted average fair value of each option to purchase a share of the Company’s common stock granted in the first three months of fiscal 2009 under the 2008 Plan was $2.02.

Restricted Stock Award

There were no restricted stock grants in the first three months of 2009 and 2008.

Non-Plan Stock Options

There were no non-plan options granted in the first three months of fiscal 2009.

Expected volatilities are based on historical volatilities of Presstek’s common stock.  The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, the Company’s historical exercise patterns and the ESPP purchase period.  The risk-free rate is based on a U.S. Treasury securities rate for the period corresponding to the expected life of the options or ESPP purchase period.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 4, 2009
(Unaudited)

Stock Option Activity

Stock option activity for the three months ended April 4, 2009 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at January 3, 2009	4,344,088	$7.24
Granted	75,000	$3.21
Exercised	--	--
Canceled/expired	(159,112)	$12.59
Outstanding at April 4, 2009	4,259,976	$6.97	6.56 years	$0.0 million

Exercisable at April 4, 2009	2,591,475	$7.89	5.33 years	$0.0 million

There were no options exercised during the first quarter of fiscal 2009.

During the three months ended March 29, 2008, the total intrinsic value of stock options exercised was approximately $0.1 million.

14.  INTEREST AND OTHER INCOME (EXPENSE)

The components of Interest and other income (expense), net, are as follows (in thousands):

	Three months ended
	April 4, 2009	March 29, 2008

Interest income	$18	$40
Interest expense	(74)	(408)
Other income (expense), net	516	(104)
	$460	$(472)

The amounts reported as Other income (expense), net, also include (1) $0.8 million and $0.2 million, respectively, for losses on foreign currency transactions for the three months ended April 4, 2009 and March 29, 2008, and (2) a $1.2 million gain from settlement of a lawsuit for the three months ended April 4, 2009 (please see note 19).

15.  INCOME TAXES

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.  Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

The Company’s tax benefit was $0.3 million and a provision of $0.4 million for the three months ended April 4, 2009 and March 29, 2008, respectively, on pre-tax income (loss) from continuing operations of $(1.4) million and $1.2 million for the respective periods.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 4, 2009
(Unaudited)

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

The primary component of Accumulated other comprehensive income is unrealized gains or losses on foreign currency translation.  The components of comprehensive income (loss) are as follows (in thousands):

	Three months ended
	April 4, 2009	March 29, 2008

Net income (loss)	$(1,191)	$218
Changes in accumulated other comprehensive income:
Unrealized foreign currency translation gains (losses)	222	(161)
Comprehensive income (loss)	$(969)	$57

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

On September 24, 2008, the Company’s Board of Directors approved a plan to market the Lasertel subsidiary for sale.As such, the Presstek Segment makes up the entire results of continuing operations.  The Lasertel business will continue to operate as previously operated, including its marketing and new business/product development activities. Presstek has no intentions to shut down the business.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 4, 2009
(Unaudited)

Asset information for the Company’s segments as of April 4, 2009 and January 3, 2009 is as follows (in thousands):

	April 4, 2009	January 3, 2009

Presstek	$142,788	$144,183
Lasertel (assets of discontinued operations)	13,884	13,330
	$156,672	$157,513

The Company’s classification of revenue by geographic area is determined by the location of the Company’s customer.  The following table summarizes revenue information by geographic area (in thousands):

	Three months ended
	April 4, 2009	March 29, 2008

United States	$22,106	$35,563
United Kingdom	4,292	4,166
Canada	1,917	1,897
Germany	1,805	885
Japan	1,009	542
All other	3,331	7,741
	$34,460	$50,794

The Company’s long-lived assets by geographic area are as follows (in thousands):

	April 4, 2009	January 3, 2009

United States	$57,710	$58,580
United Kingdom	499	602
Canada	729	736
	$58,938	$59,918

18.  RELATED PARTIES

The Company engages the services of Amster, Rothstein & Ebenstein, a law firm of which Board member Daniel S. Ebenstein is a partner.  Expenses incurred for services from this law firm were $0.4 million (including $0.2 million of pass-through expenses), and $0.7 million for the three months ended April 4, 2009 and March 29, 2008, respectively.

The Company has had a long-term relationship with Spinks Ink (“Spinks”), a subsidiary of Superior Printing Ink Company, Inc. Spinks supplies ink and related products to the Company. During fiscal 2008, the son of Board member John W. Dreyer became employed by Spinks. Prior to Mr. Dreyer’s son becoming employed with Spinks and subsequent thereto, all transactions with Spinks have been conducted on an arm’s length basis. The total amount paid to Spinks for products were $0.07 million and $0.07 million for the three months ended April 4, 2009 and March 29, 2008, respectively.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 4, 2009
(Unaudited)

19.  COMMITMENTS AND CONTINGENCIES

Commitments & Contingencies

The Company has change of control agreements with certain of its senior management employees that provide them with benefits should their employment with the Company be terminated other than for cause, as a result of disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time from the date of any change of control of the Company.

From time to time the Company has engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party.  In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations.  In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease.  In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”).  Generally, the Company’s liability for these recourse agreements is limited to 9.9% or less of the amount outstanding.  The maximum amount for which the Company may be liable to the financial institution for the shortfall payment was approximately $2.0 million at April 4, 2009.

Litigation

On October 26, 2006, the Company was served with a complaint naming the Company, together with certain of its former executive officers, as defendants in a purported securities class action suit filed in the United States District Court for the District of New Hampshire. The suit claims to be brought on behalf of purchasers of Presstek’s common stock during the period from July 27, 2006 through September 29, 2006. The complaint alleges, among other things, that the Company and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder based on allegedly false forecasts of fiscal third quarter and annual 2006 revenues. As relief, the plaintiff seeks an unspecified amount of monetary damages but makes no allegation as to losses incurred by any purported class member other than himself, court costs and attorneys’ fees. On September 25, 2008 the parties reached a settlement of the action, subject to confirmatory discovery by plaintiffs and court approval.

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

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 28, 2008
(Unaudited)

On April 2, 2009, the Company filed a lawsuit in the United States District Court for the District of Colorado against Eastman Kodak Company (“Kodak”).  The lawsuit seeks a declaratory judgment that a non-competition agreement with a current Company employee, who was formerly employed by Kodak, is invalid.  Kodak has filed counterclaims against the Company and the employee alleging breach of the agreement, and is seeking unspecified damages and a preliminary injunction which would prohibit the employee from working for the Company for a period of time.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements, which involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described below in the section entitled “Information Regarding Forward-Looking Statements” and in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended January 3, 2009, as filed with the SEC on March 24, 2009.

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

Presstek’s business model is a capital equipment and consumables model. In this model, approximately two-thirds (on average) of our revenue is recurring revenue. Our model is designed so that each placement of either a DI® press or a CTP system generally results in recurring aftermarket revenue for consumables and service.

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

In addition to marketing, selling and servicing our proprietary digital products, we also market, sell and service traditional (or analog) products for the commercial print market. This analog equipment is manufactured by third party strategic partners and the analog consumables are manufactured by either us or our strategic partners. The addition of these non-proprietary products and our ability to directly sell and service them was made possible by the A.B. Dick and Precision acquisitions, which we completed in 2004.

Our operations are currently organized into two segments: (i) Presstek and (ii) Lasertel. Segment operating results are based on the current organizational structure as reviewed by our management to evaluate the results of each business. A description of the types of products and services provided by each business segment follows.

•
Presstek is primarily engaged in the development, manufacture, sale, distribution, and servicing of our business solutions using patented digital imaging systems and patented printing plate technologies.  We also provide traditional, analog systems and related equipment and supplies for the graphic arts and printing industries.

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

To complement our direct sales efforts, in certain territories, we maintain relationships with key press manufacturers such as Ryobi Limited (“Ryobi”), Heidelberger Druckmaschinen AG (“Heidelberg”), and Koenig & Bauer, AG of Germany (“KBA”), who market printing presses and/or press solutions that use our proprietary consumables.

Another method of growing the market for consumables is to develop consumables that can be imaged by non-Presstek devices. In addition to expanding the base of our DI® and CTP units, an element of our focus is to reach beyond our proprietary systems and penetrate the installed base of CTP devices in all market segments with our chemistry-free and process-free offerings. The first step in executing this strategy was the launch of our Aurora chemistry-free printing plate designed to be used with CTP units manufactured by thermal CTP market leaders, such as DaiNippon Screen Mfg., Ltd. (“Screen”) and Eastman Kodak Company (“Kodak”). We continue to work with other CTP manufacturers to qualify our consumables on their systems. We believe this shift in strategy fundamentally enhances our ability to expand and control our business.

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

Since the second quarter of fiscal 2007, headcount has been reduced by 15.7%, leased facilities have been consolidated, operating expenses, excluding special charges, have been reduced from $21.5 million in the second quarter of 2007 to $13.9 million in the first quarter of 2009, working capital has decreased from $39.8 million at June 30, 2007 to $35.1 million at April 4, 2009, short term debt decreased by approximately $13.1 million from $28.0 million at June 30, 2007 to $14.9 million at April 4, 2009 and in the third quarter of fiscal 2008, the Company completed the sale of real estate property located in Tucson, Arizona, of which the proceeds were used to pay down debt.  The sale of this property included a sale-leaseback of a portion of the facility for the Lasertel operations.

General

We operate and report on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the thirteen week periods ended April 4, 2009 (the “first quarter and first three months of fiscal 2009” or “the three months ended April 4, 2009”) and March 29, 2008 (the “first quarter and first three months of fiscal 2008” or “the three months ended March 29, 2008”).

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

RESULTS OF OPERATIONS

Results of operations in dollars and as a percentage of revenue were as follows (in thousands of dollars):

	Three months ended
	April 4, 2009		March 29, 2008
		% of revenue		% of revenue
Revenue
Product	$26,896	78.1	$41,390	81.5
Service and parts	7,564	21.9	9,404	18.5
Total revenue	34,460	100.0	50,794	100.0

Cost of revenue
Cost of product	16,377	47.5	25,468	50.2
Cost of service and parts	5,989	17.4	6,926	13.6
Total cost of revenue	22,366	64.9	32,394	63.8

Gross profit	12,094	35.1	18,400	36.2

Operating expenses
Research and product development	1,260	3.7	1,363	2.7
Sales, marketing and customer support	6,365	18.5	7,420	14.6
General and administrative	5,972	17.3	6,973	13.7
Amortization of intangible assets	254	0.7	291	0.6
Restructuring and other charges	84	0.2	635	1.2
Total operating expenses	13,935	40.4	16,682	32.8

Operating income (loss)	(1,841)	(5.3)	1,718	3.4

Interest and other income (expense), net	460	1.3	(472)	(0.9)
Provision (benefit) for income taxes	(275)	(0.8)	359	0.7

Income (loss) from continuing operations	(1,106)	(3.2)	887	1.8
Loss from discontinued operations, net of tax	(85)	(0.2)	(669)	(1.3)
Net income (loss)	$(1,191)	(3.4)	$218	0.5

Three months ended April 4, 2009 compared to three months ended March 29, 2008

Revenue

Consolidated Revenue

Consolidated revenues were $34.5 million in the first quarter of 2009, a decline of $16.3 million, or 32%, compared to $50.8 million in the first quarter of 2008.  The decline in revenues was driven primarily by the recent deterioration in the global economy, the continuing decline in our traditional lines of business, and an unfavorable change in foreign exchange rates.  Overall, sales of Presstek’s “growth” portfolio of products, defined as 34DI and 52DI digital offset solutions and the Presstek family of chemistry free CtP solutions, decreased $9.5 million, or 40%, from $23.7 million in the first quarter of 2008 to $14.2 million in 2009.

Equipment revenues were $5.0 million in the first quarter of 2009, a decrease of $8.2 million, or 62%, from the comparable prior year period.  Equipment sales were significantly impacted by the deterioration of the economy and were consistent with trends in global capital equipment markets.  Potential customers are delaying purchasing decisions and lenders are delaying financing commitments in anticipation of a continuing sluggish economy.  Sales of growth portfolio DI presses declined from $9.8 million in the first quarter of 2008 to $3.5 million in the first quarter of 2009, a reduction of 64%.  Sales of our remaining growth portfolio of equipment, Dimension, Dimension Pro, Compass and Vector TX52 platesetters, declined from $2.8 million in the first quarter of 2008 to $1.1 million in 2009, a decrease of 60%.  Equipment sales of our “traditional” line of products, defined as QMDI presses, polyester CtP platesetters, and conventional equipment, were lower in the first quarter of 2009 compared to 2008 due to the ongoing transition of our customer base from analog to digital technologies.  Revenues from our traditional line of equipment products declined from $1.6 million in 2008 to $1.1 million in 2009, a decrease of 27%.

Consumables product revenues declined from $28.2 million in the first quarter of 2008 to $21.9 million in the first quarter of 2009, a decrease of 22%.  The decline was due primarily to lower sales of our “traditional” portfolio of consumables products resulting from the continuing migration of our customer base from analog to digital solutions.  Total sales of Presstek’s traditional products declined from $19.0 million in the first quarter of 2008 to $14.5 million in the first quarter of 2009, a decrease of 24%, driven primarily by lower sales of QMDI plates and conventional consumables.  Sales of Presstek’s “growth” portfolio of consumables, defined as 52DI, 34DI, and chemistry-free CtP plates, declined from $9.2 million in 2008 to $7.5 million in 2009, a decrease of 19%, reflecting underutilized capacity in the printing markets resulting from the slow economy as well as customer inventory reductions. Sales of 52DI and 34DI plates decreased by $0.8 million, or 16%, from $4.8 million in the first quarter of 2008 to $4.0 million in 2009.  Sales of chemistry-free CtP plates declined from $4.4 million in the first quarter of 2008 to $3.4 million in 2009.

Service and parts revenues were $7.6 million in the first quarter of fiscal 2009, reflecting a decrease of $1.8 million, or 20%, from the comparable prior year period.  The decrease is due primarily to lower contract service and parts revenue resulting from the transition of our customer base from analog to digital solutions as well as lower equipment usage.

Cost of Revenue

Consolidated cost of product, consisting of costs of material, labor and overhead, shipping and handling costs and warranty expenses, was $16.4 million in the first quarter of fiscal year 2009, compared to $25.5 million in the first quarter of fiscal year 2008, a decrease of 36%.  The decrease was due primarily to lower revenues as well as benefits from our Business Improvement Plan and further costs actions taken during late 2008.

Consolidated cost of service and parts was $6.0 million in the first quarter of fiscal year 2009, compared to $6.9 million in the same prior year period.  These amounts represent the costs of spare parts, labor and overhead associated with the ongoing service of products.  The reduction in overall cost is due primarily to a restructuring of our Service organization intended to realign our service costs with a declining analog revenue base, as well as lower parts revenues.

Gross Profit

Consolidated gross profit as a percentage of total revenue was 35.1% in the first quarter of fiscal year 2009, compared to 36.2% in the first quarter of fiscal year 2008.

Gross profit as a percentage of product revenues was 39.1% in the first quarter of 2009 compared to 38.5% in the comparable prior year period. Increased gross profit margin resulted primarily from favorable product mix, offset partially by the negative impacts of foreign exchange.

Gross profit as a percentage of service revenues decreased from 26.3% in the first quarter of 2008 to 20.8% in the first quarter of 2009.  Lower gross profit resulted primarily from lower service margins due to lower sales, as well as the negative impact of foreign exchange.

Research and Development

Research and development expenses primarily consist of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment, consumables and laser diode development efforts.

Research and development expenses were $1.3 million in the first quarter of fiscal year 2009 compared to $1.4 million in the first quarter of fiscal year 2008.  Favorable spending was due primarily to lower labor costs and lower parts and supplies expense related to product development.

Sales, Marketing and Customer Support

Sales, marketing and customer support expenses primarily consist of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs associated with sales, marketing and customer support activities.

Sales, marketing and customer support expenses decreased from $7.4 million in the first quarter of fiscal year 2008 to $6.4 million in the first quarter of 2009, a decrease of $1.0 million, or 14.2%.  The decline in expenses resulted primarily from lower payroll, commission, trade show, and travel related costs.

General and Administrative

General and administrative expenses are primarily comprised of payroll and related expenses, including stock compensation, for personnel and contracted professional services necessary to conduct our general management, finance, information systems, human resources and administrative activities.

General and administrative expenses were $6.0 million in the first quarter of fiscal year 2009 compared to $7.0 million in 2008, a decrease of $1.0 million, or 14.4%.   Lower expenses resulted primarily from lower payroll and consulting related costs.

Amortization of Intangible Assets

Amortization expense was $0.3 million in the first quarter of both fiscal 2009 and fiscal 2008.  These expenses relate to intangible assets recorded in connection with the Company’s 2004 ABDick acquisition, patents and other purchased intangible assets.

Goodwill

In accordance with the provisions of SFAS 142, goodwill is tested at least annually, on the first business day of the third quarter, for impairment, or more frequently, if indicators of potential impairment arise. The Company’s impairment review is based on a fair value test. The Company uses its judgment in conducting ongoing assessments of whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts may signal that an asset has been impaired. Should the fair value of goodwill, as determined by the Company at any measurement date, fall below its carrying value, a charge for impairment of goodwill will be recorded in the period. Based on events such as the decline in the Company’s stock price during the first quarter of 2009 and the unstable economic and credit conditions, the Company assessed the value of goodwill as of April 4, 2009. No goodwill impairment was identified as of the end of the first quarter of 2009.  Depending on market and economic conditions, impairment could be identified in future periods, which would result in a non-cash impairment charge.

Restructuring and Other Charges

In the first quarter of 2009, we recognized $0.1 million of restructuring costs related to employee severance. In the first quarter of 2008, we recognized $0.6 million of restructuring and other related costs associated with our business improvement plan.

Interest and Other Expense, Net

Net interest and other income was $0.5 million in the first quarter of 2009 compared to net interest and other expense of $0.5 million in the first quarter of 2008.  Net interest expense of $0.1 million in the first quarter of 2009 reflected a decrease of $0.3 million from the comparable prior year period due to lower interest rates as well as a lower balance on our revolving credit facility.  In the first quarter of 2009 the Company recorded proceeds of $1.2 million resulting from the favorable resolution of an insurance contract lawsuit settlement.  Other net expense, consisting primarily of unrealized foreign currency exchange losses, was $0.6 million in the first quarter of 2009 compared to $0.1 million in the first quarter of 2008.

Provision for Income Taxes

Our tax benefit was $0.3 million for the three months ended April 4, 2009 compared to a tax expense of $0.4 million for the three months ended March 29, 2008, on pre-tax income (loss) from continuing operations of ($1.4) million and $1.2 million for the respective periods.  The estimated annual effective tax rate excluding discrete items is expected to be approximately 20%.

Discontinued Operations

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

Results of operations of the discontinued business of Lasertel consist of the following (in thousands, except per-share data):

	Three months ended
	April 4 , 2009	March 29 , 2008
Revenues from external customers	$1,975	$1,637
Loss before income taxes	(107)	(1,107)
Benefit from income taxes	(22)	(438)
Loss from discontinued operations	$(85)	$(669)
Loss per share	$0.00	$(0.02)

Assets and liabilities of the discontinued business of Lasertel consist of the following (in thousands):

	April 4, 2009	January 3, 2009

Cash and cash equivalents	$59	$369
Receivables, net	2,059	2,187
Inventories	5,461	4,478
Other current assets	115	134
Property, plant & equipment, net	5,291	5,263
Intangible assets, net	899	899
Total assets	$13,884	$13,330

Accounts payable	$930	$884
Accrued expenses	443	448
Deferred revenue	--	--
Deferred gain	4,266	4,370
Total Liabilities	$5,639	$5,702

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash)

We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings.  At April 4, 2009, we had $5.3 million of cash and cash equivalents and $35.1 million of working capital, including $2.5 million of short term debt, compared to $6.4 million of cash and cash equivalents and $35.7 million of working capital, including $7.0 million of short term debt at March 29, 2008.

Continuing Operations

Our operating activities provided $2.6 million of cash in the three months ended April 4, 2009.  Cash provided by operating activities came from net income, after adjustments for non-cash depreciation, amortization, provisions for warranty costs and accounts receivable allowances, and stock compensation expense.  Net income and non-cash items were negatively impacted by an increase in inventory levels of $0.7 million, a decrease of $0.8 million in deferred revenue, and a decrease of $0.6 million in accrued expenses. These were more than offset by an increase of $2.5 million in accounts payable and a decrease in accounts receivable of $1.8 million.  The increase in inventory levels was due primarily to the timing of purchases in the first three months of fiscal 2009.  The changes in accrued expenses and accounts payable was due mainly to the timing of transactions and related payments.  Deferred revenues decreased due to the recognition of service revenues over the service period. The decrease in accounts receivable related to the increased collection efforts combined with lower sales volume.

We used $0.2 million of net cash for investing activities in the first three months of fiscal 2009 primarily comprised of additions to property, plant and equipment.  Our additions to property, plant and equipment relate primarily to production equipment and investments in our infrastructure.

Our financing activities used $1.5 million of cash, comprised primarily of $1.6 million of cash repayments on our term loan. This was offset by cash received from purchase of common stock under our employee stock purchase program totaling $0.1 million.

Discontinued Operations

Operating activities of discontinued operations used $0.6 million in cash in the first three months of fiscal 2009. Cash used in operating activities came from a net loss, after adjustments for provisions for warranty costs and accounts receivable allowances; and the net change in working capital.

Liquidity

Our current Senior Secured Credit Facilities, referred to as the Facilities, include a $35.0 million five year secured term loan, referred to as the Term Loan, and a $45.0 million five year secured revolving line of credit, referred to as the Revolver.  At April 4, 2009, the outstanding balance on the revolver was $12.5 million and we had $1.2 million outstanding under letters of credit, thereby reducing the amount available under the Revolver to $31.2 million.  At April 4, 2009, the interest rate on the outstanding balance of the Revolver was 1.8%.  Prior to an amendment to the Facilities in the third quarter of 2008, principal payments on the Term Loan were payable in consecutive quarterly installments of $1.75 million, with a final settlement of all remaining principal and unpaid interest on November 4, 2009.  In the third quarter of fiscal 2008, the Company used the net proceeds of the sale of its Arizona property to pay down the principal balance of the term loan and entered into an amendment to the Facilities dated July 29, 2008 which amended the payment schedule of the Term Loan to reduce the required quarterly installments of principal to $810,000, payable in January, March, June, and September of 2009, with no installment due in September of 2008 and a final installment of all remaining principal (approximately $834,000) due on November 4, 2009.

The Facilities were used to partially finance the acquisition of the business of ABDick, and are available for working capital requirements, capital expenditures, acquisitions, and general corporate purposes.

Borrowings under the Facilities bear interest at either (i) the London InterBank Offered Rate, or LIBOR, plus applicable margins or (ii) the Prime Rate, as defined in the agreement, plus applicable margins.  The applicable margins range from 1.25% to 4.0% for LIBOR, or up to 1.75% for the Prime Rate, based on certain financial performance.  At April 4, 2009, the effective interest rate on the Term Loan was 1.8%.

Under the terms of the Revolver and Term Loan, we are required to meet various financial covenants on a quarterly and annual basis, including maximum funded debt to EBITDA, a non-U.S. GAAP measurement that we define as earnings before interest, taxes, depreciation, amortization and restructuring and other charges/(credits), and minimum fixed charge coverage covenants.  At April 4, 2009, we were in compliance with all covenants.

As of April 4, 2009, our Revolver and the Term Loan had outstanding balances of $14.9 million. These credit facilities will expire in November 2009.  The Company is currently evaluating its financing options, and fully intends to have a new revolving line of credit in place by November 2009 to be used for working capital and other operating purposes. In the event that we are unable to have a new revolving line of credit in place by November 2009, we expect to be able to pay off our existing Revolver and Term Loan through a combination of the $5.3 million in cash at April 4, 2009, net cash generated from operations, and if needed, cash received from other sources. Other sources could include cash received from the sale of our Lasertel business, financing from new asset based lending agreements, and the sale-leaseback of currently owned property.

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

From time to time the Company has engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party. In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). Generally, the Company’s liability for these recourse agreements is limited to 9.9% of the amount outstanding. The maximum amount for which the Company was liable to the financial institutions for the shortfall payments was approximately $2.0 million at April 4, 2009.

Effect of Inflation

Inflation has not had a material impact on our financial conditions or results of operations.

Information Regarding Forward-Looking Statements

Statements other than those of historical fact contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the following:

•	our expectations of our financial and operating performance in 2009 and beyond;

•	the adequacy of internal cash and working capital for our operations, and the need to obtain adequate financing following the expiration of our existing credit facilities in November 2009;

•	manufacturing constraints and difficulties;

•	the introduction of competitive products into the marketplace;

•	management’s plans and goals for our subsidiaries;

•	the ability of the Company and its divisions to generate positive cash flows in the near-term, or to otherwise be profitable;

•	our ability to produce commercially competitive products;

•	the strength of our various strategic partnerships, both on manufacturing and distribution;

•	our ability to secure other strategic alliances and relationships;

•	our expectations regarding the Company’s strategy for growth, including statements regarding the Company’s expectations for continued product mix improvement;

•	our expectations regarding the balance, independence and control of our business;

•
our expectations and plans regarding market penetration, including the strength and scope of our distribution channels and our expectations regarding sales of Direct Imaging presses or computer-to-plate devices;

•	the commercialization and marketing of our technology;

•	our expectations regarding performance of existing, planned and recently introduced products;

•	the adequacy of our intellectual property protections and our ability to protect and enforce our intellectual property rights; and

•	the expected effect of adopting recently issued accounting standards, among others.

•	our expectations in selling the Lasertel subsidiary;

•	the recoverability of our intangible assets and other long-lived assets;

Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors that could cause or contribute to such differences include:

•	market acceptance of and demand for our products and resulting revenues;

•	any inability to obtain adequate financing following the expiration of our existing credit facilities in November 2009;

•	our ability to meet our stated financial objectives;

•	our dependency on our strategic partners, both on manufacturing and distribution;

•	the introduction of competitive products into the marketplace;

•	shortages of critical or sole-source component supplies;

•	the availability and quality of Lasertel’s laser diodes;

•	the performance and market acceptance of our recently-introduced products, and our ability to invest in new product development;

•	manufacturing constraints or difficulties (as well as manufacturing difficulties experienced by our sub-manufacturing partners and their capacity constraints); and

•	the impact of general market factors in the print industry in general;

•	current capital and credit market conditions and its potentially adverse affect on our access to capital, cost of capital and business operations;

•	Current economic conditions and its affects on the Company’s business and results from operations;

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

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended January 3, 2009, which was filed with the SEC on March 24, 2009.  There were no significant changes to the Company’s critical accounting policies in the three months ended April 4, 2009.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141(R)-1).  This FSP clarifies and amends FAS No. 141(R) regarding the initial recognition, measurement, accounting and disclosure of assets and liabilities that arise from contingencies in a business combination.  Assets and liabilities that arise from a contingency that can be measured at the date of the acquisition shall be recorded at fair value.  FSP FAS 141(R)-1 is effective for all acquisitions completed in annual years beginning on or after December 15, 2008.  The adoption of FSP FAS 141(R)-1 will impact any future acquisitions made by the Company.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 requires all publicly traded companies to disclose the fair value of all financial instruments in interim reporting periods and annual reporting periods.  FSP FAS 107-1 and APB 28-1 shall be effective for interim and annual periods ending after June 15, 2009.   The adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4).  FSP FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  FSP FAS 157-4 provides factors to consider in determining when the volume and level of activity have decreased as well as when a transaction would be considered orderly.  FSP FAS 157-4 does not change the principle of FAS No.157, “Fair Value Measurements,” (FAS 157) in that an asset or liability should be valued at a price a third party would be willing to pay in an orderly transaction.   FSP FAS 157-4 also expands disclosures in interim periods regarding the valuation methods selected.   FSP FAS 157-4 shall be effective for interim and annual periods ending after June 15, 2009.  Earlier adoption is permitted only if the Company also adopts FSP FAS 107-1 and APB 28-1.  The Company is currently evaluating the impact, if any, of the adoption of FSP FAS 157-4 will have on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2).  FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP FAS 115-2 and FAS 124-2 shall be effective for interim and annual periods ending after June 15, 2009.  Earlier adoption is permitted only if the Company also adopts FSP FAS 157-4.  The Company is currently evaluating the impact, if any, the adoption of FSP FAS 115-2 and 124-2 will have on its consolidated financial statements .

In January 2009, the Company adopted the remaining provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”) for non-financial assets. The adoption of these provisions has not had an impact of the Company’s statements of operations or statement of financial position.

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

SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB 51. This statement amends Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of SFAS 160 did not impact the Company’s consolidated financial position and results of operations because the Company does not have any noncontrolling interests.

In January 2009, the Company adopted Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”), which requires enhanced disclosures related to derivative instruments and hedging activities.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.  At April 4, 2009, we were not involved in any unconsolidated SPE transactions.

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

Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of April 4, 2009, the Company’s disclosure controls and procedures were not effective because of the  continuation of the material weakness described below. Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated interim financial information included in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

Management has undertaken procedures and other steps to mitigate the material weakness in internal control over financial reporting described below, along with additional procedures designed to ensure the reliability of our financial reporting.

In Management’s Report on Internal Control over Financial Reporting, included in Item 9A of the Company’s Annual Report on Form 10-K for the year ended January 3, 2009, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2009, management of the Company concluded that there was a control deficiency that constituted a material weakness, as described below and which was not as of April 4, 2009 fully remediated.

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

Because of the material weakness described above, management concluded that its internal control over financial reporting was not effective as of January 3, 2009.

Remediation Plan for the Material Weakness in Internal Control over Financial Reporting

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

Accounting Resources

The following remedial actions were implemented through January 3, 2009:

·	The Company improved the accounting resources by hiring a new Vice President and Corporate Controller, Assistant Controller, European Finance Director, and Cost Accounting Manager.

·
The Company has implemented a process designed to ensure the timely analysis and documentation of all significant or non-routine accounting transactions by qualified accounting personnel. In addition, the analysis and related documentation must be reviewed and approved by senior management.

The following remedial actions have been initiated and will continue to be implemented after April 4, 2009:

·	A new Director of Tax was appointed in January 2009, and will focus on building a knowledgeable tax department in the Greenwich, Connecticut office.

·
Effective March 17, 2009, the Company established a Financial Resources Steering Committee to develop and implement a corrective action plan to complete remediation of the material weakness.  The Steering Committee is headed by the Chief Financial Officer, Vice President and Corporate Controller, and the Vice President of Human Resources.

·	A new Financial Reporting Manager will be appointed to oversee accounting for significant or non-routine transactions and to prepare SEC filings.

·
The Assistant Controller, under the direction of the Chief Financial Officer and Vice President and Corporate Controller, has commenced a process to recruit and train new accounting personnel for the accounting functions being transferred to the Greenwich, Connecticut office.

Changes in Internal Control over Financial Reporting

Other than the foregoing measures to remediate the material weakness described above, certain of which were not fully implemented as of April 4, 2009, there was no change in the Company's internal control over financial reporting during the quarter ended April 4, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

Litigation

In February 2008 we filed a complaint with the ITC against VIM and its manufacturing partner Hanita Coatings for infringement of Presstek’s patent and trademark rights. Presstek also sued four U.S. based distributors of VIM products: Spicers Paper, Inc., Guaranteed Service & Supplies, Inc., Ohio Graphco Inc., and Recognition Systems Inc., as well as one Canadian based distributor, AteCe Canada. The Company has settled with Ohio Graphco Inc., which has agreed to cease the importation, use and sale of VIM plates and also agreed to cooperate with the ITC in its investigation of VIM’s alleged patent infringement. Presstek is seeking, among other things, an order from the ITC forbidding the importation and sale of the VIM printing plates in the United States; such an order would be enforced at all U.S. borders by the U.S. Customs Service. In March of 2008, the ITC notified Presstek that it was instituting an investigation related to the Complaint, and a hearing before the ITC was held in April 2009. In April 2008 we filed a Complaint against VIM in a German court for patent infringement. In addition, in December 2008 we filed a complaint in U.S. District Court in New Hampshire against a VIM distributor, Prograf Digital Service, Inc., for patent infringement associated with the distributor’s sale of infringing product.  On March 30, 2009, as part of a settlement, the U.S. District Court entered an injunction prohibiting Prograf from selling the infringing VIM printing plate product.  On April 21, 2009, the Regional Court in Dusseldorf, Germany, entered a judgment requiring VIM to cease sales activities in Germany with respect to the infringing product and declaring that the Company is entitled to damages fro infringement, as well as court costs.  The Company has the right to enforce the judgment immediately upon posting a required bond with the Regional Court.

In October 2008, the Company filed a lawsuit in New Hampshire Superior Court against Continental Casualty Company (“Continental”), alleging that Continental had breached an insurance contract with the Company. In January 2009 the parties settled this claim, resulting in a payment by Continental to the Company in the amount of $1.2 million.

On April 2, 2009, the Company filed a lawsuit in the United States District Court for the District of Colorado against Eastman Kodak Company (“Kodak”).  The lawsuit seeks a declaratory judgment that a non-competition agreement with a current Company employee, who was formerly employed by Kodak, is invalid.  Kodak has filed counterclaims against the Company and the employee alleging breach of the agreement, and is seeking a preliminary injunction which would prohibit the employee from working for the Company for a period of time.

Presstek is a party to other litigation that it considers routine and incidental to its business however it does not expect the results of any of these actions, nor the settlement actions as noted above, to have a material adverse effect on its business, results of operation or financial condition.

Except as noted with respect to the proceedings noted above, during the three months ended April 4, 2009, there have been no material changes to legal proceedings from those considered in our Annual Report on From 10-K for the year ended January 3, 2009, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2009.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Amended Employment Agreement by and between Presstek, Inc. and Jeffrey Jacobson dated May 14, 2009.

PRESSTEK, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSTEK, INC. (Registrant)
Date: May 14, 2009	/s/ Jeffrey A. Cook
Jeffrey A. Cook Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PRESSTEK, INC.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Amended Employment Agreement by and between Presstek, Inc. and Jeffrey Jacobson dated May 14, 2009