Form 10-Q
period 2009-08-18
PRESSTEK INC /DE/
filed 2009-08-18
CIK 846876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

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
Yes ☐    No ☑

As of August 10, 2009, there were 36,790,989 shares of the Registrant’s Common Stock, $0.01 par value, outstanding.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)
	July 4,	January 3,
	2009	2009

ASSETS
Current assets
Cash and cash equivalents	$4,453	$4,738
Accounts receivable, net	26,570	30,759
Inventories	38,864	37,607
Assets of discontinued operations	13,607	13,330
Deferred income taxes	243	7,066
Other current assets	3,864	4,095
Total current assets	87,601	97,595

Property, plant and equipment, net	25,024	25,530
Goodwill	-	19,114
Intangible assets, net	4,399	4,174
Deferred income taxes	700	10,494
Other noncurrent assets	500	606

Total assets	$118,224	$157,513

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligation	$1,644	$4,074
Line of credit	15,948	12,415
Accounts payable	14,996	12,060
Accrued expenses	9,824	13,261
Deferred revenue	6,525	7,300
Liabilities of discontinued operations	5,950	5,702
Total current liabilities	54,887	54,812

Other long-term liabilities	159	170

Total liabilities	55,046	54,982

Stockholders' equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized, 36,790,989 and
36,637,181 shares issued and outstanding at July 4, 2009 and
January 3, 2009, respectively	368	366
Additional paid-in capital	119,178	117,985
Accumulated other comprehensive loss	(3,862)	(5,954)
Accumulated deficit	(52,506)	(9,866)
Total stockholders' equity	63,178	102,531

Total liabilities and stockholders' equity	$118,224	$157,513

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)
(Unaudited)

	Three months ended		Six months ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008

Revenue
Product	$26,324	$43,086	$53,220	$84,476
Service and parts	7,186	8,520	14,750	17,924
Total revenue	33,510	51,606	67,970	102,400

Cost of revenue
Product	17,107	27,602	33,484	53,070
Service and parts	5,367	6,539	11,356	13,465
Total cost of revenue	22,474	34,141	44,840	66,535

Gross profit	11,036	17,465	23,130	35,865

Operating expenses
Research and development	1,164	1,275	2,424	2,638
Sales, marketing and customer support	6,884	7,903	13,249	15,323
General and administrative	6,321	5,416	12,293	12,389
Amortization of intangible assets	233	274	487	565
Restructuring and other charges	38	560	122	1,195
Goodwill impairment	19,114	-	19,114	-
Total operating expenses	33,754	15,428	47,689	32,110

Operating income (loss)	(22,718)	2,037	(24,559)	3,755
Interest and other income (expense), net	(246)	185	214	(287)

Income (loss) from continuing operations before income taxes	(22,964)	2,222	(24,345)	3,468
Provision for income taxes	16,905	1,219	16,630	1,578

Income (loss) from continuing operations	(39,869)	1,003	(40,975)	1,890
Loss from discontinued operations, net of tax	(1,580)	(436)	(1,665)	(1,105)

Net income (loss)	$(41,449)	$567	$(42,640)	$785

Earnings (loss) per share - basic
Income (loss) from continuing operations	$(1.09)	$0.03	$(1.12)	$0.05
Loss from discontinued operations	(0.04)	(0.01)	(0.04)	(0.03)
	$(1.13)	$0.02	$(1.16)	$0.02

Earnings (loss) per share - diluted
Income (loss) from continuing operations	$(1.09)	$0.03	$(1.12)	$0.05
Loss from discontinued operations	(0.04)	(0.01)	(0.04)	(0.03)
	$(1.13)	$0.02	$(1.16)	$0.02

Weighted average shares outstanding
Weighted average shares outstanding - basic	36,665	36,584	36,652	36,578
Dilutive effect of options	-	16	-	12
Weighed average shares outstanding - diluted	36,665	36,600	36,652	36,590

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended
	July 4,	June 28,
	2009	2008
Operating activities
Net income (loss)	$(42,640)	$785
Add loss from discontinued operations	1,665	1,105
Income (loss) from continuing operations	(40,975)	1,890
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,854	2,487
Amortization of intangible assets	487	565
Restructuring and other charges	-	166
Impairment of goodwill and other assets	19,114	421
Provision for warranty costs	(247)	336
Provision for accounts receivable allowances	1,361	121
Stock compensation expense	962	823
Deferred income taxes	16,617	296
Loss on disposal of assets	-	25
Changes in operating assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	2,373	3,238
Inventories	(2,038)	(4,234)
Other current assets	214	(414)
Other noncurrent assets	12	(72)
Accounts payable	2,890	3,813
Accrued expenses	(3,241)	(6,280)
Restructuring and other charges	122	609
Deferred revenue	(761)	(835)
Net cash provided by (used in) operating activities	(1,256)	2,955

Investing activities
Purchase of property, plant and equipment	(418)	(509)
Investment in patents and other intangible assets	(712)	(71)
Net cash used in investing activities	(1,130)	(580)

Financing activities
Net proceeds from issuance of common stock	233	145
Repayments of term loan and capital lease	(2,430)	(3,516)
Net borrowings (repayments) under line of credit agreement	3,533	(5,000)
Net cash provided by (used in) financing activities	1,336	(8,371)

Cash provided by (used in) discontinued operations
Operating activities	(1,496)	(1,711)
Investing activities	(164)	(407)
Net cash used in discontinued operations	(1,660)	(2,118)

Effect of exchange rate changes on cash and cash equivalents	2,425	(176)

Net decrease in cash and cash equivalents	(285)	(8,290)
Cash and cash equivalents, beginning of period	4,738	12,558
Cash and cash equivalents, end of period	$4,453	$4,268

Supplemental disclosure of cash flow information
Cash paid for interest	$250	$1,107
Cash paid for income taxes	$136	$182

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 4, 2009
(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements of Presstek, Inc. and its subsidiaries (“Presstek,” the “Company,” “we” or “us”) contain all adjustments, including normal recurring adjustments, necessary to present fairly Presstek’s financial position as of July 4, 2009 and January 3, 2009, its results of operations for the three and six months ended July 4, 2009 and June 28, 2008 and its cash flows for the six months ended July 4, 2009 and June 28, 2008, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the interim reporting requirements of Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

The results of the three and six months ended July 4, 2009 are not necessarily indicative of the results to be expected for the year ending January 2, 2010.  The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2009, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2009.

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

The Company operates and reports on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the thirteen and twenty-six week periods ended July 4, 2009 (the “second quarter and first half of fiscal 2009” or the “six months ended July 4, 2009”) and June 28, 2008 (the “second quarter and first half of fiscal 2008” or the “six months ended June 28, 2008”).

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 4, 2009
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

Approximately 4,201,701 and 3,458,700 options to purchase common stock were excluded from the calculation of diluted earnings (loss) per share for the three months ended July 4, 2009 and June 28, 2008, respectively, as their effect would be antidilutive. Approximately 4,201,701 and 3,484,400 options to purchase common stock were excluded from the calculation of diluted earnings (loss) per share for the six months ended July 4, 2009 and June 28, 2008, respectively, as their effect would be antidilutive.

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

Gains and losses arising from foreign currency transactions are reported as a component of Interest and other income (expense), net in the Company’s Consolidated Statements of Operations.  The Company recorded a loss on foreign currency transactions of approximately $0.2 million and a gain of $0.3 million for the three months ended July 4, 2009 and June 28, 2008, respectively, and a loss of $1.0 million and a gain of $0.1 million for the six months ended July 4, 2009 and June 28, 2008, respectively.

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

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended January 3, 2009, which was filed with the SEC on March 24, 2009.  There were no significant changes to the Company’s critical accounting policies during the six months ended July 4, 2009.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 4, 2009
(Unaudited)

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codifications and the Hierarchy of Generally Accepted Accounting Principles- A replacement of FASB Statement No. 162”.  The Codification will become the single source of authoritative generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities and will supersede all existing FASB, AICPA, EITF pronouncements and related literature. The Codification does not replace or affect guidance issued by the SEC or its staff for public entities in their filings with the SEC.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and will be adopted by the Company in the third quarter of 2009.  The adoption of SFAS No. 168 is not expected to have a material impact on the Company’s financial results.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  This statement establishes principles and disclosure requirements for events or transactions occurring after the balance sheet date but before financial statements are issued or available to be issued.  This statement requires that an entity shall disclose the date through which the subsequent events have been evaluated, and whether that date is the date when financial statements were issued or the date the financial statements were available to be issued. Some nonrecognized subsequent events may be such that they must be disclosed to keep the financial statements from being misleading.  For such events an entity should disclose the nature of the event and an estimate of its financial effect, or a statement that an estimate cannot be made.  The Company adopted the provisions of SFAS No. 165 for the interim period ending July 4, 2009 and has included all necessary disclosures (Note 21).

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

In January 2009, the Company adopted the remaining provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”) for non-financial assets. Please see Note 3.

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

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 4, 2009
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

On September 24, 2008, the Board of Directors approved a plan to sell the Lasertel subsidiary as the Lasertel business is not a core focus for the Presstek graphics business. Although Lasertel is a supplier of diodes for the Company, it has grown its presence in the external market, and management believes that Lasertel would be in a better position to realize its full potential in conjunction with other companies or investors who can focus resources on the external market.  The disposal of this asset group is currently anticipated to be an asset sale and to occur within a one year period.  As such, the Company has presented the results of operations of this subsidiary within discontinued operations, classified the assets as “Assets of discontinued operations” and liabilities as “Liabilities of discontinued operations”. The Lasertel business will continue to operate as it previously operated, including its marketing and new business/product development activities. Presstek has no intentions to shut down the business.  It is anticipated that the net proceeds from the sale of Lasertel will result in an amount that is less than the net book value of Lasertel.  Therefore, an impairment charge of $1.4 million was recorded during the quarter ended July 4, 2009 and is reflected in the results of operations of the discontinued business of Lasertel.

Results of operations of the discontinued business of Lasertel consist of the following (in thousands, except per-share data):

	Three months ended		Six months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Revenues from external customers	$2,843	$2,661	$4,818	$4,298
Loss before income taxes	(1,558)	(733)	(1,665)	(1,840)
Provision (benefit) from income taxes	22	(297)	--	(735)
Loss from discontinued operations	$(1,580)	$(436)	$(1,665)	$(1,105)
Loss per share	$(0.04)	$(0.01)	$(0.04)	$(0.03)

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 4, 2009
(Unaudited)

Assets and liabilities of the discontinued business of Lasertel consist of the following (in thousands):

	July 4, 2009	January 3, 2009

Cash and cash equivalents	$229	$369
Receivables, net	2,466	2,187
Inventories	5,794	4,478
Other current assets	220	134
Property, plant & equipment, net	4,202	5,263
Intangible assets, net	696	899
Total assets	$13,607	$13,330

Accounts payable	$1,155	$884
Accrued expenses	625	448
Deferred gain	4,170	4,370
Total Liabilities	$5,950	$5,702

3. FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities in the first quarter of fiscal 2008. In accordance with FASB Staff Position (“FSP FAS”) 157-2, Effective Date of FASB Statement No. 157, the Company deferred application of SFAS No. 157 until January 4, 2009, in relation to nonrecurring nonfinancial assets and nonfinancial liabilities including goodwill impairment testing, asset retirement obligations, long-lived asset impairments and exit and disposal activities. These provisions were considered in the accounting for the goodwill impairment and Lasertel asset impairment.  These fair value measurements are level three in the fair value hierarchy as prescribed by FAS 157. See Note 2 and Note 7.

4.  ACCOUNTS RECEIVABLE, NET

The components of Accounts receivable, net are as follows (in thousands):

	July 4, 2009	January 3, 2009

Accounts receivable	$30,177	$33,235
Less allowances	(3,607)	(2,476)
	$26,570	$30,759

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 4, 2009
(Unaudited)

5.  INVENTORIES

The components of Inventories are as follows (in thousands):

	July 4, 2009	January 3, 2009

Raw materials	$2,448	$2,946
Work in process	5,180	4,950
Finished goods	31,236	29,711
	$38,864	$37,607

6.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, net, are as follows (in thousands):

	July 4, 2009	January 3, 2009

Land and improvements	$1,301	$1,301
Buildings and leasehold improvements	22,358	22,016
Production and other equipment	43,928	42,363
Office furniture and equipment	9,586	9,402
Construction in process	635	1,098
Total property, plant and equipment, at cost	77,808	76,180
Accumulated depreciation and amortization	(52,784)	(50,650)
Net property, plant and equipment	$25,024	$25,530

Construction in process is generally related to production equipment not yet placed into service.

The Company recorded depreciation expense of $1.0 million and $1.9 million in the second quarter and first six months of fiscal 2009, respectively,  and $1.2 million and $2.5 million in the second quarter and first six months of fiscal 2008, respectively.  Under the Company’s financing arrangements (see Note 8), all property, plant and equipment are pledged as security.

7.  INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of patents, intellectual property, license agreements, loan origination fees and certain identifiable intangible assets resulting from business combinations, including trade names, customer relationships, non-compete covenants and software licenses.

The Company commences amortization of capitalized costs related to either patents or purchased intellectual property at the time the respective asset has been placed into service.  At July 4, 2009 and January 3, 2009, the Company had recorded $1.2 and $0.4 million, respectively, related to patents and intellectual property not yet in service.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 4, 2009
(Unaudited)

The components of the Company’s identifiable intangible assets are as follows (in thousands):

	July 4, 2009		January 3, 2009
	Cost	Accumulated amortization	Cost	Accumulated amortization

Patents and intellectual property	$10,042	$8,048	$9,390	$7,870
Trade names	2,360	2,360	2,360	2,360
Customer relationships	4,452	2,425	4,452	2,235
Software licenses	450	450	450	450
License agreements	750	394	750	368
Non-compete covenants	100	100	100	100
Loan origination fees	332	310	332	277
	$18,486	$14,087	$17,834	$13,660

The Company recorded amortization expense for its identifiable intangible assets of $0.2 million and $0.3 million in the second quarters of fiscal 2009 and fiscal 2008, respectively, and $0.5 million and $0.6 million in the first six months of fiscal 2009 and fiscal 2008, respectively.  Estimated future amortization expense (excluding patents and intellectual property not yet in service) for the Company’s identifiable intangible assets in service at July 4, 2009, is as follows (in thousands):

Remainder of fiscal 2009	$483
Fiscal 2010	906
Fiscal 2011	720
Fiscal 2012	405
Fiscal 2013	386
Fiscal 2014	317
Thereafter	--

Goodwill

In order to complete the two-step goodwill impairment tests as required by SFAS 142, Goodwill and Other Intangible Assets, the Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. In accordance with the provisions of SFAS 142, the Company designates reporting units for purposes of assessing goodwill impairment. SFAS 142 defines a reporting unit as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. Goodwill is assigned to reporting units of the Company that are expected to benefit from the synergies of the acquisition. Based on the provisions of SFAS 142, the Company has determined that it has one reporting unit  in continuing operations for purposes of goodwill impairment testing.

The Company’s impairment review is based on a combination of the income approach, which estimates the fair value of the Company’s reporting units based on a discounted cash flow approach, and the market approach which estimates the fair value of the Company’s reporting unit based on comparable market multiples. The average fair value is then reconciled to the Company’s market capitalization with an appropriate control premium. The discount rate utilized in the discounted cash flows analysis in the quarter ended July 4, 2009 was approximately 16%, reflecting market based estimates of capital costs and discount rates adjusted for a market participant’s view with respect to execution, concentration, and other risks associated with the projected cash flows of the individual segments.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 4, 2009
(Unaudited)

The peer companies used in the market approach are primarily the major competitors. The Company’s valuation methodology requires management to make judgments and assumptions based on historical experience and projections of future operating performance.  The Company’s policy is to perform its annual goodwill impairment test on the first business day of the third quarter of each fiscal year.

Based on events including  the decline in the Company’s stock price during the second quarter of 2009 and the unstable economic and credit conditions impacting the Company’s business, the Company identified a triggering event that  caused management to test goodwill for impairment as of July 4, 2009. After completing step one of the impairment test, the Company determined that the estimated fair value of its reporting unit was less than the carrying value of the reporting unit, requiring the completion of the second step of the impairment test. To measure the amount of impairment, SFAS 142 prescribes that the Company determine the implied fair value of goodwill in the same manner as if the Company had acquired the reporting unit. Specifically, the Company must allocate the fair value of the reporting unit to all of the assets of that unit, including unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two. Upon completion of step two of the analysis, the Company wrote off the entire goodwill balance. This resulted in an impairment loss of $19.1 million in the quarter ended July 4, 2009. The Company has no goodwill balance remaining as of July 4, 2009.

The goodwill impairment charge is non-cash in nature and does not affect the company’s liquidity, cash flows from operating activities or debt covenants and will not have a material impact on future operations.

The following table presents the carrying amount of goodwill (in millions):

Balance as of January 3, 2009	$19.1
Goodwill additions	-
Goodwill impairment	(19.1)
Balance as of July 4, 2009	$-

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 4, 2009
(Unaudited)

8.  FINANCING ARRANGEMENTS

The components of the Company’s outstanding borrowings at July 4, 2009 and January 3, 2009 are as follows (in thousands):

	July 4, 2009	January 3, 2009

Term loan	$1,644	$4,074
Line of credit	15,948	12,415
	17,592	16,489
Less current portion	(17,592)	(16,489)
Long-term debt	$--	$--

The Company’s Senior Secured Credit Facilities (the “Facilities”) include a $35.0 million five-year secured term loan (the “Term Loan”) and a $45.0 million five-year secured revolving line of credit (the “Revolver”).  The Company granted a security interest in all of its assets in favor of the lenders under the Facilities, which consists of a group of three banks (the “Lenders”).  In addition, under the Facilities agreement, the Company is prohibited from declaring or distributing dividends to shareholders. These credit facilities expire on November 4, 2009.

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

At July 4, 2009 and January 3, 2009, the Company had outstanding balances on the Revolver of $15.9 million and $12.4 million, respectively, with interest rates of 2.0% and 2.7%, respectively.  At July 4, 2009, there were $1.2 million of outstanding letters of credit, thereby reducing the amount available under the Revolver to $27.8 million at that date.

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

The weighted average interest rate on the Company’s short-term borrowings was 2.0% at July 4, 2009.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 4, 2009
(Unaudited)

Under the terms of the Revolver and the Term Loan, the Company is required to meet four financial covenants on a quarterly and annual basis. As a result of the Company’s financial performance during the quarter ended July 4, 2009, the Company was not in compliance with two of these covenants, the maximum funded debt to EBITDA ratio (a non-U.S. GAAP measurement that the Company defines as earnings before interest, taxes, depreciation, amortization, and restructuring and other charges) and minimum fixed charge coverage ratio covenants.  Under the terms of the Facilities agreement, the Company’s failure to maintain these financial covenants represents an “Event of Default” and provides the Lenders with certain remedies.  The remedies available to the Lenders may be exercised at the discretion of the Administrative Agent for the Lenders or at the direction of the “Requisite Lenders” (Lenders with an aggregate of not less than 66.66% of the commitments under the Revolver). The remedies available to the Lenders include (i) the imposition of a “default rate” on all outstanding borrowings under the Facilities which increases the annual interest rate applicable to all borrowings under the Facilities by two percentage points, (ii) the declaration that all or a portion of the obligations under the Facilities are immediately due and payable,(iii) the suspension of the Facilities and the allowance of further advances under the Facilities only at the sole discretion of the Administrative Agent (or at the discretion of the Requisite Lenders if the suspension occurred at their direction) (iv) the termination of the Facilities with respect to further advances, and (v) upon prior notice to the Company, the appointment of a receiver for the Company.

The Company has held discussions with the Administrative Agent following the Company’s failure to maintain the two financial covenants (as discussed above) required under the Facilities agreement.  The Company has not been informed by the Administrative Agent that the Lenders intend to exercise the remedies available to the Lenders under the Facilities agreement.  While the Lenders retain these rights as long as the Facilities remain outstanding and as long as the Event of Default continues, and while there can be no assurance that the Lenders will not exercise any of these remedies, the Company anticipates that it will be able to work with the Lenders to achieve an orderly repayment of the Facilities from the proceeds of a new credit facility, from the sale of assets, or a combination thereof.  If the Lenders were to declare all or a substantial portion of the obligations under the Facilities immediately due and payable, the Company would be unable to repay the obligations immediately.  Under this scenario, it is anticipated that the Company would enter into negotiations with the Lenders to establish a plan to repay the obligations as promptly as practicable through the proceeds of a new credit facility and/or the proceeds obtained from the sale of assets. The Company expects to continue to make payments under the Term Loan and retire the Term Loan in accordance with its terms.  Through the date of this filing, the Lenders continue to advance funds to the Company under the Revolver and the Company anticipates additional advances being available to fund operating expenses. Should the Lenders elect to discontinue providing advances to the Company under the Revolver, the Company would seek to negotiate with the Lenders an arrangement that would facilitate the maintenance of the Company’s business in the ordinary course while the Company seeks a new credit facility and the sale of assets as noted above.  If the Lenders fail to provide further advances under the Revolver, and if the Company and the Lenders are unable to negotiate an acceptable arrangement for the maintenance of the Company’s business in the ordinary course, then we could be forced to self-fund capital expenditures and strategic initiatives, forego certain opportunities, or possibly discontinue certain of our operations.

The Company is currently in discussions with potential lenders about a new credit facility, and the Company expects to have a new revolving line of credit in place by the expiration of the Facilities on November 4, 2009 to be used to retire the Revolver and for working capital and other operating purposes. Concurrently, the Company is in the process of marketing its Lasertel subsidiary for sale and marketing its Hudson, New Hampshire office building in a possible sale-lease back.  The Company anticipates that the combination of the credit available from a new credit facility and the cash generated from these potential sales will provide the Company with sufficient liquidity to retire the Facilities and to fund the operations of the Company.

We believe that existing funds, cash flows from operations, and cash available from other sources as discussed above will be sufficient to satisfy cash requirements through at least the next 12 months. However, any inability to obtain adequate financing could force us to self-fund capital expenditures and strategic initiatives, forgo certain opportunities, or possibly discontinue certain of our operations.  There can be no assurance that the Company will be able to obtain a new credit facility or obtain a credit facility on acceptable terms.   Additionally, there can be no assurance that the Company will be able to successfully complete the asset sales mentioned above.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 4, 2009
(Unaudited)

9.  ACCRUED EXPENSES

The components of accrued expenses are as follows (in thousands):

	July 4, 2009	January 3, 2009

Accrued payroll and employee benefits	$2,406	$4,085
Accrued warranty	1,394	2,102
Accrued restructuring and other charges	239	799
Accrued royalties	72	232
Accrued income taxes and other taxes	-	282
Accrued legal	1,962	2,394
Accrued professional fees	925	1,122
Other	2,826	2,245
	$9,824	$13,261

10.  ACCRUED WARRANTY

Product warranty activity in the first six months of fiscal 2009 is as follows (in thousands):

Balance at January 3, 2009	$2,102
Accruals for warranties	(247)
Utilization of accrual for warranty costs	(461)
Balance at July 4, 2009	$1,394

11.  DEFERRED REVENUE

The components of deferred revenue are as follows (in thousands):

	July 4, 2009	January 3, 2009

Deferred service revenue	$5,511	$6,507
Deferred product revenue	1,014	793
	$6,525	$7,300

12.  RESTRUCTURING AND OTHER CHARGES

During the first half of 2009, the Company initiated certain cost reduction efforts related to the US and UK operations.  The Company has recorded expense of approximately $0.1 during the first six months of 2009 related to these actions.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 4, 2009
(Unaudited)

There are no additional expenses to be incurred related to this event. These expenses are expected to be fully paid by year-end.  These amounts are recorded on the restructuring and other charges line in the consolidated statements of operations.

The activity for the first six months of fiscal 2009 related to the Company’s restructuring accruals is as follows (in thousands):
	Balance January 3, 2009	Charged to expense	Utilization	Balance July 4, 2009

Executive contractual obligations	$462	$--	$(276)	$186
Severance and fringe benefits	337	122	(406)	53
	$799	$122	$(682)	$239

13.  STOCK-BASED COMPENSATION

The Company has equity incentive plans that are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee oversees and approves which employees receive grants, the number of shares or options granted and the exercise prices and other terms of the awards.

1998 Stock Option Plan

The 1998 Stock Incentive Plan (the “1998 Incentive Plan”) provides for the award of stock options, restricted stock, deferred stock, and other stock based awards to officers, directors, employees, and other key persons (collectively “awards”). A total of 3,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan. Any options granted under the 1998 Incentive Plan become exercisable upon the earlier of a date set by the Board of Directors or Committee at the time of grant or the close of business on the day before the tenth anniversary of the stock options’ date of grant. This plan expired on April 6, 2008 and therefore no options were granted under this plan after this date. At July 4, 2009, there were 376,275 options outstanding. The options will expire at various dates as prescribed by the individual option grants.

2003 Stock Option Plan

The 2003 Stock Option and Incentive Plan (the “2003 Plan”) provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including those directors who are not an employee or officer of the Company, such directors being referred to as “non-employee directors”), consultants and advisors of the Company and its subsidiaries. The 2003 Plan provides for an automatic annual grant of 7,500 stock options to all active Non-Employee Directors and an option to purchase 25,000 shares is granted to newly elected non-employee directors, all of which vest over a one year period. Additional grants may be awarded at the discretion of the Board of Directors or Committee, and on April 7, 2005, effective for fiscal 2005 forward, the Company’s Board of Directors approved an additional annual grant of 7,500 options to re-elected non-employee directors. A total of 2,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under the 2003 Plan. For the three and six months ended July 4, 2009, no options were issued under the 2003 Plan.  There were 150,000 options issued under the 2003 Plan for the three and six months ended June 28, 2008.  At July 4, 2009, there were 1,831,100 options outstanding under this plan.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 4, 2009
(Unaudited)

2008 Omnibus Incentive Plan

The 2008 Omnibus Incentive Plan (the “2008 Plan”), approved by the stockholders of the Company on June 11, 2008, provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including non-employee directors), consultants and advisors of the Company and its subsidiaries.  A total of 3,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan.  Awards granted under this plan may have varying vesting and termination provisions and can have no longer than a ten year contractual life. There were 156,115 and 213,115 options issued under the 2008 Plan for the three and six months ended July 4, 2009, respectively.  At July 4, 2009, there were 1,028,224 options outstanding and 1,971,776 shares available for future grants under this plan.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) is designed to provide eligible employees of the Company and its participating U.S. subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three-month offering period, whichever is lower. All employees of the Company or participating subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the Company’s common stock are eligible to participate in the ESPP. A total of 950,000 shares of the Company’s common stock, subject to adjustment, have been reserved for issuance under this plan. The Company issued 35,253 shares and 63,674 shares of common stock under its ESPP for the three and six months ended July 4, 2009, respectively. The Company issued 16,238 shares and 35,164 shares of common stock under its ESPP for the three and six months ended June 28, 2008, respectively.

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

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 4, 2009
(Unaudited)

Stock based compensation expense for the three and six months ended July 4, 2009 and June 29, 2008 is as follows (in thousands):
	Three months ended		Six months ended
Stock option plan	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

2003 Plan	$97	$182	$207	$439
2008 Plan	269	--	474	--
1998 Plan	3	47	6	90
ESPP	7	23	17	36
Restricted Stock	--	--	--	--
Non-plan, non-qualified	129	129	258	258

Total	$505	$381	$962	$823

As of July 4, 2009, there was $3.1 million of unrecognized compensation expense related to stock option grants. The weighted average period over which the remaining unrecognized compensation expense will be recognized is 2.0 years.

Valuation Assumptions

ESPP
The fair value of the rights to purchase shares of common stock under the Company’s ESPP was estimated on the commencement date of the offering period using the Black-Scholes valuation model with the following assumptions:
	Three months ended		Six months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Risk-free interest rate	--%	2.0%	--%	1.6%
Volatility	99.4%	60.1%	127.5%	52.7%
Expected life (in years)	0.25	0.25	0.25	0.25
Dividend yield	--	--	--	--

Based on the above assumptions, the weighted average fair values of each stock purchase right under the Company’s ESPP for the second quarter and first six months of 2009 was $0.36 and $0.60, respectively. The fair values of each stock purchase right under the Company’s ESPP for the second quarter and first six months of fiscal 2008 was $0.88 and $0.98, respectively.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 4, 2009
(Unaudited)

Plan Options

The fair value of the options to purchase common stock granted in the second quarter and first six months of fiscal 2009 and fiscal 2008 under the 2008 Plan, the 2003 Plan and the 1998 Plan was estimated on the respective grant dates using the Black-Scholes valuation model with the following assumptions:

	Three months ended		Six months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Risk-free interest rate	2.7%	3.6%	2.6%	3.4%
Volatility	71.2%	48.8%	70.3%	49.5%
Expected life (in years)	5.7	5.7	5.7	5.6
Dividend yield	--	--	--	--

Based on the above assumptions, the weighted average fair value of each option to purchase a share of the Company’s common stock granted in the second quarter and first six months of fiscal 2009 under the 2008 Plan was $0.87 and $1.24, respectively.

Restricted Stock Award

There were no restricted stock grants in the first six months of fiscal 2009 and 2008.

Non-Plan Stock Options

There were no non-plan options granted in the first six months of fiscal 2009 and 2008.

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

Stock Option Activity

Stock option activity for the six months ended July 4, 2009 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at January 3, 2009	4,344,088	$7.24
Granted	231,115	$2.05
Exercised	--	--
Canceled/expired	(217,387)	$11.07
Outstanding at July 4, 2009	4,357,816	$6.77	6.5 years	$0.0 million

Exercisable at July 4, 2009	2,748,065	$7.60	5.6 years	$0.0 million

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 4, 2009
(Unaudited)

There were no options exercised during the three and six months ended July 4, 2009.

During the six months ended June 28, 2008, the total intrinsic value of stock options exercised was approximately $3,500. There were no options exercised during the second quarter of fiscal 2008.

14.  INTEREST AND OTHER INCOME (EXPENSE)

The components of Interest and other income (expense), net, are as follows (in thousands):

	Three months ended		Six months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Interest income	$14	$39	$32	$79
Interest expense	(124)	(237)	(198)	(645)
Other income (expense), net	(136)	383	380	279
	$(246)	$185	$214	$(287)

The amounts reported as Other income (expense), net include among other items (1) losses on foreign currency transactions for the three and six months ended July 4, 2009 of  $0.2 million and $1.0 million, respectively, and (2) gains on foreign currency transactions for the three and six months ended June 28, 2008 of $0.3 million and $0.1 million, respectively, and (3) a $1.2 million gain from settlement of a lawsuit for the six months ended July 4, 2009.

15.  INCOME TAXES

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.  Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

The Company’s tax provision was $16.9 million and  $1.2 million for the three months ended July 4, 2009 and June 28, 2008, respectively, on pre-tax income (loss) from continuing operations of ($23.0) million and $2.2 million for the respective periods.  The Company’s tax provision was $16.6 million and $1.6 million for the six months ended July 4, 2009 and June 28, 2008, respectively, on pre-tax income (loss) from continuing operations of $(24.3) million and $3.5 million for the respective periods.

The Company reviews the carrying amount of its deferred tax assets each reporting period to determine if the establishment of a valuation allowance is necessary.  Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.

In analyzing the available evidence, management evaluated historical financial performance, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and reversals of temporary differences.  The Company’s evaluation is based on current tax laws. Changes in existing laws and future results that differ from expectations may result in significant changes to the deferred tax assets valuation allowance.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 4, 2009
(Unaudited)

Based on our evaluation at July 4, 2009, it was determined that pursuant to FASB Statement 109, Accounting for Income Taxes, the Company recorded a $16.8 million valuation allowance, associated with certain US Federal and State net operating losses, tax credits and temporary differences included in the Company’s deferred tax assets.  At July 4, 2009, our deferred tax assets, net of the aforementioned valuation allowance, amounted to $943,000 which is associated with the Company’s UK and Canadian entities. However, if future events differ from expectations, an increase or decrease of the valuation allowance may be required.  A change in the valuation allowance occurs if there is a change in management’s assessment of the amount of net deferred tax assets that is expected to be realized in the future.

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

The primary component of Accumulated other comprehensive income is unrealized gains or losses on foreign currency translation.  The components of comprehensive income (loss) are as follows (in thousands):

	Three months ended		Six months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Net income (loss)	$(41,449)	$567	$(42,640)	$785
Changes in accumulated other comprehensive income:
Unrealized foreign currency translation gains (losses)	(1,870)	(5)	(2,092)	(166)
Comprehensive income (loss)	$(43,319)	$562	$(44,732)	$619

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

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 4, 2009
(Unaudited)

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

Asset information for the Company’s segments as of July 4, 2009 and January 3, 2009 is as follows (in thousands):

	July 4, 2009	January 3, 2009

Presstek	$104,617	$144,183
Lasertel (assets of discontinued operations)	13,607	13,330
	$118,224	$157,513

The Company’s classification of revenue by geographic area is determined by the location of the Company’s customer.  The following table summarizes revenue information by geographic area (in thousands):

	Three months ended		Six months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

United States	$21,814	$30,076	$43,920	$65,639
United Kingdom	3,519	7,154	7,811	11,320
Canada	2,224	2,498	4,147	4,395
Germany	1,150	2,268	2,953	3,153
Japan	779	790	1,788	1,332
All other	4,024	8,820	7,351	16,561
	$33,510	$51,606	$67,970	$102,400

The Company’s long-lived assets by geographic area are as follows (in thousands):

	July 4, 2009	January 3, 2009

United States	$28,579	$58,580
United Kingdom	776	602
Canada	1,268	736
	$30,623	$59,918

18.  RELATED PARTIES

The Company engages the services of Amster, Rothstein & Ebenstein, a law firm of which Board member Daniel S. Ebenstein is a partner.  Expenses incurred for services from this law firm were $0.8 million (including $0.2 million of pass-through expenses), and $1.2 million (including $0.4 million of pass-through expenses) for the second quarter and first six months of fiscal 2009, respectively, and $0.5 million and $1.2 million for the second quarter and first six months of fiscal 2008, respectively.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 4, 2009
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

From time to time the Company has engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party.  In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations.  In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease.  In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”).  Generally, the Company’s liability for these recourse agreements is limited to 9.9% or less of the amount outstanding.  The maximum amount for which the Company may be liable to the financial institution for the shortfall payment was approximately $1.4 million at July 4, 2009.

Litigation

On October 26, 2006, the Company was served with a complaint naming the Company, together with certain of its former executive officers, as defendants in a purported securities class action suit filed in the United States District Court for the District of New Hampshire. The suit claims to be brought on behalf of purchasers of Presstek’s common stock during the period from July 27, 2006 through September 29, 2006. The complaint alleges, among other things, that the Company and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder based on allegedly false forecasts of fiscal third quarter and annual 2006 revenues. As relief, the plaintiff seeks an unspecified amount of monetary damages but makes no allegation as to losses incurred by any purported class member other than himself, court costs and attorneys’ fees. On September 25, 2008 the parties reached a settlement of the action, subject to confirmatory discovery by plaintiffs and court approval.  On July 20, 2009 the United States District Court approved the settlement and entered a final judgment in the case.

On February 4, 2008, the Company received from the SEC a formal order of investigation relating to the previously disclosed SEC inquiry regarding the Company's announcement of preliminary financial results for the third quarter of fiscal 2006. The Company is cooperating fully with the SEC's investigation.  On July 22, 2009 the Company received a “Wells” Notice from the staff of the SEC informing the Company that the staff intends to recommend that the SEC bring a civil injunctive action against the Company alleging that the Company violated Section 10(b) and 13(a) of the Securities Exchange Act of 1934, Rule 10b-5 and regulation Fair Disclosure thereunder.  The SEC staff also informed the Company that in connection with the contemplated charges, the staff may seek a permanent injunction and civil penalties. As of the second quarter of 2009, the Company has not accrued an amount for any potential civil penalty as such an amount, if any, cannot be reasonably estimated.  If the staff recommends that a civil penalty be imposed on the Company, and if the SEC accepts the staff’s recommendation and imposes a civil penalty, then such a civil penalty could have a material impact on the Company’s results of operations and financial condition.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 4, 2009
(Unaudited)

In February 2008, the Company filed a complaint with the International Trade Commission (“ITC”) against VIM technologies, Ltd. and its manufacturing partner Hanita Coatings for infringement of Presstek’s patent and trademark rights. Presstek also sued four U.S. based distributors of VIM products: Spicers Paper, Inc., Guaranteed Service & Supplies, Inc., Ohio Graphco Inc., and Recognition Systems Inc., as well as one Canadian based distributor, AteCe Canada. The Company has settled with Ohio Graphco Inc., which has agreed to cease the importation, use and sale of VIM plates and also agreed to cooperate with the ITC in its investigation of VIM’s alleged patent infringement. Presstek is seeking, among other things, an order from the ITC forbidding the importation and sale of the VIM printing plates in the United States; such an order would be enforced at all U.S. borders by the U.S. Customs Service. In March of 2008, the ITC notified Presstek that it was instituting an investigation related to the Complaint, and a hearing before the ITC was held in April 2009. On July 31, 2009 an Administrative Law Judge (“ALJ”) for the ITC issued an initial determination (the “Initial Determination”) that VIM’s importation and sale of the alleged infringing printing plates violates Section 337 of the Tariff Act of 1930, as amended.  The ALJ ruled that the Presstek patents that are in dispute are valid and enforceable and that they are infringed by the VIM printing plates and has recommended that the ITC issue an order barring the importation of the VIM plates into the United States.  VIM and the other respondents have petitioned the ITC for the review of the Initial Determination seeking a reversal of the Initial Determination.

In April 2008, the Company filed a Complaint against VIM in a German court for patent infringement. In addition, in December 2008 we filed a complaint in U.S. District Court in New Hampshire against a VIM distributor, Prograf Digital Service, Inc., for patent infringement associated with the distributor’s sale of infringing product.  On March 30, 2009, as part of a settlement, the U.S. District Court entered an injunction prohibiting Prograf from selling the infringing VIM printing plate product.  On April 21, 2009, the Regional Court in Dusseldorf, Germany, entered a judgment requiring VIM to cease sales activities in Germany with respect to the infringing product and declaring that the Company is entitled to damages for infringement, as well as court costs.  The Company has the right to enforce the judgment immediately upon posting a required bond with the Regional Court.  VIM has appealed the ruling of the Regional Court.

On September 10, 2008 a purported shareholder derivative claim against certain current and former directors and officers of the Company was filed in the United States District Court for the District of New Hampshire. The complaint alleges breaches of fiduciary duty by the defendants and seeks unspecified damages. On September 25, 2008 the parties reached agreement on a settlement of the claim, subject to documentation and receipt of court approval.

In February 2005 MHR Capital Partners LP (“MHR”) filed a breach of contract lawsuit in the New York Supreme Court against the Company and one of its subsidiaries.  MHR was seeking $10 million in damages.  MHR alleged that the Company breached the terms of a contract relating to the potential purchase of A.B. Dick Company in 2004.  The complaint was dismissed by the New York Supreme Court on motion by the Company and the dismissal was affirmed by the Appellate Division.  On June 24, 2009, the New York Court of Appeals affirmed the lower courts’ dismissal of the lawsuit and the case is now ended.

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

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 4, 2009
(Unaudited)

Presstek is a party to other litigation that it considers routine and incidental to its business however it does not expect the results of any of these actions to have a material adverse effect on its business, results of operation or financial condition.

20. SALE-LEASEBACK TRANSACTION

On July 14, 2008, the Company completed a sale-leaseback transaction of its property located in Tucson, Arizona (the “Property”).  The Company sold the Property to an independent third party for approximately $8.75 million, or $8.4 million net of expenses incurred in connection with the sale, resulting in a gain of approximately $4.6 million.  Concurrent with the sale, the Company entered in to an agreement to lease a portion of the property back from the purchaser for a term of 10 years.  The lease, which management deemed to be an operating lease, has approximately $5.3 million in future minimum lease payments.  The gain associated with the transaction was deferred at the inception of the arrangement and is expected to be amortized ratably over the lease term.

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

21. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 18, 2009, which represents the date the financial statements were issued.

The Company began during the third quarter of 2009 to implement additional cost reductions that will be primarily completed by the end of 2009. The Company expects to incur restructuring costs of approximately $1.0 million related to these actions by the end of fiscal 2009.  As part of these cost reduction initiatives, the Company will reduce its global workforce across all levels of the organization by approximately 60 positions, or ten percent of the Presstek segment of our business.  The additional cost actions include elimination of the 401(k) company matching contribution and furloughs in certain of the Company’s operating areas, and lower anticipated legal fees. The Company is also in the process of seeking a sale and leaseback of its Hudson, New Hampshire manufacturing and office facility.

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

In addition to marketing, selling and servicing our proprietary digital products, we also market, sell and service traditional (or analog) products for the commercial print market. This analog equipment is manufactured by third party strategic partners and the analog consumables are manufactured by either us or our strategic partners. The addition of these non-proprietary products and our ability to directly sell and service them was made possible by the A.B. Dick and Precision Lithograining acquisitions, which we completed in 2004.

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

Since 2007, management has been taking steps to improve the Company’s cost structure and strengthen its balance sheet in order to enable Presstek to increase profitability on improved revenue growth when economic conditions in the United States and elsewhere recover. An important element of this effort was our Business Improvement Plan, as described in the next section.

Business Improvement Plan

In the fourth quarter of fiscal 2007, we announced our Business Improvement Plan (“BIP”). The plan involved virtually every aspect of the business and includes pricing actions, improved manufacturing efficiencies, increased utilization of field service resources, right-sizing of operating expenses, and cash flow improvements driven by working capital reductions and the sale of selected real estate assets.

Since the second quarter of fiscal 2007, headcount in the Presstek segment of our business has been reduced by 16.3%, leased facilities have been consolidated, operating expenses, excluding special charges, have been reduced from $21.5 million in the second quarter of 2007 to $14.7 million in the second quarter of 2009 (excluding the one time charge of $19.1 million for the write off of goodwill), working capital has decreased from $39.8 million at June 30, 2007 to $25.1 million at July 4, 2009, short term debt decreased by approximately $10.4 million from $28.0 million at June 30, 2007 to $17.6 million at July 4, 2009 and in the third quarter of fiscal 2008, the Company completed the sale of real estate property located in Tucson, Arizona, of which the proceeds were used to pay down debt.  The sale of this property included a sale-leaseback of a portion of the facility for the Lasertel operations.

The Business Improvement Plan has been completed and there are no further restructuring costs anticipated in 2009 as part of this Plan.

General

We operate and report on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the thirteen week periods ended July 4, 2009 (the “second quarter and first six months of fiscal 2009” or “the six months ended July 4, 2009”) and June 28, 2008 (the “second quarter and first six months of fiscal 2008” or “the six months ended July 28, 2008”).

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

RESULTS OF OPERATIONS

Results of operations in dollars and as a percentage of revenue were as follows (in thousands of dollars):

	Three months ended				Six months ended
	July 4, 2009		June 28, 2008		July 4, 2009		June 28, 2008
		% of revenue		% of revenue		% of revenue		% of revenue
Revenue
Product	$26,324	78.6	$43,086	83.5	$53,220	78.3	$84,476	82.5
Service and parts	7,186	21.4	8,520	16.5	14,750	21.7	17,924	17.5
Total revenue	33,510	100.0	51,606	100.0	67,970	100.0	102,400	100.0

Cost of revenue
Cost of product	17,107	51.1	27,602	53.5	33,484	49.3	53,070	51.8
Cost of service and parts	5,367	16.0	6,539	12.7	11,356	16.7	13,465	13.1
Total cost of revenue	22,474	67.1	34,141	66.2	44,840	66.0	66,535	64.9

Gross profit	11,036	32.9	17,465	33.8	23,130	34.0	35,865	35.0

Operating expenses
Research and development	1,164	3.5	1,275	2.5	2,424	3.6	2,638	2.6
Sales, marketing and customer support	6,884	20.5	7,903	15.3	13,249	19.5	15,323	15.0
General and administrative	6,321	18.9	5,416	10.5	12,293	18.1	12,389	12.1
Amortization of intangible assets	233	0.7	274	0.5	487	0.7	565	0.6
Restructuring and other charges	38	0.1	560	1.1	122	0.2	1,195	1.2
Goodwill impairment	19,114	57.0	-	0.0	19,114	28.1	-	0.0
Total operating expenses	33,754	100.7	15,428	29.9	47,689	70.2	32,110	31.4

Operating income (loss)	(22,718)	(67.8)	2,037	3.9	(24,559)	(36.1)	3,755	3.7

Interest and other income (expense), net	(246)	(0.7)	185	0.4	214	0.3	(287)	(0.3)
Provision for income taxes	16,905	50.4	1,219	2.4	16,630	24.5	1,578	1.5

Income (loss) from continuing operations	(39,869)	(119.0)	1,003	1.9	(40,975)	(60.3)	1,890	1.8
Loss from discontinued operations, net of tax	(1,580)	(4.7)	(436)	(0.8)	(1,665)	(2.4)	(1,105)	(1.1)
Net income (loss)	$(41,449)	(123.7)	$567	1.1	$(42,640)	(62.7)	$785	0.8

Three and six months ended July 4, 2009 compared to three and six months ended June 28, 2008

Revenue

Consolidated revenues were $33.5 million and $68.0 million in the second quarter and first six months of 2009 respectively, compared to $51.6 million and $102.4 million in the comparable prior year periods.  The decline in revenues was driven primarily by the impact of the recent deterioration in the global economy, the continuing decline in our traditional lines of business, and an unfavorable change in foreign currency exchange rates.  Overall, sales of Presstek’s “growth” portfolio of products, defined as 34DI and 52DI digital offset solutions and the Presstek family of chemistry free CtP solutions, decreased $10.9 million, or 42%, and $22.2 million, or 43%, in the second quarter and first six months of 2009 compared to the same prior year periods. However, on a sequential quarter basis, the sale of “growth” portfolio products increased by $1.0 million, with improved sales in our 52DI consumables as well as the new Aurora Pro plate.

Equipment revenues were $5.2 million and $10.2 million in the second quarter and first six months of 2009 respectively, compared to $14.5 million and $27.7 million in the same prior year periods.  Equipment sales were significantly impacted by the deterioration of the economy and were consistent with declines in global capital equipment markets.  Potential customers are delaying purchasing decisions and lenders are delaying financing commitments in anticipation of a continuing sluggish economy.  Sales of growth portfolio DI presses and peripherals declined from $12.0 million and $21.8 million in the second quarter and first six months of 2008 respectively, to $3.7 million and $7.3 million in the comparable current year periods.  Sales of our remaining growth portfolio of equipment, Dimension, Dimension Pro, Compass, and Vector TX52 platesetters, declined from $2.2 million and $5.0 million in the second quarter and first six months of 2008 respectively, to $1.5 million and $2.6 million in the comparable current year periods.  Equipment sales of our “traditional” line of products, defined as QMDI presses, polyester CtP platesetters, and conventional equipment, were also lower in 2009 compared to 2008 due to the sluggish economy as well as the ongoing transition of our customer base from analog to digital technologies.  Revenues from our traditional line of equipment products declined from $1.8 million and $3.4 million in the second quarter and first six months of 2008, respectively, to $0.8 million and $1.9 million in the comparable current year periods.

Consumables product revenues declined from $28.5 million and $56.8 million in the second quarter and first six months of 2008, respectively, to $21.1 million and $43.0 million in the comparable current year periods due primarily to lower sales of our “traditional” portfolio of consumables.  Sales of Presstek’s traditional plate products, consisting of QMDI, other DI, and polyester plates, declined from $11.5 million and $22.7 million in the second quarter and first six months of 2008, respectively, to $7.6 million and $15.8 million in the comparable current year periods, while sales of other traditional consumables products declined from $7.0 million and $14.9 million to $5.5 million and $11.8 million in the comparable periods.  Total sales of Presstek’s traditional products declined 29% and 27% in the second quarter and first six months of 2009, to $13.1 million and $27.6 million respectively.  Sales of Presstek’s “growth” portfolio of consumables, defined as 52DI, 34DI, and chemistry-free CtP plates, declined from $10.0 million and $19.2 million in the second quarter and first six months of 2008, respectively, to $8.0 million and $15.4 million in the comparable current year periods, reflecting underutilized capacity in the printing markets resulting from the slow economy as well as customer inventory reductions.  Sales of 52DI plates increased in the second quarter and first six months of 2009 compared to the same prior year periods by 14% and 10%, respectively.  Overall sales of Presstek’s growth portfolio of DI plates declined from $4.8 million and $9.6 million in the second quarter and first six months of 2008 respectively, to $4.3 million and $8.3 million in the comparable current year period.  Sales of chemistry-free CtP plates declined by 29% and 26% in the second quarter and first six months of 2009, respectively, from $5.2 million and $9.6 million in the second quarter and first six months of 2008. Sales of Aurora Pro, Presstek’s new chemistry-free CtP thermal plate, increased 54% and 39% in the second quarter and first six months respectively, compared to the same prior year periods.

Service and parts revenues were $7.2 million and $14.7 million in the second quarter and first six months of 2009, respectively, reflecting a decrease of $1.3 million, or 16%, and $3.2 million, or 18%, from the comparable prior year periods.  The decrease is due primarily to lower parts revenues resulting from the transition of our customer base from analog to digital solutions as well as lower equipment usage due to the sluggish economy.

Cost of Revenue

Consolidated cost of product, consisting of costs of material, labor and overhead, shipping and handling costs and warranty expenses, was $17.1 million and $33.5 million in the second quarter and first six months of fiscal year 2009, respectively compared to $27.6 million and $53.1 million, respectively, in the comparable prior year periods.  The decrease was due primarily to lower revenues.

Consolidated cost of service and parts declined from $6.5 million and $13.5 million in the second quarter and first six months of 2008, respectively, to $5.4 million and $11.4 million in the comparable current year periods.  These amounts represent the cost of spare parts, labor and overhead associated with the ongoing service of products.  The reduction in overall cost is due primarily to lower field service expenses resulting from cost reduction initiatives, as well as lower parts revenues.

Gross Profit

Consolidated gross profit as a percentage of total revenue was 32.9% and 34.0% in the second quarter and first six months of fiscal year 2009, respectively, compared to 33.8% and 35.0% in the second quarter and first six months of fiscal year 2008, respectively.

Gross profit as a percentage of product revenues was 35.0% in the second quarter of 2009 compared to 35.9% in the second quarter of 2008.  On a year to date basis, gross profit as a percentage of product revenues was 37.1% in fiscal year 2009 compared to 37.2% in fiscal year 2008.  Gross profit has been negatively impacted in 2009 by an unfavorable change in foreign currency exchange rates but has been offset by a favorable mix of higher margin product sales.

Gross profit as a percentage of service revenues was 23.3% and 24.9% in the second quarter and first six months of 2008, respectively, compared to 25.3% and 23.0% in the comparable current year periods, respectively.

Research and Development

Research and development expenses primarily consist of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment, consumables and laser diode development efforts.

Research and development expenses were $1.2 million and $2.4 million in the second quarter and first six months of fiscal year 2009, respectively, compared to $1.3 million and $2.6 million in the comparable prior year periods.  Favorable spending was due primarily to lower consulting costs and lower parts and supplies expense related to product development.

Sales, Marketing and Customer Support

Sales, marketing and customer support expenses primarily consist of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs associated with sales, marketing and customer support activities.

Sales, marketing and customer support expenses decreased from $7.9 and $15.3 million in the second quarter and first six months of fiscal year 2008, respectively, to $6.9 million and $13.2 million in the comparable current year periods.  The decline in expenses was due primarily to lower marketing costs resulting from the DRUPA trade show which took place in the second quarter of 2008, as well as lower commission expense due to lower sales.

General and Administrative

General and administrative expenses are primarily comprised of payroll and related expenses, including stock compensation, for personnel and contracted professional services necessary to conduct our general management, finance, information systems, human resources and administrative activities.

General and administrative expenses were $6.3 million and $12.3 million in the second quarter and first six months of 2009 respectively, compared to $5.4 million and $12.4 million in the comparable prior year periods.  Unfavorable expenses in the second quarter of 2009 resulted primarily from higher legal fees and a $0.6 million increase in bad debt expense (primarily related to our European operations), offset partially by lower payroll related costs and professional services fees.  Favorable expenses in the first half of 2009 resulted primarily from lower payroll related expenses and professional services costs, offset somewhat by higher legal fees and bad debt expense.

Amortization of Intangible Assets

Amortization expense was $0.2 million and $0.5 million in the second quarter and first six months of fiscal 2009, respectively, compared to $0.3 million and $0.6 million in the comparable 2008 periods.  These expenses relate to intangible assets recorded in connection with the Company’s 2004 ABDick acquisition, patents and other purchased intangible assets.

Restructuring and Other Charges

During the first half of 2009, the Company initiated certain cost reduction efforts related to the US and UK operations.  The Company has recorded expense of approximately $0.1 during the first six months of 2009 related to these actions. There are no additional expenses to be incurred related to this event. These expenses are expected to be fully paid by year-end.  These amounts are recorded on the restructuring and other charges line in the consolidated statements of operations.

In the second quarter and first six months of 2008 the Company recognized $0.6 million and $1.2 million respectively of restructuring and other related costs associated with our business improvement plan as well as charges related to the impairment of long-lived assets located at our South Hadley, Massachusetts facility.

Goodwill

In order to complete the two-step goodwill impairment tests as required by SFAS 142, Goodwill and Other Intangible Assets, the Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. In accordance with the provisions of SFAS 142, the Company designates reporting units for purposes of assessing goodwill impairment. SFAS 142 defines a reporting unit as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. Goodwill is assigned to reporting units of the Company that are expected to benefit from the synergies of the acquisition. Based on the provisions of SFAS 142, the Company has determined that it has one reporting unit in continuing operations for purposes of goodwill impairment testing.

The Company’s impairment review is based on a combination of the income approach, which estimates the fair value of the Company’s reporting units based on a discounted cash flow approach, and the market approach which estimates the fair value of the Company’s reporting unit based on comparable market multiples. The average fair value is then reconciled to the Company’s market capitalization with an appropriate control premium. The discount rate utilized in the discounted cash flows analysis in the quarter ended July 4, 2009 was approximately 16%, reflecting market based estimates of capital costs and discount rates adjusted for a market participant’s view with respect to execution, concentration, and other risks associated with the projected cash flows of the individual segments. The peer companies used in the market approach are primarily the major competitors. The Company’s valuation methodology requires management to make judgments and assumptions based on historical experience and projections of future operating performance.  The Company’s policy is to perform its annual goodwill impairment test on the first business day of the third quarter of each fiscal year.

Based on events including  the decline in the Company’s stock price during the second quarter of 2009 and the unstable economic and credit conditions impacting the Company’s business, the Company identified a triggering event that caused management to test goodwill for impairment as of July 4, 2009. After completing step one of the impairment test, the Company determined that the estimated fair value of its reporting unit was less than the carrying value of the reporting unit, requiring the completion of the second step of the impairment test. To measure the amount of impairment, SFAS 142 prescribes that the Company determine the implied fair value of goodwill in the same manner as if the Company had acquired the reporting unit. Specifically, the Company must allocate the fair value of the reporting unit to all of the assets of that unit, including unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two. Upon completion of step two of the analysis, the Company wrote off the entire goodwill balance. This resulted in an impairment loss of $19.1 million in the quarter ended July 4, 2009. The Company has no goodwill balance remaining as of July 4, 2009.

The goodwill impairment charge is non-cash in nature and does not affect the company’s liquidity, cash flows from operating activities or debt covenants and will not have a material impact on future operations. Based on our market capitalization relative to the Company’s net assets any possible changes in the assumptions in the goodwill impairment test would not change our conclusion.

Interest and Other Income (Expense), Net

Consolidated net interest and other income(expense), net, was an expense of $0.2 million in the second quarter of 2009 compared to income of $0.2 million in the second quarter of 2008, mainly due to foreign currency transaction losses. For the six month period ending July 4, 2009 net interest and other income was income of $0.2M, driven by $1.2M of proceeds from a favorable resolution of an insurance contract lawsuit settlement, offset by $1.0M of foreign currency transaction losses. This was an improvement as compared to the $0.3M of expense for the first six months of 2008. Net interest expense of $0.1 million and $0.2 million in the second quarter and first six months of 2009, respectively, reflected a decrease of $0.1 million and $0.4 million from the comparable prior year period due to lower interest rates as well as lower balances on our revolving credit facility and fixed term loan.

Provision for Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.  Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

The Company’s tax provision was $16.9 million and  $1.2 million for the three months ended July 4, 2009 and June 28, 2008, respectively, on pre-tax income (loss) from continuing operations of ($23.0) million and $2.2 million for the respective periods.  The Company’s tax provision was $16.6 million and $1.6 million for the six months ended July 4, 2009 and June 28, 2008, respectively, on pre-tax income (loss) from continuing operations of $(24.3) million and $3.5 million for the respective periods.

The Company reviews the carrying amount of its deferred tax assets each reporting period to determine if the establishment of a valuation allowance is necessary.  Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.

In analyzing the available evidence, management evaluated historical financial performance, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and reversals of temporary differences.  The Company’s evaluation is based on current tax laws. Changes in existing laws and future results that differ from expectations may result in significant changes to the deferred tax assets valuation allowance.

Based on our evaluation at July 4, 2009, it was determined that pursuant to FASB Statement 109, Accounting for Income Taxes, the Company recorded a $16.8 million valuation allowance, associated with certain US Federal and State net operating losses, tax credits and temporary differences included in the Company’s deferred tax assets.  At July 4, 2009, our deferred tax assets, net of the aforementioned valuation allowance, amounted to $943,000 which is associated with the Company’s UK and Canadian entities. However, if future events differ from expectations, an increase or decrease of the valuation allowance may be required.  A change in the valuation allowance occurs if there is a change in management’s assessment of the amount of net deferred tax assets that is expected to be realized in the future.

Discontinued Operations

On September 24, 2008, the Board of Directors approved a plan to sell the Lasertel subsidiary as the Lasertel business is not a core focus for the Presstek graphics business. Although Lasertel is a supplier of diodes for the Company, it has grown its presence in the external market, and management believes that Lasertel would be in a better position to realize its full potential in conjunction with other companies or investors who can focus resources on the external market.  The disposal of this asset group is currently anticipated to be an asset sale and to occur within a one year period.  As such, the Company has presented the results of operations of this subsidiary within discontinued operations, classified the assets as “Assets of discontinued operations” and liabilities as “Liabilities of discontinued operations”. The Lasertel business will continue to operate as it previously operated, including its marketing and new business/product development activities. Presstek has no intentions to shut down the business.  It is anticipated that the net proceeds from the sale of Lasertel will result in an amount that is less than the net book value of Lasertel.  Therefore, an impairment charge of $1.4 million was recorded during the quarter ended July 4, 2009 and is reflected in the results of operations of the discontinued business of Lasertel.

Results of operations of the discontinued business of Lasertel consist of the following (in thousands, except per-share data):
	Three months ended		Six months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Revenues from external customers	$2,843	$2,661	$4,818	$4,298
Loss before income taxes	(1,558)	(733)	(1,665)	(1,840)
Provision (benefit) from income taxes	22	(297)	--	(735)
Loss from discontinued operations	$(1,580)	$(436)	$(1,665)	$(1,105)
Loss per share	$(0.04)	$(0.01)	$(0.04)	$(0.03)

Assets and liabilities of the discontinued business of Lasertel consist of the following (in thousands):

	July 4, 2009	January 3, 2009

Cash and cash equivalents	$229	$369
Receivables, net	2,466	2,187
Inventories	5,794	4,478
Other current assets	220	134
Property, plant & equipment, net	4,202	5,263
Intangible assets, net	696	899
Total assets	$13,607	$13,330

Accounts payable	$1,155	$884
Accrued expenses	625	448
Deferred gain	4,170	4,370
Total Liabilities	$5,950	$5,702

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash)

We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings.  At July 4, 2009, we had $4.5 million of cash and cash equivalents and $25.1 million of working capital, including $17.6 million of short term debt, compared to $4.3 million of cash and cash equivalents and $38.3 million of working capital, including $25.4 million of short term debt at June 28, 2008.

Continuing Operations

Our operating activities used $1.3 million of cash in the six months ended July 4, 2009.  Cash used by operating activities came from net loss after adjustments for non-cash write off of goodwill, valuation allowance of the deferred income taxes, depreciation, amortization, provisions for warranty costs and accounts receivable allowances, and stock compensation expense.  Net loss and non-cash items were further negatively impacted by  an increase in inventory levels of $2.0 million, a decrease of $0.8 million in deferred revenue, and a decrease of $3.2 million in accrued expenses. These were partially offset by an increase of $2.9 million in accounts payable and a decrease in accounts receivable of $2.4 million.  The increase in inventory levels was due primarily to the timing of purchases in the first six months of fiscal 2009 as well as the impact of changes in foreign currency exchange rates.  The changes in accrued expenses and accounts payable was due mainly to the timing of transactions and related payments.  Deferred revenues decreased due to the recognition of service revenues over the service period. The decrease in accounts receivable was due to lower sales as well as the increase in bad debt allowances.

We used $1.1 million of net cash for investing activities in the first six months of fiscal 2009 primarily comprised of additions to property, plant and equipment and additions to developed technology costs.  Our additions to property, plant and equipment relate primarily to production equipment and investments in our infrastructure.

Our financing activities provided $1.3 million of cash, comprised primarily of$3.5 million of net borrowings offset by $2.4 million of cash repayments on our term loan.

Discontinued Operations

Operating activities of discontinued operations used $1.5 million in cash in the first six months of fiscal 2009. Cash used in operating activities came from a net loss, after adjustments for an asset impairment charge of $1.4 million and other non-cash addbacks in addition to working capital usages which were mainly inventory.

 Liquidity

The Company’s Senior Secured Credit Facilities (the “Facilities”) include a $35.0 million five-year secured term loan (the “Term Loan”) and a $45.0 million five-year secured revolving line of credit (the “Revolver”).  The Company granted a security interest in all of its assets in favor of the lenders under the Facilities, which consists of a group of three banks (the “Lenders”).  In addition, under the Facilities agreement, the Company is prohibited from declaring or distributing dividends to shareholders. These credit facilities expire on November 4, 2009.

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

At July 4, 2009 and January 3, 2009, the Company had outstanding balances on the Revolver of $15.9 million and $12.4 million, respectively, with interest rates of 2.0% and 2.7%, respectively.  At July 4, 2009, there were $1.2 million of outstanding letters of credit, thereby reducing the amount available under the Revolver to $27.8 million at that date.

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

The weighted average interest rate on the Company’s short-term borrowings was 2.0% at July 4, 2009.

Under the terms of the Revolver and the Term Loan, the Company is required to meet four financial covenants on a quarterly and annual basis. As a result of the Company’s financial performance during the quarter ended July 4, 2009, the Company was not in compliance with two of these covenants, the maximum funded debt to EBITDA (a non-U.S. GAAP measurement that the Company defines as earnings before interest, taxes, depreciation, amortization, and restructuring and other charges) and minimum fixed charge coverage covenants.  Under the terms of the Facilities agreement, the Company’s failure to maintain these financial covenants represents an “Event of Default” and provides the Lenders with certain remedies.  The remedies available to the Lenders may be exercised at the discretion of the Administrative Agent for the Lenders or at the direction of the “Requisite Lenders” (Lenders with an aggregate of not less than 66.66% of the commitments under the Revolver). The remedies available to the Lenders include (i) the imposition of a “default rate” on all outstanding borrowings under the Facilities which increases the annual interest rate applicable to all borrowings under the Facilities by two percentage points, (ii) the declaration that all or a portion of the obligations under the Facilities are immediately due and payable, (iii) the suspension of the Facilities and the allowance of further advances under the Facilities only at the sole discretion of the Administrative Agent (or at the discretion of the Requisite Lenders if the suspension occurred at their direction) (iv) the termination of the Facilities with respect to further advances, and (v) upon prior notice to the Company, the appointment of a receiver for the Company.

The Company has held discussions with the Administrative Agent following the Company’s failure to maintain the two financial covenants (as discussed above) required under the Facilities agreement.  The Company has not been informed by the Administrative Agent that the Lenders intend to exercise the remedies available to the Lenders under the Facilities agreement.  While the Lenders retain these rights as long as the Facilities remain outstanding and as long as the Event of Default continues, and while there can be no assurance that the Lenders will not exercise any of these remedies, the Company anticipates that it will be able to work with the Lenders to achieve an orderly repayment of the Facilities from the proceeds of a new credit facility, from the sale of assets, or a combination thereof.  If the Lenders were to declare all or a substantial portion of the obligations under the Facilities immediately due and payable, the Company would be unable to repay the obligations immediately.  Under this scenario, it is anticipated that the Company would enter into negotiations with the Lenders to establish a plan to repay the obligations as promptly as practicable through the proceeds of a new credit facility and/or the proceeds obtained from the sale of assets. The Company expects to continue to make payments under the Term Loan and retire the Term Loan in accordance with its terms. Through the date of this filing, the Lenders continue to advance funds to the Company under the Revolver and the Company anticipates additional advances being available to fund operating expenses. Should the Lenders elect to discontinue providing advances to the Company under the Revolver, the Company would seek to negotiate with the Lenders an arrangement that would facilitate the maintenance of the Company’s business in the ordinary course while the Company seeks a new credit facility and the sale of assets as noted above.  If the Lenders fail to provide further advances under the Revolver, and if the Company and the Lenders are unable to negotiate an acceptable arrangement for the maintenance of the Company’s business in the ordinary course, then we could be forced to self-fund capital expenditures and strategic initiatives, forego certain opportunities, or possibly discontinue certain of our operations.

The Company is currently in discussions with potential lenders about a new credit facility, and the Company expects to have a new revolving line of credit in place by the expiration of the Facilities on November 4, 2009 to be used to retire the Revolver and for working capital and other operating purposes. Concurrently, the Company is in the process of marketing its Lasertel subsidiary for sale and marketing its Hudson, New Hampshire office building for a possible sale-lease back.  The Company anticipates that the combination of the credit available from a new credit facility and the cash generated from these potential sales will provide the Company with sufficient liquidity to retire the Facilities and to fund the operations of the Company.  Cash generated from the Company’s future operations would provide enhanced liquidity.

We believe that existing funds, cash flows from operations, and cash available from other sources as discussed above will be sufficient to satisfy cash requirements through at least the next 12 months. However, any inability to obtain adequate financing could force us to self-fund capital expenditures and strategic initiatives, forgo certain opportunities, or possibly discontinue certain of our operations.  There can be no assurance that the Company will be able to obtain a new credit facility or obtain a credit facility on acceptable terms.   Additionally, there can be no assurance that the Company will be able to successfully complete the asset sales mentioned above.

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

From time to time the Company has engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party. In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). Generally, the Company’s liability for these recourse agreements is limited to 9.9% of the amount outstanding. The maximum amount for which the Company was liable to the financial institutions for the shortfall payments was approximately $1.4 million at July 4, 2009.

On February 4, 2008, the Company received from the SEC a formal order of investigation relating to the previously disclosed SEC inquiry regarding the Company's announcement of preliminary financial results for the third quarter of fiscal 2006. The Company is cooperating fully with the SEC's investigation.  On July 22, 2009 the Company received a “Wells” Notice from the staff of the SEC informing the Company that the staff intends to recommend that the SEC bring a civil injunctive action against the Company alleging that the Company violated Section 10(b) and 13(a) of the Securities Exchange Act of 1934, Rule 10b-5 and regulation Fair Disclosure thereunder.  The SEC staff also informed the Company that in connection with the contemplated charges, the staff may seek a permanent injunction and civil penalties. As of the second quarter of 2009, the Company has not accrued an amount for any potential civil penalty as such an amount, if any, cannot be reasonably estimated.  If the staff recommends that a civil penalty be imposed on the Company, and if the SEC accepts the staff’s recommendation and imposes a civil  penalty, then such a civil penalty could have a material impact on the Company’s results of operations and financial condition.

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

Information Regarding Forward-Looking Statements

Statements other than those of historical fact contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the following:

•	our ability and expectations for the sale of assets, including a potential sale-lease back of our Hudson, New Hampshire office building;

•	our expectations regarding our ability to obtain a new credit facility to replace the current credit facility;

•	our expectations regarding our ability to work with our lenders to resolve the default on our current loan covenants;

•	the adequacy of internal cash and working capital for our operations, and the need to obtain adequate financing following the expiration of our existing credit facilities in November 2009;

•	manufacturing constraints and difficulties;

•	the introduction of competitive products into the marketplace;

•	management’s plans and goals for our subsidiaries;

•	the ability of the Company and its divisions to generate positive cash flows in the near-term, or to otherwise be profitable;

•	our ability to produce commercially competitive products;

•	the strength of our various strategic partnerships, both on manufacturing and distribution;

•	our ability to secure other strategic alliances and relationships;

•	our expectations regarding the Company’s strategy for growth, including statements regarding the Company’s expectations for continued product mix improvement;

•	our expectations regarding the balance, independence and control of our business;

•
our expectations and plans regarding market penetration, including the strength and scope of our distribution channels and our expectations regarding sales of Direct Imaging presses or computer-to-plate devices;

•	the commercialization and marketing of our technology;

•	our expectations regarding performance of existing, planned and recently introduced products;

•	the adequacy of our intellectual property protections and our ability to protect and enforce our intellectual property rights;

•	the expected effect of adopting recently issued accounting standards, among others;

•	our expectations in selling the Lasertel subsidiary; and

•	the recoverability of our intangible assets and other long-lived assets.

Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors that could cause or contribute to such differences include:

•	our ability to continue to have access to our revolving credit facility in light of a violation of loan covenants;

•	our ability to successfully market and sell our Lasertel subsidiary;

•	our ability to obtain a credit facility to replace our current credit facility, on terms that are acceptable to us;

•	our ability to successfully market for a sale-lease back our Hudson, New Hampshire building

•	market acceptance of and demand for our products and resulting revenues;

•	any inability to obtain adequate financing following the expiration of our existing credit facilities in November 2009;

•	our ability to meet our stated financial objectives;

•	our dependency on our strategic partners, both on manufacturing and distribution;

•	the introduction of competitive products into the marketplace;

•	shortages of critical or sole-source component supplies;

•	the availability and quality of Lasertel’s laser diodes;

•	the performance and market acceptance of our recently-introduced products, and our ability to invest in new product development;

•	manufacturing constraints or difficulties (as well as manufacturing difficulties experienced by our sub-manufacturing partners and their capacity constraints); and

•	the impact of general market factors in the print industry in general;

•	current capital and credit market conditions and its potentially adverse affect on our access to capital, cost of capital and business operations; and

•	Current economic conditions and its affects on the Company’s business and results from operations.

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

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended January 3, 2009, which was filed with the SEC on March 24, 2009.  There were no significant changes to the Company’s critical accounting policies in the six months ended July 4, 2009.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codifications and the Hierarchy of Generally Accepted Accounting Principles- A replacement of FASB Statement No. 162”.  The Codification will become the single source of authoritative generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities and will supersede all existing FASB, AICPA, EITF pronouncements and related literature. The Codification does not replace or affect guidance issued by the SEC or its staff for public entities in their filings with the SEC.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and will be adopted by the Company in the third quarter of 2009.  The adoption of SFAS No. 168 is not expected to have a material impact on the Company’s financial results.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  This statement establishes principles and disclosure requirements for events or transactions occurring after the balance sheet date but before financial statements are issued or available to be issued.  This statement requires that an entity shall disclose the date through which the subsequent events have been evaluated, and whether that date is the date when financial statements were issued or the date the financial statements were available to be issued. Some nonrecognized subsequent events may be such that they must be disclosed to keep the financial statements from being misleading.  For such events an entity should disclose the nature of the event and an estimate of its financial effect, or a statement that an estimate cannot be made.  The Company adopted the provisions of SFAS No. 165 for the interim period ending July 4, 2009 and has included all necessary disclosures (Note 21).

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

In January 2009, the Company adopted the remaining provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”) for non-financial assets. Please see Note 3.

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

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.  At July 4, 2009, we were not involved in any unconsolidated SPE transactions.

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

Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of July 4, 2009, the Company’s disclosure controls and procedures were not effective because of the  continuation of the material weakness described below. Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated interim financial information included in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

Management has undertaken procedures and other steps to mitigate the material weakness in internal control over financial reporting described below, along with additional procedures designed to ensure the reliability of our financial reporting.

In Management’s Report on Internal Control over Financial Reporting, included in Item 9A of the Company’s Annual Report on Form 10-K for the year ended January 3, 2009, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2009, management of the Company concluded that there was a control deficiency that constituted a material weakness, as described below and which was not as of July 4, 2009 fully remediated.

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

The following remedial actions have been initiated and will continue to be implemented after July 4, 2009:

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

·	A new Financial Reporting Manager has been appointed to prepare SEC filings.

·
The Assistant Controller, under the direction of the Chief Financial Officer and Vice President and Corporate Controller, has commenced a process to train new accounting personnel for the accounting functions being transferred to the Greenwich, Connecticut office.

Changes in Internal Control over Financial Reporting

Other than the foregoing measures to remediate the material weakness described above, certain of which were not fully implemented as of July 4, 2009, there was no change in the Company's internal control over financial reporting during the quarter ended July 4, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II  OTHER INFORMATION

 Item 1.  Legal Proceedings

Litigation

In February 2008 we filed a complaint with the International Trade Commission (“ITC”) against VIM technologies, Ltd. and its manufacturing partner Hanita Coatings for infringement of Presstek’s patent and trademark rights. Presstek also sued four U.S. based distributors of VIM products: Spicers Paper, Inc., Guaranteed Service & Supplies, Inc., Ohio Graphco Inc., and Recognition Systems Inc., as well as one Canadian based distributor, AteCe Canada. The Company has settled with Ohio Graphco Inc., which has agreed to cease the importation, use and sale of VIM plates and also agreed to cooperate with the ITC in its investigation of VIM’s alleged patent infringement. Presstek is seeking, among other things, an order from the ITC forbidding the importation and sale of the VIM printing plates in the United States; such an order would be enforced at all U.S. borders by the U.S. Customs Service. In March of 2008, the ITC notified Presstek that it was instituting an investigation related to the Complaint, and a hearing before the ITC was held in April 2009. On July 31, 2009 an Administrative Law Judge for the ITC issued an initial determination (the “Initial Determination”) that VIM’s importation and sale of the alleged infringing printing plates violates Section 337 of the Tariff Act of 1930, as amended.  The ALJ ruled that the Presstek patents that are in dispute are valid and enforceable and that they are infringed by the VIM printing plates and has recommended that the ITC issue an order barring the importation of the VIM plates into the United States.  VIM and the other respondents have petitioned the ITC for the review Initial Determination seeking a reversal of the Initial Determination.

In April 2008 we filed a Complaint against VIM in a German court for patent infringement. In addition, in December 2008 we filed a complaint in U.S. District Court in New Hampshire against a VIM distributor, Prograf Digital Service, Inc., for patent infringement associated with the distributor’s sale of infringing product.  On March 30, 2009, as part of a settlement, the U.S. District Court entered an injunction prohibiting Prograf from selling the infringing VIM printing plate product.  On April 21, 2009, the Regional Court in Dusseldorf, Germany, entered a judgment requiring VIM to cease sales activities in Germany with respect to the infringing product and declaring that the Company is entitled to damages for infringement, as well as court costs.  The Company has the right to enforce the judgment immediately upon posting a required bond with the Regional Court.  VIM has appealed the ruling of the Regional Court.

On February 4, 2008, the Company received from the SEC a formal order of investigation relating to the previously disclosed SEC inquiry regarding the Company's announcement of preliminary financial results for the third quarter of fiscal 2006. The Company is cooperating fully with the SEC's investigation.  On July 22, 2009 the Company received a “Wells” Notice from the staff of the SEC informing the Company that the staff intends to recommend that the SEC bring a civil injunctive action against the Company alleging that the Company violated Section 10(b) and 13(a) of the securities Exchange Act of 1934, Rule 10b-5 and regulation Fair Disclosure thereunder.  The SEC staff also informed the Company that in connection with the contemplated charges, the staff may seek a permanent injunction and civil penalties.

In February 2005 MHR Capital Partners LP (“MHR) filed a breach of contract lawsuit in the New York Supreme Cort against the Company and one of its subsidiaries.  MHR was seeking $10 million in damages.  MHR alleged that the Company breached the terms of a contract relating to the potential purchase of A.B. Dick Company in 2004.  The complaint was dismissed by the New York Supreme Court on motion by the Company and the dismissal was affirmed by the Appellate Division.  On June 24, 2009, the New York Court of Appeals affirmed the lower courts’ dismissal of the lawsuit and the case is now ended.

On October 26, 2006, the Company was served with a complaint naming the Company, together with certain of its former executive officers, as defendants in a purported securities class action suit filed in the United States District Court for the District of New Hampshire. The suit claims to be brought on behalf of purchasers of Presstek’s common stock during the period from July 27, 2006 through September 29, 2006. The complaint alleges, among other things, that the Company and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder based on allegedly false forecasts of fiscal third quarter and annual 2006 revenues. As relief, the plaintiff seeks an unspecified amount of monetary damages but makes no allegation as to losses incurred by any purported class member other than himself, court costs and attorneys’ fees. On September 25, 2008 the parties reached a settlement of the action, subject to confirmatory discovery by plaintiffs and court approval.  On July 20, 2009 the United States District Court approved the settlement and entered a final judgment in the case.

Presstek is a party to other litigation that it considers routine and incidental to its business however it does not expect the results of any of these routine and incidental actions to have a material adverse effect on its business, results of operation or financial condition.

Except as noted with respect to the proceedings noted above, during the three months ended July 4, 2009, there have been no material changes to legal proceedings from those considered in our Annual Report on From 10-K for the year ended January 3, 2009, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2009.

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

PRESSTEK, INC. (Registrant)
Date: August 18, 2009	/s/ Jeffrey A. Cook
Jeffrey A. Cook Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PRESSTEK, INC.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.