Form 10-Q
period 2009-11-11
PRESSTEK INC /DE/
filed 2009-11-12
CIK 846876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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
Yes ☐    No ☑
As of November 10, 2009, there were 36,826,196 shares of the Registrant’s Common Stock, $0.01 par value, outstanding.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)
	October 3,	January 3,
	2009	2009

ASSETS
Current assets
Cash and cash equivalents	$7,220	$4,738
Accounts receivable, net	24,609	30,759
Inventories	33,134	37,607
Assets of discontinued operations	14,743	13,330
Deferred income taxes	503	7,066
Other current assets	2,693	4,095
Total current assets	82,902	97,595

Property, plant and equipment, net	24,744	25,530
Goodwill	-	19,114
Intangible assets, net	4,190	4,174
Deferred income taxes	739	10,494
Other noncurrent assets	497	606

Total assets	$113,072	$157,513

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligation	$834	$4,074
Line of credit	22,612	12,415
Accounts payable	10,189	12,060
Accrued expenses	9,286	13,261
Deferred revenue	6,818	7,300
Liabilities of discontinued operations	5,801	5,702
Total current liabilities	55,540	54,812

Other long-term liabilities	151	170

Total liabilities	55,691	54,982

Stockholders' equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized, 36,826,196 and
36,637,181 shares issued and outstanding at October 3, 2009 and
January 3, 2009, respectively	368	366
Additional paid-in capital	119,604	117,985
Accumulated other comprehensive loss	(4,144)	(5,954)
Accumulated deficit	(58,447)	(9,866)
Total stockholders' equity	57,381	102,531

Total liabilities and stockholders' equity	$113,072	$157,513

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)
(Unaudited)

	Three months ended		Nine months ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008

Revenue
Equipment	$3,627	$15,235	$13,827	$42,957
Consumables	22,150	25,053	65,170	81,807
Service and parts	7,229	8,246	21,979	26,170
Total revenue	33,006	48,534	100,976	150,934

Cost of revenue
Equipment	8,152	12,937	18,015	37,207
Consumables	11,982	12,652	35,603	41,452
Service and parts	5,172	6,096	16,528	19,561
Total cost of revenue	25,306	31,685	70,146	98,220

Gross profit	7,700	16,849	30,830	52,714

Operating expenses
Research and development	1,379	1,059	3,803	3,697
Sales, marketing and customer support	6,276	7,088	19,525	22,411
General and administrative	4,946	5,932	17,239	18,321
Amortization of intangible assets	225	258	712	823
Restructuring and other charges	1,040	374	1,162	1,569
Goodwill Impairment	-	-	19,114	-
Total operating expenses	13,866	14,711	61,555	46,821

Operating income (loss)	(6,166)	2,138	(30,725)	5,893
Interest and other income (expense), net	(745)	(359)	(531)	(646)

Income (loss) from continuing operations before income taxes	(6,911)	1,779	(31,256)	5,247
Provision (benefit) for income taxes	(264)	1,153	16,366	2,731

Income (loss) from continuing operations	(6,647)	626	(47,622)	2,516
Income (loss) from discontinued operations, net of tax	706	(431)	(959)	(1,536)

Net income (loss)	$(5,941)	$195	$(48,581)	$980

Earnings (loss) per share - basic
Income (loss) from continuing operations	$(0.18)	$0.02	$(1.30)	$0.07
Income (loss) from discontinued operations	0.02	(0.01)	(0.02)	(0.04)
	$(0.16)	$0.01	$(1.32)	$0.03

Earnings (loss) per share - diluted
Income (loss) from continuing operations	$(0.18)	$0.02	$(1.30)	$0.07
Income (loss) from discontinued operations	0.02	(0.01)	(0.02)	(0.04)
	$(0.16)	$0.01	$(1.32)	$0.03

Weighted average shares outstanding
Weighted average shares outstanding - basic	36,638	36,603	36,668	36,586
Dilutive effect of options	-	13	-	12
Weighed average shares outstanding - diluted	36,638	36,616	36,668	36,598

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	October 3,	September 27,
	2009	2008
Operating activities
Net income (loss)	$(48,581)	$980
Add loss from discontinued operations	959	1,536
Income (loss) from continuing operations	(47,622)	2,516
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,860	3,608
Amortization of intangible assets	712	823
Restructuring and other charges	-	166
Impairment of goodwill and other assets	19,114	422
Provision for warranty costs	(388)	350
Provision for accounts receivable allowances	2,072	746
Stock compensation expense	1,351	1,321
Deferred income taxes	16,318	1,045
Loss on disposal of assets	-	37
Changes in operating assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable	3,312	6,073
Inventories	3,441	1,381
Other current assets	(227)	164
Other noncurrent assets	2	(142)
Accounts payable	(1,896)	(2,612)
Accrued expenses	(3,047)	(9,041)
Restructuring and other charges	1,162	981
Deferred revenue	(448)	(187)
Net cash provided by (used in) operating activities	(3,284)	7,651

Investing activities
Purchase of property, plant and equipment	(675)	(946)
Investment in patents and other intangible assets	(728)	(125)
Net cash used in investing activities	(1,403)	(1,071)

Financing activities
Net proceeds from issuance of common stock	270	221
Repayments of term loan and capital lease	(3,240)	(11,455)
Net borrowings (repayments) under line of credit agreement	10,197	(8,110)
Net cash provided by (used in) financing activities	7,227	(19,344)

Cash provided by (used in) discontinued operations
Operating activities	(2,098)	(3,145)
Investing activities	(207)	7,811
Net cash used in discontinued operations	(2,305)	4,666

Effect of exchange rate changes on cash and cash equivalents	2,247	(1,826)

Net decrease in cash and cash equivalents	2,482	(9,924)
Cash and cash equivalents, beginning of period	4,738	12,558
Cash and cash equivalents, end of period	$7,220	$2,634

Supplemental disclosure of cash flow information
Cash paid for interest	$347	$1,384
Cash paid for income taxes	$40	$547

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 3, 2009
(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements of Presstek, Inc. and its subsidiaries (“Presstek,” the “Company,” “we” or “us”) contain all adjustments, including normal recurring adjustments, necessary to present fairly Presstek’s financial position as of October 3, 2009 and January 3, 2009, its results of operations for the three and nine months ended October 3, 2009 and September 27, 2008 and its cash flows for the nine months ended October 3, 2009 and September 27, 2008, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the interim reporting requirements of Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

The results of the three and nine months ended October 3, 2009 are not necessarily indicative of the results to be expected for the year ending January 2, 2010.  The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2009, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2009.

The Company is currently in the process of arranging for a new credit facility, and the Company expects to have a new revolving line of credit in place by the expiration of the Facilities on December 15, 2009 to be used to retire the Revolver and the Term Loan and for working capital and other operating purposes (See Note 8). Concurrently, the Company is in the process of marketing its Lasertel subsidiary for sale and expects to announce an agreement to sell Lasertel during the fourth quarter of 2009. In addition, the Company may consider financing its Hudson, New Hampshire office building in a possible sale-lease back.

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

On September 24, 2008, the Company’s Board of Directors approved a plan to market the Lasertel subsidiary for sale. The financial statements have been restated to reflect the Lasertel segment as discontinued operations. The Company expects to announce a definitive agreement for the sale of Lasertel during the fourth quarter of 2009.

Any future changes to this organizational structure may result in changes to the segments currently disclosed.

In May 2009, the Financial Accounting Standard Board revised accounting standards to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. These revised standards require the disclosure of the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. The Company adopted the provisions of these revised standards during the second quarter of

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 3, 2009
(Unaudited)

2009. The adoption did not have an impact on the Company’s statements of operations or statement of financial position. The Company has evaluated all subsequent events that occurred through November 12, 2009, the date the financial statements were issued.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Intercompany transactions and balances have been eliminated.

The Company operates and reports on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the thirteen and thirty-nine week periods ended October 3, 2009 (the “third quarter and first nine months of fiscal 2009” or the “nine months ended October 3, 2009”) and September 27, 2008 (the “third quarter and first nine months of fiscal 2008” or the “nine months ended September 27, 2008”).

Earnings (Loss) per Share

Earnings per share is computed under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260 (originally issued as SFAS No. 128, Earnings per Share). Accordingly, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For periods in which there is net income, diluted earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period unless the effect is antidilutive.

Approximately 4,473,193 and 4,088,000 options to purchase common stock were excluded from the calculation of diluted earnings (loss) per share for the three months ended October 3, 2009 and September 27, 2008, respectively, as their effect would be antidilutive. Approximately 4,539,308 and 4,058,200 options to purchase common stock were excluded from the calculation of diluted earnings (loss) per share for the nine months ended October 3, 2009 and September 27, 2008, respectively, as their effect would be antidilutive.

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

Gains and losses arising from foreign currency transactions are reported as a component of Interest and other income (expense), net in the Company’s Consolidated Statements of Operations.  The Company recorded a gain(loss) on foreign currency transactions of approximately $0.2 million and ($0.3) million for the three months ended October 3, 2009 and September 27, 2008, respectively, and a loss of $0.8 million and of $0.2 million for the nine months ended October 3, 2009 and September 27, 2008, respectively.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 3, 2009
(Unaudited)

Use of Estimates

The consolidated financial statements, have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns; warranty obligations; allowances for doubtful accounts; slow-moving and obsolete inventories; income taxes; intangible assets, long-lived assets and deferred tax assets; stock-based compensation and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended January 3, 2009, which was filed with the SEC on March 24, 2009.  There were no significant changes to the Company’s critical accounting policies during the nine months ended October 3, 2009.

Recent Accounting Pronouncements

FASB Accounting Standards Codification Topic 820 (originally issued as Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”) for non-financial assets) was amended in August 2009. Please see Note 3.

FASB Accounting Standards Codification Topic 105 (originally issued as SFAS No. 168, “The FASB Accounting Standards Codifications and the Hierarchy of Generally Accepted Accounting Principles- A replacement of FASB Statement No. 162”) was issued in June 2009.  The Codification has become the single source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities and will supersede all existing FASB, AICPA, EITF pronouncements and related literature. The Codification does not replace or affect guidance issued by the SEC or its staff for public entities in their filings with the SEC.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on the Company’s financial results.

FASB Accounting Standards Codification Topic 855 (originally issued as SFAS No. 165, “Subsequent Events”) was issued in May 2009.  This statement establishes principles and disclosure requirements for events or transactions occurring after the balance sheet date but before financial statements are issued or available to be issued.  This statement requires that an entity shall disclose the date through which the subsequent events have been evaluated, and whether that date is the date when financial statements were issued or the date the financial statements were available to be issued. Some nonrecognized subsequent events may be such that they must be disclosed to keep the financial statements from being misleading.  For such events an entity should disclose the nature of the event and an estimate of its financial effect, or a statement that an estimate cannot be made.  The Company adopted these provisions for the interim period ending July 4, 2009. The adoption of these provisions did not have a material impact on the Company’s financial results.

FASB Accounting Standards Codification Topic 805 (originally issued as SFAS No. 141 (R), Business Combinations) was issued in December 2007. This statement replaces SFAS 141, Business Combinations, but retains the fundamental requirements of the statement that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  The statement seeks to improve financial reporting by establishing principles and requirements for how the acquirer:

                              PRESSTEK, INC. AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                     October 3, 2009
                             (Unaudited)

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

FASB Accounting Standards Codification Topic 805 (originally issued as FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141(R)-1)) was issued in April 2009.  This FSP clarifies and amends FAS No. 141(R) regarding the initial recognition, measurement, accounting and disclosure of assets and liabilities that arise from contingencies in a business combination.  Assets and liabilities that arise from a contingency that can be measured at the date of the acquisition shall be recorded at fair value.  FSP FAS 141(R)-1 is effective for all acquisitions completed in annual years beginning on or after December 15, 2008.  The adoption of FSP FAS 141(R)-1 will impact any future acquisitions made by the Company.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements. This guidance modifies the fair value requirements of FASB ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. In addition, the residual method of allocating arrangement consideration is no longer permitted. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010.  We have not yet completed our evaluation of the impact of this Standard on our Consolidated Financial Statements.

                 PRESSTEK, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                    October 3, 2009
                    (Unaudited)

2. DISCONTINUED OPERATIONS

The Company accounts for its discontinued operations under the provisions of FASB Accounting Standards Codification Topic 360, Property Plant and Equipment (originally issued as SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”)). Accordingly, results of operations and the related expenses associated with discontinued operations have been classified as “Income (loss) from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations. Assets and liabilities of discontinued operations have been reclassified and reflected on the accompanying Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations.” For comparative purposes, all prior periods presented have been reclassified on a consistent basis.

On September 24, 2008, the Board of Directors approved a plan to sell the Lasertel subsidiary as the Lasertel business is not a core focus for the Presstek graphics business. Although Lasertel is a supplier of diodes for the Company, it has grown its presence in the external market, and management believes that Lasertel would be in a better position to realize its full potential in conjunction with other companies or investors who can focus resources on the external market.  The Company expects to announce an agreement to sell Lasertel during the fourth quarter of 2009.  As such, the Company has presented the results of operations of this subsidiary within discontinued operations, classified the assets as “Assets of discontinued operations” and liabilities as “Liabilities of discontinued operations”. The Lasertel business will continue to operate as it previously operated, including its marketing and new business/product development activities. Presstek has no intentions to shut down the business.

Results of operations of the discontinued business of Lasertel consist of the following (in thousands, except per-share data):

	Three months ended		Nine months ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Revenues from external customers	$4,273	$2,535	$9,091	$6,833
Income (loss) before income taxes	706	(733)	(959)	(2,636)
Provision (benefit) from income taxes	--	(271)	--	(1,006)
Income (loss) from discontinued operations	$706	$(462)	$(959)	$(1,630)
Earnings (loss) per share	$0.02	$(0.01)	$(0.02)	$(0.04)

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 3, 2009
(Unaudited)

Assets and liabilities of the discontinued business of Lasertel consist of the following (in thousands):

	October 3, 2009	January 3, 2009

Cash and cash equivalents	$493	$369
Receivables, net	3,379	2,187
Inventories	5,691	4,478
Other current assets	197	134
Property, plant & equipment, net	4,245	5,263
Intangible assets, net	696	899
Other noncurrent assets	42	--
Total assets	$14,743	$13,330

Accounts payable	$1,128	$884
Accrued expenses	559	448
Deferred gain	4,114	4,370
Total Liabilities	$5,801	$5,702

3. FAIR VALUE MEASUREMENTS

The Company adopted Accounting FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (originally issued as SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities in the first quarter of fiscal 2008. In accordance with FASB Staff Position (“FSP FAS”) 157-2, Effective Date of FASB Statement No. 157, the Company deferred application of SFAS No. 157 until January 4, 2009, in relation to nonrecurring nonfinancial assets and nonfinancial liabilities including goodwill impairment testing, asset retirement obligations, long-lived asset impairments and exit and disposal activities.) This amendment addresses different methods to use when a quoted price in an active market for the identical liability is not available.  The company may now use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets.  The Company may also use another valuation technique consistent with Topic 820. These provisions of Topic 820 were considered in the accounting for the goodwill impairment and Lasertel asset impairment both recorded in the quarter ended July 4, 2009.  These fair value measurements are level three in the fair value hierarchy as prescribed by Topic 820. See Note 2 and Note 7.

4.  ACCOUNTS RECEIVABLE, NET

The components of Accounts receivable, net are as follows (in thousands):

	October 3, 2009	January 3, 2009

Accounts receivable	$28,398	$33,235
Less allowances	(3,789)	(2,476)
	$24,609	$30,759

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 3, 2009
(Unaudited)

5.  INVENTORIES

The components of Inventories are as follows (in thousands):

	October 3, 2009	January 3, 2009

Raw materials	$1,914	$2,946
Work in process	4,586	4,950
Finished goods	26,634	29,711
	$33,134	$37,607

6.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, net, are as follows (in thousands):

	October 3, 2009	January 3, 2009

Land and improvements	$1,302	$1,301
Buildings and leasehold improvements	22,381	22,016
Production and other equipment	44,192	42,363
Office furniture and equipment	9,965	9,402
Construction in process	771	1,098
Total property, plant and equipment, at cost	78,611	76,180
Accumulated depreciation and amortization	(53,867)	(50,650)
Net property, plant and equipment	$24,744	$25,530

Construction in process is generally related to production equipment not yet placed into service.

The Company recorded depreciation expense of $1.0 million and $2.9 million in the third quarter and first nine months of fiscal 2009, respectively, and $1.1 million and $3.6 million in the third quarter and first nine months of fiscal 2008, respectively.  Under the Company’s financing arrangements (see Note 8), all property, plant and equipment are pledged as security.

7.  INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consist of patents, intellectual property, license agreements, loan origination fees and certain identifiable intangible assets resulting from business combinations, including trade names, customer relationships, non-compete covenants and software licenses.

The Company commences amortization of capitalized costs related to either patents or purchased intellectual property at the time the respective asset has been placed into service.  At October 3, 2009 and January 3, 2009, the Company had recorded $0.3 and $0.4 million, respectively, related to patents and intellectual property not yet in service.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 3, 2009
(Unaudited)

The components of the Company’s identifiable intangible assets are as follows (in thousands):

	October 3, 2009		January 3, 2009
	Cost	Accumulated amortization	Cost	Accumulated amortization

Patents and intellectual property	$10,058	$8,157	$9,390	$7,870
Trade names	2,360	2,360	2,360	2,360
Customer relationships	4,452	2,520	4,452	2,235
Software licenses	450	450	450	450
License agreements	750	398	750	368
Non-compete covenants	100	100	100	100
Loan origination fees	332	327	332	277
	$18,502	$14,312	$17,834	$13,660

The Company recorded amortization expense for its identifiable intangible assets of $0.2 million and $0.3 million in the third quarters of fiscal 2009 and fiscal 2008, respectively, and $0.7 million and $0.8 million in the first nine months of fiscal 2009 and fiscal 2008, respectively.  Estimated future amortization expense (excluding patents and intellectual property not yet in service) for the Company’s identifiable intangible assets in service at October 3, 2009, is as follows (in thousands):

Remainder of fiscal 2009	$443
Fiscal 2010	906
Fiscal 2011	720
Fiscal 2012	405
Fiscal 2013	386
Fiscal 2014	317
Thereafter	--

Goodwill

In order to complete the two-step goodwill impairment tests as required by FASB Accounting Standards Codification Topic 350 Intangibles-Goodwill and Other (originally issued as “SFAS 142, Goodwill and Other Intangible Assets”), the Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. In accordance with the provisions of Topic 350, the Company designates reporting units for purposes of assessing goodwill impairment. Topic 350 defines a reporting unit as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. Goodwill is assigned to reporting units of the Company that are expected to benefit from the synergies of the acquisition. Based on the provisions of Topic 350, the Company has determined that it has one reporting unit in continuing operations for purposes of goodwill impairment testing.

The Company’s impairment review is based on a combination of the income approach, which estimates the fair value of the Company’s reporting units based on a discounted cash flow approach, and the market approach which estimates the fair value of the Company’s reporting unit based on comparable market multiples. The average fair value is then reconciled to the Company’s market capitalization with an appropriate control premium. The discount rate utilized in the discounted cash flows analysis in the quarter ended July 4, 2009 was approximately 16%, reflecting market based estimates of capital costs and discount rates adjusted for a market participant’s view with respect to execution, concentration, and other risks associated with the projected cash flows of the individual reporting units.

                     PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 3, 2009
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

Based on events including  the decline in the Company’s stock price during the second quarter of 2009 and the unstable economic and credit conditions impacting the Company’s business, the Company identified a triggering event that  caused management to test goodwill for impairment as of July 4, 2009. After completing step one of the impairment test, the Company determined that the estimated fair value of its reporting unit was less than the carrying value of the reporting unit, requiring the completion of the second step of the impairment test. To measure the amount of impairment, Topic 350 prescribes that the Company determine the implied fair value of goodwill in the same manner as if the Company had acquired the reporting unit. Specifically, the Company must allocate the fair value of the reporting unit to all of the assets of that unit, including unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two. Upon completion of step two of the analysis, the Company wrote off the entire goodwill balance resulting in an impairment loss of $19.1 million in the quarter ended July 4, 2009. The Company had no goodwill balance remaining as of October 3, 2009.

The goodwill impairment charge is non-cash in nature and does not affect the company’s liquidity, cash flows from operating activities or debt covenants and will not have a material impact on future operations.

The following table presents the carrying amount of goodwill (in millions):

Balance as of January 3, 2009	$19.1
Goodwill additions	-
Goodwill impairment- Q2 2009	(19.1)
Balance as of October 3, 2009	$-

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 3, 2009
(Unaudited)

8.  FINANCING ARRANGEMENTS

The components of the Company’s outstanding borrowings at October 3, 2009 and January 3, 2009 are as follows (in thousands):

	October 3, 2009	January 3, 2009

Term loan	$834	$4,074
Line of credit	22,612	12,415
	23,446	16,489
Less current portion	(23,446)	(16,489)
Long-term debt	$--	$--

The Company’s Senior Secured Credit Facilities (the “Facilities”) include a $35.0 million five-year secured term loan (the “Term Loan”) and originally a $45.0 million five-year secured revolving line of credit (the “Revolver”).  The Company granted a security interest in all of its assets in favor of the lenders under the Facilities, which consists of a group of three banks (the “Lenders”).  In addition, under the Facilities agreement, the Company is prohibited from declaring or distributing dividends to shareholders.

Under the terms of the Revolver and the Term Loan, the Company is required to meet four financial covenants on a quarterly and annual basis. As a result of the Company’s financial performance during the quarter ended July 4, 2009, the Company was not in compliance with two of these covenants, the maximum funded debt to EBITDA ratio (a non-U.S. GAAP measurement that the Company defines as earnings before interest, taxes, depreciation, amortization, and restructuring and other charges) and minimum fixed charge coverage ratio covenants.  Under the terms of the Facilities agreement, the Company’s failure to maintain these financial covenants represents an “Event of Default” and provides the Lenders with certain remedies that alter the terms of the original agreement.

On October 1, 2009 (the “Forbearance Effective Date”), the credit facilities were amended. The Forbearance Amendment Agreement (the “Amendment”) reduced the Revolver from $45 million to $27 million and required the Company to pay a forbearance fee in the amount of $250,000.  The Amendment has also extended the expiration date from November 4, 2009 to December 15, 2009.  The Forbearance Termination Date shall be November 30, 2009 if the Company elects not to pay a fee of $20,000 to the Lenders to extend the Forbearance Termination Date from November 30, 2009 to December 15, 2009.

From the Forbearance Effective Date through the Forbearance Termination Date, the interest rate applicable to all Loans shall be the Prime Rate plus (4%) per annum; on and after the Forbearance Termination Date the definition of “Default Rate” under the Credit Agreement shall mean the Prime Rate plus six percent (6%) per annum.  From the Forbearance Effective Date through the Forbearance Termination Date, the Company shall not have the right to elect to pay interest on any Loan based on the LIBOR rate. In addition, from the Forbearance Effective Date through the Forbearance Termination Date, the Lenders have agreed to forbear from exercising their rights and remedies under the Facilities, including but not limited to their rights and remedies arising from the Company's non-compliance with certain financial covenants during the second quarter of 2009, as noted above, as well as similar covenant violations that occurred during the third quarter of 2009.

The Facilities are available to the Company for working capital requirements, capital expenditures and general corporate purposes subject to restrictions outlined in the Facilities agreement and in the Amendment.

                           PRESSTEK, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                October 3, 2009
                        (Unaudited)

At October 3, 2009 and January 3, 2009, the Company had outstanding balances on the Revolver of $22.6 million and $12.4 million, respectively, with interest rates of 6.5% and 2.7%, respectively.  At October 3, 2009, there were $1.2 million of outstanding letters of credit, thereby reducing the amount available under the Revolver to $3.2 million at that date.

Prior to an amendment to the Facilities in the third quarter of 2008, principal payments on the Term Loan were payable in consecutive quarterly installments of $1.75 million, with a final settlement of all remaining principal and unpaid interest on November 4, 2009.  In the third quarter of fiscal 2008, the Company used the net proceeds of the sale of its Arizona property to pay down the principal balance of the term loan and entered into an amendment to the Facilities dated July 29, 2008 which amended the payment schedule of the Term Loan to reduce the required quarterly installments of principal to $810,000, payable in January, March, June, and September of 2009, with no installment due in September of 2008 and the final installment due on the earlier of the refinancing of the Facilities or November 30, 2009 (or December 15, 2009 if extended by the Company pursuant to the Amendment.)

The weighted average interest rate on the Company’s short-term borrowings was 6.5% at October 3, 2009.

9.  ACCRUED EXPENSES

The components of accrued expenses are as follows (in thousands):

	October 3, 2009	January 3, 2009

Accrued payroll and employee benefits	$2,813	$4,085
Accrued warranty	1,324	2,102
Accrued restructuring and other charges	682	799
Accrued royalties	84	232
Accrued income taxes and other taxes	23	282
Accrued legal	387	2,394
Accrued professional fees	742	1,122
Other	3,231	2,245
	$9,286	$13,261

10.  ACCRUED WARRANTY

Product warranty activity in the first nine months of fiscal 2009 is as follows (in thousands):

Balance at January 3, 2009	$2,102
Accruals for warranties	(388)
Utilization of accrual for warranty costs	(390)
Balance at October 3, 2009	$1,324

                              PRESSTEK, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   October 3, 2009
                (Unaudited)

11.  DEFERRED REVENUE

The components of deferred revenue are as follows (in thousands):

	October 3, 2009	January 3, 2009

Deferred service revenue	$5,908	$6,507
Deferred product revenue	910	793
	$6,818	$7,300

12.  RESTRUCTURING AND OTHER CHARGES

During the first nine months of 2009, the Company initiated certain cost reduction efforts related to the US and UK operations.  The Company has recorded expense of approximately $1.2 million during the first nine months of 2009 related to these actions.

These expenses are expected to be fully paid by the first quarter of 2010.  These amounts are recorded on the restructuring and other charges line in the consolidated statements of operations.

The activity for the first nine months of fiscal 2009 related to the Company’s restructuring accruals is as follows (in thousands):
	Balance January 3, 2009	Charged to expense	Utilization	Balance October 3, 2009

Executive contractual obligations	$462	$--	$(369)	$93
Severance and fringe benefits	337	1,151	(899)	589
Lease termination and other costs		11	(11)	--
	$799	$1,162	$(1,279)	$682

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 3, 2009
(Unaudited)

13.  STOCK-BASED COMPENSATION

The Company has equity incentive plans that are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee oversees and approves which employees receive grants, the number of shares or options granted and the exercise prices and other terms of the awards.

1998 Stock Option Plan

The 1998 Stock Incentive Plan (the “1998 Incentive Plan”) provides for the award of stock options, restricted stock, deferred stock, and other stock based awards to officers, directors, employees, and other key persons (collectively “awards”). A total of 3,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan. Any options granted under the 1998 Incentive Plan become exercisable upon the earlier of a date set by the Board of Directors or Committee at the time of grant or the close of business on the day before the tenth anniversary of the stock options’ date of grant. This plan expired on April 6, 2008 and therefore no options were granted under this plan after this date. At October 3, 2009, there were 351,900 options outstanding. The options will expire at various dates as prescribed by the individual option grants.

2003 Stock Option Plan

The 2003 Stock Option and Incentive Plan (the “2003 Plan”) provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including those directors who are not an employee or officer of the Company, such directors being referred to as “non-employee directors”), consultants and advisors of the Company and its subsidiaries. The 2003 Plan provides for an automatic annual grant of 7,500 stock options to all active Non-Employee Directors and an option to purchase 25,000 shares is granted to newly elected non-employee directors, all of which vest over a one year period. Additional grants may be awarded at the discretion of the Board of Directors or Committee, and on April 7, 2005, effective for fiscal 2005 forward, the Company’s Board of Directors approved an additional annual grant of 7,500 options to re-elected non-employee directors. A total of 2,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under the 2003 Plan. For the three and nine months ended October 3, 2009, no options were issued under the 2003 Plan.  There were 150,000 options issued under the 2003 Plan for the three and nine months ended September 27, 2008.  At October 3, 2009, there were 1,831,100 options outstanding under this plan.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 3, 2009
(Unaudited)

2008 Omnibus Incentive Plan

The 2008 Omnibus Incentive Plan (the “2008 Plan”), approved by the stockholders of the Company on June 11, 2008, provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including non-employee directors), consultants and advisors of the Company and its subsidiaries.  A total of 3,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan.  Awards granted under this plan may have varying vesting and termination provisions and can have no longer than a ten year contractual life. There were no options granted under this plan for the three months ended October 3, 2009 and 231,115 options granted under the 2008 Plan for the nine months ended October 3, 2009, respectively.  At October 3, 2009, there were 1,009,891 options outstanding and 1,990,109 shares available for future grants under this plan.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) is designed to provide eligible employees of the Company and its participating U.S. subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three-month offering period, whichever is lower. All employees of the Company or participating subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the Company’s common stock are eligible to participate in the ESPP. A total of 950,000 shares of the Company’s common stock, subject to adjustment, have been reserved for issuance under this plan. The Company issued 35,207 shares and 98,881 shares of common stock under its ESPP for the three and nine months ended October 3, 2009, respectively. The Company issued 18,103 shares and 53,267 shares of common stock under its ESPP for the three and nine months ended September 27, 2008, respectively.

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

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 3, 2009
(Unaudited)

Stock based compensation expense for the three and nine months ended October 3, 2009 and September 27, 2008 is as follows (in thousands):
	Three months ended		Nine months ended
Stock option plan	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

2003 Plan	$97	$181	$304	$181
2008 Plan	159	116	632	555
1998 Plan	(3)	42	3	132
ESPP	7	30	24	66
Non-plan, non-qualified	129	129	387	387

Total	$389	$498	$1,350	$1,321

As of October 3, 2009, there was $2.7 million of unrecognized compensation expense related to stock option grants. The weighted average period over which the remaining unrecognized compensation expense will be recognized is 1.7 years.

Valuation Assumptions

ESPP
The fair value of the rights to purchase shares of common stock under the Company’s ESPP was estimated on the commencement date of the offering period using the Black-Scholes valuation model with the following assumptions:
	Three months ended		Nine months ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Risk-free interest rate	--%	0.7%	--%	1.3%
Volatility	108%	64.2%	119.5%	56.6%
Expected life (in years)	0.25	0.25	0.25	0.25
Dividend yield	--	--	--	--

Based on the above assumptions, the weighted average fair values of each stock purchase right under the Company’s ESPP for the third quarter and first nine months of 2009 was $0.34 and $0.51 respectively. The fair values of each stock purchase right under the Company’s ESPP for the third quarter and first nine months of fiscal 2008 was $1.03 and $1.00, respectively.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 3, 2009
(Unaudited)

Plan Options

The fair value of the options to purchase common stock granted in the third quarter and first nine months of fiscal 2009 and fiscal 2008 under the 2008 Plan, the 2003 Plan and the 1998 Plan was estimated on the respective grant dates using the Black-Scholes valuation model with the following assumptions:

	Three months ended		Nine months ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Risk-free interest rate	-%	3.3%	2.6%	3.3%
Volatility	108%	49.4%	70.3%	49.4%
Expected life (in years)	5.7	5.7	5.7	5.7
Dividend yield	--	--	--	--

Based on the above assumptions, the weighted average fair value of each option to purchase a share of the Company’s common stock granted in the first nine months of fiscal 2009 under the 2008 Plan was $1.24.

Restricted Stock Award

There were no restricted stock grants in the first nine months of fiscal 2009 and 2008.

Non-Plan Stock Options

There were no non-plan options granted in the first nine months of fiscal 2009 and 2008.

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

Stock Option Activity

Stock option activity for the nine months ended October 3, 2009 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at January 3, 2009	4,344,088	$7.24
Granted	231,115	$2.05
Exercised	--
Canceled/expired	(260,095)	$10.30
Outstanding at October 3, 2009	4,315,108	$7.51	6.0 years	$0.1 million

Exercisable at October 3, 2009	2,950,151	$7.44	5.2 years	$0.0 million

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 3, 2009
(Unaudited)

There were no options exercised during the three and nine months ended October 3, 2009.

During the nine months ended September 27, 2008, the total intrinsic value of stock options exercised was approximately $3,500. There were no options exercised during the third quarter of fiscal 2008.

14.  INTEREST AND OTHER INCOME (EXPENSE)

The components of Interest and other income (expense), net, are as follows (in thousands):

	Three months ended		Nine months ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Interest income	$9	$16	$41	$95
Interest expense	(500)	(165)	(698)	(810)
Other income (expense), net	(254)	(210)	126	69
	$(745)	$(359)	$(531)	$(646)

The amounts reported as Interest and Other income (expense), net include among other items (1) a $0.3 million charge for the forbearance fee included in interest expense and (2) a charge of $0.4 million for the SEC penalty included in Other expense for the three and nine months ended October 3, 2009.

15.  INCOME TAXES

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.  Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

The Company’s tax benefit (expense) was $264,000 and $(1.2) million for the three months ended October 3, 2009 and September 27, 2008, respectively, on pre-tax income (loss) from continuing operations of $(6.9) million and $1.8 million for the respective periods. The tax benefit of $264,000 for the three month period ended October 3, 2009 relates to net operating losses incurred by the Company’s European and Canadian entities that are expected to be utilized in future periods. The Company’s tax expense was $16.4 million and $2.7 million for the nine months ended October 3, 2009 and September 27, 2008, respectively, on pre-tax income (loss) from continuing operations of $(31.3) million and $5.2 million for the respective periods.

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

                                PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 3, 2009
(Unaudited)

In the quarter ended July 4, 2009, the Company recorded a $16.8 million valuation allowance, pursuant to FASB Statement 109, Accounting for Income Taxes, associated with certain US Federal and State net operating losses, tax credits and temporary differences included in the Company’s deferred tax assets.  At October 3, 2009, our deferred tax assets, net of the aforementioned $16.8 million valuation allowance, amounted to $1.2 million which is associated with the Company’s UK and Canadian entities. However, if future events differ from expectations, an increase or decrease of the valuation allowance may be required.  A change in the valuation allowance occurs if there is a change in management’s assessment of the amount of net deferred tax assets that is expected to be realized in the future.

16.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss), and all changes in equity of the Company during the period from non-owner sources.  These changes in equity are recorded as adjustments to accumulated other comprehensive loss in the Company’s Consolidated Balance Sheets.

The primary component of accumulated other comprehensive loss is unrealized gains or losses on foreign currency translation.  The components of comprehensive loss are as follows (in thousands):

	Three months ended		Nine months ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Net income (loss)	$(5,941)	$195	$(48,581)	$980
Changes in accumulated other comprehensive income:
Unrealized foreign currency translation gains (losses)	283	(1,737)	1,810	(1,903)
Comprehensive loss	$(5,658)	$(1,542)	$(46,771)	$(923)

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
October 3, 2009
(Unaudited)

•	Lasertel manufactures and develops high-powered laser diodes and related laser products for Presstek and for sale to external customers.

On September 24, 2008, the Company’s Board of Directors approved a plan to market the Lasertel subsidiary for sale. As such, the Presstek Segment makes up the entire results of continuing operations.  The Lasertel business will continue to operate as previously operated, including its marketing and new business/product development activities. Presstek has no intentions to shut down the business.  The Company expects to announce a definitive agreement for the sale of Lasertel during the fourth quarter of 2009.

Asset information for the Company’s segments as of October 3, 2009 and January 3, 2009 is as follows (in thousands):

	October 3, 2009	January 3, 2009

Presstek	$98,329	$144,183
Lasertel (assets of discontinued operations)	14,743	13,330
	$113,072	$157,513

The Company’s classification of revenue from continuing operations by geographic area is determined by the location of the Company’s customer.  The following table summarizes revenue information by geographic area (in thousands):

	Three months ended		Nine months ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

United States	$23,691	$30,671	$67,611	$96,310
United Kingdom	3,273	4,947	11,083	16,267
Canada	1,491	1,848	5,638	6,242
Germany	1,173	3,354	4,126	6,507
Japan	662	801	2,450	2,133
All other	2,716	6,913	10,068	23,475
	$33,006	$48,534	$100,976	$150,934

The Company’s long-lived assets by geographic area are as follows (in thousands):

	October 3, 2009	January 3, 2009

United States	$27,804	$58,580
United Kingdom	1,019	602
Canada	1,323	736
	$30,146	$59,918

                           PRESSTEK, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               October 3, 2009
                                (Unaudited)
18.  RELATED PARTIES

The Company engages the services of Amster, Rothstein & Ebenstein, a law firm of which Board member Daniel S. Ebenstein is a partner.  Expenses incurred for services from this law firm were $42,000 (including $36,000 of pass-through expenses), and $1.2 million (including $0.4 million of pass-through expenses) for the third quarter and first nine months of fiscal 2009, respectively, and $0.6 million and $1.9 million for the third quarter and first nine months of fiscal 2008, respectively.

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

From time to time the Company has engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party.  In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations.  In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease.  In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”).  Generally, the Company’s liability for these recourse agreements is limited to 9.9% or less of the amount outstanding.  The maximum amount for which the Company may be liable to the financial institution for the shortfall payment was approximately $1.8 million at October 3, 2009.

Litigation

On February 4, 2008, the Company received from the SEC a formal order of investigation relating to the previously disclosed SEC inquiry regarding the Company's announcement of preliminary financial results for the third quarter of fiscal 2006. The Company is cooperating fully with the SEC's investigation.  On July 22, 2009 the Company received a “Wells” Notice from the staff of the SEC informing the Company that the staff intends to recommend that the SEC bring a civil injunctive action against the Company alleging that the Company violated Section 10(b) and 13(a) of the Securities Exchange Act of 1934, Rule 10b-5 and regulation Fair Disclosure thereunder.  The SEC staff also informed the Company that in connection with the contemplated charges, the staff may seek a permanent injunction and civil penalties. During the third quarter of 2009, the Company accrued the amount of $400,000 for a potential civil penalty, which the Company has determined to be the probable amount of penalties based upon discussions with the SEC staff.

On September 10, 2008 a purported shareholder derivative claim against certain current and former directors and officers of the Company was filed in the United States District Court for the District of New Hampshire. The complaint alleges breaches of fiduciary duty by the defendants and seeks unspecified damages. On September 25, 2008 the parties reached agreement on a settlement of the claim, subject to documentation and receipt of court approval.  On November 4, 2009 the Court preliminarily approved the settlement and set a final hearing date for January 21, 2010.

                                PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 3, 2009
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

On September 24, 2008, the Board of Directors approved a plan to sell the Lasertel subsidiary; as such the Company has presented the results of operations of this subsidiary within discontinued operations.  The Company expects to announce a definitive agreement for the sale of Lasertel during the fourth quarter of 2009.

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

Since the second quarter of fiscal 2007, headcount in the Presstek segment of our business has been reduced by 23.8%, leased facilities have been consolidated, operating expenses, excluding restructuring and other charges and goodwill impairment, have been reduced from $21.5 million in the second quarter of 2007 to $12.8 million in the third quarter of 2009, working capital has decreased from $39.8 million at June 30, 2007 to $18.4 million at October 3, 2009, short term debt decreased by approximately $4.6 million from $28.0 million at June 30, 2007 to $23.4 million at October 3, 2009 and in the third quarter of fiscal 2008, the Company completed the sale of real estate property located in Tucson, Arizona, of which the proceeds were used to pay down debt.  The sale of this property included a sale-leaseback of a portion of the facility for the Lasertel operations.

The Business Improvement Plan has been completed and there are no further restructuring costs anticipated in 2009 as part of this Plan.

General

We operate and report on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the thirteen week periods ended October 3, 2009 (the “third quarter and first nine months of fiscal 2009” or “the nine months ended October 3, 2009”) and September 27, 2008 (the “third quarter and first nine months of fiscal 2008” or “the nine months ended September 27, 2008”).

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

RESULTS OF OPERATIONS

Results of operations in dollars and as a percentage of revenue were as follows (in thousands of dollars):

	Three months ended				Nine months ended
	October 3, 2009		September 27, 2008		October 3, 2009		September 27, 2008
		% of revenue		% of revenue		% of revenue		% of revenue
Revenue
Equipment	$3,627	11.0	$15,235	31.4	$13,827	13.7	$42,957	28.5
Consumables	22,150	67.1	25,053	51.6	65,170	64.5	81,807	54.2
Service and parts	7,229	21.9	8,246	17.0	21,979	21.8	26,170	17.3
Total revenue	33,006	100.0	48,534	100.0	100,976	100.0	150,934	100.0

Cost of revenue
Equipment	8,152	24.7	12,937	26.6	18,015	17.8	37,207	52.1
Consumables	11,982	36.3	12,652	26.1	35,603	35.3	41,452
Service and parts	5,172	15.7	6,096	12.6	16,528	16.4	19,561	13.0
Total cost of revenue	25,306	76.7	31,685	65.3	70,146	69.5	98,220	65.1

Gross profit	7,700	23.3	16,849	34.7	30,830	30.5	52,714	34.9

Operating expenses
Research and development	1,379	4.2	1,059	2.2	3,803	3.8	3,697	2.5
Sales, marketing and customer support	6,276	19.0	7,088	14.6	19,525	19.3	22,411	14.9
General and administrative	4,946	15.0	5,932	12.2	17,239	17.1	18,321	12.1
Amortization of intangible assets	225	0.7	258	0.5	712	0.7	823	0.5
Restructuring and other charges	1,040	3.1	374	0.8	1,162	1.1	1,569	1.0
Goodwill impairment	-	0.0	-	0.0	19,114	18.9	-	0.0
Total operating expenses	13,866	42.0	14,711	30.3	61,555	60.9	46,821	31.0

Operating income (loss)	(6,166)	(18.7)	2,138	4.4	(30,725)	(30.4)	5,893	3.9

Interest and other income (expense), net	(745)	(2.3)	(359)	(0.7)	(531)	(0.5)	(646)	(0.4)
Provision for income taxes	(264)	(0.8)	1,153	2.4	16,366	16.2	2,731	1.8

Income (loss) from continuing operations	(6,647)	(20.1)	626	1.3	(47,622)	(47.1)	2,516	1.7
Loss from discontinued operations, net of tax	706	2.1	(431)	(0.9)	(959)	(1.0)	(1,536)	(1.0)
Net income (loss)	$(5,941)	(18.0)	$195	0.4	$(48,581)	(48.1)	$980	0.7

Three and nine months ended October 3, 2009 compared to three and nine months ended September 27, 2008

Revenue

Consolidated revenues were $33.0 million and $101.0 million in the third quarter and first nine months of 2009 respectively, compared to $48.5 million and $150.9 million in the comparable prior year periods.  The decline in revenues was driven primarily by the impact of the deterioration in the global economy, the continuing decline in our traditional lines of business, and an unfavorable change in foreign currency exchange rates.  Overall, sales of Presstek’s “growth” portfolio of products, defined as 34DI and 52DI digital offset solutions and the Presstek family of chemistry free CtP solutions, decreased $11.9 million, or 46%, and $34.5 million, or 44%, in the third quarter and first nine months of 2009 compared to the same prior year periods.

Equipment revenues were $3.6 million and $13.8 million in the third quarter and first nine months of 2009 respectively, compared to $15.2 million and $43.0 million in the same prior year periods.  Equipment sales were significantly impacted by the deterioration of the economy and were consistent with declines in global capital equipment markets.  Potential customers are delaying purchasing decisions and lenders are delaying financing commitments in anticipation of a continuing sluggish economy.  Sales of growth portfolio DI presses and peripherals declined from $12.9 million and $34.7 million in the third quarter and first nine months of 2008 respectively, to $2.9 million and $10.2 million in the comparable current year periods.  Sales of our remaining growth portfolio of equipment, Dimension, Dimension Pro, Compass, and Vector TX52 platesetters, declined from $2.2 million and $7.2 million in the third quarter and first nine months of 2008 respectively, to $1.1 million and $3.7 million in the comparable current year periods.  Equipment sales of our “traditional” line of products, defined as QMDI presses, polyester CtP platesetters, and conventional equipment, were also lower in 2009 compared to 2008 due to the sluggish economy as well as the ongoing transition of our customer base from analog to digital technologies.  Revenues from our traditional line of equipment products declined from $1.2 million and $4.6 million in the third quarter and first nine months of 2008, respectively, to $0.4 million and $2.3 million in the comparable current year periods.

Consumables product revenues declined from $25.1 million and $81.8 million in the third quarter and first nine months of 2008, respectively, to $22.2 million and $65.2 million in the comparable current year periods due primarily to lower sales of our “traditional” portfolio of consumables as well as the negative impact of the deterioration in the economy.  Sales of Presstek’s traditional plate products, consisting of QMDI, other DI, and polyester plates, declined from $9.8 million and $32.5 million in the third quarter and first nine months of 2008, respectively, to $8.3 million and $24.1 million in the comparable current year periods, while sales of other traditional consumables products declined from $6.5 million and $21.4 million to $5.8 million and $17.5 million in the comparable periods.  Total sales of Presstek’s traditional products declined 14% and 23% in the third quarter and first nine months of 2009, to $14.1 million and $41.7 million respectively.  Sales of Presstek’s “growth” portfolio of consumables, defined as 52DI, 34DI, and chemistry-free CtP plates, declined from $8.7 million and $27.9 million in the third quarter and first nine months of 2008, respectively, to $8.1 million and $23.5 million in the comparable current year periods, reflecting underutilized capacity in the printing markets resulting from the slow economy as well as customer inventory reductions.  Overall sales of Presstek’s growth portfolio of DI plates declined from $4.7 million and $14.2 million in the third quarter and first nine months of 2008 respectively, to $4.3 million and $12.6 million in the comparable current year period.  Sales of chemistry-free CtP plates declined by 8% and 21% in the third quarter and first nine months of 2009, respectively, from $4.1 million and $13.7 million in the third quarter and first nine months of 2008. Sales of Aurora Pro, Presstek’s new chemistry-free CtP thermal plate, increased 210% and 86% in the third quarter and first nine months respectively, compared to the same prior year periods.

Service and parts revenues were $7.2 million and $22.0 million in the third quarter and first nine months of 2009, respectively, reflecting a decrease of $1.0 million, or 12%, and $4.2 million, or 16%, from the comparable prior year periods.  The decrease is due primarily to lower parts revenues resulting from the transition of our customer base from analog to digital solutions as well as lower equipment usage due to the sluggish economy.

Cost of Revenue

Consolidated cost of product, consisting of costs of material, labor and overhead, shipping and handling costs and warranty expenses, was $20.1 million and $53.6 million in the third quarter and first nine months of fiscal year 2009, respectively, compared to $25.6 million and $78.7 million, respectively, in the comparable prior year periods.  Cost of product in the third quarter of 2009 includes a write-down of equipment inventory of $2.7 million related to lower production volume levels in our equipment manufacturing plant, the impact of a change in certain product strategies, and a refinement in the calculations and assumptions used to determine the allocation of manufacturing spending between period costs and capitalized variances.  The overall decrease in product cost was due primarily to lower revenues.  Included in the $2.7 million writedown of equipment inventory are out of period adjustments of  $1.1 million and $0.1 million for the three and nine month periods ended October 3, 2009, respectively.  Management concluded that the adjustments were not material to the prior periods and current period.

Consolidated cost of service and parts declined from $6.1 million and $19.6 million in the third quarter and first nine months of 2008, respectively, to $5.2 million and $16.5 million in the comparable current year periods.  These amounts represent the cost of spare parts, labor and overhead associated with the ongoing service of products.  The reduction in overall cost is due primarily to lower field service expenses resulting from cost reduction initiatives, as well as lower parts revenues.

Gross Profit

Including the impact of the $2.7 million equipment inventory write-down in the third quarter, consolidated gross profit as a percentage of total revenue was 23.3% and 30.5% in the third quarter and first nine months of fiscal year 2009, respectively, compared to 34.7% and 34.9% in the third quarter and first nine months of fiscal year 2008, respectively.  Excluding the impact of the $2.7 million inventory write down, gross profit as a percentage of total revenue was 31.5% and 33.2% in the third quarter and first nine months of 2009 respectively.

Gross profit as a percentage of product revenues was 21.9% in the third quarter of 2009 compared to 36.5% in the third quarter of 2008.  On a year to date basis, gross profit as a percentage of product revenues was 32.1% in fiscal year 2009 compared to 37.0% in fiscal year 2008.  Gross profit has been negatively impacted in 2009 by an unfavorable change in foreign currency exchange rates but has been offset somewhat by a favorable mix of higher margin product sales.  Excluding the impact of the $2.7 million inventory write down, gross profit as a percentage of product revenues was 32.4% and 35.5% in the third quarter and first nine months of 2009 respectively.

Gross profit as a percentage of service revenues was 28.5% and 24.8% in the third quarter and first nine months of 2008, respectively, compared to 26.1% and 25.3% in the comparable current year periods, respectively.

Research and Development

Research and development expenses primarily consist of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment and consumables development efforts.

Research and development expenses were $1.4 million and $3.8 million in the third quarter and first nine months of fiscal year 2009, respectively, compared to $1.1 million and $3.7 million in the comparable prior year periods.  Higher spending in the third quarter of 2009 was due primarily to higher parts and supplies expense related to product development.

Sales, Marketing and Customer Support

Sales, marketing and customer support expenses primarily consist of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs associated with sales, marketing and customer support activities.

Sales, marketing and customer support expenses decreased from $7.1 and $22.4 million in the third quarter and first nine months of fiscal year 2008, respectively, to $6.3 million and $19.5 million in the comparable current year periods.  Favorable expenses were due primarily to lower payroll and consulting related costs resulting from cost reduction actions as well as lower commission expense due to lower sales.  In addition, 2008 expense includes the impact of the DRUPA trade show which took place in the second quarter.

General and Administrative

General and administrative expenses are primarily comprised of payroll and related expenses, including stock compensation, for personnel and contracted professional services necessary to conduct our general management, finance, information systems, human resources and administrative activities.

General and administrative expenses were $4.9 million and $17.2 million in the third quarter and first nine months of 2009 respectively, compared to $5.9 million and $18.3 million in the comparable prior year periods.  Favorable expenses in the third quarter of 2009 were due in large part to lower payroll related costs and lower legal fees. On a year to date basis, favorable payroll related costs, and other professional services were offset somewhat by higher bad debt expenses resulting from the impact of the sluggish economy.

Amortization of Intangible Assets

Amortization expense was $0.2 million and $0.7 million in the third quarter and first nine months of fiscal 2009, respectively, compared to $0.3 million and $0.8 million in the comparable 2008 periods.  These expenses relate to intangible assets recorded in connection with the Company’s 2004 ABDick acquisition, patents and other purchased intangible assets.

Restructuring and Other Charges

During the first nine months of 2009, the Company has initiated certain cost reduction efforts related to the US and UK operations.  The Company has recorded expense of approximately $1.2 million during the first nine months of 2009 related to these actions.  These expenses are expected to be fully paid by year-end and are recorded on the restructuring and other charges line in the consolidated statements of operations.

In the third quarter and first nine months of 2008 the Company recognized $0.4 million and $1.6 million respectively of restructuring and other related costs associated with our business improvement plan as well as charges related to the impairment of long-lived assets located at our South Hadley, Massachusetts facility.

Goodwill

In order to complete the two-step goodwill impairment tests as required by FASB Accounting Standards Codification Topic 350 Intangibles-Goodwill and Other (originally issued as “SFAS 142, Goodwill and Other Intangible Assets”), the Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. In accordance with the provisions of Topic 350, the Company designates reporting units for purposes of assessing goodwill impairment. Topic 350 defines a reporting unit as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. Goodwill is assigned to reporting units of the Company that are expected to benefit from the synergies of the acquisition. Based on the provisions of Topic 350, the Company has determined that it has one reporting unit in continuing operations for purposes of goodwill impairment testing.

The Company’s impairment review is based on a combination of the income approach, which estimates the fair value of the Company’s reporting units based on a discounted cash flow approach, and the market approach which estimates the fair value of the Company’s reporting unit based on comparable market multiples. The average fair value is then reconciled to the Company’s market capitalization with an appropriate control premium. The discount rate utilized in the discounted cash flows analysis in the quarter ended July 4, 2009 was approximately 16%, reflecting market based estimates of capital costs and discount rates adjusted for a market participant’s view with respect to execution, concentration, and other risks associated with the projected cash flows of the individual reporting units. The peer companies used in the market approach are primarily the major competitors. The Company’s valuation methodology requires management to make judgments and assumptions based on historical experience and projections of future operating performance.  The Company’s policy is to perform its annual goodwill impairment test on the first business day of the third quarter of each fiscal year.

Based on events including  the decline in the Company’s stock price during the second quarter of 2009 and the unstable economic and credit conditions impacting the Company’s business, the Company identified a triggering event that caused management to test goodwill for impairment as of July 4, 2009. After completing step one of the impairment test, the Company determined that the estimated fair value of its reporting unit was less than the carrying value of the reporting unit, requiring the completion of the second step of the impairment test. To measure the amount of impairment, Topic 350 prescribes that the Company determine the implied fair value of goodwill in the same manner as if the Company had acquired the reporting unit. Specifically, the Company must allocate the fair value of the reporting unit to all of the assets of that unit, including unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two. Upon completion of step two of the analysis, the Company wrote off the entire goodwill balance, resulting in an impairment loss of $19.1 million in the quarter ended July 4, 2009. The Company had no goodwill balance remaining as of October 3, 2009.

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

Interest and Other Income (Expense), Net

Consolidated interest and other income (expense), net, was an expense of $0.7 million in the third quarter of 2009 compared to an expense of $0.4 million in the third quarter of 2008. The increase in expense is comprised primarily of $0.4 million related to the SEC penalty (See Note 14), $0.3 million related to the forbearance fee (See Note 14) and offset by a gain due to favorable foreign currency transactions of $0.4 million. For the nine month period ending October 3, 2009 net interest and other income was an expense of $0.5 million, driven by $1.2 million of proceeds from a favorable resolution of an insurance contract lawsuit settlement, offset by $0.8 million of foreign currency transaction losses. This was an improvement as compared to the $0.6 million of expense for the first nine months of 2008.

Provision for Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.  Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

The Company’s tax benefit (expense) was $264,000 and  $(1.2) million for the three months ended October 3, 2009 and September 27, 2008, respectively, on pre-tax income (loss) from continuing operations of $(6.9) million and $1.8 million for the respective periods.  The tax benefit of $264,000 for the three month period ended October 3, 2009 relates to net operating losses incurred by the Company’s European and Canadian entities that are expected to be utilized in future periods.  The Company’s tax expense was $16.4 million and $2.7 million for the nine months ended October 3, 2009 and September 27, 2008, respectively, on pre-tax income (loss) from continuing operations of $(31.3) million and $5.2 million for the respective periods.

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

In the quarter ended July 4, 2009, the Company recorded a $16.8 million valuation allowance, pursuant to FASB Statement 109, Accounting for Income Taxes, associated with certain US Federal and State net operating losses, tax credits and temporary differences included in the Company’s deferred tax assets.  At October 3, 2009, our deferred tax assets, net of the aforementioned $16.8 million valuation allowance, amounted to $1.2 million which is associated with the Company’s UK and Canadian entities. However, if future events differ from expectations, an increase or decrease of the valuation allowance may be required.  A change in the valuation allowance occurs if there is a change in management’s assessment of the amount of net deferred tax assets that is expected to be realized in the future.

Discontinued Operations

On September 24, 2008, the Board of Directors approved a plan to sell the Lasertel subsidiary as the Lasertel business is not a core focus for the Presstek graphics business. Although Lasertel is a supplier of diodes for the Company, it has grown its presence in the external market, and management believes that Lasertel would be in a better position to realize its full potential in conjunction with other companies or investors who can focus resources on the external market.  The disposal of this asset group is currently anticipated to be an asset sale and the Company expects to announce an agreement to sell Lasertel during the fourth quarter of 2009.  As such, the Company has presented the results of operations of this subsidiary within discontinued operations, classified the assets as “Assets of discontinued operations” and liabilities as “Liabilities of discontinued operations”. The Lasertel business will continue to operate as it previously operated, including its marketing and new business/product development activities. Presstek has no intentions to shut down the business.

Results of operations of the discontinued business of Lasertel consist of the following (in thousands, except per-share data):

	Three months ended		Nine months ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Revenues from external customers	$4,273	$2,535	$9,091	$6,833
Income (loss) before income taxes	706	(733)	(959)	(2,636)
Provision (benefit) from income taxes	--	(271)	--	(1,006)
Income (loss) from discontinued operations	$706	$(462)	$(959)	$(1,630)
Earnings (loss) per share	$0.02	$(0.01)	$(0.02)	$(0.04)

Assets and liabilities of the discontinued business of Lasertel consist of the following (in thousands):

	October 3, 2009	January 3, 2009

Cash and cash equivalents	$493	$369
Receivables, net	3,379	2,187
Inventories	5,691	4,478
Other current assets	197	134
Property, plant & equipment, net	4,245	5,263
Intangible assets, net	696	899
Other noncurrent assets	42	--
Total assets	$14,743	$13,330

Accounts payable	$1,128	$884
Accrued expenses	559	448
Deferred gain	4,114	4,370
Total Liabilities	$5,801	$5,702

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash)

We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings.  At October 3, 2009, we had $7.2 million of cash and cash equivalents and $18.4 million of working capital, including $23.4 million of short term debt, compared to $2.6 million of cash and cash equivalents and $48.2 million of working capital, including $15.1 million of short term debt at September 27, 2008.

Continuing Operations

Our operating activities used $3.3 million of cash in the nine months ended October 3, 2009.  Cash used by operating activities came from a net loss of $5.6 million after adjustments for non-cash write off of goodwill, valuation allowance of the deferred income taxes, depreciation, amortization, provisions for warranty costs and accounts receivable allowances, and stock compensation expense. Cash flows were further negatively impacted by a decrease of $0.4 million in deferred revenue, a decrease of $1.9 million in accounts payable, and a decrease of $3.0 million in accrued expenses. This was partially offset by lower inventory levels of $3.4 million and a decrease in accounts receivable of $3.3 million.  The changes in accrued expenses and accounts payable were due mainly to the timing of transactions and related payments. The decrease in inventory levels was due primarily to declining sales. The decrease in accounts receivable was due to lower sales as well as the increase in bad debt allowances.

We used $1.4 million of net cash for investing activities in the first nine months of fiscal 2009 primarily comprised of additions to property, plant and equipment and additions to developed technology costs.  Our additions to property, plant and equipment relate primarily to production equipment and investments in our infrastructure.

Our financing activities provided $7.2 million of cash, comprised primarily of $10.2 million of net borrowings offset by $3.2 million of cash repayments on our term loan.

Discontinued Operations

Operating activities of discontinued operations used $2.1 million in cash in the first nine months of fiscal 2009. Cash used in operating activities came from a net loss, after adjustments for an asset impairment charge of $1.4 million and other non-cash addbacks in addition to working capital usages which were mainly inventory.

 Liquidity
The Company’s Senior Secured Credit Facilities (the “Facilities”) include a $35.0 million five-year secured term loan (the “Term Loan”) and originally a $45.0 million five-year secured revolving line of credit (the “Revolver”).  The Company granted a security interest in all of its assets in favor of the lenders under the Facilities, which consists of a group of three banks (the “Lenders”).  In addition, under the Facilities agreement, the Company is prohibited from declaring or distributing dividends to shareholders.

Under the terms of the Revolver and the Term Loan, the Company is required to meet four financial covenants on a quarterly and annual basis. As a result of the Company’s financial performance during the quarter ended July 4, 2009, the Company was not in compliance with two of these covenants, the maximum funded debt to EBITDA ratio (a non-U.S. GAAP measurement that the Company defines as earnings before interest, taxes, depreciation, amortization, and restructuring and other charges) and minimum fixed charge coverage ratio covenants.  Under the terms of the Facilities agreement, the Company’s failure to maintain these financial covenants represents an “Event of Default” and provides the Lenders with certain remedies that alter the terms of the original agreement.

On October 1, 2009 (the “Forbearance Effective Date”), the credit facilities were amended. The Forbearance Amendment Agreement (the “Amendment”) reduced the Revolver from $45 million to $27 million and required the Company to pay a forbearance fee in the amount of $250,000.  The Amendment has also extended the expiration date from November 4, 2009 to December 15, 2009.  The Forbearance Termination Date shall be November 30, 2009 if the Company elects not to pay a fee of $20,000 to the Lenders to extend the Forbearance Termination Date from November 30, 2009 to December 15, 2009.

From the Forbearance Effective Date through the Forbearance Termination Date, the interest rate applicable to all Loans shall be the Prime Rate plus (4%) per annum; on and after the Forbearance Termination Date the definition of “Default Rate” under the Credit Agreement shall mean the Prime Rate plus six percent (6%) per annum.  From the Forbearance Effective Date through the Forbearance Termination Date, the Company shall not have the right to elect to pay interest on any Loan based on the LIBOR rate. In addition, from the Forbearance Effective Date through the Forbearance Termination Date, the Lenders have agreed to forbear from exercising their rights and remedies under the Facilities, including but not limited to their rights and remedies arising from the Company's non-compliance with certain financial covenants during the second quarter of 2009, as noted above, as well as similar covenant violations that occurred during the third quarter of 2009.

The Facilities are available to the Company for working capital requirements, capital expenditures and general corporate purposes subject to restrictions outlined in the Facilities agreement and in the Amendment.

At October 3, 2009 and January 3, 2009, the Company had outstanding balances on the Revolver of $22.6 million and $12.4 million, respectively, with interest rates of 6.5% and 2.7%, respectively.  At October 3, 2009, there were $1.2 million of outstanding letters of credit, thereby reducing the amount available under the Revolver to $3.2 million at that date.

Prior to an amendment to the Facilities in the third quarter of 2008, principal payments on the Term Loan were payable in consecutive quarterly installments of $1.75 million, with a final settlement of all remaining principal and unpaid interest on November 4, 2009.  In the third quarter of fiscal 2008, the Company used the net proceeds of the sale of its Arizona property to pay down the principal balance of the term loan and entered into an amendment to the Facilities dated July 29, 2008 which amended the payment schedule of the Term Loan to reduce the required quarterly installments of principal to $810,000, payable in January, March, June, and September of 2009, with no installment due in September of 2008 and the final installment due on the earlier of the refinancing of the Facilities or November 30, 2009 (or December 15, 2009 if extended by the Company pursuant to the Amendment.)

The weighted average interest rate on the Company’s short-term borrowings was 6.5% at October 3, 2009.

The Company is currently in the process of arranging for a new credit facility, and the Company expects to have a new revolving line of credit in place by the expiration of the Facilities on December 15, 2009 to be used to retire the Revolver and the Term Loan and for working capital and other operating purposes (See Note 8). Concurrently, the Company is in the process of marketing its Lasertel subsidiary for sale and expects to announce an agreement to sell Lasertel during the fourth quarter of 2009. In addition, the Company may consider financing its Hudson, New Hampshire office building in a possible sale-lease back.

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

From time to time the Company has engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party. In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). Generally, the Company’s liability for these recourse agreements is limited to 9.9% of the amount outstanding. The maximum amount for which the Company was liable to the financial institutions for the shortfall payments was approximately $1.8 million at October 3, 2009.

On February 4, 2008, the Company received from the SEC a formal order of investigation relating to the previously disclosed SEC inquiry regarding the Company's announcement of preliminary financial results for the third quarter of fiscal 2006. The Company is cooperating fully with the SEC's investigation.  On July 22, 2009 the Company received a “Wells” Notice from the staff of the SEC informing the Company that the staff intends to recommend that the SEC bring a civil injunctive action against the Company alleging that the Company violated Section 10(b) and 13(a) of the Securities Exchange Act of 1934, Rule 10b-5 and regulation Fair Disclosure thereunder.  The SEC staff also informed the Company that in connection with the contemplated charges, the staff may seek a permanent injunction and civil penalties. During the third quarter of 2009, the Company accrued the amount of $400,000 for a potential civil penalty, which the Company has determined to be a reasonable estimate based upon discussions with the SEC staff.

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

Information Regarding Forward-Looking Statements

Statements other than those of historical fact contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the following:

•	our ability and expectations for the sale of assets, including a potential sale-lease back of our Hudson, New Hampshire office building;

•	our expectations regarding our ability to obtain a new credit facility to replace the current credit facility;

•	our expectations regarding our ability to comply with the terms of the Forbearance and Amendment Agreement with our Lenders;

•	the adequacy of internal cash and working capital for our operations, and the need to obtain adequate financing following the expiration of our existing credit facilities in December 2009;

•	manufacturing constraints and difficulties;

•	the introduction of competitive products into the marketplace;

•	management’s plans and goals for our subsidiaries;

•	the ability of the Company and its divisions to generate positive cash flows in the near-term, or to otherwise be profitable;

•	our ability to produce commercially competitive products;

•	the strength of our various strategic partnerships, both on manufacturing and distribution;

•	our ability to secure other strategic alliances and relationships;

•	our expectations regarding the Company’s strategy for growth, including statements regarding the Company’s expectations for continued product mix improvement;

•	our expectations regarding the balance, independence and control of our business;

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

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended January 3, 2009, which was filed with the SEC on March 24, 2009.  There were no significant changes to the Company’s critical accounting policies in the nine months ended October 3, 2009.

Recent Accounting Pronouncements

FASB Accounting Standards Codification Topic 820 (originally issued as Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”) for non-financial assets) was amended in August 2009.
 Please see Note 3.

FASB Accounting Standards Codification Topic 105 (originally issued as SFAS No. 168, “The FASB Accounting Standards Codifications and the Hierarchy of Generally Accepted Accounting Principles- A replacement of FASB Statement No. 162”) was issued in June 2009.  The Codification has become the single source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities and will supersede all existing FASB, AICPA, EITF pronouncements and related literature. The Codification does not replace or affect guidance issued by the SEC or its staff for public entities in their filings with the SEC.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on the Company’s financial results.

FASB Accounting Standards Codification Topic 855 (originally issued as SFAS No. 165, “Subsequent Events”) was issued in May 2009.  This statement establishes principles and disclosure requirements for events or transactions occurring after the balance sheet date but before financial statements are issued or available to be issued.  This statement requires that an entity shall disclose the date through which the subsequent events have been evaluated, and whether that date is the date when financial statements were issued or the date the financial statements were available to be issued. Some nonrecognized subsequent events may be such that they must be disclosed to keep the financial statements from being misleading.  For such events an entity should disclose the nature of the event and an estimate of its financial effect, or a statement that an estimate cannot be made.  The Company adopted these provisions for the interim period ending July 4, 2009. The adoption of these provisions did not have a material impact on the Company’s financial results.

FASB Accounting Standards Codification Topic 805 (originally issued as SFAS No. 141 (R), Business Combinations) was issued in December 2007. This statement replaces SFAS 141, Business Combinations, but retains the fundamental requirements of the statement that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  The statement seeks to improve financial reporting by establishing principles and requirements for how the acquirer:

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

FASB Accounting Standards Codification Topic 805 (originally issued as FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141(R)-1)) was issued in April 2009.  This FSP clarifies and amends FAS No. 141(R) regarding the initial recognition, measurement, accounting and disclosure of assets and liabilities that arise from contingencies in a business combination.  Assets and liabilities that arise from a contingency that can be measured at the date of the acquisition shall be recorded at fair value.  FSP FAS 141(R)-1 is effective for all acquisitions completed in annual years beginning on or after December 15, 2008.  The adoption of FSP FAS 141(R)-1 will impact any future acquisitions made by the Company.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements. This guidance modifies the fair value requirements of FASB ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. In addition, the residual method of allocating arrangement consideration is no longer permitted. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010.  We have not yet completed our evaluation of the impact of this Standard on our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.  At October 3, 2009, we were not involved in any unconsolidated SPE transactions.

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

Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of October 3, 2009, the Company’s disclosure controls and procedures were not effective because of the  continuation of the material weakness described below. Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated interim financial information included in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

Management has undertaken procedures and other steps to mitigate the material weakness in internal control over financial reporting described below, along with additional procedures designed to ensure the reliability of our financial reporting.

In Management’s Report on Internal Control over Financial Reporting, included in Item 9A of the Company’s Annual Report on Form 10-K for the year ended January 3, 2009, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2009, management of the Company concluded that there was a control deficiency that constituted a material weakness, as described below and which was not as of October 3, 2009 fully remediated.

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

The following remedial actions have been initiated and will continue to be implemented after October 3, 2009:

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

Changes in Internal Control over Financial Reporting

Other than the foregoing measures to remediate the material weakness described above, certain of which were not fully implemented as of October 3, 2009, there was no change in the Company's internal control over financial reporting during the quarter ended October 3, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II  OTHER INFORMATION

 Item 1.  Legal Proceedings

Litigation

In February 2008 we filed a complaint with the International Trade Commission (“ITC”) against VIM technologies, Ltd. and its manufacturing partner Hanita Coatings for infringement of Presstek’s patent and trademark rights. Presstek also sued four U.S. based distributors of VIM products: Spicers Paper, Inc., Guaranteed Service & Supplies, Inc., Ohio Graphco Inc., and Recognition Systems Inc., as well as one Canadian based distributor, AteCe Canada. The Company has settled with Ohio Graphco Inc., which has agreed to cease the importation, use and sale of VIM plates and also agreed to cooperate with the ITC in its investigation of VIM’s alleged patent infringement. Presstek is seeking, among other things, an order from the ITC forbidding the importation and sale of the VIM printing plates in the United States; such an order would be enforced at all U.S. borders by the U.S. Customs Service. In March of 2008, the ITC notified Presstek that it was instituting an investigation related to the Complaint, and a hearing before the ITC was held in April 2009. On July 31, 2009 an Administrative Law Judge for the ITC issued an initial determination (the “Initial Determination”) that VIM’s importation and sale of the alleged infringing printing plates violates Section 337 of the Tariff Act of 1930, as amended.  The ALJ ruled that the Presstek patents that are in dispute are valid and enforceable and that they are infringed by the VIM printing plates and has recommended that the ITC issue an order barring the importation of the VIM plates into the United States.  VIM and the other respondents have petitioned the ITC for the review Initial Determination seeking a reversal of the Initial Determination. On September 24, 2009 the ITC issued a notice indicating that it had affirmed the ALJ’s ruling finding a violation of section 337 of the Tariff Act of 1930 (19U.S.C. § 1337) by the respondents in the investigation.  The ITC requested additional briefing by the parties on the issue of remedies.

Presstek is a party to other litigation that it considers routine and incidental to its business however it does not expect the results of any of these routine and incidental actions to have a material adverse effect on its business, results of operation or financial condition.

Except as noted with respect to the proceedings noted above, during the three months ended October 3, 2009, there have been no material changes to legal proceedings from those considered in our Annual Report on From 10-K for the year ended January 3, 2009, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2009.

Item 6.  Exhibits

Exhibit No.	Description

10.1	Forbearance and Amendment Agreement dated October 1, 2009 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Presstek, Inc. on October 2, 2009).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PRESSTEK, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSTEK, INC. (Registrant)
Date: November 12, 2009	/s/ Jeffrey A. Cook
Jeffrey A. Cook Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PRESSTEK, INC.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Forbearance and Amendment Agreement dated October 1, 2009 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Presstek, Inc. on October 2, 2009).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.