Form 10-K
PRESSTEK INC /DE/
filed 2010-03-24
CIK 846876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐                                           Accelerated filer ☐    Non-accelerated filer ☐                                                                           Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐    No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of July 4, 2009 was $35,825,788.

The number of shares outstanding of the registrant’s common stock as of March 18, 2010 was 36,854,802.

Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled for June 2, 2010 are incorporated by reference into Part III.

PRESSTEK, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
ENDED JANUARY 2, 2010*

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

Presstek was organized as a Delaware corporation in 1987. The Company is a leading manufacturer and marketer of environmentally-friendly digital-based offset printing solutions. These products are engineered to provide a streamlined workflow that shortens the print cycle time, reduces overall production costs, and meets the market’s increasing demand for fast turnaround high-quality color printing. Presstek’s former subsidiary, Lasertel, Inc. (“Lasertel”), manufactures semiconductor laser diodes for Presstek and external customer applications.  This subsidiary is classified as a discontinued operation. As discussed further in this report, on March 5, 2010, Presstek sold Lasertel to SELEX Galileo Inc. (SELEX). As a subsidiary of SELEX and in accordance with a supply agreement established between Lasertel and Presstek on March 5, 2010, Lasertel will manufacture and supply semiconductor laser diodes to Presstek.

Our products include DI® digital offset presses, computer-to-plate (“CTP”) systems, workflow solutions, chemistry-free printing plates, no preheat thermal CTP plates and a complete line of prepress and press room consumables. We also offer a range of technical services for our customers.

On March 5, 2010, Presstek sold Lasertel to SELEX Galileo Inc. (SELEX); please refer to Note 21 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. As a subsidiary of SELEX, and in accordance with a supply agreement established between Lasertel and Presstek on March 5, 2010, Lasertel will manufacture and supply semiconductor laser diodes to Presstek for an initial period of three years.

Background

Since its incorporation in 1987 Presstek has served the commercial print segment of the graphics communications industry by offering innovative digital offset printing solutions for commercial printing applications. We:

•	invented the technology that enables DI® presses;
•	invented chemistry-free printing plates;
•	have significantly streamlined the print production workflow;
•	have helped transition offset printing from a craft-based manual process to an automated manufacturing process; and
•	plan to continue to innovate by providing high quality fully integrated digital solutions and services.

Primary Markets

Presstek serves the global print market. The two primary opportunities for Presstek’s solutions lie in the commercial and in-plant segments.

Commercial markets include companies that provide printing and print-related services, such as design, prepress, and bindery, on a print-for-pay basis. Many firms in the commercial printing industry have some type of process expertise or geographic focus. This market is further segmented by employee size and by equipment capability (e.g. format size or type of equipment).

The in-plant market includes departments that provide copying and printing services to support the primary business of a company or organization. These are companies whose primary business includes anything other than printing (e.g., insurance, manufacturing, financial services, education, or government).

Historically, Presstek has primarily served smaller commercial printers with less than 20 employees as well as the in-plant printing market.  However, recent and planned new products introductions have enabled the company to also serve the needs of larger commercial printers.

Presstek believes that new product developments will enable equipment placements in select vertical markets such as mailing and fulfillment and small format packaging.

Market Trends

The printing market is shifting to increasingly faster production of smaller order quantities (shorter runs of 5,000 copies or less) with an increasing use of color. Key trends include the following:

•	45% of all printed work in the world is short-run and time sensitive;
•	33% of all print jobs are expected to require a 24-hour turnaround;
•	80% of four-color jobs are now produced in runs of less than 5,000; and
•	Approximately 90% of digital printing is non-personalized, and can be produced on a DI® press

Providing Solutions for New Market Requirements

Presstek offers a range of products to meet these changing market demands including DI® digital offset presses and chemistry-free CTP systems. Presstek’s 34DI® and 52DI®  presses incorporate Presstek’s ProFire® Excel laser imaging technology, unique press design, and thermal plates to create an optimized solution for press runs from 250 to 20,000 sheets.

Market studies indicate the number of print jobs with run lengths of 20,000 and below are increasing, while the frequency of longer run length jobs is decreasing. DI® presses fit well into print businesses that are experiencing this trend. These businesses, which include commercial print shops, quick printers, franchise shops, digital printers and in-plants, utilize DI® presses to profitably meet this run length requirement, according to research from industry consulting firm InfoTrends.

Presstek’s DI® presses are automated print production systems. Digital files are sent to the offset printing press where all four printing plates (one for each color) are imaged on-press in precise register, resulting in a highly streamlined digital workflow that is designed to allow the fastest way to finished offset press sheets.

With our CTP solutions, digital files are sent directly from the prepress workflow to the plate-imaging device; the plates are imaged off line, and then mounted on a conventional offset press. Presstek introduced the concept of chemistry-free printing to the market and this more environmentally friendly and efficient manner of producing offset printing plates remains an important focus of our marketing activities.

Presstek also offers two open platform CTP plates.  The first, Aurora Pro is a chemistry-free plate that offers run lengths of up to 20,000. Aurora Pro is designed for printers that support the short-run color market and want to offer environmentally friendly printing. It operates on a range of external drum, 830nm platesetters  manufactured and sold by Eastman Kodak Company (“Kodak”), DaiNippon Screen Mfg., Ltd. (“Screen”), Heidelberger Druckmashinen AG (“Heidleberg”) and more.  The second, Aeon, is a no preheat thermal plate that offers run lengths to 200,000 and up to a 1,000,000 with an optional post-bake. Aeon is targeted to the mid and large commercial print market. Both Aurora Pro and Aeon work on a range of external drum 830nm platesetters from various manufacturers and are compatible with Presstek’s Compass and Dimension Pro CTP solutions.

Organizational Structure

To better address the worldwide print market, Presstek has aligned its resources into three strategic product lines. This structure allows the Company to continue to focus on its traditional base of small commercial and in-plant customers, while expanding the range of products it can bring to market around the world. This structure is also designed to better position the Company to more effectively address the needs of larger commercial printers. These strategic product lines are:

•	Digital Printing, which includes DI® digital offset presses, digital toner presses, inkjet printers, consumables and workflow;
•	CTP, which is responsible for digital platemaking systems, consumables and workflow; and
•	Traditional, which operates as a graphic arts dealer for Presstek products such as polyester CTP platemaking and other partners’ products for our customers.

Geographic Structure

Presstek supplies equipment, service and supplies to support the worldwide print market; currently 66% of Presstek’s revenues come from the United States, 12% from the United Kingdom and 22% from other various countries. To facilitate growth we have established three sales regions to bring integrated solutions to local markets. The three sales regions are:
•	EAME (Europe, Africa, Middle East);
•	Americas (North America and Latin America); and
•	Asia Pacific.

Our Business Segments

Commencing with the second quarter of the fiscal year to end January 1, 2011 (“Fiscal 2010”), the Company’s reports filed with the SEC will reflect that the Company conducts business in one industry segment as a result of its sale of Lasertel on March 5, 2010.  Prior to March 5, 2010, we conducted business in two segments as reflected in this report: the Presstek segment, and the Lasertel segment. The Presstek segment is primarily engaged in the development, manufacture, sales, distribution, and servicing of digital offset printing solutions for the graphic arts industries. Lasertel is primarily engaged in the manufacture and development of high-powered laser diodes for a variety of industry segments.

On September 24, 2008, the Company’s Board of Directors approved a plan to market the Lasertel subsidiary for sale. The financial statements have been restated to reflect the Lasertel segment as discontinued operations as presented in this Annual Report on Form 10-K.

For an analysis of our  assets by business segment as well as revenue from sales to external customer and long-lived assets by geographic area, see Note 16 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Presstek-branded equipment is serviced either by our direct service organization or by our dealer channel. Our direct service organization primarily serves customers located in the United States, Canada, and the United Kingdom.

Manufacturing

At our 165,000 square-foot facility in Hudson, New Hampshire, we (i)manufacture ProFire® Digital Media, PearlDry® Plus, and PearlDry® printing plates, (ii) assemble the ProFire® Excel imaging kits that are incorporated into 34DI® and 52DI® presses,  (iii) assemble the Dimension® Excel series, Vector FL52 and the ABDick®-branded Digital PlateMaster® system, and (iv) conduct finishing operations for a portion of our aluminum-based Presstek Aeon CTP plates.

Plate manufacturing at our Hudson facility uses vacuum deposition technology to create ultra-thin imaging layers. We have a state-of-the-art solution coater capable of handling aqueous or solvent-based fluids with best available environmental controls throughout the process. Polyethylene terephthalate substrates are laminated to aluminum webs (“spools”) using electron beam curing technology. This eliminates the need for environmental emissions from a drying process. We utilize full converting capability, which provides high-speed slitting, spooling, formatting and final packaging. The Hudson facility also includes finishing operations for our DI plates and our Aeon CTP plates.

At our 100,000 square-foot facility located in South Hadley, Massachusetts, we manufacture aluminum-based printing plates, including chemistry-free Presstek-branded Anthem® Pro, Freedom® Pro and Aurora® Pro digital printing plates. The aluminum plate manufacturing includes in-line graining, anodizing, silicating, and multiple layer coatings. Raw aluminum is processed into lithographic printing plates for digital markets.

Distribution

Our sales strategy is designed to emphasize the distribution of Presstek’s DI® presses and CTP solutions and related consumables, as well as a full portfolio of conventional products. These products are offered to customers through our direct sales force, independent graphic arts dealers and strategic OEM partners. We have an established distribution networks in North America, Europe and Asia Pacific. In 2009 we expanded our dealer network in our EAME and Asia Pacific regions to 43 and 15 dealers, respectively.  We plan to continue to strengthen our position by growing our dealer network on a global basis.

Service and Support

Presstek also has an established service organization throughout the United States, Canada and the United Kingdom to service its equipment. In other regions, Presstek authorized dealers are the primary source of service, with Presstek providing training and advanced technical support.

The Lasertel Segment

Lasertel is a developer and manufacturer of high-powered laser diodes. These diodes are used in Presstek’s DI® presses and the Dimension Excel Series of CTP systems. Lasertel also provides laser diodes to external customers for applications in different industries, such as defense, medical, and graphics. Lasertel operates in a leased 40,000 square-foot facility located in Tucson, AZ. Lasertel is a vertically integrated manufacturer of laser diode-based components and systems.

Strategy

Our vision is to be a leading provider of digital solutions to the global graphic communications industry. Our business strategy is to offer innovative digital imaging and plate technologies that address the opportunities of today and tomorrow in the graphic arts and commercial printing markets across the globe.

This strategy includes several imperatives:

1. Focus on the growth of our consumables product line.

Presstek provides digital offset solutions that aid printers in meeting the changing needs of today’s market – shorter run lengths, faster turn-around times, and more color. Our DI® presses and CTP solutions use our chemistry-free printing plates. With our direct sales force and network of dealers, we feel we are well positioned to expand our installed base of these solutions. A key step in growing our consumables business is to develop printing plates that can be imaged on non-Presstek manufactured devices. The first step in executing this “open systems” strategy was the launch in late 2008 of Aurora® Pro, our open-platform, chemistry-free printing plate, which is designed to be used on thermal CTP systems marketed by other manufacturers. In 2009 we introduced Aeon, a thermal CTP plate having length of runs of approximately 200,000 impressions unbaked, and 1,000,000 impressions with post-baking. By marketing a printing plate capable of longer run lengths, the Company is able to pursue larger customers, which is an important element of the Company’s strategy. We are also focused on stemming the erosion of our traditional consumables sales (ink, pressroom and proofing supplies, etc.) and believe that we can help achieve this goal by selling these products along with our digital plates.

2. Emphasize attractive market segments.

Large print providers were the first to adopt digital technology, and they have driven the digital transformation of the commercial printing market. Today the benefits of a digital workflow are well understood and all segments of the commercial print market are adopting digital technologies. With our range of digital solutions and the strength of our direct sales and service force, as well as our dealer network, we are focusing on the following market segments:

a.
Commercial printers. Printers need to increase their production capacity, level of productivity and output quality while improving profitability. Many commercial printers, particularly small and mid size printers (generally those with less than 20 employees) have demonstrated success with our digital offset products. These printers are often acquiring their first four-color offset press when they acquire a Presstek product. However, Presstek is also enhancing and growing its product offerings to provide similar benefits to larger printers.  DI® presses are engineered to produce print runs between 250 and 20,000 images at a very high quality with a very low cost per page. Since market demands are shifting to require an increasing number of jobs with run lengths in this range, it is leaving a gap in the production portfolio of many larger commercial print shops. They can efficiently produce very short-runs (less than 250) on their toner devices, and runs of 20,000 or more on their conventional offset presses.  Larger print shops, however, can be more profitable producing a run of 250 to 20,000 on a Presstek’s DI®. Presstek believes that larger printers will increasingly look at DI® presses to fill this production gap in their equipment portfolio.

b.
Digital printers and copy shops. These facilities that primarily operate toner-based digital printing equipment, are acquiring DI® presses as complementary devices. They are using DI® presses for jobs that require run lengths greater than 250 copies, a higher level of quality, or a substrate (coated stock, thick stock, plastics, etc.) that cannot be effectively produced on a toner-based device. They are also combining digital toner devices and DI® presses into one workflow to create certain print jobs more profitably. For example, they may produce a high quality four-color direct mail piece on the DI® press, then add a personalized message or pURL (personal URL) using their toner device. The result is a high-quality personalized piece affordably produced.

c.
In-plant print shops that operate within corporations, colleges and universities and government agencies. These print shops are attracted to the ease-of-use, compact footprint and environmentally responsible nature of our solutions. It is becoming increasingly important that these shops be self sustaining. The productivity, efficiency and versatility of Presstek solutions helps in-plants reach this goal.

3. Focus on key growth areas.

a.
Growth within the existing market segments that Presstek serves today. Historically Presstek has served print shops with less than 20 employees, and this segment makes up approximately 75% of the industry (i.e., number of printers). Many of these printers have not yet fully embraced digital printing technologies. In addition, owners of existing DI® presses and CTP systems will be looking to add capacity or to upgrade their capabilities (i.e., upgrade a 34DI® press to a 52DI® press, a 52DI to a 52DI-AC or 52DI-UV, a semi-automated CTP system to a fully automated solution, or add Latitude a PDF workflow solution).

b.
Growth up-market to larger print shops. As print buyers request more jobs in the 500 to 20,000 run length range with faster turnaround times, larger shops often need to outsource these jobs or run them inefficiently on their larger offset presses or toner presses. A Presstek DI® press is a good solution for these shops, because it allows them to bridge the production gap between the high-end of toner devices (~500) and the low-end of conventional offset presses (~20,000). DI® presses also use offset ink and print on standard paper (as well as many other substrates) so output is easily matched to the production of larger presses. The DI® press may also open up new applications for the larger print shop.

c.
Growth of CTP consumables. It is estimated that the worldwide digital offset printing plate market in fiscal 2008 was $3.9 billion. This market is expected to grow by as much as 36% to $5.3 billion by 2012 based on research from Vantage Strategic Marketing. Presstek plans to further penetrate this large consumables market by aggressively marketing its expanding range of CTP plates. These plates will work on both Presstek and third party imaging devices. Aurora Pro and Aeon are examples of products that fit into this area of growth.

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

Because our goal is to provide high quality, fully integrated digital solutions and services that form an all-encompassing relationship with our customers, we deliver solutions that allow printers to differentiate their print businesses in a competitive marketplace. Presstek’s products can be divided into two primary categories: DI® presses and plates and CTP systems, along with the supplies and services that they require. Ease of use, environmentally friendly chemistry-free imaging, and a small footprint are common benefits of the two product lines.

Our DI® presses, the Presstek 52DI® and Presstek 34DI®, allow printers to offer high-quality offset printing on a wide range of substrates at run lengths starting at 250 sheets for a highly competitive cost per sheet. DI® presses are able to do this because of their short make-ready time and reduction of production steps, which is possible because of three Presstek technologies—laser imaging, press design, and DI® plate technology—working in unison to create an optimized printing system. In September 2009, Presstek launched the 52DI-AC, adding a fully integrated aqueous coater to the 52DI platform.  Aqueous coating further enhances DI capability by allowing customers to add an aqueous based coating that enhances not only the cosmetics of the printed sheet (satin, matte and gloss finishes); but also the durability, since the coating protects the image when handled or mailed. The fast drying tendency of aqueous coating also facilitates faster turnaround time allowing jobs to be quickly moved to the bindery process.

Presstek offers a full range of CTP systems, from a two-page polyester system to an eight-page fully automated thermal plate system. In December 2009, Presstek launched Aeon, an aluminum based no preheat thermal plate that provides added durability for larger, high production environments.  Aeon, a chemical-based plate, is a longer run plate solution with the capability of printing over 200,000 impressions unbaked and as many as one million impressions with an optional post bake.

Presstek has also expanded its workflow offerings by partnering with third parties. This allows users to better implement Presstek’s DI® and CTP solutions while improving the flow of jobs through production. An example of this is the agreement signed with EskoArtwork Odystar  to offer a PDF workflow solution; Presstek markets this product as Latitude.

5. Provide solutions that meet the growth in demand for short-run, fast turnaround high-quality color printing.

Much of the print industry’s decline in shipment volume has been in long-run printed documents. Short-run printing is actually mainstream. Short-run printing weighs on the capital base that was purchased to produce long-run printing, and until that installed base is replaced, profits are negatively affected. Presstek has a unique opportunity and position in the reshaping of the printing industry's workflow and production methods. Presstek as a company, and print as a medium, are at a fascinating crossroads of technology, market opportunities, and competition. The Company's products allow printers to compress their workflow to eliminate costly steps, leveraging the modern content creator’s capabilities to make better, richer, and more predictable printable files, according to market research commissioned by Presstek and conducted by industry consultant Dr. Joseph Webb of Strategies for Management.

6. Provide environmentally responsible solutions.

Our thermally imaged chemistry-free plate technologies are designed to provide both a streamlined workflow and an environmentally responsible solution. Not only are we contributing to a cleaner and safer printing operation, environmental responsibility is sound business practice in that our DI® and CTP solutions reduce labor needs, reduce space requirements, eliminate plate-oriented waste disposal, and result in fewer manufacturing process errors.

Technology

Imaging Technology

Presstek developed the imaging technology for the world's first DI® press. Since 1987, we have continuously improved on this technology. Today we offer our fourth generation of imaging technology which we call ProFire® Excel. The ProFire® Excel system has three major components: the laser diode system, made up of four-beam laser diodes and laser drivers; the integrated motion system that controls the placement of the laser diodes; and the digital controller and data server. The image data board of the ProFire® Excel controls 16-micron diodes with patented Image Plus technology. Among the advantages of Image Plus is a writing mode that increases image quality while significantly reducing moiré patterns in standard screen sets, allowing for a range of FM (stochastic) screening options.

The laser diodes that we use for our imaging system are manufactured by Lasertel. Lasertel manufactures epitaxial wafers, which are subsequently processed into chips or bars. Lasertel then assembles these devices into fiber-coupled modules called multiple emitter packages (“MEPs”), which contain four lasers per module. These MEPs are then sent to our manufacturing facility in Hudson, New Hampshire. We assemble Lasertel-manufactured laser imaging modules into imaging kits that are designed for DI® press or Dimension Excel CTP units. These kits are then incorporated into DI® printing presses, by our manufacturing partner, or into CTP systems assembled at our Hudson, New Hampshire facility.

Before direct-to-plate imaging, platemaking and prepress activities had occurred separately in the printing operation, primarily using analog film-based technology, chemical processing and manual skill-based processes. Conventional or analog printing plates are produced using labor-intensive and chemical-intensive, multi-step processes. By consolidating or eliminating process steps required to prepare a digital file for printing, Presstek’s DI® presses and CTP systems deliver efficiencies that allow increased print productivity at a lower cost and with better quality than conventional offset methods. At the same time, by imaging chemistry-free plates, Presstek products eliminate the reliance on the chemical processing that is generally associated with imaging traditional printing plates. In addition to being more efficient to operate, our solutions are more environmentally responsible than traditional methods of printing. The result is higher quality, faster turnaround offset printing with a lower cost of operation that is also environmentally safe.

Plate Technology

We manufacture digital printing plates for both on-press imaging with DI® presses and off-press imaging with CTP printing applications. Presstek manufactured plates are based on our patented chemistry-free thermal imaging technology. Our printing plates respond to heat generated by high-powered lasers (thermal imaging) using ablation and sub-ablation processes.

Thermal ablation refers to the process in which the thermal laser ablates (removes) areas of the emulsion while the plate is being imaged. This is the method employed in Presstek’s plates. Plates that are imaged using thermal ablation typically consist of a basic substrate such as a grained aluminum plate or polyester, an oleophilic (ink receptive) imaging layer, and an ink-rejecting micro porous hydrophilic (water receptive) layer. The high-powered laser of the imaging system selectively burns tiny holes in the thin plate coating, causing it to burst away from the base. This technique thus requires the imaging system to be equipped with a means of collecting the debris, typically a vacuum with filters. The result is a high-contrast image that can be examined and measured prior to mounting on a printing press.

Products

DI® Presses

Presstek 52DI® Press
The Presstek 52DI® is a landscape format 52cm direct-to-press machine with a maximum sheet size of 20.47” x 14.76.” The 52DI® has a maximum image area of 20.07” x 14.17,” one of the largest in its class. This press is highly automated and designed to deliver superior economics and faster turnaround times, require lower skilled operators and reduce paper waste. The Presstek 52DI® images all four chemistry-free printing plates on press in 4.5 minutes in precise register at 2540 dpi and supports up to 300 lpi and FM screening. The press design which features Zero Transfer Printing technology, results in consistent quality, an exceptionally fast make-ready time and reliable handling across a wide range of substrates. The 52DI® has a maximum operating speed of 10,000 full size sheets per hour which is the equivalent of 20,000 letter-sized sheets.

Presstek 52DI®-AC Press
The Presstek 52DI®-AC builds on the precise registration, high-quality output, and automation of the Presstek 52DI by adding an in-line aqueous coater. With the Presstek 52DI®-AC, coating is applied to sheets in one pass through the press without drying problems. Anilox metering precisely measures and controls the amount of coating being applied, reducing waste and further enhancing the quality of the printed sheet. Flood and spot coatings can be applied in a variety of finishes including matte, dull, satin and gloss. The entire printing operation is automated— from plate advancing and imaging to printing and coating—in one compact, easy-to-use press. High quality results are easy to achieve, and print providers will be able to produce more jobs per shift. The 52DI®-AC offers the same format size and resolution as the 52DI.

Presstek 34DI® Press
The Presstek 34DI® is a portrait format 34cm direct-to-press machine with a maximum sheet size of 13.39” x 18.11” and a maximum image area of 12.99” x 17.22”. This press is highly automated and designed to deliver superior economics, faster turnaround times, require lower skilled operators and reduce paper waste. The Presstek 34DI® images all four chemistry-free printing plates on press in 4.5 minutes in precise register at 2540 dpi and supports up to 300 lpi and FM screening. The press’ design, using Zero Transfer Printing technology, results in consistent quality, an exceptionally fast make-ready time and reliable handling across a wide range of substrates. The 34DI® has a maximum operating speed of 7,000 full size sheets per hour which is the equivalent of 14,000 letter-sized sheets.

Both the Presstek 52DI® and 34DI® can be equipped with the DI® Ultra Violet (“UV”) option. The UV option converts a standard DI® press to a UV press. UV presses are well suited for printing on non-porous materials such as plastics and foils.

DI® Plates

ProFire® Digital Media
ProFire® Digital Media is designed to work as a system with the laser imaging and press components of ProFire® and ProFire® Excel enabled DI® presses (such as the Presstek 34DI® and 52DI®). ProFire® Digital Media for DI® presses is rated for 20,000 impressions. It is manufactured with an ink-accepting polyester base layer, a middle layer of titanium, and a top layer of silicone. During imaging, the heat from lasers removes the top two layers of the plate, exposing the ink receptive polyester layer. Areas that remain covered with the top layer of silicone will repel the ink. The imaging process is a highly consistent, heat sensitive, physical reaction without the variables of exposure and chemistry. The result is sharper and better-defined details and halftone dots. When operating with ProFire® Excel imaging-enabled presses, the Presstek 52DI® and 34DI®, ProFire® Digital Media supports 300lpi and FM screening.

PearlDry® Plus
Formulated in a similar fashion as ProFire® Digital media, PearlDry® Plus is designed to work in conjunction with previous generation DI® presses. In conjunction with Presstek’s direct-to-press imaging, PearlDry® Plus allows presses to produce a high resolution, 21 micron spot and supports print quality up to 200-line screen. For DI® applications PearlDry® Plus is delivered in polyester-based spools. PearlDry® Plus is rated for 20,000 impressions.

PearlDry®
PearlDry® is used for direct-to-press applications that require an aluminum-backed plate such as the 74Karat press manufactured by Koenig & Bauer, AG of Germany (“KBA”). The plate uses a specially formulated silicone material that is coated over the metalized infrared absorbing layer that is then bonded to an aluminum base.

CTP Products

Compass Series
The Compass Series of platesetters includes the 4-page Compass 4000 Series and the 8-page Compass 8000 Series. These highly productive platesetters range in production speeds from 15 to 38 plates per hour. Presstek Compass platesetters, imaging up to 250 lpi (100 l/cm), are optimized for use with Presstek’s Aurora Pro and Aeon thermal plates. They also image a range of other low energy (830 nm laser) third-party thermal plates. Users can add several options to further increase automation and productivity; including single or multiple cassette autoloaders and in-line standard or custom plate punches.

Dimension Pro Series
Presstek’s Dimension Pro Series of platesetters are entry-level to mid-range CTP solutions that image thermal plates. The Dimension Pro 800 eight-page platesetter images plates up to 45” x 33”, at speeds of up to 15 plates per hour and the Dimension Pro 400 four-page platesetter images plates up to 33” x 39”, at speeds of up to 43 plates per hour.  Presstek’s Aeon, Aurora Pro and Anthem® Pro plates are well suited for the Dimension Pro Series.  Recently we announced autoloader capability for four- and eight-page platesetters which will improve customer capability enabling them to leave the device unattended.

Dimension Excel Series
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

DPM Pro 400
The Presstek DPM Pro 400 is an easy-to-use, fully automated, high resolution polyester plate CTP system that produces up to 78 plates an hour. It is designed for use with small-format presses and supports plate widths up to 16.31" (414mm). The DPM Pro 400 is more economical to use, environmentally-friendly, and compact than comparable choices. It also features an advanced internal plate processor. The DPM Pro 400’s automation, speed, and low cost of operation help make a business more efficient.

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

Aeon
Aeon is a high resolution no preheat thermal CTP plate that offers run lengths to 200,000 without baking; an optional post-bake will enable runs of up to one million. Aeon is a versatile product that operates in 830 nm external drum platesetters. In the pressroom the Aeon plate provides excellent ink/water balance and durability making it the ideal solution for a broad range of printing applications

Workflow Products

Latitude
Presstek Latitude is a scalable, highly automated and advanced prepress workflow solution powered by EskoArtwork Odystar. Based on native PDF 1.7 format, it supports the latest standards in JDF and Certified PDF. It offers a complete range of prepress tools, from preflight, PDF certification and automated document correction all the way to advanced trapping, imposition, proofing and screening. It is designed to automate the daily work in a prepress production environment. In addition to driving output devices, it provides extremely flexible workflow tools that automate many processes and communications.

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

Laser Diode Products

The graphic arts industry continues to demand a high degree of speed, imaging resolution and accuracy without increasing costs. Our high-powered laser diodes are designed to achieve greater imaging power, uniformity and reliability with a low unit cost for the diode array. Writing speed and accuracy are increased, without increasing space and costs, by combining four fiber channels into a single optical module. These diodes also incorporate a number of packaging innovations that reduce the size of the device and facilitate incorporation into the ProFire® Excel imaging module. These products relate to our Lasertel subsidiary which was sold on March 5, 2010.

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

Most of the companies marketing competitive products, or with the potential to do so, are well established, have substantially greater financial, marketing and distribution resources than Presstek and its subsidiaries, and have established records in the development, sale and servicing of products. There can be no assurance that any of our products or any products incorporating our technology will be able to compete successfully in the future.

DI® Presses

Potential competition for DI® presses comes from several areas including manufacturers of high-end electrophotographic technology and manufacturers of conventional offset printing presses.

Manufacturers of high-end electrophotographic technology include, among others, Canon Inc., Hewlett Packard Company, Ricoh Company, Ltd., Kodak, and Xerox Corporation. These electrophotographic imaging systems use either liquid or dry toners to create one to four (or more) color images on paper and typically offer resolutions of between 400 and 1200 dots per inch. These technologies are generally best suited for ultra-short-runs of less than 250 copies or for printing variable data.

Manufacturers of conventional offset printing presses include Heidelberg, KBA, Sakurai USA, Inc., Ryobi Limited (“Ryobi”), Manroland AG, and others. The level of automation on new presses is improving and when combined with an automated CTP system an effective workflow can be established. We believe that conventional offset is best suited for production runs of 20,000 or longer. The quality of print from a conventional offset press will depend on the skill of the operator as well as the process the print establishment uses to deliver the plate to the press.

Screen offers the TruePress 344 press. This press is an A3 four color digital offset press that prints up to 7,000 impressions per hour with a conventional wet offset process.

The Presstek 34DI® also competes against the Ryobi 3404DI for end user sales. Ryobi is an OEM partner of Presstek and the Ryobi 3404DI uses Presstek’s imaging technology, printing plates and press design.

VIM Technologies, Ltd., an Israeli company (“VIM”), has been selling a plate for DI® presses.  During 2009, in an action initiated by the Company against VIM and several of its North American dealers, the United States International Trade Commission ruled that the VIM printing plates infringe Presstek’s valid and enforceable patents and banned the importation of the VIM plates into the United States.   Also during 2009, the Regional Court in Dusseldorf, Germany ruled that the VIM plates infringe Presstek’s valid and enforceable patents, and ordered VIM plate sales in Germany halted.  VIM is currently appealing this German ruling and is also pursuing a separate action in Germany seeking to have the Presstek European patents declared unenforceable.

These competitive plates could have an impact on Presstek’s revenue. They could also lead to downward pricing pressure on our full line of spooled consumable products, which could have a material adverse effect on our business, results of operations and financial condition.

Computer-to-Plate

Most of the major companies in the industry have developed or sourced off-press CTP imaging systems. Potential competitors in this area include, among others, Agfa, Kodak, Screen, Fuji Photo Film Co., Ltd. (“Fuji”), and Heidelberg, combinations of these companies, and other smaller or lesser-known companies. Many of these devices utilize printing plates that require a post-imaging photochemical developing step and/or other post processing steps such as post bake treatment.

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

Supplies

The broad portfolio of equipment, supplies, and service added to our portfolio through the acquisition of assets of the A.B. Dick Company (the “A.B. Dick Acquisition”) has several competitors. In addition to those mentioned above, competitors include for Prepress: ECRM and RIPit; for Press: Ryobi, Hamada, Xerox Corporation, Canon Inc., Ricoh Company, Ltd., and Hewlett Packard Company; for Service: General Binding Corp., Kodak, Service On Demand and some independent providers; for Dealers: Xpedx, Pitman and Fuji Graphic Systems.

Patents, Trademarks and Proprietary Rights

Our general policy has been to seek patent protection for those inventions and improvements likely to be incorporated into our products and services or where proprietary rights will improve our competitive position. As of January 2, 2010, our worldwide patent portfolio included over 400 patents. We believe these patents, which expire from 2010 through 2026, are material in the aggregate to our business. We have applied for and are pursuing applications for 7 additional U.S. patents and 22 foreign patents. We have registered, or applied to register, certain trademarks in the U.S. and other countries, including Presstek, DI®, Dimension, ProFire®, Anthem®, Aeon, and PearlDry®. We anticipate that we will apply for additional patents, trademarks, and copyrights, as deemed appropriate.

We rely on proprietary know-how and employ various methods to protect our source code, concepts, trade secrets, ideas and the documentation of our proprietary software and laser diode technology. Such methods, however, may not afford complete protection and there can be no assurance that others will not independently develop such know-how or obtain access to our know-how, software codes, concepts, trade secrets, ideas, and documentation.

We also protect our intellectual property by instituting legal proceedings against parties suspected of infringing on the Company’s legally protected patent and trademark rights.

Research and Development

Research and development expenses related to our continued development of products incorporating DI® and CTP technologies, were $5.0 million, $5.1 million and $5.0 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. These research and development expenditures are related to the continuing operations of the Presstek segment.  Additionally, the Company capitalizes costs related to the design and development of prototypes by third parties that incorporate Presstek products and technology.  Capitalized development costs were $1.1 million, $0.1 million and $0.2 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

Environmental Protection

The Company is subject to various laws and governmental regulations concerning environmental matters. In the United States, federal laws and state regulatory programs having an impact on the Company include; the Toxic Substances Control Act; the Resource Conservation and Recovery Act; the Clean Air Act;, the Clean Water Act; and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended.

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

Backlog

We sell our products under standard sales orders and dealer contracts. Customer orders are generally filled within a short time period, and therefore our backlog, at any point in time, is minimal.

Employees

At January 2, 2010, we had 539 employees worldwide. Of these, 27 are engaged primarily in engineering, research and development; 131 are engaged in sales and marketing; 220 are engaged in service and customer support; 98 are engaged primarily in manufacturing, manufacturing engineering and quality control; and 63 are engaged primarily in corporate management, administration and finance.

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

Glossary

Set forth below is a glossary of certain terms used in this Annual Report on Form 10-K:

A1	a printing term referring to a standard paper size capable of printing eight 8.5” x 11” pages on a sheet of paper

A2	a printing term referring to a standard paper size capable of printing four 8.5” x 11” pages on a sheet of paper

A3/B3	a printing term referring to a standard paper size capable of printing two 8.5” x 11” pages on a sheet of paper

Ablation	a controlled detachment/vaporization caused by a thermal event, this process is used during the imaging of Presstek’s PEARL and Anthem® Pro consumables

Bindery	operations done after printing an image. Can include punching, folding, perforating, trimming and slitting.

Computer-to-plate (CTP)	a general term referring to the exposure of lithographic plate material from a digital database, off-press

DI®	Presstek’s registered trademark for direct-to-press imaging systems that allow image carriers (film and plates) to be imaged from a digital database, on and off-press

Dots per inch (dpi)	a measurement of the resolving power or the addressability of an imaging device

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

Ryobi 3404DI	an A3 format size four-color sheet-fed press, incorporating Presstek’s dual plate cylinder concept and PearlDry® Plus spooled plates, a joint development effort between Ryobi and Presstek

Semiconductor laser diode	a high-powered, infrared imaging technology employed in the DI® imaging systems

Short-run markets/printing	a graphic arts classification used to denote an emerging growth market for lower print quantities

Thermal	a method of digitally exposing a material via the heat generated from a laser beam

Vacuum deposition process	a technology to accurately, uniformly coat substrates in a controlled environment

Waterless	a lithographic printing method that uses dry offset printing plates and inks and does not require a dampening system

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

A substantial portion of our business depends on our customers’ demand for our products and services, the overall economic health of our current and prospective customers, and general economic conditions. As widely reported, financial markets throughout the world have been experiencing extreme disruption in the past two years, including extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, failure and potential failures of major financial institutions and unprecedented government support of financial institutions and large businesses. These developments and the related general economic downturn have and will adversely impact the Company’s business and financial condition in a number of ways, including impacts beyond those typically associated with other recent downturns in the U.S. and foreign economies. The slowdown has caused reduced capital spending by end users, which has already adversely affected and may continue to adversely affect the Company’s product sales.  Additional cost reduction actions may be necessary which would lead to additional restructuring charges. The tightening of credit in financial markets and the general economic downturn has, and will likely continue to, adversely affect the ability of the Company’s customers, suppliers, outsource manufacturers and channel partners (e.g., dealers and resellers) to obtain financing for significant purchases. The tightening could result in a decrease in or cancellation of orders for the Company’s products and services, could negatively impact the Company’s ability to collect its accounts receivable on a timely basis, could result in additional reserves for uncollectible accounts receivable being required, and in the event of continued contraction in the Company’s sales, could lead to dated inventory and require additional reserves for obsolescence. Significant volatility and fluctuations in the rates of exchange for the U.S. dollar against currencies such as the euro, the British pound and the Japanese yen could negatively impact the Company’s customer pricing, purchase price of sourced product, and adversely affect the Company’s results.

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

Our business strategy includes working with manufacturing and distribution partners to produce our products on an OEM basis and to aid in developing new market channels for our products. We are dependent on many of these partners for future sales of both existing and planned products. This means that the timetable for finalizing development, commercialization and distribution of both existing and planned products is dependent upon the needs and circumstances of our partners. Any delay in meeting production and distribution targets with our partners may harm our relationships with them and may cause them to terminate their relationship with us. Our partners may not develop markets for our products at the pace or in the manner we expect, which may have an adverse effect on our business. They may also terminate their relationships with us for circumstances beyond our control, including factors unique to their businesses or their business decisions, or due to factors associated with the current global economic downturn. In addition, we may mutually agree with one or more of our partners to terminate our relationship with them for a variety of reasons. We cannot be assured that the termination of any of our relationships with our manufacturing and distribution partners will not have an adverse impact on our business in the future.

If we are unable to manage acquisitions successfully it could harm our financial results, business and prospects.

As part of our business strategy, we may expand our business through the acquisition of other businesses. We will need to integrate acquired businesses with our existing operations. We cannot be assured that we will effectively assimilate the business or product offerings of acquired companies into our business or product offerings. Integrating the operations and personnel of acquired companies into our existing operations may result in difficulties and expense, disrupt our business or divert management’s time and attention. If we are unable to successfully integrate future acquisitions, it could adversely impact our competitiveness and profitability. Acquisitions involve numerous other risks, including potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. In connection with acquisitions or joint venture investments outside the U.S., we may be subject to the risk of foreign currency fluctuations

Our business strategy may include the licensing or acquisition of technologies, which entail a number of risks.

As part of our strategy to grow our business, we may license technologies from third parties. We may not be successful in integrating the acquired technology into our existing business to achieve the desired results.

Our lengthy and variable sales cycle makes it difficult for us to predict when or if sales will occur and therefore we may experience an unplanned shortfall in revenues.

Many of our products have a lengthy and unpredictable sales cycle that contributes to the unpredictability of our operating results; this issue has been compounded by the economic downturn. Customers view the purchase of our products as a significant capital outlay and, therefore, a strategic decision. As a result, customers generally evaluate these products and determine their impact on existing infrastructure over a lengthy period of time. The sale of our products may be subject to delays if the customer has lengthy internal budgeting, approval and evaluation processes. The severe economic downturn has significantly impacted this decision-making process of many of our customers and prospective customers, and some businesses are either deferring or canceling significant capital purchasing decisions due to the uncertainty of their own financial futures. If revenues anticipated during a particular period are not realized or are delayed, we may experience a shortfall in anticipated revenues, which could have an adverse effect on our business, results of operations and financial condition.

We face risks associated with our efforts to expand into international markets.

We intend to continue expanding our global sales operations and enter additional international markets in order to increase market awareness and acceptance of our line of products and generate increased revenues, which will require significant management attention and financial resources. International sales are subject to a variety of risks, including difficulties in establishing and managing international distribution channels, in serving and supporting products sold outside the United States and in translating products and related materials into foreign languages. International operations are also subject to difficulties in collecting accounts receivable, staffing and managing personnel and enforcing intellectual property rights. Other factors that can adversely affect international operations include fluctuations in the value of foreign currencies and currency exchange rates, changes in import/export duties and quotas, introduction of tariff or non-tariff barriers and economic or political changes in international markets.

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

The Company has sustained significant losses in prior periods. The ability of the Company to generate profits in fiscal year 2010 and beyond is dependent upon its ability to generate revenues and effectively manage costs. We may need to generate significant increases in revenues to generate profits, and we may not be able to do so. If our revenues grow more slowly than we anticipate or decrease, or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be adversely affected. Even if we maintain profitability in the future on a quarterly or annual basis, we may not be able to sustain or increase such profitability year to year.

We have intangible assets, and if we are required to write-down any of these assets, it would reduce our net income, which in turn could have a material adverse effect on our results of operations.

We have intangible assets. Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with FASB Accounting Standards Codification Topic 360, (originally issued as SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”)). Recoverability of intangible assets with estimated lives and other long-lived assets is measured by comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Reductions in our net income caused by the write-down of any of these intangible assets could materially and adversely affect our results of operations.

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

 The general economic and capital market conditions in the United States and other parts of the world have deteriorated significantly over the past two years, and have adversely affected access to capital and increased the cost of capital. If these conditions continue or become worse, our future cost of debt and equity capital and access to capital markets could be adversely affected. In this regard, the Company has recently established a new three year credit line.   However, if the need arises for additional financing, any inability to obtain adequate financing from debt and/or equity sources could force us to self-fund capital expenditures and strategic initiatives, forgo some opportunities, or possibly discontinue certain operations.

Our activities are restricted by the terms of our credit agreement.

Under the terms of the Company’s credit agreement, we are restricted in our ability to enter into certain transactions, and to make certain investments and capital expenditures above established levels.  These restrictions, among others in the credit agreement, may restrict our ability to meet our growth and financial performance targets.  Certain financial performance metrics required in the credit agreement may not be attainable, which may result in a default under the credit agreement.  Such a default could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on third party suppliers for critical components and certain products. Our inability to maintain an adequate supply for these critical components and important products could adversely affect us.

We are dependent on third-party suppliers for critical components and certain important products. Our demand for these components may strain the ability of our third party suppliers to deliver such components and products in a timely manner. For example, we have a requirement for advanced technology laser diodes for use in products incorporating our direct-to-press technology. If we are unable for any reason to secure an uninterrupted source of critical components at prices acceptable to us, our operations could be materially adversely affected.  Although an important element of our recent sale of the Lasertel business to SELEX was a laser diode supply agreement with the Company, there can be no assurance that the supplier will become a dependable provider of laser diodes and satisfy the Company’s supply requirements. Examples of important products provided by third party suppliers would be Aeon, certain platesetters, and various consumables products such as film and printer supplies. There can be no assurance that we will be able to obtain alternative suppliers should our current supply channel prove inadequate.

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

In addition, many of our manufacturing processes are sophisticated and demand specific environmental conditions. Although we take precautions to avoid interruptions in manufacturing and to ensure that the products that are manufactured meet our exacting performance standards, our yields may be affected by difficulties in our manufacturing processes. If such an effect occurs, it could increase manufacturing costs, detrimentally impacting margins, or cause a delay in the finishing and shipping of products.

New products may not be commercially successful and may not gain market acceptance.

As part of the Company’s strategy, we have introduced several new products during the past two years. Achieving and maintaining market acceptance for any product requires substantial marketing and distribution efforts and expenditure of significant sums of money and allocation of significant resources. We may not have sufficient resources to achieve and maintain market acceptance of new products. Additionally, there can be no assurance that our existing product offerings will achieve and maintain market acceptance or that any of our other current products or any future products that we may develop or any future products produced by others that incorporate our technologies will achieve market acceptance or become commercially successful. If these product offerings do not achieve anticipated market acceptance, we may not achieve anticipated revenue and profitability.

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

Management’s Report on Internal Control over Financial Reporting included in this Annual Report on Form 10-K, concludes that as of January 2, 2010 our internal control over financial reporting was effective.  Although we exercise significant efforts to maintain effective controls, our continued assessment, or the subsequent assessment by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting and our disclosure controls or procedures, some of which may require disclosure in future reports.

Although we have remediated the material weakness reported in our 2008 Annual Report on Form 10-K, if we discover other deficiencies it may adversely impact our ability to report accurately and in a timely manner our financial condition and results of operations in the future, which may cause investors to lose confidence in our financial reporting. Moreover, effective internal and disclosure controls are necessary to produce accurate, reliable financial reports and to detect and prevent fraud.

Our success is partially dependent on our ability to maintain and protect our proprietary rights.

Our future success will depend, in part, upon our intellectual property, including patents, trademarks, trade secrets, proprietary know-how, source codes and continuing technological innovation. We have been issued a number of U.S. and foreign patents and we intend to register for additional patents where we deem appropriate. We also hold several registered trademarks and we may register additional trademarks where we deem appropriate. There can be no assurance, however, as to the issuance of any additional patents or trademarks or the breadth or degree of protection that our patents, trademarks or other intellectual property may afford us. The steps we have taken to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. Further, the laws of certain territories in which our products are or may be developed, manufactured or sold, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

The following table summarizes our significant occupied properties:

Location(1)	Functions	Square footage (approximate)	Ownership status/ lease expiration

Hudson, NH	Manufacturing, research and development, marketing, demonstration activities, administrative and customer support	165,000	Owned

South Hadley, MA (two buildings)	Manufacturing, research and development, administrative support	100,000	Owned

Tucson, AZ(2)	Manufacturing, research and development, administrative support	40,000	Lease expires in July 2018

Greenwich, CT	Corporate headquarters, executive offices	11,500	Lease expires in May 2013

Des Plaines, IL	Distribution center	127,000	Lease expires in February 2013

Heathrow, United Kingdom	European headquarters, sales, service	20,000	Lease expires in November 2020, with an option to cancel in November 2010

Rungis, France	Presstek France SAS headquarters	600	Lease expires in May 2010 with automatic renewal, terminated with 3 months notice

(1) Our Presstek segment utilizes the facilities in New Hampshire, Massachusetts, Connecticut, Illinois, France and the United Kingdom.

(2) Our discontinued Lasertel segment utilized the facilities in Arizona.  This lease was transferred to Lasertel in connection with the March 5, 2010 sale of Lasertel.

In addition to the properties referenced above, we also lease a number of small sales and marketing offices in the United States and internationally. We believe that our existing facilities are adequate for our needs for at least the next twelve months.

All of the properties we own are pledged as security for our credit facility; please refer to Note 8 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

We believe that our existing facilities are well maintained, in good operating condition and are adequate for our current and expected future operations.

Item 3. Legal Proceedings.

On September 10, 2008, a purported shareholder derivative claim against certain current and former directors and officers of the Company was filed in the United States District Court for the District of New Hampshire. The complaint alleges breaches of fiduciary duty by the defendants and seeks unspecified damages. On September 25, 2008, the parties reached agreement on a settlement of the claim in the amount of $150,000, subject to receipt of Court approval.  On January 21, 2010 final judgment was entered by the Court approving the settlement and dismissing the case.

In February 2008 we filed a complaint with the ITC against VIM and its manufacturing partner Hanita Coatings for infringement of Presstek’s patent and trademark rights. Presstek also sued four U.S. based distributors of VIM products: Spicers Paper, Inc., Guaranteed Service & Supplies, Inc., Ohio Graphco Inc., and Recognition Systems Inc., as well as one Canadian based distributor, AteCe Canada. The Company has settled with Ohio Graphco Inc., which has agreed to cease the importation, use and sale of VIM plates and also agreed to cooperate with the ITC in its investigation of VIM’s alleged patent infringement. Presstek sought, among other things, an order from the ITC forbidding the importation and sale of the VIM printing plates in the United States; such an order would be enforced at all U.S. borders by the U.S. Customs Service. On November 30, 2009 the ITC determined that VIM infringed Presstek’s valid and enforceable patents and ordered that the importation of the infringing VIM products into the United States be banned.  The ITC order took effect on January 30, 2010 following a required 60-day Presidential review period.  In April 2008 we filed a Complaint against VIM in the Regional Court in Dusseldorf, Germany  German court for patent infringement. In April 2009, the Regional Court found Presstek's European patents to be infringed by VIM's illegal plates. The Court ordered VIM and a German distributor named as a defendant in the action to cease all sales of infringing VIM printing plates. The German court ruled that VIM is liable to Presstek for damages, including damages relating to all VIM plate sales in Germany dating back to 2003. VIM has appealed this decision.  In addition, VIM initiated a separate German court proceeding seeking to have the Company’s European patents declared invalid, and the Company is contesting this action.

On March 14, 2007, the U.S. Securities and Exchange Commission (“SEC”) initiated an informal investigation into the Company and its present and former officers, directors, employees, partners, subsidiaries, and/or affiliates for possible violations of federal securities laws including Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, Section 17(a) of the Securities Act of 1933 (the “Securities Act”), Section 13(a) of the Exchange Act, and Regulation FD, in connection with the Company’s announcement of preliminary financial results for the third quarter of 2006.  A formal order of investigation was subsequently issued on January 10, 2008.  The Company is cooperating fully with the SEC in its investigation. On March 9, 2010 the Company settled this matter.  While the Company did not admit or deny any wrongdoing, it agreed to pay a civil penalty of $400,000 and further agreed not to violate certain federal securities laws in the future. This settlement is subject to court approval.

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

	High	Low
Fiscal year ended January 2, 2010
First quarter	$3.56	$1.38
Second quarter	$2.39	$1.10
Third quarter	$2.42	$1.17
Fourth quarter	$2.61	$1.64

Fiscal year ended January 3, 2009	High	Low
First quarter	$5.12	$4.28
Second quarter	$6.57	$4.00
Third quarter	$6.28	$4.48
Fourth quarter	$5.64	$1.18

On March 18, 2010, there were 2,142 holders of record of our common stock. The closing price of our common stock was $4.08 per share on March 18, 2010.

Dividend Policy

To date, we have not paid any cash dividends on our common stock. Under the terms of our credit agreement, we are prohibited from declaring or distributing dividends to shareholders. The payment of cash dividends in the future is within the discretion of our Board of Directors, and will depend upon our earnings, capital requirements, financial condition and other relevant factors, including the current prohibition on such dividends described above. The Board of Directors does not intend to declare any cash dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during fiscal 2009.

Item 6. Selected Financial Data.

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Part II Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and notes thereto included in Part II Item 8 of this Annual Report on Form 10-K. On December 28, 2006, the Audit Committee of the Company’s Board of Directors ratified a plan submitted by management to terminate production in South Hadley, Massachusetts of Precision-branded analog plates used in newspaper applications. The results of operations for all periods presented include the analog newspaper business as discontinued operations.  On September 24, 2008, the Company’s Board of Directors approved a plan to market the Lasertel subsidiary for sale. On March 5, 2010, Presstek sold Lasertel to SELEX Galileo Inc. The results of operations for the years ended December 29, 2007 and January 3, 2009 have been restated to reflect the Lasertel segment as discontinued operations. The historical results provided below are not necessarily indicative of future results.

(in thousands, except per-share data)
	Fiscal year ended
	January 2,	January 3,	December 29,	December 30,	December 31,
	2010	2009	2007	2006	2005

Revenue	$134,458	$193,252	$246,573	$258,936	$255,344
Cost of revenue	92,266	124,511	177,346	181,799	172,208

Gross profit	42,192	68,741	69,227	77,137	83,136

Operating expenses
Research and development	4,975	5,144	4,969	5,320	6,452
Sales, marketing and customer support	24,967	29,937	39,194	39,451	39,808
General and administrative	21,912	25,496	33,172	18,879	20,135
Amortization of intangible assets	926	1,084	2,168	2,697	2,388
Restructuring and special charges (credits)	1,684	2,108	2,714	5,481	874
Goodwill impairment	19,114	-	-	-	-
Total operating expenses	73,578	63,769	82,217	71,828	69,657

Operating income (loss)	(31,386)	4,972	(12,990)	5,309	13,479

Other income (expense), net	(1,389)	938	(1,254)	(984)	(1,345)

Income (loss) from continuing operations
before income taxes	(32,775)	5,910	(14,244)	4,325	12,134
Provision (benefit) for income taxes	16,334	2,780	(3,889)	(9,891)	2,727

Income (loss) from continuing operations	(49,109)	3,130	(10,355)	14,216	9,407
Loss from discontinued operations, net of income tax	(740)	(2,606)	(1,849)	(4,472)	(3,321)

Net income (loss)	$(49,849)	$524	$(12,204)	$9,744	$6,086

Earnings (loss) per share - basic
Income (loss) from continuing operations	$(1.34)	$0.09	$(0.29)	$0.40	$0.27
Income (loss) from discontinued operations	(0.02)	(0.08)	(0.05)	(0.13)	(0.10)
	$(1.36)	$0.01	$(0.34)	$0.27	$0.17

Earnings (loss) per share - diluted
Income (loss) from continuing operations	$(1.34)	$0.09	$(0.29)	$0.40	$0.26
Income (loss) from discontinued operations	(0.02)	(0.08)	(0.05)	(0.13)	(0.09)
	$(1.36)	$0.01	$(0.34)	$0.27	$0.17

Weighted average shares outstanding
Basic	36,744	36,596	36,199	35,565	35,153
Diluted	36,744	36,605	36,199	35,856	35,572

	As of
	January 2,	January 3,	December 29,	December 30,	December 31,
	2010	2009	2007	2006	2005

Working capital (this excludes discontinued operations)	$19,324	$34,670	$35,337	$43,151	$37,558
Total assets	$104,535	$157,513	$192,827	$198,014	$181,487
Total debt and capital lease obligations	$17,910	$16,489	$35,535	$37,572	$35,643
Stockholders' equity	$56,848	$102,531	$106,892	$111,237	$98,633

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

Overview of the Company

The Company is a provider of high-technology, digital-based printing solutions to the commercial print segment of the graphics communications industry. The Company designs, manufactures and distributes proprietary and non-proprietary solutions aimed at serving the needs of a wide range of print service providers worldwide. Our proprietary digital imaging and advanced technology consumables offer superior business solutions for commercial printing focusing on the growing need for short-run, high quality color applications. We have helped to lead the industry’s transformation from analog print production methods to digital imaging technology. We are a leader in the development of advanced printing systems using digital imaging equipment, workflow and consumables-based solutions that economically benefit the user through streamlined operations and chemistry-free, environmentally responsible solutions. We are also a leading sales and service channel across a broadly served market in the small to mid-sized commercial, quick and in-plant printing segments.

Presstek’s business model is a capital equipment and consumables model. In this model, approximately two-thirds of our revenue is recurring revenue. Our model is designed so that each placement of either a DI® press or a CTP system generally results in recurring aftermarket revenue for consumables and service. We also provide consumables for use on equipment purchased by end users from other manufacturers and suppliers.

Through our various operations, we:

·
provide advanced digital print solutions through the development, manufacture, and sourcing of digital laser imaging equipment and advanced technology chemistry-free and chemistry based printing plates, which we call consumables, for commercial and in-plant print providers targeting the growing market for high quality, fast turnaround short-run color printing;

·
are a leading sales and services company delivering Presstek digital solutions and solutions from other manufacturing partners through our direct sales and service force and through distribution partners worldwide;

·
through our Lasertel subsidiary, we manufacture semiconductor solid state laser diodes for Presstek imaging applications and for use in external applications (as previously discussed the Company sold Lasertel to SELEX on March 5, 2010); and

·	manufacture and distribute printing plates for conventional print applications.

We have developed the enabling technology for DI® digital offset presses. DI® presses are Presstek’s proprietary system by which digital images are transferred directly onto printing plates that are already mounted on press. Our advanced DI® presses are a waterless, easy to use, high quality printing press that is fully automated and provides our users with competitive advantages over alternative print technologies. We believe that our DI® digital offset presses, in combination with our proprietary printing plates and streamlined workflow, produces a superior offset printing solution. By combining advanced digital technology with the reliability and economic advantages of offset printing, we believe our customers are better able to grow their businesses, generate higher profits and better serve the needs of their customers.

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

We currently have two reporting segments: (i) Presstek and (ii) Lasertel. On September 24, 2008, the Board of Directors approved a plan to market the Lasertel subsidiary for sale; as such the Company has presented the results of operations of this subsidiary within discontinued operations. On March 5, 2010, the Lasertel subsidiary was sold to SELEX as previously discussed. Commencing with the second quarter of the Fiscal 2010, the Company’s reports filed with the SEC will reflect that the Company conducts business in one industry segment as a result of its sale of Lasertel on March 5, 2010.  A description of the types of products and services provided by each business segment follows.

·
Presstek is primarily engaged in the development, manufacture, sourcing, sale and servicing of our business solutions using patented digital imaging systems and patented printing plate technologies. We also provide traditional analog systems and related equipment and supplies for the graphic arts and printing industries.

·	Lasertel manufactures and develops high-powered laser diodes and related laser products.

We generate revenue through three main sources: (i) the sale of our equipment and related workflow software, including DI® presses and CTP devices; (ii) the sale of our proprietary and non-proprietary consumables and supplies; and (iii) the servicing of offset printing systems and analog and CTP systems and related equipment.

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

Another method of growing the market for consumables is to develop and distribute consumables that can be imaged by non-Presstek devices. In addition to expanding the base of our DI® and CTP units, an element of our focus is to reach beyond our proprietary systems and penetrate the installed base of CTP devices in all market segments with our thermal plate offerings. The first step in executing this strategy was the launch of our Aurora Pro chemistry-free printing plate designed to be used with CTP units manufactured by other thermal CTP device manufacturers. In December, 2009 we introduced Aeon, a no preheat thermal CTP plate that offers run lengths to 200,000 without baking. We continue to work with other CTP manufacturers to qualify our consumables on their systems. We believe this shift in strategy fundamentally enhances our ability to expand and control our business.

Since 2007, management has been taking steps to improve the Company’s cost structure and strengthen its balance sheet in order to enable Presstek to improve profitability and strengthen its overall financial position. Our reduced cost levels and balance sheet improvements to date are, in large part, the result of our cost reduction initiatives as described in more detail below, as well as a continuing focused effort to review and manage working capital.

2009 Highlights

In fiscal 2009, deteriorating worldwide economic conditions caused significant volatility in many markets which adversely impacted our business. Overall commercial print industry volume was reduced as companies cut back on general advertising and promotional materials, and uncertainty regarding the economy and tightening credit markets  led to delays in capital purchase decisions. As a result of this volatility, as well as continuing erosion due to technological changes impacting our traditional product business, revenues in fiscal 2009 of $134.5 million were down $58.8 million, or 30.4%, compared to the prior year.

Management Objectives

Our vision is to provide high quality, fully integrated digital solutions and services that enable us to form an all-encompassing relationship with our customers. Our business strategy is to offer innovative digital imaging and plate technologies that address the opportunities of today and tomorrow in the graphic arts and commercial printing markets across the globe.

This strategy includes several imperatives: (1) focus on the growth of our consumables product line; (2) emphasize attractive market segments such as larger print providers; (3) focus on growing existing segments such as print shops with less than 20 employees, (4) enable customers to better compete by offering a more diverse range of products; (5) continue to expand solutions that meet the growth in demand for short-run, fast turnaround high-quality color printing; and (6) provide environmentally responsible solutions through our application of technology.

Cost Reduction Initiatives

During August 2009 the Company initiated cost reductions to generate approximately $10 million of annualized savings.  Presstek incurred one-time costs of approximately $1.7 million related to these actions.  As part of these initiatives, the Company reduced its global workforce across all levels of the organization by approximately 85 positions, or fourteen percent.  Additional cost actions resulted in the elimination of the 401(k) company matching contribution and furloughs in certain of the Company’s operating areas.  These programs have been essentially completed as of the end of fiscal 2009.

In the fourth quarter of fiscal 2007, we announced our Business Improvement Plan (BIP). The plan involved virtually every aspect of the business and included pricing actions, improved manufacturing efficiencies, increased utilization of field service resources, right-sizing of operating expenses, and cash flow improvements driven by working capital reductions and the sale of selected real estate assets.

The Company has made significant improvements to its cost structure as a result of these cost reduction initiatives.  Since the second quarter of 2007, headcount has been reduced by 27%; leased facilities have been consolidated; operating expenses, excluding special charges, have been reduced from $21.5 million in the second quarter of fiscal 2007 to $11.5 million in the fourth quarter of fiscal 2009, a decline of 47%; working capital has decreased from $39.8 million at June 30, 2007 to $19.3 million at January 2, 2010; total debt decreased 55% to 17.9 million; and the Company completed the sale of its real estate located in Tucson, AZ for $8.75 million in fiscal 2008 and the sale of its Lasertel subsidiary for $8.0 million in cash, certain net working capital adjustments and, in addition, Presstek was able to retain approximately $2.0 million of laser diode inventory.

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

General

We operate and report on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the consolidated financial statements include the financial reports for the 52-week fiscal year ended January 2, 2010, which we refer to as “fiscal 2009”, the 53-week fiscal year ended January 3, 2009, which we refer to as “fiscal 2008” and the 52-week fiscal year ended December 29, 2007, which we refer to as “fiscal 2007”.

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

Result of Operation

Results of operations in dollars and as a percentage of revenue were as follows (in thousands of dollars):

	Fiscal year ended
	January 2, 2010		January 3, 2009		December 29, 2007
		% of revenue		% of revenue		% of revenue
Revenue
Equipment	$19,646	14.6	$52,716	27.2	$87,674	35.6
Consumables	85,741	63.8	106,027	54.9	119,931	48.6
Service and parts	29,071	21.6	34,509	17.9	38,968	15.8
Total revenue	134,458	100.0	193,252	100.0	246,573	100.0

Cost of revenue
Equipment	23,916	17.8	45,818	23.7	80,137	32.5
Consumables	46,765	34.8	53,270	27.5	65,587	26.6
Service and parts	21,585	16.0	25,423	13.2	31,622	12.8
Total cost of revenue	92,266	68.6	124,511	64.4	177,346	71.9

Gross profit	42,192	31.4	68,741	35.6	69,227	28.1

Operating expenses
Research and development	4,975	3.7	5,144	2.6	4,969	2.0
Sales, marketing and customer support	24,967	18.6	29,937	15.5	39,194	15.9
General and administrative	21,912	16.3	25,496	13.2	33,172	13.4
Amortization of intangible assets	926	0.7	1,084	0.6	2,168	0.9
Restructuring and other charges	1,684	1.3	2,108	1.1	2,714	1.1
Goodwill impairment	19,114	14.2	-	-	-	-
Total operating expenses	73,578	54.8	63,769	33.0	82,217	33.3

Operating income (loss)	(31,386)	(23.4)	4,972	2.6	(12,990)	(5.3)
Interest and other income (expense), net	(1,389)	(1.0)	938	0.5	(1,254)	(0.5)
Income (loss) from continuing operations before income taxes	(32,775)	(24.4)	5,910	3.1	(14,244)	(5.8)
Provision (benefit) for income taxes	16,334	12.1	2,780	1.4	(3,889)	(1.6)

Income (loss) from continuing operations	(49,109)	(36.5)	3,130	1.6	(10,355)	(4.2)
Loss from discontinued operations, net of income taxes	(740)	(0.6)	(2,606)	(1.3)	(1,849)	(0.7)

Net income (loss)	$(49,849)	(37.1)	$524	0.3	$(12,204)	(4.9)

Fiscal 2009 Compared to Fiscal 2008

Revenue

Consolidated revenues were $134.5 million in 2009, compared to $193.3 million in the prior year.  The decline in revenues was driven primarily by the impact of the deterioration in the global economy, the continuing decline in our traditional lines of business, and an unfavorable change in foreign currency exchange rates.  Overall, sales of Presstek’s “growth” portfolio of products, defined as 34DI and 52DI digital offset solutions and the Presstek family of chemistry-free CTP solutions, decreased $40.0 million, or 40% in 2009 compared to the prior year.

Equipment revenues were $19.6 million in 2009 compared to $52.7 million in the prior year.  Equipment sales were significantly impacted by the deterioration of the economy and were consistent with declines in global capital equipment markets.  Potential customers delayed purchasing decisions and lenders delayed financing commitments in anticipation of a continuing sluggish economy.  Gross revenue of growth portfolio DI presses and peripherals declined from $42.0 million in 2008 to $15.7 million in the current year.  Gross revenue of our remaining growth portfolio of equipment, Dimension Excel, Dimension Pro, Compass, and Vector platesetters, declined from $9.2 in 2008 to $4.3 million in the current year.  Equipment sales of our “traditional” line of products, defined as QMDI presses, polyester CTP platesetters, and conventional equipment, were also lower in 2009 compared to 2008 due to the sluggish economy as well as the ongoing transition of our customer base from analog to digital technologies.  Gross revenues from our traditional line of equipment products declined from $6.0 million in 2008 to $2.8 million in the current year.  As a percentage of total equipment revenue, net sales of growth portfolio products increased to 89.8% of revenue in fiscal 2009 from 88.9% of revenue in fiscal 2008.

Consumables product revenues declined from $106.0 million in 2008 to $85.7 million in the current year due primarily to lower sales of our “traditional” portfolio of consumables as well as the negative impact of the deterioration in the economy.  Sales of Presstek’s traditional plate products, consisting of QMDI, other DI, and polyester plates, declined from $41.6 million in 2008 to $32.1 million in the current year, while sales of other traditional consumables products declined from $27.5 million to $22.6 million in the year.   Sales of Presstek’s “growth” portfolio of consumables, defined as 52DI, 34DI, and chemistry-free CTP plates, declined from $37.0 million in 2008 to $31.0 million in the current year, reflecting underutilized capacity in the printing markets resulting from the slow economy as well as customer inventory reductions.  Overall sales of Presstek’s growth portfolio of DI plates declined from $18.9 million in 2008 to $16.7 million in 2009. Sales of chemistry-free CTP plates declined by 20% in 2009 from $18.1 million in 2008.

Service and parts revenues were $29.1 million in 2009 reflecting a decrease of $5.4 million, or 16%, from the prior year.  The decrease is due primarily to lower parts revenues resulting from the transition of our customer base from analog to digital solutions as well as lower equipment usage and installations due to the sluggish economy.

Cost of Revenue

Consolidated cost of product, consisting of costs of material, labor and overhead, shipping and handling costs and warranty expenses, was $70.6 million in 2009 compared to $99.1 million in the prior year.  The overall decrease in product cost was due primarily to lower revenues, offset partially by the negative impacts of foreign exchange, reduced productivity in equipment and digital plate manufacturing caused by lower production levels and a 2009 inventory adjustment.   Cost of product in 2009 includes a charge of $2.7 million related to lower production volume levels in our equipment manufacturing plant and the impact of a change in certain product strategies.

Consolidated cost of service and parts declined from $25.4 million in 2008 to $21.6 million in 2009.  These amounts represent the cost of spare parts, labor and overhead associated with the ongoing service of products.  The reduction in overall cost is due primarily to lower field service expenses resulting from cost reduction initiatives, as well as lower revenues.

Gross Profit

Gross profit as a percentage of product revenues was 32.9% in 2009 compared to 37.6% in 2008.  Gross profit has been negatively impacted in 2009 by unfavorable changes in foreign currency exchange rates and the negative impact of reduced manufacturing productivity due to the volume reductions from the deterioration of the global economy.

Gross profit as a percentage of service revenues was 25.7% in 2009 compared to 26.3% in 2008.

Research and Development

Research and development expenses primarily consist of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment and consumables development efforts.  Research and development expenses were $5.0 million in fiscal 2009 compared to $5.1 million in the prior year.

Sales, Marketing and Customer Support

Sales, marketing and customer support expenses primarily consist of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs associated with sales, marketing and customer support activities.

Sales, marketing and customer support expenses decreased from $29.9 in fiscal 2008 to $25.0 million in 2009.  Favorable expense levels were due primarily to lower payroll and consulting related costs resulting from cost reduction actions as well as reduced commission expense due to lower sales.  In addition, 2008 expense includes the impact of the DRUPA trade show which only occurs once every four years.

General and Administrative

General and administrative expenses are primarily comprised of payroll and related expenses, including stock compensation, for personnel and contracted professional services necessary to conduct our general management, finance, information systems, human resources, legal and administrative activities.

General and administrative expenses were $21.9 million in 2009 compared to $25.5 million in the prior year.  Favorable expense levels in 2009 were due in large part to lower payroll related costs and lower legal and other professional services fees, offset somewhat by higher bad debt expenses resulting from the impact of the sluggish economy.

Amortization of Intangible Assets

Amortization expense was $0.9 million in fiscal 2009 compared to $1.1 million in 2008.  These expenses relate to intangible assets recorded in connection with the Company’s 2004 A.B. Dick acquisition, patents and other purchased intangible assets.

Restructuring and Other Charges

Consolidated restructuring and other charges of $1.7 million in fiscal 2009 decreased from $2.1 million in fiscal 2008.  Expenses incurred during 2009 relate to certain cost reduction efforts in the Company’s United States and United Kingdom operations.  The majority of these expenses are expected to be fully paid by next year.  In 2008 the Company recognized $2.1 million of restructuring and other related costs associated with our Business Improvement Plan as well as charges related to the impairment of long-lived assets located at our South Hadley, Massachusetts facility.

Goodwill

Based on events including the decline in the Company’s stock price during the second quarter of 2009 and the unstable economic and credit conditions impacting the Company’s business, the Company identified a triggering event that caused management to test goodwill for impairment as of July 4, 2009. After completing step one of the impairment test, the Company determined that the estimated fair value of its reporting unit was less than the carrying value of the reporting unit, requiring the completion of the second step of the impairment test. To measure the amount of impairment, Topic 350 prescribes that the Company determine the implied fair value of goodwill in the same manner as if the Company had acquired the reporting unit. Specifically, the Company must allocate the fair value of the reporting unit to all of the assets of that unit, including unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two. Upon completion of step two of the analysis, the Company wrote off the entire goodwill balance, resulting in an impairment loss of $19.1 million in the quarter ended July 4, 2009. The Company had no goodwill balance remaining as of January 2, 2010.

The goodwill impairment charge is non-cash in nature and does not affect the company’s liquidity, cash flows from operating activities or debt covenants and will not have a material impact on future operations.

Interest and Other Income (Expense), Net

Consolidated interest and other income (expense), net, was an expense of $1.4 million in 2009 compared to income of $0.9 million in 2008. The increase in expense is comprised primarily of an unfavorable swing in foreign currency impacts of $2.3 million, $0.4 million related to the estimated SEC penalty (See Note 12) and $0.3 million related to forbearance fees (See Note 8), offset partially by $1.2 million of proceeds from favorable resolution of an insurance contract lawsuit settlement.

Provision (Benefit) for Income Taxes

Our effective tax rate was (49.8) % in fiscal 2009 and 47.0% in fiscal 2008.  The variance from the federal statutory rate for fiscal 2009 was primarily due to an increase in the valuation allowance provided against our net deferred tax assets in the United States.  Based on our evaluation, pursuant to FASB Accounting Standards Codification Topic 740 (originally issued as Financial Accounting Standards No. 109, “Accounting for Income Taxes”), the Company recorded a valuation allowance of $16.8 million against fiscal 2008 net U.S. deferred tax assets. The Company recorded a fiscal 2009 valuation allowance of $11.3 million against net U.S. deferred tax assets, mainly attributable to current year net operating losses, for which no fiscal 2009 tax benefit was recorded. However, if future events differ from expectations, an increase or decrease of the valuation allowance may be required. A change in the valuation occurs if there is a change in management’s assessment of the amount of net tax deferred assets that is expected to be realized in the future.

Fiscal 2008 Compared to Fiscal 2007

Revenue

Consolidated revenues were $193.3 million in fiscal 2008, a decrease of $53.3 million, or 21.6%, from $246.6 million in fiscal 2007, due in large part to deterioration in the global economy, as well as the continuing decline in our traditional lines of business. Specifically, sales of Presstek’s “growth” portfolio of products, defined as 34DI® and 52DI® digital offset solutions and the Presstek family of chemistry free CTP solutions, decreased $24.3 million, or 20.3%, from $119.8 million in fiscal 2007 to $95.5 million in fiscal 2008. The global economic issues have heavily impacted the sale of capital equipment, particularly to smaller size printers. It has also resulted in lower volumes of printed materials, and thus impacted consumable and service revenues. Sales of Presstek branded DI® plates increased by $0.9 million, or 5%, during 2008, as the number of DI® installations continues to grow.

Equipment revenues were $52.7 million in fiscal 2008 compared to $87.7 million in fiscal 2007, a decrease of $35.0 million, or 39.9%, resulting primarily from the impact of the global economic downturn. In addition, European sales were negatively impacted in the first quarter of fiscal 2008 due to a disruption in operations related to the

Company’s business reviews conducted in the fourth quarter of fiscal 2007. Revenues from the sale of DI® equipment in fiscal 2008 of $42.0 million reflect a decrease of $22.0 million, or 34.4%, compared to 2007. Unit sales of DI® presses declined from 177 in fiscal 2007 to 126 in fiscal 2008. Sales of our remaining growth portfolio of equipment, Presstek’s CTP platesetters and Vector machines, declined from $13.1 million in fiscal 2007 to $9.2 million in fiscal 2008. Equipment sales of our “traditional” line of products, defined as QMDI® presses, polyester CTP platesetters, and conventional equipment, were all lower in fiscal 2008 compared to 2007 due primarily to the ongoing transition of our customer base to more modern digital technologies. As a percentage of total equipment revenue, net sales of growth portfolio products increased from 82.5% of revenue in fiscal 2007 to 88.9% of revenue in fiscal 2008.

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

Cost of service in fiscal 2007, was $31.6 million, including a $1.1 million write down of field service parts inventory, compared to $25.4 million in fiscal 2008. These amounts represent the costs of spare parts, labor and overhead associated with the ongoing service of products. Service costs in fiscal 2008 were favorably impacted by the improved utilization of the field service organization in North America, as well as improved controls over the field service parts inventory. These actions were the result of our BIP which included a realignment of our service organization in reaction to a declining analog revenue base.

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

Restructuring and Other Charges

Consolidated restructuring and other charges of $2.1 million in fiscal 2008 decreased from $2.7 million in fiscal 2007. Expenses incurred in fiscal 2008 include restructuring costs related to the implementation of our BIP, severance and separation expenses of employment contracts of former executives and other employees, and costs related to the transfer of certain corporate functions from the Hudson, New Hampshire facility to the Greenwich, Connecticut facility. Expenses incurred in fiscal 2007 include restructuring costs related to the implementation of our BIP, and cost of severance and separation expenses for employment contracts of former executives.

Interest and Other Income (Expense), Net

Consolidated net interest and other income in fiscal 2008 was $0.9 million compared to expense of $1.3 million in the comparable prior year period. The year-over-year improvement was due primarily to a $1.2 million reduction in interest expense resulting from lower debt levels, and increased foreign currency transaction gains of $0.9 million.

Provision (Benefit) for Income Taxes

Our effective tax rate was 47.0% in fiscal 2008 and 27.3% in fiscal 2007.  The variance from the federal statutory rate for fiscal 2007 was primarily to state income tax benefits and for fiscal 2008 was primarily due to the reversal of valuation allowance provided against our net deferred tax assets in the U.S.

Discontinued Operations

The Company accounts for its discontinued operations under the provisions of FASB Accounting Standards Codification Topic 360, (originally issued as SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”)). Accordingly, results of operations and the related charges for discontinued operations have been classified as “Loss from discontinued operations, net of income taxes” in the accompanying Consolidated Statements of Operations. Assets and liabilities of discontinued operations have been reclassified and reflected on the accompanying Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations”. For comparative purposes, all prior periods presented have been reclassified on a consistent basis.

Lasertel

On September 24, 2008, the Board of Directors approved a plan to sell the Lasertel subsidiary as the Lasertel business is not a core focus for the Presstek graphics business.  On March 5, 2010, Presstek sold Lasertel to SELEX as previously discussed. As a subsidiary of SELEX, and in accordance with a supply agreement established between Lasertel and Presstek on March 5, 2010, Lasertel will manufacture and supply semiconductor laser diodes to Presstek for an initial period of three years. The Company has presented the results of operations of this subsidiary within discontinued operations, classified the assets as “Assets of discontinued operations” and liabilities as “Liabilities of discontinued operations”.

Lasertel incurred a loss of $0.7 million during fiscal 2009, as compared to a loss of $2.7 million during 2008. The 2009 loss includes a non-cash impairment charge of $1.4 million, and $0.9 million of legal fees related to the negotiation and signing of a definitive agreement to sell the business. The major increase in revenue from fiscal 2008 to fiscal 2009 is increased sales to certain key customers in Europe and a rebound in sales to the Chinese market.

Results of operations of the discontinued business of Lasertel consist of the following (in thousands, except per-share data):
	January 2, 2010	January 3, 2009	December 29, 2007
Revenue	$13,488	$8,686	$8,270
Profit (loss) before other charges	1,621	(4,336)	(2,924)
Impairment charge	(1,428)	-	-
Transaction costs related to sale	(933)	-	-
Loss before income taxes	(740)	(4,336)	(2,924)
Provision (benefit) for income taxes	--	(1,637)	(1,129)
Net loss from discontinued operations	$(740)	$(2,699)	$(1,795)
Loss per diluted share	$(0.02)	$(0.08)	$(0.05)

Assets and liabilities of the discontinued business of Lasertel consist of the following (in thousands):

	January 2, 2010	January 3, 2009

Cash and cash equivalents	$585	$369
Receivables, net	2,938	2,187
Inventories	3,774	4,478
Other current assets	212	134
Property, plant & equipment, net	4,377	5,263
Intangible assets, net	696	899
Other noncurrent assets	42	--
Total assets	$12,624	$13,330

Accounts payable	$729	$884
Accrued expenses	459	448
Deferred gain	4,015	4,370
Total Liabilities	$5,203	$5,702

Loss from discontinued operations (net of income taxes) as shown on the Consolidated Statements of Operations for fiscal 2008 and fiscal 2007 include a profit of $93 thousand and a loss of $54 thousand related to the discontinued analog newspaper business of Precision Lithograining Corp.

Liquidity and Capital Resources

We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings. At January 2, 2010, we had $5.8 million of cash and cash equivalents and $19.3 million of working capital, compared to $4.7 million of cash and cash equivalents and $34.7 million of working capital at January 3, 2009.

Continuing Operations

Our operating activities provided $0.2 million of cash generation in fiscal 2009. Cash generated during the year from lower inventory of $6.6 million and a decrease in accounts receivable of $4.6 million was essentially offset by a net loss from continuing operations of $3.4 million after adjustments for non-cash write off of goodwill, valuation allowance of the deferred income taxes, depreciation, amortization, provisions for warranty costs and accounts receivable allowances, stock compensation expense, and loss on disposal of assets. Cash flows were further negatively impacted by a decrease of $0.8 million in deferred revenue, a decrease of $2.1 million in accounts payable, and a decrease of $4.7 million in accrued expenses. The changes in accrued expenses and accounts payable were due mainly to the timing of transactions and related payments.  The decreases in inventory and accounts receivable levels were due primarily to declining sales and a continuing focused effort to manage working capital.

We used $1.8 million of net cash for investing activities during fiscal 2009 primarily comprised of additions to property, plant and equipment and capitalized technology development expenditures. Our additions to property, plant and equipment relate primarily to production equipment and investments in our infrastructure.

Our financing activities provided $1.7 million of cash, comprised primarily of $5.5 million of net borrowings offset by $4.1 million of cash repayments on our term loan. The term loan was fully repaid as of January 2, 2010.

Discontinued Operations

Operating activities of discontinued operations used $1.7 million in cash in fiscal 2009. Cash used in operating activities came from a net loss, after adjustments for an asset impairment charge of $1.4 million and other non-cash addbacks in addition to working capital usages which were mainly inventory related.

Investing activities of discontinued operations is made up of $0.3 million of cash used for additions of fixed assets.

Sale-Leaseback

On July 14, 2008, the Company completed a sale-leaseback transaction of its property located in Tucson, Arizona (the “Property”). The Company sold the Property to an independent third party for approximately $8.75 million, or $8.4 million net of expenses incurred in connection with the sale, resulting in a gain of approximately $4.6 million. Concurrent with the sale, the Company entered in to an agreement to lease a portion of the property back from the purchaser for a term of 10 years. The lease, which management deemed to be an operating lease, has approximately $5.1 million in future minimum lease payments. The gain associated with the transaction was deferred at the inception of the arrangement and is being amortized ratably over the lease term.

Subsequent to, and independent of, the sale and leaseback of the Property, the Board of Directors of the Company approved an action for the sale of the Lasertel business as addressed in Note 3.  As such, the operations of Lasertel have been presented as discontinued operations.  Included within the liabilities of discontinued operations is the aforementioned deferred gain associated with the Arizona property in which Lasertel conducts its operations. The related amortization of the gain is included in “Income (loss) from discontinued operations, net of tax”.

As part of the sale of Lasertel to SELEX on March 5, 2010, the buyer assumed all of the Company’s obligations under the lease.

Liquidity

The primary sources of the Company’s liquidity are (i) cash generated by the Company’s operations and (ii) a $25 million Revolving Credit and Security Agreement with a term that expires on March 5, 2013 (the “Revolver”).  The Company entered into the Revolver on March 5, 2010 and repaid the line of credit which was in existence at January 2, 2010. The Company utilizes its sources of liquidity to fund current operations and make capital and other investments in support of the business.

While the Company has historically generated positive cash from operations, as a result of the downturn in the world economy primarily during 2008 and 2009, the Company has experienced difficulty during the second and third fiscal quarters of 2009 in generating positive cash flows and was reliant upon its ability to access its then current credit facility to cover the negative gap in its cash needs.  The Company was not in compliance with certain financial covenants of its then existing line of credit agreement and on October 1, 2009 entered into a Forbearance Agreement with its lenders. See Note 8 for further discussion. This trend reversed itself in the fourth fiscal quarter of 2009 when the Company generated positive adjusted EBITDA of $1.1 million and reduced its debt net of cash by $ 4.2 million primarily as a result of positive cash flow from operations. In addition to the BIP implemented in 2007 and 2008, management implemented additional cost reduction initiatives in 2009 that have significantly reduced the Company’s operating costs.  These actions are intended to facilitate further profitability and the generation of positive cash flows on a recurring quarterly basis once the global economy reflects significant signs of improvement and the Company’s revenues increase. Because much of the Company’s revenue generation is dependent upon decisions by its customers to make significant capital equipment purchases which have been stifled by current economic conditions, the Company is unable to predict when or if the Company’s revenues will grow substantially in order to support the generation of positive cash flows from operations and increased liquidity on a regular recurring basis.

Under the terms of the Revolver, the Company is able to borrow, repay and re-borrow an amount, not to exceed $25 million, that is based upon a percentage of the Company’s eligible trade accounts receivables and inventory (inventory has a sub-limit of $10 million), as defined in the Revolver (the “Formula Amount”).  Based upon the Formula Amount, less a required availability reduction of $3.5 million, the Company’s available credit as of March 8, 2010, was $12.4 million.  As of January 2, 2010, the Company’s outstanding indebtedness under its then current credit facility was $17.9 million and its available cash on hand as of January 2, 2010 was $5.8 million, resulting in a debt net of cash balance of $12.1million.  On March 5, 2010, the Company sold its Lasertel subsidiary for $8.0 million in cash, certain net working capital adjustments and, in addition, Presstek was able to retain approximately $2.0 million of laser diode inventory, and used the net cash proceeds of this transaction to reduce outstanding indebtedness.  Accordingly, the Company believes that the Company’s available credit under the Revolver provides sufficient liquidity to support the Company’s current needs through at least the next 12 months.  However, if the Company is unable to generate positive cash flow from operations, and if it becomes reliant upon available credit capacity under the Revolver to fill a negative cash flow gap, then the amount of available credit under the Revolver may be insufficient to support the Company’s liquidity needs.  Additionally, under the terms of the Revolver, beginning with the fourth fiscal quarter of 2010 the Company is required to meet a minimum fixed charge coverage ratio requirement of not less than 1.0 to 1.0.  The Company’s inability to satisfy this requirement may result in a default under the Revolver and the elimination of available liquidity.

During the past two years, the Company has generated liquidity through the sale of a non-strategic asset and business.  In 2008 the Company sold its property located in Tucson, Arizona that was used by the Company’s former Lasertel subsidiary, for $8.75 million.  The Company used the net proceeds of this sale to reduce debt.  On March 5, 2010, the Company sold Lasertel for $8.0 million in cash, certain net working capital adjustments and, in addition, Presstek was able to retain approximately $2.0 million of laser diode inventory,  and it used the net cash proceeds to reduce debt.  The Company has other assets that it could seek to monetize in order to generate liquidity, most notably its office and manufacturing facility in Hudson, New Hampshire that the Company has recently as of the second quarter of fiscal 2009 marketed for a potential sale-leaseback transaction.

The weighted average interest rate on the Company’s short-term borrowings was 7.25% at January 2, 2010.

We believe that existing funds, cash flows from operations, and cash available from the Revolver and other sources as discussed above will be sufficient to satisfy cash requirements through at least the next 12 months. There can be no assurance, however, that the Company will be able to generate positive cash flows, achieve financial performance sufficient to maintain compliance with the terms of the Revolver or be able to generate liquidity through the sale of additional assets.

Contractual Obligations

Our contractual obligations at January 2, 2010 consisted of the following (in thousands):

		Payments due by period
	Total	Less than one year	One to three years	Three to five years	Five or more years

Senior secured credit facilities	$17,911	$17,911	$--	$--	$--
Purchase commitments	2,106	2,106	--	--	--
Royalty obligation	4,724	696	1,392	1,014	1,622
Operating leases	10,086	2,323	3,951	1,549	2,263
Total contractual obligations	$34,827	$23,036	$5,343	$2,563	$3,885

In fiscal 2000, we entered into an agreement with Fuji, whereby minimum royalty payments to Fuji are required based on specified sales volumes of our A3 format size four-color sheet-fed DI presses. The agreement provides for total royalty payments to be no less than $6 million and not greater than $14 million over the life of the agreement. As of January 2, 2010, the Company had paid Fuji $9.3 million related to this agreement.

From time to time we have engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party. In certain situations, we may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, we may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, we would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). The maximum contingent obligation under these shortfall payment arrangements is estimated to be $1.2 million at January 2, 2010 of which $0.5 million relating to full recourse arrangements is reflected in deferred revenue on the Company’s balance sheet at January 2, 2010.

Our discontinued Lasertel segment utilized facilities in Arizona.  This operating lease, included above, was transferred to Lasertel in connection with the March 5, 2010 sale of the Lasertel Subsidiary.

Effect of Inflation

Inflation has not had a material impact on our financial conditions or results of operations.

Net Operating Loss Carryforwards

At January 2, 2010, we had net operating loss carryforwards for tax purposes totaling $90.9 million, of which $61.5 million resulted from stock option compensation deductions for U.S. federal tax purposes and $29.4 million resulted from operating losses. To the extent that net operating losses resulting from stock option compensation deductions result in reduction of current taxes payable, the benefit will be credited directly to additional paid-in capital. The Company’s ability to utilize its net operating loss and credit carryforwards may be limited in the future if the Company experiences an ownership change, as defined by the Internal Revenue Code. An ownership change involves an increase of more than 50 percentage points in stock ownership by one or more 5% shareholders over a three year period.

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

Revenue Recognition

The Company recognizes revenue principally from the sale of products (equipment, consumables, laser diodes) and services (equipment maintenance contracts, installation, training, support, and spare parts). Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable and collection is reasonably assured. In accordance with Staff Accounting Bulletin (“SAB”) No. 104 Revenue Recognition (“SAB 104”) and FASB Accounting Standards Codification Topic 605-25 Multiple-Element Arrangements (originally issued as Emerging Issues Task Force (“EITF”) Issue 00-21 Revenue Arrangements with Multiple Deliverables ), when a sales arrangement contains multiple elements, such as equipment and services, revenue is allocated to each element using the residual method.

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

Multiple element arrangements

In accordance with SAB 104 and Topic 605-25, when a sales arrangement contains multiple elements, such as equipment, consumables or services, revenue is allocated to each element using the residual method.

Rights of return

A general right of return or cancellation does not exist once product is delivered to the customer; however, the Company may elect, in certain circumstances, to accept returns of product. Product revenues are recorded net of estimated returns, which are adjusted periodically, based upon historical rates of return.

Shipping and handling

The Company accounts for shipping and handling fees passed on to customers as revenue. Shipping and handling costs are reported as components of cost of revenue.

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

The Company’s impairment review is based on a combination of the income approach, which estimates the fair value of the Company’s reporting units based on a discounted cash flow approach, and the market approach which estimates the fair value of the Company’s reporting unit based on comparable market multiples. The average fair value is then reconciled to the Company’s market capitalization with an appropriate control premium. The discount rate utilized in the discounted cash flows analysis in the quarter ended July 4, 2009 (the last time this analysis was performed) was approximately 16%, reflecting market based estimates of capital costs and discount rates adjusted for a market participant’s view with respect to execution, concentration, and other risks associated with the projected cash flows of the individual reporting units. The peer companies used in the market approach are primarily the major competitors. The Company’s valuation methodology requires management to make judgments and assumptions based on historical experience and projections of future operating performance.  The Company’s policy is to perform its annual goodwill impairment test on the first business day of the third quarter of each fiscal year.

Based on events including  the decline in the Company’s stock price during the second quarter of 2009 and the unstable economic and credit conditions impacting the Company’s business, the Company identified a triggering event that caused management to test goodwill for impairment as of July 4, 2009. After completing step one of the impairment test, the Company determined that the estimated fair value of its reporting unit was less than the carrying value of the reporting unit, requiring the completion of the second step of the impairment test. To measure the amount of impairment, Topic 350 prescribes that the Company determine the implied fair value of goodwill in the same manner as if the Company had acquired the reporting unit. Specifically, the Company must allocate the fair value of the reporting unit to all of the assets of that unit, including unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two. Upon completion of step two of the analysis, the Company wrote off the entire goodwill balance, resulting in an impairment loss of $19.1 million in the quarter ended July 4, 2009. The Company had no goodwill balance remaining as of January 2, 2010.

The goodwill impairment charge is non-cash in nature and does not affect the company’s liquidity, cash flows from operating activities or debt covenants and will not have a material impact on future operations. Based on our market capitalization relative to the Company’s net assets any possible changes in the assumptions in the goodwill impairment test would not change our conclusion.

Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with FASB Accounting Standards Codification Topic 360, Property Plant and Equipment (originally issued as SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”)). Recoverability of intangible assets with estimated lives and other long-lived assets is measured by comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset. The Company determines the discount rate for this analysis based on the expected internal rate of return of the related business and does not allocate interest charges to the asset or asset group being measured. Considerable judgment is required to estimate discounted future operating cash flows.

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

Stock-Based Compensation

The Company adopted the fair value recognition provisions of FASB Accounting Standards Codification Topic 718, Stock Compensation, (originally adopted by the Company in January 1, 2006, as SFAS 123R Share-Based Payment, as amended (SFAS 123R)), using the modified prospective method., We recognize the fair value of stock compensation in our consolidated financial statements over the requisite service period, generally on a straight-line basis for time-vested awards. Under the fair value recognition provisions of Topic 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. Further, we have elected under Topic 718 to recognize the fair value of awards with pro-rata vesting on a straight-line basis. Previously, we had followed Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which resulted in the accounting for employee share options at their intrinsic value in the consolidated financial statements.

Under Topic 718, our stock-based compensation is affected by our stock price as well as valuation assumptions, including the volatility of our stock price, expected term of the option, risk-free interest rate and expected dividends. We utilize the Black-Scholes valuation model for estimating the fair value on the date of grant of employee stock options. We estimate volatility primarily using the historical volatility of Presstek common stock over the expected term. Any changes in these assumptions may materially affect the estimated fair value of the stock-based award.

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

We have accumulated U.S. federal and state income tax NOL carryforwards, research and experimentation tax credit carryforwards and alternative minimum tax credit carryforwards. In the second quarter of fiscal 2009, we established a valuation allowance on a deferred tax asset on our balance sheet primarily representing NOLs from our U.S. operations.

We continually assess our ability to utilize our NOL and tax credit carryforwards in future periods and record any resulting adjustments that may require the establishment or reduction of a valuation allowance against net deferred tax assets. The future impact on net income may therefore be positive or negative, depending on the net result of such adjustments. In fiscal 2009, the Company established a full valuation allowance against its U.S. and state net deferred tax assets.

Based upon a review of historical operating performance through 2009, and our expectation that we will generate profits in our international operations in the foreseeable future, we continue to believe it is more likely than not that the international deferred tax assets, net of valuation allowance, will be fully realized.

Recently Issued Accounting Standards

FASB Accounting Standards Codification Topic 820 (originally issued as Financial Accounting Standards No. 157, “Fair Value Measurements”, (“SFAS 157”) for non-financial assets) was amended in August 2009.
 Please see Note 2.

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

FASB Accounting Standards Codification Topic 855 (originally issued as SFAS No. 165, “Subsequent Events”) was issued in May 2009 and amended by ASU 2010-09 in February 2010.  This statement establishes principles and disclosure requirements for events or transactions occurring after the balance sheet date but before financial statements are issued or available to be issued. This statement requires that an SEC filer evaluate subsequent events through the date the financial statements are issued. Some nonrecognized subsequent events may be such that they must be disclosed to keep the financial statements from being misleading.  For such events an entity should disclose the nature of the event and an estimate of its financial effect, or a statement that an estimate cannot be made.  The Company adopted these provisions for the interim period ending July 4, 2009. The adoption of these provisions did not have a material impact on the Company’s disclosure practices.

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

In January 2010, the FASB issued ASU 2010-06 Fair Value Measurement and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements.  This guidance modifies Fair Value Measurements and Disclosures (Subtopic 820-10) by requiring additional disclosures.  This guidance establishes (a) a new disclosure requirement for transfers in and out of Level 1 and Level 2, (b) a requirement to separately disclose amounts of significant transfers in and out of Level 1 and 2 fair value measurements, (c) a requirement for a reconciliation of activity, (d) clarification on level of disaggregation. An entity needs to disclose fair value measurement between asset and liability classes, and (e) disclosure related to input and valuation techniques for Level 2 and Level 3 fair value measurements. ASU 2010-06 is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  We have not yet completed our evaluation of the impact of this Standard on our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of January 2, 2010, we were not involved in any unconsolidated SPE transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of market risks, including changes in interest rates primarily as a result of our borrowing activities, commodity price risk, and to a lesser extent, our investing activities and foreign currency fluctuations.

Our borrowings are in variable rate instruments, with interest rates tied to either the Prime Rate or the LIBOR. A 100 basis point change in these rates would have an impact of approximately $0.2 million on our annual interest expense, assuming consistent levels of floating rate debt with those held at the end of fiscal 2009.

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

The Company operates foreign subsidiaries in Canada, Europe and Asia and is exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. Presstek routinely evaluates whether the foreign exchange risk associated with its foreign currency exposures acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency. The Company has not hedged the net assets or net income of its foreign subsidiaries. In addition, certain key customers and strategic partners are not located in the United States. As a result, these parties may be subject to fluctuations in foreign exchange rates. If their home country currency were to decrease in value relative to the U.S. dollar, their ability to purchase and market our products could be adversely affected and our products may become less competitive to them. This may have an adverse impact on our business. Likewise, certain major suppliers are not located in the United States and thus, such suppliers are subject to foreign exchange rate risks in transactions with us. Decreases in the value of their home country currency, versus that of the U.S. dollar, could cause fluctuations in supply pricing which could have an adverse effect on our business.

PART II

Item 8. Financial Statements and Supplementary Data.

Page

Report of Independent Registered Public Accounting Firm	51
Consolidated Balance Sheets as of January 2, 2010 and January 3, 2009	52
Consolidated Statements of Operations for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007	53
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007	54
Consolidated Statements of Cash Flows for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007	55
Notes to Consolidated Financial Statements	56

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Presstek, Inc.:

We have audited the accompanying consolidated balance sheets as of January 2, 2010 and January 3, 2009 of Presstek, Inc. and subsidiaries (the Company) and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended January 2, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 2, 2010 and January 3, 2009, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 2, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 24, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
March 24, 2010

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 2,	January 3,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$5,843	$4,738
Accounts receivable, net	22,605	30,759
Inventories	30,378	37,122
Assets of discontinued operations	12,624	13,330
Deferred income taxes	243	7,066
Other current assets	2,598	4,095
Total current assets	74,291	97,110

Property, plant and equipment, net	24,307	26,015
Goodwill	-	19,114
Intangible assets, net	4,316	4,174
Deferred income taxes	1,140	10,494
Other noncurrent assets	481	606

Total assets	$104,535	$157,513

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligation	$-	$4,074
Line of credit	17,910	12,415
Accounts payable	9,887	12,060
Accrued expenses	8,049	13,261
Deferred revenue	6,497	7,300
Liabilities of discontinued operations	5,203	5,702
Total current liabilities	47,546	54,812

Other long-term liabilities	141	170

Total liabilities	47,687	54,982

Commitments and contingencies (See Note 19)

Stockholders' equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized, 36,854,802 and
36,637,181 shares issued and outstanding at January 2, 2010 and
January 3, 2009, respectively	368	366
Additional paid-in capital	120,005	117,985
Accumulated other comprehensive income (loss)	(3,810)	(5,954)
Accumulated deficit	(59,715)	(9,866)
Total stockholders' equity	56,848	102,531

Total liabilities and stockholders' equity	$104,535	$157,513

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)

	Fiscal year ended
	January 2,	January 3,	December 29,
	2010	2009	2007

Revenue
Equipment	$19,646	$52,716	$87,674
Consumables	85,741	106,027	119,931
Service and parts	29,071	34,509	38,968
Total revenue	134,458	193,252	246,573

Cost of revenue
Equipment	23,916	45,818	80,137
Consumables	46,765	53,270	65,587
Service and parts	21,585	25,423	31,622
Total cost of revenue	92,266	124,511	177,346

Gross profit	42,192	68,741	69,227

Operating expenses
Research and development	4,975	5,144	4,969
Sales, marketing and customer support	24,967	29,937	39,194
General and administrative	21,912	25,496	33,172
Amortization of intangible assets	926	1,084	2,168
Restructuring and other charges	1,684	2,108	2,714
Goodwill impairment	19,114	-	-
Total operating expenses	73,578	63,769	82,217

Operating income (loss)	(31,386)	4,972	(12,990)
Interest and other income (expense), net	(1,389)	938	(1,254)

Income (loss) from continuing operations before income taxes	(32,775)	5,910	(14,244)
Provision (benefit) for income taxes	16,334	2,780	(3,889)

Income (loss) from continuing operations	(49,109)	3,130	(10,355)
Loss from discontinued operations, net of income taxes	(740)	(2,606)	(1,849)

Net income (loss)	$(49,849)	$524	$(12,204)

Earnings (loss) per common share - basic
Income (loss) from continuing operations	$(1.34)	$0.09	$(0.29)
Loss from discontinued operations	(0.02)	(0.08)	(0.05)
	$(1.36)	$0.01	$(0.34)

Earnings (loss) per common share - diluted
Income (loss) from continuing operations	$(1.34)	$0.09	$(0.29)
Loss from discontinued operations	(0.02)	(0.08)	(0.05)
	$(1.36)	$0.01	$(0.34)

Weighted average shares outstanding
Weighted average shares outstanding - basic	36,744	36,596	36,199
Dilutive effect of stock options	-	9	-
Weighed average shares outstanding - diluted	36,744	36,605	36,199

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

				Accumulated	Retained
			Additional	other	earnings
	Common stock		paid-in	comprehensive	(accumulated
	Shares	Par value	capital	income (loss)	deficit)	Total

Balance at December 30, 2006	35,662	$357	$108,769	$297	$1,814	$111,237

Issuance of common stock	903	9	3,126	-	-	3,135
Foreign currency translation adjustments	-	-	-	735	-	735
Share based compensation	-	-	3,989	-	-	3,989
Net income (loss)	-	-	-	-	(12,204)	(12,204)

Balance at December 29, 2007	36,565	366	115,884	1,032	(10,390)	106,892

Issuance of common stock	72	-	298	-	-	298
Foreign currency translation adjustments	-	-	-	(6,986)	-	(6,986)
Share based compensation	-	-	1,803	-	-	1,803
Net income (loss)	-	-	-	-	524	524

Balance at January 3, 2009	36,637	366	117,985	(5,954)	(9,866)	102,531

Issuance of common stock	218	2	318	-	-	320
Foreign currency translation adjustments	-	-	-	2,144	-	2,144
Share based compensation	-	-	1,702	-	-	1,702
Net income (loss)	-	-	-	-	(49,849)	(49,849)

Balance at January 2, 2010	36,855	$368	$120,005	$(3,810)	$(59,715)	$56,848

Comprehensive income (loss) is calculated as follows:
		Fiscal year ended
		January 2,	January 3,	December 29,
		2010	2009	2007

Net income (loss)		$(49,849)	$524	$(12,204)
Adjustments to accumulated other comprehensive income		2,144	(6,986)	735
Comprehensive income (loss)		$(47,705)	$(6,462)	$(11,469)

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal year ended
	January 2,	January 3,	December 29,
	2010	2009	2007
Operating activities
Net income (loss)	$(49,849)	$524	$(12,204)
Add loss from discontinued operations	740	2,606	1,849
Income (loss) from continuing operations	(49,109)	3,130	(10,355)

Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
Depreciation	3,807	4,519	5,564
Amortization of intangible assets	926	1,084	2,168
Restructuring and other charges	1,684	1,686	2,714
Impairment	19,114	422	-
Provision for warranty costs	(384)	40	3,517
Provision for accounts receivable allowances	2,685	1,915	1,671
Stock compensation expense	1,702	1,803	3,989
Loss on disposal of assets	80	127	572
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	4,564	8,556	6,841
Inventories	6,621	7,049	(2,082)
Other current assets	(55)	546	(2,137)
Deferred income taxes	16,177	1,081	(6,187)
Other noncurrent assets	(3)	(219)	98
Accounts payable	(2,083)	(5,336)	(8,736)
Accrued expenses	(4,749)	(11,460)	7,364
Deferred revenue	(758)	219	(816)
Net cash provided by operating activities from continuing operations	219	15,162	4,185

Investing activities
Purchase of property, plant and equipment	(724)	(1,777)	(2,514)
Business acquisitions, net of cash acquired	-	-	(119)
Investment in patents and other intangible assets	(1,068)	(146)	(204)
Net cash used in investing activities from continuing operations	(1,792)	(1,923)	(2,837)

Financing activities
Net proceeds from issuance of common stock	320	298	3,135
Repayments of term loan and capital lease	(4,074)	(11,461)	(7,037)
Net borrowings (repayments) under line of credit agreement	5,495	(7,585)	5,000
Net cash provided by (used in) financing activities from continuing operations	1,741	(18,748)	1,098

Cash provided by (used in) discontinued operations
Operating activities	(1,731)	(3,514)	273
Investing activities	(339)	7,240	(532)
Financing activities	-	-	-
Net cash provided by (used in) discontinued operations	(2,070)	3,726	(259)

Effect of exchange rate changes on cash and cash equivalents	3,007	(6,037)	824

Net increase (decrease) in cash and cash equivalents	1,105	(7,820)	3,011
Cash and cash equivalents, beginning of year	4,738	12,558	9,547
Cash and cash equivalents, end of year	$5,843	$4,738	$12,558

Supplemental disclosure of cash flow information
Cash paid for interest	$1,094	$1,605	$3,106
Cash paid for income taxes	$49	$727	$236

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

Presstek, Inc. and its subsidiaries (collectively, the “Company”) is a market-focused company primarily engaged in the design, manufacture, sales and service of high-technology digital imaging solutions to the graphic arts industry worldwide. The Company is helping to lead the industry’s transformation from analog print production methods to digital imaging technology. The Company is a leader in the development of advanced printing systems using digital imaging equipment and consumables-based solutions that economically benefit the user through a streamlined workflow and both chemistry based and chemistry-free, environmentally responsible operations. The Company is also a leading sales and service channel in the small to mid-sized commercial, quick and in-plant printing markets, and moving into the large-sized printing markets through an expansion of its product portfolio.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The Company has made certain organizational realignments in order to more closely align its financial reporting with its current business structure. The Lasertel segment has been presented as discontinued operations since the third quarter of fiscal 2008 as the operations were being held for sale.  On March 5, 2010, Presstek sold the Lasertel subsidiary to SELEX Galileo Inc. (SELEX), see Note 21.

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

The Company operates and reports on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements presented herein include the financial results for the 53-week fiscal year ended January 2, 2010 (“fiscal 2009”), the 52-week fiscal year ended January 3, 2009 (“fiscal 2008”) and the 52-week fiscal year ended December 29, 2007 (“fiscal 2007”).

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

Revenue Recognition

The Company recognizes revenue principally from the sale of products (equipment, consumables, laser diodes) and services (equipment maintenance contracts, installation, training, support, and spare parts). Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable and collection is reasonably assured. In accordance with Staff Accounting Bulletin (“SAB”) No. 104 Revenue Recognition (“SAB 104”) and FASB Accounting Standards Codification Topic 605-25 Multiple-Element Arrangements (originally issued as Emerging Issues Task Force (“EITF”) Issue 00-21 Revenue Arrangements with Multiple Deliverables ), when a sales arrangement contains multiple elements, such as equipment and services, revenue is allocated to each element using the residual method.

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

Multiple element arrangements

In accordance with SAB 104 and Topic 605-25, when a sales arrangement contains multiple elements, such as equipment, consumables or services, revenue is allocated to each element using the residual method.

Rights of return

A general right of return or cancellation does not exist once product is delivered to the customer; however, the Company may elect, in certain circumstances, to accept returns of product. Product revenues are recorded net of estimated returns, which are adjusted periodically, based upon historical rates of return.

Shipping and handling

The Company accounts for shipping and handling fees passed on to customers as revenue. Shipping and handling costs are reported as components of cost of revenue.

Fair Value of Financial Instruments

The Company adopted Accounting FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (originally issued as SFAS No. 157, Fair Value Measurements), for financial assets and financial liabilities in the first quarter of fiscal 2008. In accordance with Topic 820, the Company deferred application  until January 4, 2009, in relation to nonrecurring nonfinancial assets and nonfinancial liabilities including goodwill impairment testing, asset retirement obligations, long-lived asset impairments and exit and disposal activities.

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

Inventories

Inventories include material, direct labor and related manufacturing overhead, and are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value. The Company assesses the recoverability of inventory to determine whether adjustments for impairment are required. Inventory that is in excess of future requirements is written down to its estimated net realizable value based upon forecasted demand for its products. If actual demand is less favorable than what has been forecasted by management, additional inventory impairments may be required.

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

From time to time, the Company enters into agreements with third parties under which the party will design and prototype a product incorporating Presstek’s existing products and technology and provide Presstek with the rights of distribution and relevant intellectual property.. The capitalized costs associated with rights or intellectual property under these agreements will be amortized over the estimated sales life-cycle and future cash flows of the product. The Company does not amortize capitalized costs related to either patents or purchased intellectual property until the respective asset has been placed into service. Capitalized development costs were $1.1 million, $0.1 million and $0.2 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

At January 2, 2010 and January 3, 2009, the Company had recorded $0.3 million and $0.4 million, of costs related to patents and intellectual property not yet in service.

The Company amortizes license agreements and loan origination fees over the term of the respective agreement.

The amortizable lives of the Company’s other intangible assets are as follows:

Trade names	2 – 3	years
Customer relationships	2 – 10	years
Software licenses	3	years
Non-compete covenants	5	years

Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and identifiable intangible assets acquired. In accordance with FASB Accounting Standards Codification Topic 350 (Topic 350) Intangibles-Goodwill and Other (originally issued as “SFAS 142, Goodwill and Other Intangible Assets”), goodwill is not amortized, but rather, is tested at least annually for impairment at the reporting unit level. The Company has no goodwill recorded as of January 2, 2010 and had an existing balance in goodwill aggregating $19.1 million at January 3, 2009 related to the A.B. Dick Acquisition and Precision acquisition.

Impairment of Goodwill and Long-Lived Assets

In accordance with the provisions of Topic 350, goodwill is tested at least annually, on the first business day of the third quarter, for impairment, or more frequently, if indicators of potential impairment arise. The Company’s impairment review is based on a fair value test. The Company uses its judgment in conducting ongoing assessments of whether goodwill may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts may signal that an asset has been impaired. Should the fair value of goodwill, as determined by the Company at any measurement date, fall below its carrying value, a charge for impairment of goodwill will be recorded in the period.

In order to complete the two-step goodwill impairment tests as required by Topic 350, the Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. In accordance with the provisions of Topic 350, the Company designates reporting units for purposes of assessing goodwill impairment.

Based on events including  the decline in the Company’s stock price during the second quarter of 2009 and the unstable economic and credit conditions impacting the Company’s business, the Company identified a triggering event that  caused management to test goodwill for impairment as of July 4, 2009. The result of the two-step goodwill impairment test was a $19.1 million impairment charge recognized in the second quarter of 2009 that eliminated all recorded goodwill from the Company’s financial statements. See Note 7 for further discussion.

Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with FASB Accounting Standards Codification Topic 360, Property Plant and Equipment (originally issued as SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets). Recoverability of intangible assets with estimated lives and other long-lived assets is measured by comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset. The Company determines the discount rate for this analysis based on the expected internal rate of return of the related business and does not allocate interest charges to the asset or asset group being measured. Considerable judgment is required to estimate discounted future operating cash flows.

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

Advertising Costs

Advertising costs are expensed as incurred and are reported as a component of Sales, marketing and customer support expenses in the Company’s Consolidated Statements of Operations. Advertising expenses were $0.6 million in fiscal 2009, $0.8 million in fiscal 2008 and $1.5 million in fiscal 2007.

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

The Company has accumulated U.S. federal and state income tax NOL carryforwards, research and experimentation tax credit carryforwards and alternative minimum tax credit carryforwards. In the second quarter of fiscal 2009, the Company established a valuation allowance on a deferred tax asset on the balance sheet primarily representing NOLs from U.S. operations.

The Company continually assesses the ability to utilize NOL and tax credit carryforwards in future periods and record any resulting adjustments. The future impact on net income may be positive or negative, depending on the net result of such adjustments and charges.

Based upon a review of historical operating performance through 2009 and expected profits in the international operations in the foreseeable future, the Company continues to believe it is more likely than not that the international deferred tax assets, net of valuation allowance, will be fully realized.

Stock-Based Compensation

The Company adopted the fair value recognition provisions of FASB Accounting Standards Codification Topic 718, Stock Compensation, (originally adopted by the Company in January 1, 2006, as SFAS 123R Share-Based Payment, as amended ) using the modified prospective method, which requires measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest.  See Note 15 for further discussion.
Comprehensive Income (Loss)

Comprehensive income is comprised of net income (loss), plus all changes in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including any foreign currency translation adjustments, unrealized gains and losses on marketable securities, or changes in derivative values. These changes in equity are recorded as adjustments to accumulated other comprehensive income (loss) in the Company’s Consolidated Financial Statements. The components of accumulated other comprehensive income (loss) are unrealized gains or losses on foreign currency translation.

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

Derivatives

The Company entered into interest rate swap agreements with its lenders in October 2003, which were intended to protect the Company’s long-term debt against fluctuations in LIBOR rates. Under the interest rate swaps LIBOR was set at a minimum of 1.15% and a maximum of 4.25%. Because the interest rate swap agreement did not qualify as a hedge for accounting purposes, the Company recorded an expense of $7,550 in fiscal 2008 and income of $22,500 in fiscal 2007, to mark these interest rate swap agreements to market. The adjustment to fair value of the interest rate swap agreement was recorded in Interest and other income (expense). The swap agreements expired in October 2008.

Earnings (Loss) per Share

Earnings per share is computed under the provisions of FASB Accounting Standards Codification Topic 260, Earnings per share, (originally issued as SFAS No. 128, Earnings per Share). Accordingly, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For periods in which there is net income, diluted earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period unless the effect is antidilutive. Potential dilutive common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants.

Approximately 4,300,000, 4,170,000 and 1,922,000 options to purchase common stock were excluded from the calculation of diluted earnings per share for fiscal 2009, fiscal 2008 and fiscal 2007, respectively, as their effect would be antidilutive.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to current presentation.

Recently Issued Accounting Standards

FASB Accounting Standards Codification Topic 820 (originally issued as SFAS No. 157, “Fair Value Measurements”) was adopted by the Company in two steps.  The Company adopted this requirement for financial assets and financial liabilities in the first quarter of fiscal 2008.  The Company adopted this requirement in relation for to nonrecurring non-financial assets and non-financial liabilities in the first quarter of fiscal 2009.  The framework requires the valuation of fair value measurements through the following hierarchy:

Level 1- Quoted prices in active markets for identical assets or liabilities
Level 2- Significant inputs that are observable, either directly or indirectly
Level 3- Significant unobservable inputs

The adoption of these provisions did not have a material impact on the Company’s financial results.

FASB Accounting Standards Codification Topic 105 (originally issued as SFAS No. 168, “The FASB Accounting Standards Codifications and the Hierarchy of Generally Accepted Accounting Principles- A replacement of FASB Statement No. 162”) was issued in June 2009.  The Codification has become the single source of authoritative generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities and will supersede all existing FASB, AICPA, EITF pronouncements and related literature. The Codification does not replace or affect guidance issued by the SEC or its staff for public entities in their filings with the SEC.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on the Company’s financial results.

FASB Accounting Standards Codification Topic 855 (originally issued as SFAS No. 165, “Subsequent Events”) was issued in May 2009 and amended by Accounting Standards Update (“ASU”) 2010-09 in February 2010.  This statement establishes principles and disclosure requirements for events or transactions occurring after the balance sheet date but before financial statements are issued or available to be issued. This statement requires that an SEC filer evaluate subsequent events through the date the financial statements are issued. Some nonrecognized subsequent events may be such that they must be disclosed to keep the financial statements from being misleading.  For such events an entity should disclose the nature of the event and an estimate of its financial effect, or a statement that an estimate cannot be made.  The Company adopted these provisions for the interim period ending July 4, 2009. The adoption of these provisions did not have a material impact on the Company’s disclosure practices.

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

This statement is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company will apply the provisions of Topic 805 to any future acquisitions made by the Company.

FASB Accounting Standards Codification Topic 805 (originally issued as FASB Staff Position SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141(R)-1)) was issued in April 2009.  This FSP clarifies and amends SFAS No. 141(R) regarding the initial recognition, measurement, accounting and disclosure of assets and liabilities that arise from contingencies in a business combination.  Assets and liabilities that arise from a contingency that can be measured at the date of the acquisition shall be recorded at fair value.  FSP FAS 141(R)-1 is effective for all acquisitions completed in annual years beginning on or after December 15, 2008.  The adoption of Topic 805 will impact any future acquisitions made by the Company.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements. This guidance modifies the fair value requirements of FASB ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. This guidance establishes a hierarchy for determining the allocated revenue attributable to a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates of a selling price. In addition, the residual method of allocating arrangement consideration is no longer permitted. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. We have not yet completed our evaluation of the impact of this Standard on our Consolidated Financial Statements.

In January 2010, the FASB issued ASU 2010-06 Fair Value Measurement and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements.  This guidance modifies Fair Value Measurements and Disclosures (Subtopic 820-10) by requiring additional disclosures.  This guidance establishes (a) a new disclosure requirement for transfers in and out of Level 1 and Level 2, (b) a requirement to separately disclose amounts of significant transfers in and out of Level 1 and 2 fair value measurements, (c) a requirement for a reconciliation of activity, (d) clarification on level of disaggregation. An entity needs to disclose fair value measurement between asset and liability classes, and (e) disclosure related to input and valuation techniques for Level 2 and Level 3 fair value measurements. ASU 2010-06 is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  We have not yet completed our evaluation of the impact of this Standard on our Consolidated Financial Statements.

3. DISCONTINUED OPERATIONS

The Company accounts for its discontinued operations under the provisions of FASB Accounting Standards Codification Topic 360. Accordingly, results of operations and the related charges for discontinued operations have been classified as “Loss from discontinued operations, net of income taxes” in the accompanying Consolidated Statements of Operations. Assets and liabilities of discontinued operations have been reclassified and reflected on the accompanying Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations”. For comparative purposes, all prior periods presented have been reclassified on a consistent basis.

Lasertel

On September 24, 2008, the Board of Directors approved a plan to sell the Lasertel subsidiary as the Lasertel business is not a core focus for the Presstek graphics business.  The Company has presented the results of operations of this subsidiary within discontinued operations, classified the assets as “Assets of discontinued operations” and liabilities as “Liabilities of discontinued operations”.  On March 5, 2010, Presstek sold Lasertel to SELEX. See Note 21.

Lasertel incurred a loss of $0.7 million during fiscal 2009, as compared to a loss of $2.7 million during 2008. The 2009 loss includes a non-cash impairment charge of $1.4 million, and $0.9 million of legal fees related to the negotiation and signing of a definitive agreement to sell the business.

Results of operations of the discontinued business of Lasertel consist of the following (in thousands, except per-share data):

	January 2, 2010	January 3, 2009	December 29, 2007
Revenue	$13,488	$8,686	$8,270
Profit (loss) before other charges	1,621	(4,336)	(2,924)
Impairment charge	(1,428)	-	-
Transaction costs related to sale	(933)	-	-
Loss before income taxes	(740)	(4,336)	(2,924)
Provision (benefit) for income taxes	--	(1,637)	(1,129)
Net loss from discontinued operations	$(740)	$(2,699)	$(1,795)
Loss per diluted share	$(0.02)	$(0.08)	$(0.05)

Assets and liabilities of the discontinued business of Lasertel consist of the following (in thousands):

	January 2, 2010	January 3, 2009

Cash and cash equivalents	$585	$369
Receivables, net	2,938	2,187
Inventories	3,774	4,478
Other current assets	212	134
Property, plant & equipment, net	4,377	5,263
Intangible assets, net	696	899
Other noncurrent assets	42	--
Total assets	$12,624	$13,330

Accounts payable	$729	$884
Accrued expenses	459	448
Deferred gain	4,015	4,370
Total Liabilities	$5,203	$5,702

Loss from discontinued operations (net of income taxes) as shown on the Consolidated Statements of Operations for fiscal 2008 and fiscal 2007 include a profit of $93 thousand and a loss of $54 thousand related to the discontinued analog newspaper business of Precision Lithograining Corp.

4. ACCOUNTS RECEIVABLE, NET OF ALLOWANCES

The components of accounts receivable, net of allowances, are as follows (in thousands):

	January 2, 2010	January 3, 2009

Accounts receivable	$26,155	$33,235
Less allowances	(3,550)	(2,476)
	22,605	$30,759

The activity related to the Company’s allowances for losses, returns and deductions on accounts receivable for fiscal 2009, fiscal 2008 and fiscal 2007 is as follows (in thousands):

	Fiscal 2009	Fiscal 2008	Fiscal 2007

Balance at beginning of period	$2,476	$2,538	$2,712
Charged to costs and expenses	2,685	1,915	1,671
Deductions and write-offs	(1,611)	(1,977)	(1,845)
Balance at end of period	$3,550	$2,476	$2,538

5. INVENTORIES

The components of inventories, are as follows (in thousands):

	January 2, 2010	January 3, 2009

Raw materials	$4,485	$2,946
Work in process	1,093	4,950
Finished goods	24,800	29,226
	$30,378	$37,122

6. PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, net, are as follows (in thousands):

	January 2, 2010	January 3, 2009

Land and improvements	$1,301	$1,301
Buildings and leasehold improvements	22,443	22,016
Production and other equipment	44,900	42,950
Office furniture and equipment	9,865	9,402
Construction in process	571	1,098
Total property, plant and equipment, at cost	79,080	76,767
Accumulated depreciation and amortization	(54,773)	(50,752)
Net property, plant and equipment	$24,307	$26,015

Construction in process is primarily related to production equipment not yet placed into service.

The Company recorded depreciation expense of $3.8 million, $4.5 million and $5.6 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Under the Company’s financing arrangements (See Note 8), all property, plant and equipment is pledged as security.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill are as follows (in thousands):

Balance at December 29, 2007	$19,891
Purchase accounting adjustments for prior period acquisitions	(777)
Impairment adjustments	--
Balance at January 3, 2009	$19,114
Purchase accounting adjustments for prior period acquisitions	--
Impairment adjustments	(19,114)
Balance at January 2, 2010	$--

In order to complete the two-step goodwill impairment tests as required by FASB Accounting Standards Codification Topic 350 Intangibles-Goodwill and Other, the Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. In accordance with the provisions of Topic 350, the Company designates reporting units for purposes of assessing goodwill impairment. Topic 350 defines a reporting unit as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. Goodwill is assigned to reporting units of the Company that are expected to benefit from the synergies of the acquisition. Based on the provisions of Topic 350, the Company has determined that it has one reporting unit in continuing operations for purposes of goodwill impairment testing.

The Company’s impairment review is based on a combination of the income approach, which estimates the fair value of the Company’s reporting units based on a discounted cash flow approach, and the market approach which estimates the fair value of the Company’s reporting unit based on comparable market multiples. The average fair value is then reconciled to the Company’s market capitalization with an appropriate control premium. The discount rate utilized in the discounted cash flows analysis in the quarter ended July 4, 2009 (the last time this analysis was performed) was approximately 16%, reflecting market based estimates of capital costs and discount rates adjusted for a market participant’s view with respect to execution, concentration, and other risks associated with the projected cash flows of the reporting unit.

The peer companies used in the market approach are primarily the Company’s major competitors. The Company’s valuation methodology requires management to make judgments and assumptions based on historical experience and projections of future operating performance.  The Company’s policy is to perform its annual goodwill impairment test on the first business day of the third quarter of each fiscal year.

Based on events including  the decline in the Company’s stock price during the second quarter of 2009 and the unstable economic and credit conditions impacting the Company’s business, the Company identified a triggering event that  caused management to test goodwill for impairment as of July 4, 2009. After completing step one of the impairment test, the Company determined that the estimated fair value of its reporting unit was less than the carrying value of the reporting unit, requiring the completion of the second step of the impairment test. To measure the amount of impairment, Topic 350 prescribes that the Company determine the implied fair value of goodwill in the same manner as if the Company had acquired the reporting unit. Specifically, the Company must allocate the fair value of the reporting unit to all of the assets of that unit, including unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two. Upon completion of step two of the analysis, the Company wrote off the entire goodwill balance resulting in an impairment charge of $19.1 million in the quarter ended July 4, 2009. The Company had no goodwill balance remaining as of January 2, 2010.

The components of the Company’s identifiable intangible assets are as follows (in thousands):

	January 2, 2010		January 3, 2009
	Cost	Accumulated amortization	Cost	Accumulated amortization

Patents and intellectual property	$10,398	$8,264	$9,390	$7,739
Trade names	2,360	2,360	2,360	2,360
Customer relationships	4,452	2,615	4,452	2,366
Software licenses	450	450	450	450
License agreements	750	405	750	368
Non-compete covenants	100	100	100	100
Loan origination fees	332	332	332	277
	$18,842	$14,526	$17,834	$13,660

The Company recorded amortization expense for its identifiable intangible assets of $0.9 million, $1.1 million and $2.2 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. As of January 2, 2010, there were $1.2 million of intellectual property and $0.3 million of patents not yet in service. Estimated future amortization expense for the Company’s in-service patents and all other in service identifiable intangible assets recorded by the Company at January 2, 2010, are as follows (in thousands):

Fiscal 2010	$812
Fiscal 2011	705
Fiscal 2012	492
Fiscal 2013	472
Fiscal 2014	347
Thereafter	--

The Company conducts ongoing assessments of whether indicators exist requiring an impairment test of the intangible and long-lived assets. This assessment was conducted by the Company during the year ended January 2, 2010, and it was determined that no impairment charge was required.

8. FINANCING ARRANGEMENTS

The components of the Company’s outstanding borrowings are as follows (in thousands):

	January 2, 2010	January 3, 2009

Term loan	$--	$4,074
Line of credit	17,910	12,415
	17,910	16,489
Less current portion	(17,910)	(16,489)

Long-term debt	$--	$--

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

On October 1, 2009 (the “initial Forbearance Effective Date”), the credit facilities were amended. The Forbearance Amendment Agreement (the “Forbearance”) reduced the Revolver from $45 million to $27 million and required the Company to pay a forbearance fee in the amount of $250,000, which extended the expiration date from November 4, 2009 to November 30, 2009. The Company, at its option, paid an additional $20,000 to extend the expiration date to December 15, 2009.

On December 15, 2009, the Forbearance was amended to extend the Forbearance expiration date from December 15, 2009 to March 31, 2010 (the “Forbearance Termination Date”).  The Amended Forbearance Agreement (the “Amendment”) reduced the Revolver from $27 million to $25 million and required the Company to pay a forbearance fee in the amount of $25,000 and repay the remaining outstanding balance on the Term Loan.

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

At January 2, 2010 and January 3, 2009, the Company had outstanding balances on the Revolver of $17.9 million and $12.4 million, respectively, with interest rates of 7.25% and 2.7%, respectively.  At January 2, 2010, there were $0.3 million of outstanding letters of credit, thereby reducing the amount available under the Revolver to $6.8 million at that date.

Prior to an amendment to the Facilities in the third quarter of 2008, principal payments on the Term Loan were payable in consecutive quarterly installments of $1.75 million, with a final settlement of all remaining principal and unpaid interest on November 4, 2009.  In the third quarter of fiscal 2008, the Company used the net proceeds of the sale of its Arizona property to pay down the principal balance of the term loan and entered into an amendment to the Facilities dated July 29, 2008 which amended the payment schedule of the Term Loan to reduce the required quarterly installments of principal to $810,000, payable in January, March, June, and September of 2009, with no installment due in September of 2008 and the final installment due on the earlier of the refinancing of the Facilities or December 15, 2009 if extended by the Company pursuant to the Amendment.  As a condition of the Amended Forbearance agreement the Term Loan was repaid in full in December 2009.

The weighted average interest rate on the Company’s short-term borrowings was 7.25% at January 2, 2010.

On March 5, 2010 the Company entered into a new $25 million Revolving Credit and Security Agreement with a term that expires on March 5, 2013. See note 21 for further details.

9. ACCRUED EXPENSES

The components of the Company’s accrued expenses are as follows (in thousands):

	January 2, 2010	January 3, 2009

Accrued payroll and employee benefits	$1,732	$4,068
Accrued warranty	1,260	2,102
Accrued restructuring and other charges	405	799
Accrued royalties	81	232
Accrued income taxes	-	282
Accrued legal	828	2,394
Accrued professional fees	827	1,122
Other	2,916	2,262
	$8,049	$13,261

10. ACCRUED WARRANTY AND DEFERRED REVENUES

Accrued Warranty

The Company provides for the estimated cost of product warranties, based on historical experience, at the time revenue is recognized. Presstek warrants its products against defects in material and workmanship for various periods, determined by the product, generally for a period of ninety days to one year from the date of installation. Typical warranties require the Company to repair or replace defective products during the warranty period at no cost to the customer. Presstek engages in extensive product quality programs and processes, including monitoring and evaluation of component supplies; however, product warranty terms, product failure rates, and material usage and service delivery costs incurred in correcting a product failure may affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from current estimates, the Company will adjust the warranty liability. Accruals for product warranties are reflected as a component of accrued expenses in the Company’s Consolidated Balance Sheets.

Product warranty activity in fiscal 2009, fiscal 2008 and fiscal 2007 is as follows (in thousands):

	Fiscal 2009	Fiscal 2008	Fiscal 2007

Balance at beginning of year	$2,102	$3,534	$1,729
Accruals for warranties	(380)	40	3,517
Utilization of accrual for warranty costs	(462)	(1,472)	(1,712)
Balance at end of year	$1,260	$2,102	$3,534

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
The components of deferred revenue are as follows (in thousands):

	January 2, 2010	January 3, 2009

Deferred service revenue	$5,645	$6,507
Deferred product revenue	852	793
	$6,497	$7,300

11. RESTRUCTURING AND OTHER CHARGES

A summary of restructuring and other charges follows (in thousands):

	January 2, 2010	January 3, 2009	December 29, 2007

Severance and fringe benefits	$1,518	$691	$1,210
Executive contractual obligations	--	536	1,466
Other exit costs	166	881	38
Total net restructuring and other charges	$1,684	$2,108	$2,714

In fiscal 2009 the Company recognized $1.7 million in restructuring and other charges for cost reduction efforts related primarily to severance costs in the United States and United Kingdom operations as part of a cost reduction program announced in August 2009.

In fiscal 2008 the Company recognized $2.1 million in restructuring and other charges, including severance and separation costs resulting from the implementation of certain elements of the Business Improvement Plan (“BIP”), exit costs related to the termination of a leased facility, severance costs incurred in the fourth quarter, and severance and retention bonuses related to the transfer of certain of its corporate functions from the Hudson, New Hampshire facility to the Greenwich, Connecticut facility.

In fiscal 2007 the Company recognized $2.7 million of restructuring and other charges consisting of expenses related to severance and separation costs under employment contracts of former executives, as well as costs related to the implementation of certain elements of the BIP including severance, operating lease run-outs, and consolidation of distribution centers.

The activity for fiscal 2009, fiscal 2008 and fiscal 2007 related to the Company’s restructuring and other expense accruals is as follows (in thousands):

	Fiscal 2009 Activity
	Balance January 3, 2009	Charged to Expense	Utilization	Balance January 2, 2010

Executive contractual obligations	$462	$--	$(462)	$--
Severance and fringe benefits	337	1,518	(1,450)	405
Other exit costs	--	166	(166)	--
	$799	$1,684	$(2,078)	$405

	Fiscal 2008 Activity
	Balance December 29, 2007	Charged to Expense	Utilization	Balance January 3, 2009

Executive contractual obligations	$904	$536	$(978)	$462
Severance and fringe benefits	688	691	(1,042)	337
Other exit costs	--	881	(881)	--
	$1,592	$2,108	$(2,901)	$799

	Fiscal 2007 Activity
	Balance December 30, 2006	Charged to Expense	Utilization	Balance December 29, 2007

Executive contractual obligations	$--	$1,466	$(562)	$904
Severance and fringe benefits	233	1,210	(755)	688
Other exit costs	--	38	(38)	--
	$233	$2,714	$(1,355)	$1,592

The Company anticipates that payments related to the above restructuring actions will be completed by the second quarter of 2010.

12. INTEREST AND OTHER INCOME AND EXPENSE

The components of Interest and other income (expense), net, in the Company’s Consolidated Statements of Income are as follows (in thousands):

	Fiscal 2009	Fiscal 2008	Fiscal 2007

Interest expense	$(1,163)	$(946)	$(2,142)
Interest income	47	111	90
Other income (expense), net	(273)	1,773	798
	$(1,389)	$938	$(1,254)

The amount reported as Other income (expense), net, for fiscal 2009 includes a $0.4 million charge related to an SEC settlement and unrealized foreign currency losses of $0.9 million; offset partially by $1.2 million of proceeds from favorable resolution of an insurance contract lawsuit settlement.   Other income (expense), net for fiscal 2008 and 2007 includes $1.4 million and $0.5 million, respectively, for net unrealized gains on foreign currency transactions.

13. INCOME TAXES

For the fiscal years ended January 2, 2010, January 3, 2009, and December 29, 2007, income (loss) before income taxes from continuing operations includes the following components (in thousands):

	Fiscal 2009	Fiscal 2008	Fiscal 2007

U.S.	$(29,578)	$5,296	$(15,899)
Foreign	(3,197)	614	1,655
	$(32,775)	$5,910	$(14,244)

For the fiscal years ended January 2, 2010, January 3, 2009, and December 29, 2007, the components of provision (benefit) for income taxes from continuing operations were as follows (in thousands):

	Fiscal 2009	Fiscal 2008	Fiscal 2007

Current:
Federal	$--	$(131)	$138
State	(232)	293	456
Foreign	(21)	(121)	507
	$(253)	$41	$1,101

Deferred:
Federal	15,777	2,326	(4,458)
State	1,419	128	(532)
Foreign	(609)	285	(-)
	16,587	2,739	(4,990)
Provision (benefit) for income taxes	$16,334	$2,780	$(3,889)

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Fiscal 2009	Fiscal 2008	Fiscal 2007

Federal statutory tax rate	34.00%	34.00%	34.00%
Nondeductible Officer’s compensation	(0.29)	1.90	(4.61)
State tax, net of federal benefit	4.10	4.70	0.35
Other	(1.68)	(2.76)	(2.44)
Change in valuation allowance	(85.98)	9.20	0.00
	(49.84%)	47.04%	27.30%

During the fiscal years ended January 2, 2010, January 3, 2009, and December 29, 2007 the Company recognized a tax benefit of approximately $0.0 million, $1.6 million, and $1.2 million, respectively, associated with the loss from discontinued operations.

Deferred Income Taxes

Deferred income taxes result from net operating loss carryforwards, tax credit carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes.

Principal components of deferred income taxes as of January 2, 2010, January 3, 2009, and December 29, 2007 were (in thousands):

	January 2, 2010	January 3, 2009	December 27, 2007

Deferred tax assets
Net operating loss carryforwards	$11,426	$5,745	$7,439
Tax credits	4,185	4,073	3,875
Warranty provisions, litigation and other	7,295	8,450	6,940
Goodwill impairment	5,632	-	-
Accumulated depreciation and amortization	2,822	2,507	712
Gross deferred tax assets	31,360	20,775	18,966
Valuation allowance	(28,973)	(795)	(250)
Total deferred tax assets	2,387	19,980	18,716

Deferred tax liabilities
Amortizable and depreciable assets	(1,004)	(2,420)	(852)
Accumulated depreciation and amortization	--	--	-
Total deferred tax liabilities	(1,004)	(2,420)	(852)

Net deferred tax assets (liabilities)	$1,383	$17,560	$17,864

In assessing the ability to realize its deferred tax assets, the Company considered historical book income, the scheduled reversal of deferred tax liabilities, and projected future book and taxable income in making this assessment. The valuation allowance of $29.0 million as of January 2, 2010 relates to U.S. NOLs, temporary differences and certain federal research and development credit carryforwards for which the Company has determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should be maintained.

The Company’s net deferred tax assets include $1.1million and $0.1million related to Presstek Europe and Presstek France net operating loss carryforwards, respectively.

At January 2, 2010, the Company had federal net operating loss carryforwards of approximately $90.9 million which will expire from 2011 to 2029.  Approximately $61.5 million of our net operating loss carryforwards was generated from excess tax deductions from stock-based compensation, the tax benefit of which (approximately $24.6 million) will be credited to additional paid-in-capital when the deductions reduce current taxes payable. Upon the adoption of FASB Accounting Standards Codification Topic 718, Stock Compensation (originally adopted by the Company in January 1, 2006), the Company netted its deferred tax asset and the related valuation allowance for the net operating loss carryforward generated from excess tax deductions from stock-based compensation.

At January 2, 2010 the Company had federal research and development credit carryforwards of approximately $3.5 million. The credit carryforwards will expire at various dates through 2022, if not utilized. The Company’s tax credit carryforwards include $0.3 million of federal minimum tax credits which have no expiration and $0.4 million of state credits that fully expire in 2014.

The Company’s ability to utilize its net operating loss and credit carryforwards may be limited in the future if the company experiences an ownership change, as defined by the Internal Revenue Code. An ownership change involves an increase of more than 50 percentage points in stock ownership by one or more 5% shareholders over a three year period.

As of January 2, 2010 there were no undistributed earnings of foreign subsidiaries. Losses incurred by the foreign subsidiaries for the year ended January 2, 2010 resulted in a cumulative deficit that eliminated any undistributed earnings.

The Company adopted FASB Accounting Standards Codification Topic 740, Income Taxes (originally adopted by the Company on December 31, 2006, as FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” ). The adoption of Topic 740 did not have a material effect on our consolidated financial position or results of operations. Our unrecognized tax benefits at January 2, 2010 relate to various state jurisdictions and U.S. tax credits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 30, 2006	$1,800
Increases related to prior year tax positions	400
Decreases related to prior year tax positions	(400)
Balance at December 29, 2007	$1,800
Increases related to prior year tax positions	--
Decreases related to prior year tax positions	(579)
Balance at January 3, 2009	$1,221
Increases related to prior year tax positions	--
Decreases related to prior year tax positions	(184)
Balance at January 2, 2010	$1,037

About $0.1million of unrecognized tax benefits at January 2, 2010 would reduce income tax expense if ultimately recognized. We do not expect any significant increases or decreases to our unrecognized tax benefits within 12 months of this reporting date. Subsequent to adoption, interest and penalties incurred associated with unresolved income tax positions will be included in income tax expense. Accrued interest and penalties are insignificant.

We conduct business globally and, as a result, file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as the United States, United Kingdom and Canada. The Company is subject to U.S. federal, state and local, or non-U.S. income tax examinations for years after 2005. Carryforward attributes that were generated prior to 2005, however may still be adjusted by a taxing authority upon examination if the attributes have been or will be used in a future period.

14. PREFERRED STOCK

The Company’s certificate of incorporation empowers the Board of Directors, without stockholder approval, to issue up to 1,000,000 shares of $0.01 par value preferred stock, with dividend, liquidation, conversion and voting or other rights to be determined upon issuance by the Board of Directors. No preferred stock has been issued to date.

15. STOCK-BASED COMPENSATION PLANS

The Company adopted the fair value recognition provisions of FASB Accounting Standards Codification Topic 718, Stock Compensation, (originally adopted by the Company in January 1, 2006, as SFAS 123R Share-Based Payment, as amended), using the modified prospective method, which requires measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest.

The Company has equity incentive plans that are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee oversees and approves which employees receive grants, the number of shares or options granted and the exercise prices of the shares covered by each grant.

Stock Incentive Plans

The 2003 Stock Option and Incentive Plan (the “2003 Plan”) provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including those directors who are not an employee or officer of the Company, such directors being referred to as Non-Employee Directors), consultants and advisors of the Company and its subsidiaries. The 2003 Plan provides for an automatic annual grant of 7,500 stock options to all active Non-Employee Directors. A total of 2,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan. Any future options granted under the 2003 Plan will become exercisable at such times and subject to such terms and conditions as the Board of Directors or Committee may specify at the time of each grant. At January 2, 2010, there were 1,831,100 options outstanding under the 2003 Plan, and 98,500 options available for future grants under this plan. The options will expire at various dates as prescribed by the individual option grants.

The 2008 Omnibus Incentive Plan (the “2008 Plan”), approved by the stockholders of the Company on June 11, 2008, provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including Non-Employee Directors), consultants and advisors of the Company and its subsidiaries. A total of 3,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan. Awards granted under this plan may have varying vesting and termination provisions and can have no longer than a ten year contractual life. At January 2, 2010, there were 1,020,724 options outstanding and 1,979,276 options available for future grants under this plan.

The Company had previously adopted equity incentive plans that had expired as of January 2, 2010 and, accordingly, no future grants may be issued under these plans. These plans include the 1991 Stock Option Plan (the “1991 Plan”), which expired on August 18, 2001; the 1994 Stock Option Plan (the “1994 Plan”), which expired on April 8, 2004; the 1997 Interim Stock Option Plan (the “1997 Plan”), which expired on September 22, 2002; and the 1998 Stock Option Plan (the “1998 Plan”), which expired on April 6, 2008. At January 2, 2010, there were 500 options outstanding under the 1991 Plan, 100,192 options outstanding under the 1994 Plan, 10,925 options outstanding under the 1997 Plan and 330,300 options outstanding under the 1998 Plan.

Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan (the “ESPP”) is designed to provide eligible employees of the Company and its participating U.S subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three-month offering period, whichever is lower. All employees of the Company or participating subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the Company’s common stock are eligible to participate in the ESPP. A total of 950,000 shares of the Company’s common stock, subject to adjustment, have been reserved for issuance under this plan. In fiscal 2009, fiscal 2008 and fiscal 2007, approximately 127,500, 80,300 and 65,700 shares were issued, respectively, under the ESPP. The 2009, 2008 and 2007 amounts include approximately 29,000, 27,000 and 16,000 shares in transit at January 2, 2010, January 3, 2009 and December 29, 2007, respectively. These shares were issued on January 8, 2010, January 5, 2009 and December 31, 2007, respectively. At January 2, 2010, there were approximately 495,500 shares available for issuance under this plan.

Non-Plan Options

In fiscal 2007, the Company granted 300,000 shares of restricted common stock and stock options for 1,000,000 shares of common stock to its Chairman, President and Chief Executive Officer (“CEO”) under a non-plan, non-qualified stock option agreement. The award of restricted stock vested on May 10, 2007, the effective date of the CEO’s employment agreement with the Company. The award of stock options vests 20% on the date of grant, and an additional 20% vests on each of January 1, 2008, 2009, 2010 and 2011. Each portion of the option that vests will remain exercisable for five years after the applicable vesting date. As of January 2, 2010, 1,000,000 options remain outstanding.

Valuation Assumptions

The fair value of the rights to purchase shares of common stock under the Company’s ESPP was estimated on the commencement date of the offering period using the Black-Scholes valuation model with the following assumptions:

Stock purchase right assumptions	Fiscal 2009	Fiscal 2008	Fiscal 2007

Risk-free interest rate	0.00%	0.84%	4.03%
Volatility	110.75%	95.79%	51.77%
Expected life (in years)	0.25	0.25	0.25
Dividend yield	--	--	--

Based on the above assumptions, the weighted average fair value of the stock purchase rights under the Company’s ESPP for fiscal 2009, 2008 and 2007 was $0.50, $1.09 and $1.30, respectively.

The fair value of the options to purchase common stock granted in fiscal 2009, 2008 and 2007 under the 2008 Plan, 2003 Plan and 1998 Plan was estimated on the respective grant dates using the Black-Scholes valuation model with the following assumptions:

Stock option assumptions	Fiscal 2009	Fiscal 2008	Fiscal 2007

Risk-free interest rate	2.65%	2.28%	4.25%
Volatility	71.00%	60.63%	60.97%
Expected life (in years)	5.67	5.67	5.56
Dividend yield	--	--	--

The weighted average grant date fair value of the options granted of the Company’s common stock during fiscal years 2009, 2008 and 2007 was $1.24, $2.50 and $3.72, respectively.

The 300,000 restricted shares of common stock with a fair value of $5 per share granted in the second quarter of fiscal 2007 was derived by obtaining the market value of the stock on the award date and applying a discount to that value due to the sale restrictions imposed by Rule 144 of the U.S. Securities and Exchange Commission (the “SEC”). The market value was calculated using the average of the high and low trading prices on the award date multiplied by the number of shares. A discount rate of 17.2% was estimated using a Black-Scholes put option model with the following assumptions:

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

Expected volatilities are based on historical volatilities of Presstek’s common stock. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, the Company’s historical exercise patterns and the ESPP purchase period. The risk-free rate is based on the U.S. Treasury Separate Trading of Registered Interest and Principal of Securities rate for the period corresponding to the expected life of the options or ESPP purchase period. The expense calculated using the Black-Scholes method is recognized on a straight line basis over the term of the service period. Stock-based compensation associated with stock option grants to all officers, directors, and employees is included as a component of “General and administrative expense” in the Company’s Consolidated Statements of Operations. Stock based compensation expense for the fiscal year ended January 2, 2010, January 3, 2009 and December 29, 2007 is as follows (in thousands):

	Fiscal Year ended
Stock option plan	January 2, 2010	January 3, 2009	December 29, 2007

2008 Plan	$758	$319	$--
2003 Plan	401	718	1,379
1998 Plan	(6)	171	7
ESPP	33	79	71
Restricted Stock	--	--	1,500
Non-plan, non-qualified	516	516	1,032

Total	$1,702	$1,803	$3,989

As of January 2, 2010, there was $2.3 million of unrecognized compensation expense related to stock option grants. The weighted average period over which the remaining unrecognized compensation expense will be recognized is 1.6 years.

Stock option activity for fiscal 2007, 2008 and 2009 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value

Outstanding at December 30, 2006	2,956,350	$9.01
Granted	2,203,333	$5.40
Exercised	(836,950)	$3.36
Canceled/expired	(506,166)	$8.29
Outstanding at December 29, 2007	3,816,567	$8.26
Granted	1,019,609	$5.14
Exercised	(2,500)	$3.60
Canceled/expired	(489,588)	$11.10
Outstanding at January 3, 2009	4,344,088	$7.24
Granted	266,115	$2.03
Exercised	--	$--
Canceled/expired	(316,462)	$9.20
Outstanding at January 2, 2010	4,293,741	$6.77	6.05 years	$ 0.1 million
Exercisable at January 2, 2010	3,175,802	$7.34	5.35 years	$ 0.0 million

There were no options exercised during fiscal 2009.

The total intrinsic value of stock options exercised during fiscal 2008 and fiscal 2007 was $0.003 million and $0.8 million, respectively.

The following table summarizes information about stock options outstanding at January 2, 2010:

			Outstanding			Exercisable
Range of exercise prices			Shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Shares	Weighted average exercise price
$0.00	-	$4.96	443,082	8.04	2.81	200,350	3.13
$4.97	-	$9.92	3,517,909	6.09	6.70	2,642,702	6.97
$9.93	-	$14.88	229,750	4.16	11.28	229,750	11.28
$14.89	-	$19.85	103,000	0.40	16.12	103,000	16.12
$0.00	-	$19.85	4,293,741	6.05	$6.77	3,175,802	$7.34

In addition to the plans described above, the Company’s Lasertel subsidiary has a stock option plan, the Lasertel, Inc. 2000 Stock Incentive Plan (the “Lasertel Plan”). The Lasertel Plan, as amended in fiscal 2001, provides for the award, to employees and other key individuals of Lasertel and Presstek, of non-qualified options to purchase, in the aggregate, up to 2,100,000 shares of Lasertel’s common stock. Any future options granted under this plan will generally vest over four years, with termination dates ten years from the date of grant. These grants are subject to termination provisions as provided in the Lasertel Plan. In accordance with the terms of the sale of Lasertel to SELEX, see Note 21, the Lasertel Plan was terminated on March 5, 2010 and the option holders were paid by SELEX from funds withheld to Presstek at closing.

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

The Lasertel segment has been reclassified as discontinued operations in the third quarter of fiscal 2008 as the operations are currently held for sale. As such, the Presstek Segment makes up the entire results of continuing operations. On March 5, 2010, Presstek sold the Lasertel subsidiary to SELEX. See Note 21.

Total assets information for the Company’s business segments are as follows (in thousands):

	January 2, 2010	January 3, 2009

Presstek	$90,438	$144,183
Lasertel (assets of discontinued operations)	14,097	13,330
	$104,535	$157,513

The Company’s classification of revenue by geographic area is determined by the location of the Company’s customer. The following table summarizes revenue information by geographic area (in thousands):

	Fiscal 2009	Fiscal 2008	Fiscal 2007

United States	$88,971	$123,484	$150,703
United Kingdom	15,564	20,732	27,426
All other	29,923	49,036	68,444
	$134,458	$193,252	$246,573

The Company’s long-lived assets by geographic area are as follows (in thousands):

	January 2, 2010	January 3, 2009

United States	$27,296	$58,580
United Kingdom	1,620	602
Canada	1,328	736
	$30,244	$59,918

17. MAJOR CUSTOMERS

No customer accounted for greater than 10% of revenue in fiscal 2009, fiscal 2008 or fiscal 2007.  During the period ending January 2, 2010 we had an Italian distributor that that represented 10% of the Company’s accounts receivable balance.  No customer accounted for 10% or greater of the Company’s accounts receivable balance at January 3, 2009.

18. RELATED PARTIES

The Company engages the services of Amster, Rothstein & Ebenstein, a law firm of which a member of the Company’s Board of Directors is a partner. Expenses incurred for services from this law firm were $1.3 million (including $0.5 million of pass-through expenses), $2.4 million (including $0.5 million of pass-through expenses) and $1.1 million in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

19. COMMITMENTS AND CONTINGENCIES

Commitments

The Company conducts operations in certain facilities under long-term operating leases. The Company also leases certain office and other equipment for use in its operations. These leases expire at various dates through 2018, with various options to renew as negotiated between the Company and its landlords. It is expected that in the normal course of business, leases that expire will be renewed or replaced. Rent expense under these leases, for continuing operations was $1.6 million in fiscal 2009, $1.7 million in fiscal 2008 and $1.9 million in fiscal 2007, and for discontinued operations was $0.6 million in fiscal 2009, $0.3 million in fiscal 2008.

The Company’s obligations under its non-cancelable operating leases at January 2, 2010 were as follows (in thousands):

	Continuing Operations	Discontinued Operations
Fiscal 2010	$1,792	$531
Fiscal 2011	1,500	547
Fiscal 2012	1,341	563
Fiscal 2013	371	580
Fiscal 2014	-	598
Thereafter	-	2,263

Our discontinued Lasertel segment utilized facilities in Arizona.  This lease was transferred to SELEX in connection with the March 5, 2010 sale of the Lasertel Subsidiary.

The Company entered into an agreement in fiscal 2000 with Fuji, whereby minimum royalty payments to Fuji are required based on specified sales volumes of the Company’s A3 format size four-color sheet-fed DI presses. The agreement provides for total royalty payments to be no less than $6 million and not greater than $14 million over the life of the agreement. As of January 2, 2010, the Company had paid Fuji $9.3 million under the agreement. The Company’s maximum remaining liability under the royalty agreement at January 2, 2010, was $4.7 million.

Contingencies

The Company has change-in-control agreements with certain of its employees that provide them with benefits should their employment with the Company be terminated other than for cause or their disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time after the date of any change-in-control of the Company.

From time to time the Company has engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party. In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). Generally, the Company’s liability for these recourse agreements is limited to 9.5% of the amount outstanding. The maximum amount for which the Company was liable to the financial institutions for the shortfall payments was approximately $1.2 million at January 2, 2010.

Litigation

On October 26, 2006, the Company was served with a complaint naming the Company, together with certain of its former executive officers, as defendants in a purported securities class action suit filed in the United States District Court for the District of New Hampshire. The suit claims to be brought on behalf of purchasers of Presstek’s common stock during the period from July 27, 2006 through September 29, 2006. The complaint alleges, among other things, that the Company and the other defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder based on allegedly false forecasts of fiscal third quarter and annual 2006 revenues. As relief, the plaintiff seeks an unspecified amount of monetary damages, but makes no allegation as to losses incurred by any purported class member other than himself, court costs and attorneys’ fees. On September 25, 2008 the parties reached a settlement of the action, subject to confirmatory discovery by plaintiffs and court approval.  The court approved the settlement and entered final judgment on July 20, 2009.

On September 10, 2008 a purported shareholder derivative claim against certain current and former directors and officers of the Company was filed in the United States District Court for the District of New Hampshire. The complaint alleges breaches of fiduciary duty by the defendants and seeks unspecified damages. On September 25, 2008 the parties reached agreement on a settlement of the claim in the amount of $150,000, subject to receipt of court approval. On January 21, 2010 final judgment was entered by the court approving the settlement and dismissing the case.

On February 4, 2008, the Company received from the SEC a formal order of investigation relating to the previously disclosed SEC inquiry regarding the Company's announcement of preliminary financial results for the third quarter of fiscal 2006. On March 9, 2010 the Company entered into a settlement of this matter with the SEC. Under the terms of the settlement, the Company has agreed to pay a civil penalty of $400,000 and to not violate certain provisions of the federal securities laws. This is subject to federal district court approval.

Presstek is a party to other litigation that it considers routine and incidental to its business however it does not expect the results of any of these actions to have a material adverse effect on its business, results of operation or financial condition.

20. SALE-LEASEBACK

On July 14, 2008, the Company completed a sale-leaseback transaction of its property located in Tucson, Arizona (the “Property”). The Company sold the Property to an independent third party for approximately $8.75 million, or $8.4 million net of expenses incurred in connection with the sale, resulting in a gain of approximately $4.6 million. Concurrent with the sale, the Company entered in to an agreement to lease a portion of the property back from the purchaser for a term of 10 years. The lease, which management deemed to be an operating lease, has approximately $5.1 million in future minimum lease payments. The gain associated with the transaction was deferred at the inception of the arrangement and is being amortized ratably over the lease term.

Subsequent to, and independent of, the sale and leaseback of the Property, the Board of Directors of the Company approved an action for the sale of the Lasertel business as addressed in Note 3.  As such, the operations of Lasertel have been presented as discontinued operations.  Included within the liabilities of discontinued operations is the aforementioned deferred gain associated with the Arizona property in which Lasertel conducts its operations. The related amortization of the gain is included in “Income (loss) from discontinued operations, net of tax”.

As part of the sale of Lasertel to SELEX on March 5, 2010, the buyer assumed all of the Company’s obligations under the lease. See Note 21.

21. SUBSEQUENT EVENTS

On March 5, 2010, Presstek sold Lasertel to SELEX Galileo Inc. (“SELEX”). The aforementioned operations are reported in discontinued operations in the accompanying financial statements. The sale of Lasertel to SELEX was for $8.0 million in cash, certain net working capital adjustments and, in addition, Presstek was able to retain approximately $2.0 million of laser diodes inventory for Presstek’s future production requirements. Lasertel, as a subsidiary of SELEX, and in accordance with a supply agreement established between Lasertel and Presstek on March 5, 2010, will manufacture semiconductor laser diodes for Presstek for an initial period of three years. The net cash proceeds from this sale were used to pay down debt. SELEX also assumed the current lease on the Lasertel property in Tucson, Arizona.

On March 5, 2010, Presstek closed on a new $25 million revolving credit facility with PNC Bank, N.A. The new facility with PNC Bank is a three-year revolving credit facility which allows Presstek to borrow a percentage of the Company’s eligible receivables and inventory, as defined in the credit facility, up to a maximum of $25 million.

On March 9, 2010, the Company entered into a settlement (the “Settlement”) with the United States Securities and Exchange Commission (the “Commission”), resolving charges against the Company in a civil action filed by the Commission in the United States District Court of Massachusetts against the Company and its former Chief Executive Officer, Edward J. Marino, alleging violations of the Commission’s Regulation FD and Section 13(a) of the Securities and Exchange Act of 1934 (the "Exchange Act").  The charges resulted from the Commission’s previously disclosed investigation concerning material non-public information regarding the Company’s financial performance during the third quarter of 2006.

Under the terms of the Settlement, which has been submitted for court approval, the Company agreed to settle the Commission's charges, without admitting or denying the allegations in the complaint, by consenting to an order that enjoins the Company from further violations of Regulation FD and Section 13(a) of the Exchange Act and directs it to pay a $400,000 civil penalty.

22. QUARTERLY RESULTS (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal 2009
Revenue	$34,460	$33,510	$33,006	$33,482
Gross profit	$12,094	$11,036	$7,700	$11,362
Income (loss) from continuing operations	(1,106)	(39,869)	(6,647)	(1,487)
Income (loss) from discontinued operations	(85)	(1,580)	706	219
Net loss	$(1,191)	$(41,449)	$(5,941)	$(1,268)
Loss per share from continuing operations – basic	(0.03)	(1.09)	(0.18)	(0.04)
Earnings (loss) per share from discontinued operations – basic	(0.00)	(0.04)	0.02	0.01
Loss per share – basic (1)	$(0.03)	$(1.13)	$(0.16)	$(0.03)

Loss per share from continuing operations – diluted	(0.03)	(1.09)	(0.18)	(0.04)
Earnings (loss) per share from discontinued operations – diluted	(0.00)	(0.04)	0.02	0.01
Loss per share – diluted (1)	$(0.03)	$(1.13)	$(0.16)	$(0.03)

Fiscal 2008
Revenue	$50,794	$51,606	$48,534	$42,318
Gross profit	$18,400	$17,465	$16,849	$16,027
Income from continuing operations	887	1,003	626	614
Loss from discontinued operations	(669)	(436)	(431)	(1,070)
Net income (loss)	$218	$567	$195	$(456)
Earnings per share from continuing operations – basic	0.03	0.03	0.02	0.02
Loss per share from discontinued operations – basic	(0.02)	(0.01)	(0.01)	(0.03)
Earnings (loss) per share – basic (1)	$0.01	$0.02	$0.01	$(0.01)

Earnings per share from continuing operations – diluted	0.03	0.03	0.02	0.02
Loss per share from discontinued operations – diluted	(0.02)	(0.01)	(0.01)	(0.03)
Earnings (loss) per share – diluted (1)	$0.01	$0.02	$0.01	$(0.01)

(1) Income (loss) per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly income (loss) per share may not equal the total computed for the year.

PRESSTEK, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FROM CONTINUING OPERATIONS
(in thousands)

		Additions
	Balance at	Charged to	Deductions	Balance at
	beginning	costs and	and	end
	of period	expenses	write-offs	of period

Allowance for losses on accounts receivable
Fiscal year
2009	$2,476	$2,685	$(1,611)	$3,550
2008	$2,538	$1,915	$(1,977)	$2,476
2007	$2,712	$1,671	$(1,845)	$2,538

Reserves for excess and obsolete inventory
Fiscal year
2009	$9,066	$3,052	$(2,517)	$9,601
2008	$13,530	$437	$(4,901)	$9,066
2007	$13,868	$5,255	$(5,593)	$13,530

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of January 2, 2010, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision of management and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 2, 2010 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, we concluded that our internal control over financial reporting was effective as of January 2, 2010.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report, which is included elsewhere within this Form 10-K, on the effectiveness of Presstek’s internal control over financial reporting.

(c) Remediation of Previously Disclosed Material Weakness

As of January 3, 2009, management identified that the Company did not maintain a sufficient complement of personnel with the appropriate level of experience and training in the application of U.S. generally accepted accounting principles (“U.S. GAAP”) to analyze, review, and monitor the accounting for significant or non-routine transactions.

As a result of the material weakness described above, management concluded that our internal control over financial reporting was not effective as of January 3, 2009.

During 2009, management took various actions to strengthen internal controls and improve its disclosure controls over financial reporting. As a result, we remediated the previously reported material weakness by performing the following remediation activities:

·	A new Director of Tax was appointed in January 2009, and focused on building a knowledgeable tax department in the Greenwich, Connecticut office.

·
Effective March 17, 2009, the Company established a Financial Resources Steering Committee which developed and implemented a corrective action plan to complete remediation of the material weakness.  The Steering Committee is headed by the Chief Financial Officer, Vice President and Corporate Controller, and the Vice President of Human Resources.

·	A new Financial Reporting Manager was appointed to prepare SEC filings.

·
The Assistant Controller, under the direction of the Chief Financial Officer and Vice President and Corporate Controller, has completed the process of training new accounting personnel for the accounting functions being transferred to the Greenwich, Connecticut office.

With the implementation of the above measures, the Company believes that it has improved internal controls over financial reporting and that our internal control over financial reporting was effective as of January 2, 2010.

(d) Changes in Internal Control over Financial Reporting

Other than the remediation of the 2008 material weakness addressed under Item 9A (c) above, there were no changes in the Company’s internal control over financial reporting that occurred in the fourth quarter ended January 2, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Presstek, Inc.:

We have audited Presstek, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Presstek, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Presstek, Inc. and subsidiaries as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended January 2, 2010, and our report dated March 24, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

March 24, 2010

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Information with respect to our directors and nominees may be found under the caption “Election of Directors” of the Company’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 2, 2010 (the “Proxy Statement”). Such information is incorporated herein by reference.

Executive Officers

The Company’s executive officers as of the date of this Annual Report on Form 10-K are as follows:

Executive Officer	Position	Age at January 2, 2010
Jeffrey Jacobson	Chairman, President and Chief Executive Officer	50

Jeffrey A. Cook	Executive Vice President and Chief Financial Officer	55

Mark J. Levin	President, Americas Region	53

Guy Sasson	President, Europe, Africa, Middle East Region	43

Kathleen McHugh	Vice President and Chief Marketing Officer	51

Wayne L. Parker	Vice President, Corporate Controller and Chief Accounting Officer	52

James R. Van Horn	Vice President, General Counsel and Secretary	53

Jeffrey Jacobson was appointed President and Chief Executive Officer and a director of the Company in May 2007, and added the title of Chairman on January 1, 2009. From April 2005 until April 2007, he was a Corporate Vice President and the Chief Operating Officer of Kodak’s Graphic Communications Group, a division formed by the integration of six different Kodak companies into a $3.6 billion global enterprise. From April, 2000 through April, 2005, Mr. Jacobson served as Chief Executive Officer of Kodak Polychrome Graphics, a $1.7 billion global joint venture between Sun Chemical Corporation and Kodak. In all, Mr. Jacobson has 23 years of experience in the graphics arts industry. Mr. Jacobson is a board member of the New York University Graphic Communications Management and Technology Advisory Board.  Our Board believes Mr. Jacobson’s lengthy industry experience in senior management positions qualifies him to serve as a member of our Board.

Jeffrey A. Cook was appointed Senior Vice President, Chief Financial Officer in February 2007 and appointed Executive Vice President in February 2008. On November 4th , 2009 he was elected to the Presstek Board of Directors.  From July 2005 until February 2007 he was self-employed. Prior thereto, he served as Senior Vice President and Chief Financial Officer of Kodak Polychrome Graphics, a joint venture between Kodak and Sun Chemical Corporation.  Mr. Cook has over 30 years of financial management experience, including 17 years with General Electric. Our Board believes Mr. Cook’s lengthy print industry experience in senior management positions qualifies him to serve as a member of our Board.

Mark J. Levin was appointed President, Americas Region in November 2007. From October 2005 until March 2007 he served as President-Commercial Group of Sun Chemical Corporation. From October 2003 until October 2005 he served as President-Publication Inks of Sun Chemical. Prior thereto, he served as Senior Vice President of Heidelberg.

Guy Sasson was appointed President of Presstek’s Europe, Africa, and Middle East (“EAME”) Region in January 2009. Mr. Sasson’s background includes a decade of key international roles at Kodak’s Graphics Communications Group (“KGCG”) and Kodak Polychrome Graphics (KPG), a joint venture between the Eastman Kodak and Sun Chemical companies. In his most recent assignment Mr. Sasson served as Vice President of Service and Support of KGCG’s Europe, Middle East and Africa region. He will be focused on expanding Presstek’s presence in this region.

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

Code of Ethics

The policies comprising the Company’s code of ethics are set forth in the Company’s Code of Business Conduct and Ethics. These policies contain provisions satisfying all the elements of the SEC’s requirements for a “code of ethics,” and apply to all directors, officers and employees, as well as the directors, officers and employees of the Company and its subsidiaries. The Code of Business Conduct and Ethics can be found on the Company’s website at www.presstek.com/about-investor-code.htm. The Company will disclose any amendments to the Code of Business Conduct and Ethics with regard to the provisions of the Code required by SEC requirements, or any waivers from such provisions provided to any of the Company’s principal executive, financial or accounting officers or controller (or persons performing similar functions), on that website or in a report on Form 8-K.

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

Item 14. Principal Accountant Fees and Services.

The information in the Proxy Statement under the caption “Independent Auditor Fees” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The consolidated financial statements of the Company are listed in the index under Part II, Item 8, of this Annual Report on Form 10-K.

(2) Financial Statement Schedule

The following financial statement schedule is filed as part of this report under Schedule II (Valuation and Qualifying Accounts and Reserves) for the 2007 – 2009 fiscal years. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is contained in the consolidated financial statements, or notes thereto, included herein.

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
Date: March 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jeffrey Jacobson
Jeffrey Jacobson	Chairman, President and Chief Executive Officer	March 24, 2010
(Principal Executive Officer)

/s/ Jeffrey A. Cook
Jeffrey A. Cook	Executive Vice President and Chief Financial Officer	March 24, 2010
(Principal Financial Officer) and Director

/s/ Wayne L. Parker
Wayne L. Parker	Vice President – Corporate Controller	March 24, 2010
(Principal Accounting Officer)

/s/ Edward E. Barr
Edward E. Barr	Lead Director	March 24, 2010

/s/ Daniel S. Ebenstein, Esq
Daniel S. Ebenstein, Esq.	Director	March 24, 2010

/s/ Stanley E. Freimuth
Stanley E. Freimuth	Director	March 24, 2010

/s/ Dr. Lawrence Howard
Dr. Lawrence Howard	Director	March 24, 2010

/s/ Steven N. Rappaport
Steven N. Rappaport	Director	March 24, 2010

/s/ Donald C. Waite, III
Donald C. Waite, III	Director	March 24, 2010

Exhibit Number	Description	Reference

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
2.2 *
Agreement and Plan of Merger by and Among Selex Sensors and Airborne Systems (US) Inc. Lt Acquisition Corp. Selex Sensors and Airborne Systems Limited Lasertel, Inc. and the Company dated November 20, 2009.
Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 25, 2009.
3.1	Amended and Restated Certificate of Incorporation of Presstek, Inc.	Incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 1996.
3.2	By-laws of Presstek, Inc.	Incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995.
10.1***	1998 Stock Incentive Plan.	Incorporated by reference to Exhibit A to the Company’s Definite Proxy Statement, filed April 24, 1998.
10.2***	2002 Employee Stock Purchase Plan of Presstek, Inc.	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed August 9, 2002.
10.3***	2003 Stock Option and Incentive Plan of Presstek, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003.
10.4***	2008 Omnibus Incentive Plan.	Incorporated by reference to Appendix A to the Company’s Definite Proxy Statement, filed May 9, 2008.
10.5**	OEM Consumables Supply Agreement by and between Presstek, Inc. and Heidelberger Druckmaschinen, AG., dated July 1, 2003.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.
10.6**	OEM Consumables Supply Agreement by and between Presstek, Inc. and Heidelberg U.S.A., Inc. dated July 1, 2003.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.

Exhibit Number	Description	Reference

10.7***	Employment Agreement by and between Presstek, Inc. and Jeffrey Cook dated February 27, 2007.	Incorporated by reference to Exhibit 10(u) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.
10.8***	Nonqualified Stock Option Agreement by and between Presstek, Inc. and Jeffrey Cook dated February 27, 2007.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed March 2, 2007.
10.9***	Employment Agreement by and between Presstek, Inc. and Jeffrey Jacobson dated May 10, 2007.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
	(i) Amendment to Employment Agreement by and between Presstek, Inc. and Jeffrey Jacobson dated May 13, 2009.	Filed with this report.
	(ii) Amendment to Employment Agreement by and between Presstek, Inc. and Jeffrey Jacobson dated November 23, 2009.	Filed with this report
10.10***	Non-Plan, Non-qualified Stock Option Agreement by and between Presstek, Inc. and Jeffrey Jacobson dated May 10, 2007.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter end March 31, 2007.
10.11***	Forms of Stock Option Agreement under 2008 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.12	(i) Purchase and Sale Agreement and Escrow Instruction by and between Presstek, Inc. and EJC Properties, LLLP dated April 24, 2008.	Incorporated by reference to Exhibit 10.20(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
	(ii) First Amendment to Purchase and Sale Agreement and Escrow Instruction by and between Presstek, Inc. and EJC Properties, LLLP dated June 27, 2008.	Incorporated by reference to Exhibit 10.20(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.13	Letter Agreement between Presstek, Inc. and James R. Van Horn dated December 17, 2009.	Filed with this report
10.14	Revolving Credit and Security Agreement dated as of March 5, 2010 by and among PNC Bank, National Association (as Lender and as Agent) and the Company.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 10, 2010
21.1	Subsidiaries of the Registrant.	Incorporated by reference to Exhibit 10.21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
23.1	Consent of KPMG LLP.	Filed with this report.
31.1	Certification of Chief Executive Officer Pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended.	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended.	Filed with this report.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

* The Company hereby agrees to provide the Commission, upon request, copies of any omitted exhibits or schedules to this exhibit required by Item 601(b)(2) of Regulation S-K.

**	The SEC has granted Presstek’s request of confidential treatment with respect to a portion of this exhibit.

*** Management contract or compensatory plan or arrangement.