Form 10-Q
period 2010-05-13
PRESSTEK INC /DE/
filed 2010-05-13
CIK 846876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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
Yes ☐    No ☑
As of May 10, 2010, there were 36,878,286 shares of the Registrant’s Common Stock, $0.01 par value, outstanding.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)
	April 3,	January 2,
	2010	2010

ASSETS
Current assets
Cash and cash equivalents	$3,477	$5,843
Accounts receivable, net	22,178	22,605
Inventories	28,687	30,378
Assets of discontinued operations	-	12,624
Deferred income taxes	243	243
Other current assets	3,002	2,598
Total current assets	57,587	74,291

Property, plant and equipment, net	23,643	24,307
Intangible assets, net	4,735	4,316
Deferred income taxes	1,349	1,140
Other noncurrent assets	1,378	481

Total assets	$88,692	$104,535

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Line of credit	$8,849	$17,910
Accounts payable	10,394	9,887
Accrued expenses	7,442	8,049
Deferred revenue	5,878	6,497
Liabilities of discontinued operations	-	5,203
Total current liabilities	32,563	47,546

Other long-term liabilities	131	141

Total liabilities	32,694	47,687

Stockholders' equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized, 36,877,452 and
36,854,802 shares issued and outstanding at April 3, 2010 and
January 2, 2010, respectively	368	368
Additional paid-in capital	120,560	120,005
Accumulated other comprehensive loss	(4,593)	(3,810)
Accumulated deficit	(60,337)	(59,715)
Total stockholders' equity	55,998	56,848

Total liabilities and stockholders' equity	$88,692	$104,535

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)
(Unaudited)

	Three months ended
	April 3,	April 4,
	2010	2009

Revenue
Equipment	$6,393	$4,987
Consumables	21,495	21,909
Service and parts	6,603	7,564
Total revenue	34,491	34,460

Cost of revenue
Equipment	6,098	4,692
Consumables	11,846	11,685
Service and parts	5,154	5,989
Total cost of revenue	23,098	22,366

Gross profit	11,393	12,094

Operating expenses
Research and development	1,081	1,260
Sales, marketing and customer support	5,284	6,365
General and administrative	5,077	5,972
Amortization of intangible assets	210	254
Restructuring and other charges	12	84
Total operating expenses	11,664	13,935

Operating loss	(271)	(1,841)
Interest and other income (expense), net	(372)	460

Loss from continuing operations before income taxes	(643)	(1,381)
Benefit for income taxes	(99)	(275)

Loss from continuing operations	(544)	(1,106)
Loss from discontinued operations, net of tax	(78)	(85)

Net loss	$(622)	$(1,191)

Loss per share - basic
Loss from continuing operations	$(0.02)	$(0.03)
Loss from discontinued operations	(0.00)	(0.00)
	$(0.02)	$(0.03)

Loss per share - diluted
Loss from continuing operations	$(0.02)	$(0.03)
Loss from discontinued operations	(0.00)	(0.00)
	$(0.02)	$(0.03)

Weighted average shares outstanding
Weighted average shares outstanding - basic	36,872	36,637
Dilutive effect of options	-	-
Weighed average shares outstanding - diluted	36,872	36,637

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	April 3,	April 4,
	2010	2009
Operating activities
Net loss	$(622)	$(1,191)
Add loss from discontinued operations	78	85
Loss from continuing operations	(544)	(1,106)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,083	937
Amortization of intangible assets	210	254
Provision for warranty costs	(25)	16
Provision (credit) for accounts receivable allowances	220	(24)
Stock compensation expense	512	457
Accrual for non-cash bonus plan	299	-
Changes in operating assets and liabilities:
Accounts receivable	192	1,758
Inventories	295	(683)
Other current assets	(514)	(21)
Deferred income taxes	(209)	(454)
Other noncurrent assets	21	349
Accounts payable	531	2,478
Accrued expenses	(916)	(646)
Restructuring and other charges	12	84
Deferred revenue	(622)	(777)
Net cash provided by operating activities	545	2,622

Investing activities
Purchase of property, plant and equipment	(574)	(180)
Investment in patents and other intangible assets	(629)	(33)
Net cash used in investing activities	(1,203)	(213)

Financing activities
Net proceeds from issuance of common stock	43	57
Repayments of term loan and capital lease	-	(1,620)
Payments of loan origination costs	(823)
Net borrowings (repayments) under line of credit agreement	(9,061)	72
Net cash used in financing activities	(9,841)	(1,491)

Cash provided by (used in) discontinued operations
Operating activities	1,411	(586)
Investing activities	7,405	(28)
Net cash provided by (used in) discontinued operations	8,816	(614)

Effect of exchange rate changes on cash and cash equivalents	(683)	220

Net increase (decrease) in cash and cash equivalents	(2,366)	524
Cash and cash equivalents, beginning of period	5,843	4,738
Cash and cash equivalents, end of period	$3,477	$5,262

Supplemental disclosure of cash flow information
Cash paid for interest	$388	$120
Cash paid for income taxes	$52	$95

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 3, 2010
(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements of Presstek, Inc. and its subsidiaries (“Presstek,” the “Company,” “we” or “us”) contain all adjustments, including normal recurring adjustments, necessary to present fairly Presstek’s financial position as of April 3, 2010 and January 2, 2010, its results of operations for the three months ended April 3, 2010 and April 4, 2009 and its cash flows for the three months ended April 3, 2010 and April 4, 2009, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the interim reporting requirements of Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

The results of the three months ended April 3, 2010 are not necessarily indicative of the results to be expected for the year ending January 1, 2011.  The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2010, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2010.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Intercompany transactions and balances have been eliminated.

The Company operates and reports on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the thirteen week periods ended April 3, 2010 (the “first quarter and first three months of fiscal 2010” or the “three months ended April 3, 2010”) and April 4, 2009 (the “first quarter and first three months of fiscal 2009” or the “three months ended April 4, 2009”).

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 3, 2010
 (Unaudited)

Use of Estimates

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns; warranty obligations; allowances for doubtful accounts; slow-moving and obsolete inventories; income taxes; intangible assets, long-lived assets and deferred tax assets; stock-based compensation and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, which was filed with the SEC on March 24, 2010.  There were no significant changes to the Company’s critical accounting policies during the three months ended April 3, 2010.

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

Lasertel

On March 5, 2010, Presstek sold Lasertel to SELEX Galileo Inc. (“SELEX”). The sale of Lasertel to SELEX was for approximately $8 million in cash, certain net working capital adjustments that still need to be finalized and, in addition, Presstek was able to retain approximately $2 million of laser diodes inventory for Presstek’s future production requirements. Lasertel, as a subsidiary of SELEX, and in accordance with a supply agreement established between Lasertel and Presstek on March 5, 2010, will manufacture semiconductor laser diodes for Presstek for an initial period of three years. The net cash proceeds from this sale were used to pay down debt. SELEX also assumed the current lease on the Lasertel property in Tucson, Arizona.

Lasertel incurred an operating loss of $0.6 million during the first quarter of fiscal 2010 prior to the sale date. Presstek recorded a gain on the disposition of Lasertel of $0.5 million, bringing the aggregate loss from discontinued operations for the first quarter of 2010 to $0.1 million.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 3, 2010
(Unaudited)

Results of operations of the discontinued business of Lasertel consist of the following (in thousands, except per-share data):

	Three months ended
	April 3, 2010	April 4, 2009
Revenues from external customers	$1,394	$1,975
Loss before income taxes	(78)	(107)
Benefit from income taxes	--	(22)
Loss from discontinued operations	(78)	(85)
Earnings (loss) per share	0.00	0.00

Assets and liabilities of the discontinued business of Lasertel consist of the following (in thousands):

	April 3, 2010	January 2, 2010

Cash and cash equivalents	$--	$585
Receivables, net		2,938
Inventories		3,774
Other current assets		212
Property, plant & equipment, net		4,377
Intangible assets, net		696
Other noncurrent assets		42
Total assets	$--	$12,624

Accounts payable	$--	$729
Accrued expenses		459
Deferred gain		4,015
Total liabilities	$--	$5,203

3.  ACCOUNTS RECEIVABLE, NET

The components of Accounts receivable, net are as follows (in thousands):

	April 3, 2010	January 2, 2010

Accounts receivable	$25,560	$26,155
Less allowances	(3,382)	(3,550)
	$22,178	$22,605

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 3, 2010
(Unaudited)

4.  INVENTORIES

The components of Inventories are as follows (in thousands):

	April 3, 2010	January 2, 2010

Raw materials	$4,229	$4,485
Work in process	1,007	1,093
Finished goods	23,451	24,800
	$28,687	$30,378

5.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of Property, plant and equipment, net, are as follows (in thousands):

	April 3, 2010	January 2, 2010

Land and improvements	$1,301	$1,301
Buildings and leasehold improvements	22,412	22,443
Production and other equipment	44,865	44,900
Office furniture and equipment	9,838	9,865
Construction in process	926	571
Total property, plant and equipment, at cost	79,342	79,080
Accumulated depreciation and amortization	(55,699)	(54,773)
Net property, plant and equipment	$23,643	$24,307

Construction in process is generally related to production equipment not yet placed into service.

The Company recorded depreciation expense of $1.1 million in the first quarter of fiscal 2010 and $0.9 million in the first quarter of fiscal 2009.  Under the Company’s financing arrangements (see Note 6), all property, plant and equipment are pledged as security.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 3, 2010
(Unaudited)

6.  FINANCING ARRANGEMENTS

The components of the Company’s outstanding borrowings at April 3, 2010 and January 2, 2010 are as follows (in thousands):

	April 3, 2010	January 2, 2010

Line of credit	$8,849	$17,910

On March 5, 2010, the Company entered into a Revolving Credit and Security Agreement (“Credit Agreement”) among the Company, PNC Bank, National Association (“PNC”), as Lender and as administrative agent for Lenders (PNC, in such agency capacity, the “Agent”).

The Credit Agreement replaces the Company's Amended and Restated Credit Agreement, dated as of November 5, 2004, as amended, among the Company and RBS Citizens, National Association, as Administrative Agent and Lender, KeyBank National Association and TD Bank, N.A.

The new Credit Agreement, maturing in three years from the date of the Credit Agreement, provides for funding of up to $25.0 million.  Borrowing availability under the Revolver is determined on a percentage of eligible accounts receivable and inventory of the Company and certain of its subsidiaries.  The Company may terminate the Credit Agreement at any time prior to the maturity date upon thirty (30) days’ prior written notice and upon payment in full of all outstanding obligations under the Credit Agreement.  If the Company terminates the Credit Agreement within the first 35 months after the date on which the Credit Agreement is entered into, the Company must pay an early termination fee as specified in the Credit Agreement.  The Credit Agreement requires the Company to prepay a portion of borrowings under the Credit Agreement out of the proceeds of certain dispositions of property.

Borrowings under the Credit Agreement bear interest at the Revolving Interest Rate. The Revolving Interest Rate is defined in the Credit Agreement as an interest rate per annum equal to (i) the sum of the Alternate Base Rate plus two and one half percent (2.50%) with respect to domestic rate loans and (ii) the sum of three and one-half percent (3.50%) plus the greater of (a) the Eurodollar rate, and (b) one percent (1.0%) with respect to Eurodollar rate loans, as applicable.  The Alternate Base Rate is defined as a rate per annum, for any day, equal to the higher of (i) PNC’s published reference rate, (ii) the Federal Funds Open rate in effect on such day plus one half of one percent (0.50%) and (iii) the Daily LIBOR Rate in effect on such day plus one percent (1.0%).  The Credit Agreement requires monthly interest payments with respect to domestic rate loans and at the end of each interest period with respect to Eurodollar rate loans.

Borrowings under the Credit Agreement are secured by all of the assets of the Company and certain of its domestic and foreign subsidiaries that guaranty the obligations of the Company, including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock, owned real property and leasehold interests of the Company.

At April 3, 2010 and January 2, 2010, the Company had outstanding balances on its lines of credit of $8.8 million and $17.9 million, respectively, with interest rates of 4.8% and 7.25%, respectively.  The amounts available under the credit lines at April 3, 2010 and January 2, 2010 were $3.7 million and $6.8 million, respectively.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 3, 2010
(Unaudited)

Under the terms of the Credit Agreement, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions and divestitures, with certain exceptions.  The key financial covenants include a requirement for the Company to maintain at the end of each fiscal quarter, commencing with the fiscal quarter ending January 1, 2011, a fixed charge coverage ratio of not less than 1.0 to 1.0 and a limit on capital expenditures of $385,000 for the remainder of the Company’s first fiscal quarter in 2010, $1,238,000, $1,139,000 and $614,000 for the second, third and fourth fiscal quarters of the Company for the remainder of 2010, respectively, and $4,000,000 in each fiscal year thereafter.

The weighted average interest rate on the Company’s short-term borrowings was 4.80% at April 3, 2010.

A copy of the Credit Agreement is filed as Exhibit 10.1 to this report.

7.  ACCRUED EXPENSES

The components of accrued expenses are as follows (in thousands):

	April 3, 2010	January 2, 2010

Accrued payroll and employee benefits	$2,173	$1,732
Accrued warranty	1,173	1,260
Accrued restructuring and other charges	72	405
Accrual for non-cash bonus plan	299	-
Accrued legal	236	828
Accrued professional fees	835	827
Other	2,654	2,997
	$7,442	$8,049

The Company’s 2010 bonus plan states that employee bonuses will be issued in stock upon the achievement of the 2010 full-year targets.  As of April 3, 2010, the Company had an accrued expense related to its non-cash bonus plan of $299,000.  No bonus expenses were included in the 2009 results.

8.  ACCRUED WARRANTY

Product warranty activity in the first three months of fiscal 2010 is as follows (in thousands):

Balance at January 2, 2010	$1,260
Accruals for warranties	(24)
Utilization of accrual for warranty costs	(63)
Balance at April 3, 2010	$1,173

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 3, 2010
(Unaudited)

9.  DEFERRED REVENUE

The components of Deferred revenue are as follows (in thousands):

	April 3, 2010	January 2, 2010

Deferred service revenue	$5,043	$5,645
Deferred product revenue	835	852
	$5,878	$6,497

10.  RESTRUCTURING AND OTHER CHARGES

During the first three months of 2010, the Company utilized $0.3 million related to restructuring reserves in the United States and United Kingdom.

The expenses incurred in the first quarter of 2010 are expected to be fully paid by the second quarter of 2010.  These amounts are recorded on the restructuring and other charges line in the consolidated statements of operations.

The activity for the first three months of fiscal 2010 related to the Company’s restructuring accruals is as follows (in thousands):
	Balance January 2, 2010	Charged to expense	Utilization	Balance April 3, 2010

Severance and fringe benefits	$405	$12	$(345)	$72
Executive contractual obligations	--	--	--	--
Other exit costs	--	--	--	--
	$405	$12	$(345)	$72

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 3, 2010
(Unaudited)

11.  STOCK-BASED COMPENSATION

The Company has equity incentive plans that are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee oversees and approves which employees receive grants, the number of shares or options granted and the exercise prices and other terms of the awards.

2008 Omnibus Incentive Plan

The 2008 Omnibus Incentive Plan (the “2008 Plan”), approved by the stockholders of the Company on June 11, 2008, provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including non-employee directors), consultants and advisors of the Company and its subsidiaries.  A total of 3,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan. Awards granted under this plan may have varying vesting and termination provisions and can have no longer than a ten year contractual life. There were 969,723 options granted under this plan for the three months ended April 3, 2010 and 75,000 options granted under the 2008 Plan for the three months ended April 4, 2009.  At April 3, 2010, there were 1,960,447 options outstanding and 1,037,886 shares available for future grants under this plan.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) is designed to provide eligible employees of the Company and its participating U.S. subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three-month offering period, whichever is lower. All employees of the Company or participating subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the Company’s common stock are eligible to participate in the ESPP. A total of 950,000 shares of the Company’s common stock, subject to adjustment, have been reserved for issuance under this plan. The Company issued 20,983 shares of common stock under its ESPP for the three months ended April 3, 2010. The Company issued 28,421 shares of common stock under its ESPP for the three months ended April 4, 2009.

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

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 3, 2010
(Unaudited)

Stock based compensation expense for the three months ended April 3, 2010 and April 4, 2009 is as follows (in thousands):
	Three months ended
Stock option plan	April 3, 2010	April 4, 2009

2003 Plan	$97	$110
2008 Plan	277	205
1998 Plan	1	3
ESPP	8	10
Non-plan, non-qualified	129	129
Total	$512	$457

As of April 3, 2010, there was $3.2 million of unrecognized compensation expense related to stock option grants. The weighted average period over which the remaining unrecognized compensation expense will be recognized is 1.7 years.

Valuation Assumptions

ESPP

The fair value of the rights to purchase shares of common stock under the Company’s ESPP was estimated on the commencement date of the offering period using the Black-Scholes valuation model with the following assumptions:
	Three months ended
	April 3, 2010	April 4, 2009

Risk-free interest rate	0.15%	0.00%
Volatility	72.45%	162.48%
Expected life (in years)	0.25	0.25
Dividend yield	--	--

Based on the above assumptions, the weighted average fair values of each stock purchase right under the Company’s ESPP for the first three months of 2010 and 2009 was $0.53 and $0.89, respectively.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 3, 2010
(Unaudited)

Plan Options

The fair value of the options to purchase common stock granted in the first three months of fiscal 2010 and fiscal 2009 were under the 2008 Plan and was estimated on the respective grant dates using the Black-Scholes valuation model with the following assumptions:

	Three months ended
	April 3, 2010	April 4, 2009

Risk-free interest rate	2.61%	2.46%
Volatility	76.4%	68.48%
Expected life (in years)	5.83	5.67
Dividend yield	--	--

Based on the above assumptions, the weighted average fair value of each option to purchase a share of the Company’s common stock granted in the first three months of fiscal 2010 and fiscal 2009 under the 2008 Plan was $1.66 and $2.02, respectively.

Restricted Stock Award

There were no restricted stock grants in the first three months of fiscal 2010 and 2009.

Non-Plan Stock Options

There were no non-plan options granted in the first three months of fiscal 2010 and 2009.

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

Stock Option Activity

Stock option activity for the three months ended April 3, 2010 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at January 2, 2010	4,293,741	$6.77	6.05 years	$0.1 million
Granted	969,723	$2.47
Exercised	1,667	$3.38
Canceled/expired	40,108	$5.91
Outstanding at April 3, 2010	5,221,689	$5.98	6.52 years	$2.8 million

Exercisable at April 3, 2010	3,244,331	$7.27	5.15 years	$0.3 million

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 3, 2010
(Unaudited)

During the three months ended April 3, 2010, the total intrinsic value of stock options exercised was approximately $2 thousand.

There were no options exercised during the first quarter of fiscal 2009.

12.  INTEREST AND OTHER INCOME (EXPENSE)

The components of Interest and other income (expense), net, are as follows (in thousands):

	Three months ended
	April 3, 2010	April 4, 2009

Interest income	$1	$18
Interest expense	(302)	(74)
Other income (expense), net	(71)	516
	$(372)	$460

The amounts reported as Interest and other income (expense), net include among other items $0.1 million and $0.8 million, respectively, for losses on foreign currency transactions for the three months ended April 3, 2010 and April 4, 2009, and a $1.2 million gain from settlement of a lawsuit for the three months ended April 4, 2009.  Included in interest expense is the amortization of loan origination costs incurred in connection with the establishment of our new credit facility. The costs were capitalized and are being amortized over the three year period of the credit agreement.

13.  INCOME TAXES

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.  Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

The Company’s tax benefit was $0.1 million and $0.3 million for the three months ended April 3, 2010 and April 4, 2009, respectively, on pre-tax loss from continuing operations of $0.6 million and $1.4 million for the respective periods. The tax benefit of $0.1 million for the three month period ended April 3, 2010 primarily relates to net operating losses incurred by the Company’s European subsidiaries that are expected to be utilized in future periods.

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

At April 3, 2010, our deferred tax assets, net of valuation allowance, amounted to $1.6 million which is associated with the Company’s European and Canadian entities.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 3, 2010
(Unaudited)

14.  COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss, and all changes in equity of the Company during the period from non-owner sources.  These changes in equity are recorded as adjustments to accumulated other comprehensive loss in the Company’s Consolidated Balance Sheets.

The primary component of accumulated other comprehensive loss is unrealized gains or losses on foreign currency translation.  The components of comprehensive loss are as follows (in thousands):

	Three months ended
	April 3, 2010	April 4, 2009

Net loss	$(622)	$(1,191)
Changes in accumulated other comprehensive income:
Unrealized foreign currency translation gains (losses)	(783)	222
Comprehensive loss	$(1,405)	$(969)

15.  SEGMENT AND GEOGRAPHIC INFORMATION

Presstek is a market-focused high technology company that designs, manufactures and distributes proprietary and non-proprietary solutions to the graphic arts industries, primarily serving short-run, full-color customers. The Company’s operations are organized based on the market application of our products and related services and until quarter ending April 3, 2010 consisted of two business segments: Presstek and Lasertel. The Presstek segment is primarily engaged in the development, manufacture, sale and servicing of our patented digital imaging systems and patented printing plate technologies and related equipment and supplies for the graphic arts and printing industries, primarily serving the short-run, full-color market segment. Lasertel manufactures and develops high-powered laser diodes for sale to Presstek and external customers.

The Lasertel segment was reclassified as discontinued operations in the third quarter of fiscal 2008, once the operations became held for sale. On March 5, 2010, Presstek sold the Lasertel subsidiary to SELEX. Subsequent to the sale date, the Company will conduct business in only one industry segment, the Presstek segment. See Note 2.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 3, 2010
(Unaudited)

The Company’s classification of revenue from continuing operations by geographic area is determined by the location of the Company’s customer.  The following table summarizes revenue information by geographic area (in thousands):

	Three months ended
	April 3, 2010	April 4, 2009

United States	$22,332	$22,106
United Kingdom	4,462	4,292
All other	7.697	8,062
	$34,491	$34,460

The Company’s long-lived assets by geographic area are as follows (in thousands):

	April 3, 2010	January 2, 2010

United States	$28,007	$27,296
United Kingdom	1,744	1,620
Canada	1,354	1,328
	$31,105	$30,244

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 3, 2010
(Unaudited)

16.  RELATED PARTIES

The Company engages the services of Amster, Rothstein & Ebenstein, a law firm of which Board member Daniel S. Ebenstein is a partner.  Expenses incurred for services from this law firm were $22,000 (including $5,000 of pass-through expenses), and $0.4 million (including $0.2 million of pass-through expenses) for the three months ended April 3, 2010 and April 4, 2009, respectively.

17.  COMMITMENTS AND CONTINGENCIES

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

From time to time the Company has engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party.  In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations.  In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease.  In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”).  Generally, the Company’s liability for these recourse agreements is limited to 9.5% or less of the amount outstanding.  The maximum amount for which the Company may be liable to the financial institution for the shortfall payment was approximately $1.2 million at April 3, 2010.

Litigation

On February 4, 2008, the Company received from the SEC a formal order of investigation relating to the previously disclosed SEC inquiry regarding the Company's announcement of preliminary financial results for the third quarter of fiscal 2006. The Company is cooperating fully with the SEC's investigation.  On July 22, 2009 the Company received a “Wells” Notice from the staff of the SEC informing the Company that the staff intends to recommend that the SEC bring a civil injunctive action against the Company alleging that the Company violated Section 10(b) and 13(a) of the Securities Exchange Act of 1934, Rule 10b-5 and regulation Fair Disclosure thereunder.  The SEC staff also informed the Company that in connection with the contemplated charges, the staff may seek a permanent injunction and civil penalties. During the third quarter of 2009, the Company accrued the amount of $400,000 for a potential civil penalty, which the Company has determined to be the probable amount of penalties based upon discussions with the SEC staff. On March 9, 2010 the Company announced that it had reached a settlement of the SEC investigation and agreed to pay a civil penalty of $400,000.  The settlement is subject to U.S. District Court approval.

On September 10, 2008 a purported shareholder derivative claim against certain current and former directors and officers of the Company was filed in the United States District Court for the District of New Hampshire. The complaint alleges breaches of fiduciary duty by the defendants and seeks unspecified damages. On September 25, 2008 the parties reached agreement on a settlement of the claim, subject to documentation and receipt of court approval.  On January 21, 2010, the Court approved the settlement and dismissed the case.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 3, 2010
(Unaudited)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements, which involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described below in the section entitled “Information Regarding Forward-Looking Statements” and in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended January 2, 2010, as filed with the SEC on March 24, 2010.

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

Through our Presstek segment we generate revenue through three main sources: (i) the sale of our equipment and related workflow software, including DI® presses and CTP devices, (ii) the sale of our proprietary and non-proprietary consumables and supplies; and (iii) the servicing of offset printing systems and analog and CTP systems and related equipment.  Prior to its sale on March 5, 2010, our Lasertel segment generated revenue through the sale of high-powered laser diodes for the graphic arts, defense and industrial sectors.

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

General

We operate and report on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the thirteen week periods ended April 3, 2010 (the “first quarter and first three months of fiscal 2010” or “the three months ended April 3, 2010”) and April 4, 2009 (the “first quarter and first three months of fiscal 2009” or “the three months ended April 4, 2009”).

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

RESULTS OF OPERATIONS

Results of operations in dollars and as a percentage of revenue were as follows (in thousands of dollars):

	Three months ended
	April 3, 2010		April 4, 2009
		% of revenue		% of revenue
Revenue:
Equipment	$6,393	18.5	$4,987	14.5
Consumables	21,495	62.4	21,909	63.6
Service and parts	6,603	19.1	7,564	21.9
Total revenue	34,491	100.0	34,460	100.0

Cost of revenue:
Equipment	6,098	17.7	4,692	13.6
Consumables	11,846	34.4	11,685	33.9
Service and parts	5,154	14.9	5,989	17.4
Total cost of revenue	23,098	67.0	22,366	64.9

Gross profit	11,393	33.0	12,094	35.1

Operating expenses:
Research and development	1,081	3.1	1,260	3.7
Sales, marketing and customer support	5,284	15.3	6,365	18.5
General and administrative	5,077	14.8	5,972	17.3
Amortization of intangible assets	210	0.6	254	0.7
Restructuring and other charges	12	-	84	0.2
Total operating expenses	11,664	33.8	13,935	40.4

Operating loss	(271)	(0.8)	(1,841)	(5.3)

Interest and other income (expense), net	(372)	(1.1)	460	1.3
L Loss from continuing operations before income taxes	(643)	(1.9)	(1,381)	(4.0)
Benefit for income taxes	(99)	(0.3)	(275)	(0.8)

Loss from continuing operations	(544)	(1.6)	(1,106)	(3.2)
Loss from discontinued operations, net of tax	(78)	(0.2)	(85)	(0.2)
Net loss	$(622)	(1.8)	$(1,191)	(3.4)

Three months ended April 3, 2010 compared to three months ended April 4, 2009

Revenue

Consolidated revenues were $34.5 million in the first quarter of 2010, the same level that was achieved in the 2009 first quarter.  The flat revenue level was caused by increases in equipment sales, “growth” DI plates and thermal CTP plates and favorable exchange impacts; offset by year-on-year declines in “traditional” consumables and service revenues.

Equipment revenues increased by 28.2% to $6.4 million in the first quarter of 2010 from $5.0 million in the prior year first quarter.  During the past two years equipment sales have been significantly impacted by the deterioration of the economy.  However, we are starting to see signs of recovery in the graphics capital equipment market over the past two quarters.  Gross revenue of “growth” portfolio DI presses and peripherals increased to $4.8 million in the current year first quarter from $3.5 million in the first quarter of 2009.  Gross revenue of our remaining “growth” portfolio of equipment, Dimension Excel, Dimension Pro, Compass, and Vector platesetters, declined from $1.1 million in the first quarter of 2009 to $0.9 million in the current year quarter.  Equipment sales of our “traditional” line of products, defined as QMDI presses, polyester CTP platesetters, and conventional equipment, were also lower in the first quarter of 2010 compared to 2009 first quarter due to the on-going transition of our customer base from analog to digital technologies.  Gross revenues from our “traditional” line of equipment products declined from $1.1 million in the 2009 first quarter to $1.0 million in the current year’s quarter.  As a percentage of gross equipment revenue, sales of “growth” portfolio products increased to 84.8% of revenue in the first fiscal quarter of 2010 from 79.1% in the first fiscal quarter of 2009.

Consumables product revenues declined from $21.9 million in the first quarter of 2009 to $21.5 million in the current year quarter due primarily to the increases in our “growth” plate portfolio being more than offset by lower sales of our “traditional” portfolio of consumables.    Sales of Presstek’s “growth” portfolio of consumables, defined as 52DI, 34DI, and thermal CTP plates, increased to $8.0 million in the current quarter from $7.5 million in the first quarter of 2009.  Overall sales of Presstek’s “growth” portfolio of DI plates increased to $4.3 million in the first quarter of 2010 from $4.0 million in the prior year.  Sales of thermal CTP plates increased by 10% in the 2010 first quarter from $3.4 million in the first quarter of 2009.   Sales of Presstek’s “traditional” plate products, consisting of QMDI, other DI, and polyester plates, declined from $8.2 million in first quarter 2009 to $7.8 million in the current year’s quarter, while sales of other “traditional” consumables products declined from $6.3 million to $5.6 million in the quarter.

Service and parts revenues were $6.6 million in the first quarter of 2010 reflecting a decrease of $1.0 million, or 13%, from the prior year.  The decrease is due primarily to the impacts on service of the overall decrease in equipment placements that occurred in 2009 and a general trend by customers to delay service calls and maintenance to save money in a difficult economy.

Cost of Revenue

Consolidated cost of product, consisting of costs of material, labor and overhead, shipping and handling costs and warranty expenses, was $17.9 million in the first quarter of fiscal year 2010, compared to $16.4 million in the first quarter of fiscal year 2009, an increase of 9.6%.  The increase was due primarily to a 4% increase in product revenues and a shift in the product revenue mix in the 2010 first quarter to be more heavily weighted toward equipment sales, which have a higher portion of cost related to them.

Consolidated cost of service and parts was $5.2 million in the first quarter of fiscal year 2010, compared to $6.0 million in the same prior year period.  These amounts represent the costs of spare parts, labor and overhead associated with the ongoing service of products.  The reduction in overall cost is due primarily to a declining revenue base, as well as lower parts revenues.

Gross Profit

Consolidated gross profit as a percentage of total revenue was 33.0% in the first quarter of fiscal 2010 compared to 35.1% in the first quarter of fiscal year 2009.

Gross profit as a percentage of product revenues was 35.7% in the first quarter of fiscal 2010 compared to 39.1% in the comparable prior year period. The reduction versus the first quarter of fiscal 2009 was due primarily to an unfavorable mix of products with a higher proportion of equipment revenue which typically has lower margins and reduced productivity in our Hudson, NH manufacturing facility due to reduced volume levels.

Gross profit as a percentage of service revenues increased slightly from 20.8% in the first quarter of fiscal 2009 to 21.9% in the first quarter of fiscal 2010.

Research and Development

Research and development expenses primarily consist of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment and consumables development efforts.

Research and development expenses were $1.1 million in the first quarter of fiscal 2010 compared to $1.3 million in the first quarter of fiscal 2009.  This reduction was due primarily to lower parts and supplies expense related to product development, lower payroll costs and reduced professional service fees.

Sales, Marketing and Customer Support

Sales, marketing and customer support expenses primarily consist of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs associated with sales, marketing and customer support activities.

Sales, marketing and customer support expenses decreased from $6.4 million in the first quarter of fiscal year 2009 to $5.3 million in the first quarter of 2010, a decrease of $1.1 million, or 17.0%.  The decline in expenses resulted primarily from lower payroll costs, professional service fees and travel related costs.

General and Administrative

General and administrative expenses are primarily comprised of payroll and related expenses, including stock compensation, for personnel and contracted professional services necessary to conduct our general management, finance, information systems, human resources and administrative activities.

General and administrative expenses were $5.1 million in the first quarter of fiscal 2010 compared to $6.0 million in 2009, a decrease of $0.9 million, or 15.0%.   Lower expenses resulted primarily from lower payroll and professional service costs; offset primarily by an increase in costs related to the 2010 bonus plan, which is a non-cash expense.

Amortization of Intangible Assets

Amortization expense was $0.2 million in the first quarter of fiscal 2010, compared to $0.3 million in the prior year first quarter.  These expenses relate to intangible assets recorded in connection with the Company’s 2004 ABDick acquisition, patents and other purchased intangible assets.

Restructuring and Other Charges

We had essentially no restructuring and other charges in the first quarter of 2010.  In the first quarter of 2009, we recognized $0.1 million of restructuring costs related to employee severance.

Interest and Other Expense, Net

Net interest and other expense was $0.4 million in the first quarter of 2010 compared to net interest and other income of $0.5 million in the first quarter of 2009.  Net interest expense of $0.3 million in the first quarter of 2010 reflected an increase of $0.2 million from the comparable prior year period due to higher interest rates under the forbearance agreement with our prior revolving credit facility lender.  On March 5, 2010, we entered into a new asset based revolving credit facility and repaid all amounts outstanding under the prior revolving credit facility. The amounts reported as other income (expense), net include among other items $0.1 million and $0.8 million, respectively, for losses on foreign currency transactions for the three months ended April 3, 2010 and April 4, 2009, respectively, and a $1.2 million gain from settlement of a lawsuit for the three months ended April 4, 2009.

Provision for Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.  Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

The Company’s tax benefit was $0.1 million and $0.3 million for the three months ended April 3, 2010 and April 4, 2009, respectively, on pre-tax loss from continuing operations of $0.6 million and $1.4 million for the respective periods. The tax benefit of $0.1 million for the three month period ended April 3, 2010 primarily relates to net operating losses incurred by the Company’s European subsidiaries that are expected to be utilized in future periods.

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

At April 3, 2010, our deferred tax assets, net of valuation allowance, amounted to $1.6 million which is associated with the Company’s European and Canadian entities.

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

Lasertel

On March 5, 2010, Presstek sold Lasertel to SELEX Galileo Inc. (“SELEX”). The sale of Lasertel to SELEX was for approximately $8 million in cash, certain net working capital adjustments that still need to be finalized and, in addition, Presstek was able to retain approximately $2 million of laser diodes inventory for Presstek’s future production requirements. Lasertel, as a subsidiary of SELEX, and in accordance with a supply agreement established between Lasertel and Presstek on March 5, 2010, will manufacture semiconductor laser diodes for Presstek for an initial period of three years. The net cash proceeds from this sale were used to pay down debt. SELEX also assumed the current lease on the Lasertel property in Tucson, Arizona.

Lasertel incurred an operating loss of $0.6 million during the first quarter of fiscal 2010 prior to the sale date. Presstek recorded a gain on the disposition of Lasertel of $0.5 million, bringing the aggregate loss from discontinued operations for the first quarter of 2010 to $0.1 million.

Results of operations of the discontinued business of Lasertel consist of the following (in thousands, except per-share data):

	Three months ended
	April 3, 2010	April 4, 2009
Revenues from external customers	$1,394	$1,975
Loss before income taxes	(78)	(107)
Benefit from income taxes	--	(22)
Loss from discontinued operations	(78)	(85)
Earnings (loss) per share	0.00	0.00

Assets and liabilities of the discontinued business of Lasertel consist of the following (in thousands):

	April 3, 2010	January 2, 2010

Cash and cash equivalents	$--	$585
Receivables, net		2,938
Inventories		3,774
Other current assets		212
Property, plant & equipment, net		4,377
Intangible assets, net		696
Other noncurrent assets		42
Total assets	$--	$12,624

Accounts payable	$--	$729
Accrued expenses		459
Deferred gain		4,015
Total liabilities	$--	$5,203

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash)

We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings.  At April 3, 2010, we had $3.5 million of cash and cash equivalents and $25.0 million of working capital, including $8.8 million of short-term debt, compared to $5.3 million of cash and cash equivalents and $35.1 million of working capital, including $14.9 million of short-term debt at April 4, 2009.

Continuing Operations

Our operating activities provided $0.5 million of cash in the three months ended April 3, 2010.  Cash provided by operating activities came from a net gain after adjustments for non-cash depreciation, amortization, provisions for warranty costs,accounts receivable allowances, stock compensation expense, and non-cash bonus expense of $1.8 million, offset partially by a use of cash from operating assets and liabilities.  The use of cash related to operating assets and liabilities was, in large part, due to a decrease of $0.6 million in deferred revenue and a decrease of $0.9 million in accrued expenses. The change in accrued expenses was due mainly to the timing of transactions and related payments.

We used $1.2 million of net cash for investing activities in the first quarter of fiscal 2010 primarily comprised of additions to property, plant and equipment and additions to developed technology costs.  Our additions to property, plant and equipment relate primarily to equipment provided to our CTP plate customers.

Our financing activities used $9.8 million of cash, comprised primarily of $9.1 million of cash repayments under our lines of credit, plus $0.8 million of cash payments related to establishment of our new financing facility.

Discontinued Operations

Operating activities of discontinued operations provided $1.4 million in cash in the first three months of fiscal 2010. Investing activities of discontinued operations provided $7.4 million in cash associated with the net proceeds from the sale of Lasertel to SELEX.

 Liquidity
On March 5, 2010, the Company entered into a Revolving Credit and Security Agreement among the Company, PNC Bank, National Association (“PNC”), as Lender and as administrative agent for Lenders (PNC, in such agency capacity, the “Agent”).

The Credit Agreement replaces the Company's Amended and Restated Credit Agreement, dated as of November 5, 2004, as amended, among the Company and RBS Citizens, National Association, as Administrative Agent and Lender, KeyBank National Association and TD Bank, N.A.

The new Credit Agreement, maturing in three years from the date of the Credit Agreement, provides for funding of up to $25.0 million.  Borrowing availability under the Revolver is determined on a percentage of eligible account receivables and inventory of the Company and certain of its subsidiaries.  The Company may terminate the Credit Agreement at any time prior to the maturity date upon thirty (30) days’ prior written notice and upon payment in full of all outstanding obligations under the Credit Agreement.  If the Company terminates the Credit Agreement within the first 35 months after the date on which the Credit Agreement is entered into, the Company must pay an early termination fee as specified in the Credit Agreement.  The Credit Agreement requires the Company to prepay a portion of  borrowings under the Credit Agreement out of the proceeds of certain dispositions of property.

Borrowings under the Credit Agreement bear interest at the Revolving Interest Rate. The Revolving Interest Rate is defined in the Credit Agreement as an interest rate per annum equal to (i) the sum of the Alternate Base Rate plus two and one half percent (2.50%) with respect to domestic rate loans and (ii) the sum of three and one-half percent (3.50%) plus the greater of (a) the Eurodollar rate, and (b) one percent (1.0%) with respect to Eurodollar rate loans, as applicable.  The Alternate Base Rate is defined as a rate per annum, for any day, equal to the higher of (i) PNC’s published reference rate, (ii) the Federal Funds Open rate in effect on such day plus one half of one percent (0.50%) and (iii) the Daily LIBOR Rate in effect on such day plus one percent (1.0%).  The Credit Agreement requires monthly interest payments with respect to domestic rate loans and at the end of each interest period with respect to Eurodollar rate loans.

Borrowings under the Credit Agreement are secured by all of the assets of the Company and certain of its domestic and foreign subsidiaries that guaranty the obligations of the Company, including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock, owned real property and leasehold interests of the Company.

At April 3, 2010 and January 2, 2010, the Company had outstanding balances on its lines of credit of $8.8 million and $17.9 million, respectively, with interest rates of 4.8% and 7.25%, respectively. The amounts available under the credit lines at April 3, 2010 and January 2, 2010 were $3.7 million and $6.8 million, respectively.

Under the terms of the Credit Agreement, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions and divestitures, with certain exceptions.  The key financial covenants include a requirement for the Company to maintain at the end of each fiscal quarter, commencing with the fiscal quarter ending January 1, 2011, a fixed charge coverage ratio of not less than 1.0 to 1.0 and a limit on capital expenditures of $385,000 for the remainder of the Company’s first fiscal quarter in 2010, $1,238,000, $1,139,000 and $614,000 for the second, third and fourth fiscal quarters of the Company for the remainder of 2010, respectively, and $4,000,000 in each fiscal year thereafter.

The weighted average interest rate on the Company’s short-term borrowings was 4.80% at April 3, 2010.

We believe that existing funds, cash flows from operations, and cash available from the line of credit will be sufficient to satisfy cash requirements through at least the next twelve months.

A copy of the Credit Agreement is filed as Exhibit 10.1 to this report.

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

From time to time the Company has engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party. In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). Generally, the Company’s liability for these recourse agreements is limited to 9.5% of the amount outstanding. The maximum amount for which the Company was liable to the financial institutions for the shortfall payments was approximately $1.2 million at April 3, 2010.

On February 4, 2008, the Company received from the SEC a formal order of investigation relating to the previously disclosed SEC inquiry regarding the Company's announcement of preliminary financial results for the third quarter of fiscal 2006. The Company is cooperating fully with the SEC's investigation.  On July 22, 2009 the Company received a “Wells” Notice from the staff of the SEC informing the Company that the staff intends to recommend that the SEC bring a civil injunctive action against the Company alleging that the Company violated Section 10(b) and 13(a) of the Securities Exchange Act of 1934, Rule 10b-5 and regulation Fair Disclosure thereunder.  The SEC staff also informed the Company that in connection with the contemplated charges, the staff may seek a permanent injunction and civil penalties. During the third quarter of 2009, the Company accrued the amount of $400,000 for a potential civil penalty, which the Company has determined to be the probable amount of penalties based upon discussions with the SEC staff. On March 9, 2010 the Company announced that it had reached a settlement of the SEC investigation and agreed to pay a civil penalty of $400,000.  The settlement is subject to U.S. District Court approval.

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

Information Regarding Forward-Looking Statements

Statements other than those of historical fact contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the following:

•	our expectations regarding our ability to comply with the terms of our financing agreement;

•	the adequacy of internal cash and working capital for our operations;

•	manufacturing constraints and difficulties;

•	the introduction of competitive products into the marketplace;

•	the ability of the Company and its divisions to generate positive cash flows in the near-term, or to otherwise be profitable;

•	our ability to produce commercially competitive products;

•	the strength of our various strategic partnerships, both on manufacturing and distribution;

•	our ability to secure other strategic alliances and relationships;

•	our expectations regarding the Company’s strategy for growth, including statements regarding the Company’s expectations for continued product mix improvement;

•	our expectations regarding the balance, independence and control of our business;

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

Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors that could cause or contribute to such differences include:

•	market acceptance of and demand for our products and resulting revenues;

•	our ability to meet our stated financial objectives;

•	our dependency on our strategic partners, both on manufacturing and distribution;

•	the introduction of competitive products into the marketplace;

•	shortages of critical or sole-source component supplies;

•	the availability and quality of laser diodes;

•	the performance and market acceptance of our recently-introduced products, and our ability to invest in new product development;

•	manufacturing constraints or difficulties (as well as manufacturing difficulties experienced by our sub-manufacturing partners and their capacity constraints);

•	the impact of general market factors in the print industry in general;

•	our ability to comply with the terms of our credit facilities;

•	current capital and credit market conditions and its potentially adverse affect on our access to capital, cost of capital and business operations; and

•	Current economic conditions and its affects on the Company’s business and results from operations.

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

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended January 2, 2010 which was filed with the SEC on March 24, 2010.  There were no significant changes to the Company’s critical accounting policies in the three months ended April 3, 2010.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.  At April 3, 2010, we were not involved in any unconsolidated SPE transactions.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as the end of the period covered by this quarterly report.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective as the end of the period covered by this quarterly report.

 Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2010, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

 Item 1.  Legal Proceedings

Litigation

On February 4, 2008, the Company received from the SEC a formal order of investigation relating to the previously disclosed SEC inquiry regarding the Company's announcement of preliminary financial results for the third quarter of fiscal 2006. The Company is cooperating fully with the SEC's investigation.  On July 22, 2009 the Company received a “Wells” Notice from the staff of the SEC informing the Company that the staff intends to recommend that the SEC bring a civil injunctive action against the Company alleging that the Company violated Section 10(b) and 13(a) of the Securities Exchange Act of 1934, Rule 10b-5 and regulation Fair Disclosure thereunder.  The SEC staff also informed the Company that in connection with the contemplated charges, the staff may seek a permanent injunction and civil penalties. During the third quarter of 2009, the Company accrued the amount of $400,000 for a potential civil penalty, which the Company has determined to be the probable amount of penalties based upon discussions with the SEC staff. On March 9, 2010 the Company announced that it had reached a settlement of the SEC investigation and agreed to pay a civil penalty of $400,000.  The settlement is subject to U.S. District Court approval.

On September 10, 2008 a purported shareholder derivative claim against certain current and former directors and officers of the Company was filed in the United States District Court for the District of New Hampshire. The complaint alleges breaches of fiduciary duty by the defendants and seeks unspecified damages. On September 25, 2008 the parties reached agreement on a settlement of the claim, subject to documentation and receipt of court approval. On January 21, 2010, the Court approved the settlement and dismissed the case.

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

Except as noted with respect to the proceedings noted above, during the three months ended April 3, 2010, there have been no material changes to legal proceedings from those considered in our Annual Report on From 10-K for the year ended January 2, 2010, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2010.

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
10.1
Revolving Credit and Security Agreement dated as of March 5, 2010 by and among PNC Bank, National Association (as lender and as agent for other lenders) and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 10, 2010).

10.2	Canadian Guarantor Security Agreement, dated as of March 19, 2010 of Presstek Canada Corp./Corporation Presstek Canada in favor of PNC Bank, National Association (as lender and agent).
10.3	Charge Over Shares, dated March 5, 2010 between Presstek Overseas Corp. and PNC Bank, National Association in favor of PNC Bank, National Association (as lender and agent).
10.4	Composite Guarantee and Debenture, dated March 5, 2010 between Presstek Europe Limited and PNC Bank, National Association in favor of PNC Bank, National Association (as lender and agent).
10.5	Guarantee, dated March 19, 2010 of Presstek Canada Corp./Corporation Presstek Canada in favor of PNC Bank, National Association (as lender and agent).
10.6	Guarantor Security Agreement, dated as of March 5, 2010 between PNC Bank, National Association (as lender and agent) and Presstek Overseas Corp.
10.7	Guaranty (Corporate), dated March 5, 2010 of ABD Canada Holdings, Inc. in favor of PNC Bank, National Association (as lender and agent).
10.8	Guaranty (Corporate), dated March 5, 2010 of Presstek Overseas Corp. in favor of PNC Bank, National Association (as lender and agent).
10.9	Guaranty (Corporate), dated March 5, 2010 of SDK Realty Corp. in favor of PNC Bank, National Association (as lender and agent).
10.10	Guarantor Security Agreement, dated as of March 5, 2010 between PNC Bank National Association (as lender and agent) and ABD Canada Holdings, Inc.
10.11	Guarantor Security Agreement, dated as of March 5, 2010 between PNC Bank, National Association (as lender and agent) and SDK Realty Corp.
10.12	Pledge Agreement, dated as of March 5, 2010 between PNC Bank, National Association (as lender and agent) and Presstek, Inc.
10.13	Pledge Agreement, dated as of March 5, 2010 between PNC Bank, National Association (as lender and agent) and Presstek Overseas Corp.
10.14
Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Massachusetts), dated as of March 5, 2010 between SDK Realty Corp. and PNC Bank, National Association (as lender and agent).

10.15	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (New Hampshire), dated as of March 5, 2010 from Presstek, Inc. to PNC Bank, National Association (as lender and agent).

PRESSTEK, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSTEK, INC. (Registrant)
Date: May 13, 2010	/s/ Jeffrey A. Cook
Jeffrey A. Cook Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PRESSTEK, INC.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1
Revolving Credit and Security Agreement dated as of March 5, 2010 by and among PNC Bank, National Association (as lender and as agent for other lenders) and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 10, 2010).

10.2	Canadian Guarantor Security Agreement, dated as of March 19, 2010 of Presstek Canada Corp./Corporation Presstek Canada in favor of PNC Bank, National Association (as lender and agent).
10.3	Charge Over Shares, dated March 5, 2010 between Presstek Overseas Corp. and PNC Bank, National Association in favor of PNC Bank, National Association (as lender and agent).
10.4	Composite Guarantee and Debenture, dated March 5, 2010 between Presstek Europe Limited and PNC Bank, National Association in favor of PNC Bank, National Association (as lender and agent).
10.5	Guarantee, dated March 19, 2010 of Presstek Canada Corp./Corporation Presstek Canada in favor of PNC Bank, National Association (as lender and agent).
10.6	Guarantor Security Agreement, dated as of March 5, 2010 between PNC Bank, National Association (as lender and agent) and Presstek Overseas Corp.
10.7	Guaranty (Corporate), dated March 5, 2010 of ABD Canada Holdings, Inc. in favor of PNC Bank, National Association (as lender and agent).
10.8	Guaranty (Corporate), dated March 5, 2010 of Presstek Overseas Corp. in favor of PNC Bank, National Association (as lender and agent).
10.9	Guaranty (Corporate), dated March 5, 2010 of SDK Realty Corp. in favor of PNC Bank, National Association (as lender and agent).
10.10	Guarantor Security Agreement, dated as of March 5, 2010 between PNC Bank National Association (as lender and agent) and ABD Canada Holdings, Inc.
10.11	Guarantor Security Agreement, dated as of March 5, 2010 between PNC Bank, National Association (as lender and agent) and SDK Realty Corp.
10.12	Pledge Agreement, dated as of March 5, 2010 between PNC Bank, National Association (as lender and agent) and Presstek, Inc.
10.13	Pledge Agreement, dated as of March 5, 2010 between PNC Bank, National Association (as lender and agent) and Presstek Overseas Corp.
10.14
Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Massachusetts), dated as of March 5, 2010 between SDK Realty Corp. and PNC Bank, National Association (as lender and agent).

10.15	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (New Hampshire), dated as of March 5, 2010 from Presstek, Inc. to PNC Bank, National Association (as lender and agent).