Form 10-Q
period 2010-08-12
PRESSTEK INC /DE/
filed 2010-08-12
CIK 846876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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
Yes ☐    No ☑
As of August 09, 2010, there were 36,896,615 shares of the Registrant’s Common Stock, $0.01 par value, outstanding.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)
	July 3,	January 2,
	2010	2010

ASSETS
Current assets
Cash and cash equivalents	$2,392	$5,843
Accounts receivable, net	22,956	22,605
Inventories	30,303	30,378
Assets of discontinued operations	-	12,624
Deferred income taxes	243	243
Other current assets	2,649	2,598
Total current assets	58,543	74,291

Property, plant and equipment, net	22,699	24,307
Intangible assets, net	4,585	4,316
Deferred income taxes	1,593	1,140
Other noncurrent assets	1,216	481

Total assets	$88,636	$104,535

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Line of credit	$11,184	$17,910
Accounts payable	11,840	9,887
Accrued expenses	5,257	8,049
Deferred revenue	5,558	6,497
Liabilities of discontinued operations	-	5,203
Total current liabilities	33,839	47,546

Other long-term liabilities	122	141

Total liabilities	33,961	47,687

Stockholders' equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized, 36,896,615 and
36,854,802 shares issued and outstanding at July 3, 2010 and
January 2, 2010, respectively	368	368
Additional paid-in capital	121,297	120,005
Accumulated other comprehensive loss	(4,816)	(3,810)
Accumulated deficit	(62,174)	(59,715)
Total stockholders' equity	54,675	56,848

Total liabilities and stockholders' equity	$88,636	$104,535

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)
(Unaudited)

	Three months ended		Six months ended
	July 3,	July 4,	July 3,	July 4,
	2010	2009	2010	2009

Revenue
Equipment	$4,737	$5,213	$11,130	$10,200
Consumables	20,728	21,111	42,223	43,020
Service and parts	6,142	7,186	12,745	14,750
Total revenue	31,607	33,510	66,098	67,970

Cost of revenue
Equipment	5,249	5,171	11,347	9,863
Consumables	11,115	11,936	22,961	23,621
Service and parts	4,947	5,367	10,101	11,356
Total cost of revenue	21,311	22,474	44,409	44,840

Gross profit	10,296	11,036	21,689	23,130

Operating expenses
Research and development	972	1,164	2,053	2,424
Sales, marketing and customer support	5,780	6,884	11,064	13,249
General and administrative	5,055	6,321	10,132	12,293
Amortization of intangible assets	203	233	413	487
Restructuring and other charges	37	38	49	122
Goodwill Impairment	-	19,114	-	19,114
Total operating expenses	12,047	33,754	23,711	47,689

Operating loss	(1,751)	(22,718)	(2,022)	(24,559)
Interest and other income (expense), net	(484)	(246)	(856)	214

Loss from continuing operations before income taxes	(2,235)	(22,964)	(2,878)	(24,345)
Provision(benefit) for income taxes	(390)	16,905	(489)	16,630

Loss from continuing operations	(1,845)	(39,869)	(2,389)	(40,975)
Gain(loss) from discontinued operations, net of tax	8	(1,580)	(70)	(1,665)

Net loss	$(1,837)	$(41,449)	$(2,459)	$(42,640)

Loss per share - basic
Loss from continuing operations	$(0.05)	$(1.09)	$(0.07)	$(1.12)
Loss from discontinued operations	-	(0.04)	(0.00)	(0.04)
	$(0.05)	$(1.13)	$(0.07)	$(1.16)

Loss per share - diluted
Loss from continuing operations	$(0.05)	$(1.09)	$(0.07)	$(1.12)
Loss from discontinued operations	-	(0.04)	(0.00)	(0.04)
	$(0.05)	$(1.13)	$(0.07)	$(1.16)

Weighted average shares outstanding
Weighted average shares outstanding - basic	36,887	36,665	36,877	36,652
Dilutive effect of options	-	-	-	-
Weighed average shares outstanding - diluted	36,887	36,665	36,877	36,652

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended
	July 3,	July 4,
	2010	2009
Operating activities
Net loss	$(2,459)	$(42,640)
Add loss from discontinued operations	70	1,665
Loss from continuing operations	(2,389)	(40,975)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,147	1,854
Amortization of intangible assets	413	487
Impairment of goodwill and other assets	-	19,114
Provision for warranty costs	(60)	(247)
Provision (credit) for accounts receivable allowances	318	1,361
Stock compensation expense	1,189	962
Accrual for non-cash bonus plan	598	-
Changes in operating assets and liabilities:
Accounts receivable	(594)	2,373
Inventories	(1,402)	(2,038)
Other current assets	(112)	214
Deferred income taxes	(452)	16,617
Other noncurrent assets	166	12
Accounts payable	1,870	2,890
Accrued expenses	(3,445)	(3,241)
Restructuring and other charges	49	122
Deferred revenue	(942)	(761)
Net cash used in operating activities	(2,646)	(1,256)

Investing activities
Purchase of property, plant and equipment	(678)	(418)
Investment in patents and other intangible assets	(682)	(712)
Net cash used in investing activities	(1,360)	(1,130)

Financing activities
Net proceeds from issuance of common stock	103	233
Repayments of term loan and capital lease	-	(2,430)
Payments of loan origination costs	(967)	-
Net borrowings (repayments) under line of credit agreement	(6,726)	3,533
Net cash provided by (used in) financing activities	(7,590)	1,336

Cash provided by (used in) discontinued operations
Operating activities	1,537	(1,496)
Investing activities	7,405	(164)
Net cash provided by (used in) discontinued operations	8,942	(1,660)

Effect of exchange rate changes on cash and cash equivalents	(797)	2,425

Net decrease in cash and cash equivalents	(3,451)	(285)
Cash and cash equivalents, beginning of period	5,843	4,738
Cash and cash equivalents, end of period	$2,392	$4,453

Supplemental disclosure of cash flow information
Cash paid for interest	$525	$250
Cash paid for income taxes	$78	$136

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 3, 2010
(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements of Presstek, Inc. and its subsidiaries (“Presstek,” the “Company,” “we” or “us”) contain all adjustments, including normal recurring adjustments, necessary to present fairly Presstek’s financial position as of July 3, 2010 and January 2, 2010, its results of operations for the three and six months ended July 3, 2010 and July 4, 2009 and its cash flows for the six months ended July 3, 2010 and July 4, 2009, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the interim reporting requirements of Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

The results of the three and six months ended July 3, 2010 are not necessarily indicative of the results to be expected for the year ending January 1, 2011.  The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2010, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2010.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Intercompany transactions and balances have been eliminated.

The Company operates and reports on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the thirteen and twenty-six week periods ended July 3, 2010 (the “second quarter and first half of fiscal 2010” or the “six months ended July 3, 2010”) and July 4, 2009 (the “second quarter and first half of fiscal 2009” or the “six months ended July 4, 2009”).

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 3, 2010
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

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, which was filed with the SEC on March 24, 2010.  There were no significant changes to the Company’s critical accounting policies during the six months ended July 3, 2010.

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

Lasertel

On March 5, 2010, Presstek sold Lasertel to SELEX Galileo Inc. (“SELEX”). The sale of Lasertel to SELEX was for approximately $8 million in cash, certain net working capital adjustments that still need to be finalized and, in addition, Presstek retained approximately $2 million of laser diodes inventory for Presstek’s future production requirements. Lasertel, as a subsidiary of SELEX, and in accordance with a supply agreement established between Lasertel and Presstek on March 5, 2010, will manufacture semiconductor laser diodes for Presstek for an initial period of three years. The net cash proceeds from this sale were used to pay down debt. SELEX also assumed the current lease on the Lasertel property in Tucson, Arizona.

Lasertel incurred an operating loss of $0.6 million during the first quarter of fiscal 2010 prior to the sale date. Presstek recorded a minor adjustment in the second quarter of fiscal 2010. Presstek recorded a gain on the disposition of Lasertel of $0.5 million during the six months ended July 3, 2010, bringing the aggregate loss from discontinued operations for the first half of fiscal 2010 to approximately $0.1 million.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 3, 2010
(Unaudited)

Results of operations of the discontinued business of Lasertel consist of the following (in thousands, except per-share data):

	Three months ended		Six months ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Revenues from external customers	$--	$2,843	$1,394	$4,818
Gain (loss) before income taxes	8	(1,558)	(70)	(1,665)
Provision (benefit) from income taxes	--	22	--	--
Gain (loss) from discontinued operations	$8	$(1,580)	$(70)	$(1,665)
Earnings (loss) per share	$0.00	$(0.04)	$0.00	$(0.04)

Assets and liabilities of the discontinued business of Lasertel consist of the following (in thousands):

	July 3, 2010	January 2, 2010

Cash and cash equivalents	$--	$585
Receivables, net		2,938
Inventories		3,774
Other current assets		212
Property, plant & equipment, net		4,377
Intangible assets, net		696
Other noncurrent assets		42
Total assets	$--	$12,624

Accounts payable	$--	$729
Accrued expenses		459
Deferred gain		4,015
Total liabilities	$--	$5,203

3.  ACCOUNTS RECEIVABLE, NET

The components of Accounts receivable, net are as follows (in thousands):

	July 3, 2010	January 2, 2010

Accounts receivable	$26,324	$26,155
Less allowances	(3,368)	(3,550)
	$22,956	$22,605

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 3, 2010
(Unaudited)

4.  INVENTORIES

The components of Inventories are as follows (in thousands):

	July 3, 2010	January 2, 2010

Raw materials	$4,277	$4,485
Work in process	1,196	1,093
Finished goods	24,830	24,800
	$30,303	$30,378

5.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of Property, plant and equipment, net, are as follows (in thousands):

	July 3, 2010	January 2, 2010

Land and improvements	$1,301	$1,301
Buildings and leasehold improvements	22,415	22,443
Production and other equipment	44,778	44,900
Office furniture and equipment	9,834	9,865
Construction in process	962	571
Total property, plant and equipment, at cost	79,290	79,080
Accumulated depreciation and amortization	(56,591)	(54,773)
Net property, plant and equipment	$22,699	$24,307

Construction in process is generally related to production equipment not yet placed into service.

The Company recorded depreciation expense of $0.9 million and $1.9 million in the second quarter and first six months of fiscal 2010 and $1.0 million and $1.9 million in the second quarter and first six months of fiscal 2009.  Under the Company’s financing arrangements (see Note 7), all property, plant and equipment are pledged as security.

                   PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 3, 2010
                            (Unaudited)

 6.  GOODWILL

The Company had no goodwill balance as of January 2, 2010 or July 3, 2010. Based on events including  the decline in the Company’s stock price during the second quarter of 2009 and the unstable economic and credit conditions impacting the Company’s business, the Company identified a triggering event that  caused management to test goodwill for impairment as of July 4, 2009. After completing step one of the impairment test, the Company determined that the estimated fair value of its reporting unit was less than the carrying value of the reporting unit, requiring the completion of the second step of the impairment test.  The implied fair value of the goodwill computed in step two was less than the book value of the goodwill requiring the Company to book an impairment charge. Upon completion of step two of the analysis, the Company wrote off the entire goodwill balance. This resulted in an impairment loss of $19.1 million in the quarter ended July 4, 2009.

7.  FINANCING ARRANGEMENTS

The components of the Company’s outstanding borrowings at July 3, 2010 and January 2, 2010 are as follows (in thousands):

	July 3, 2010	January 2, 2010

Line of credit	$11,184	$17,910

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

                PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 3, 2010
(Unaudited)

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

Under the Credit Agreement the Company is required to provide monthly Borrowing Base Certificates to the Agent that become the basis for calculating the Credit Agreement’s Formula Amount.  The Formula Amount, capped at $25 million, represents the maximum amount of advances available to the Company at a given point in time.  The Formula Amount is normally calculated 20 days subsequent to the close of each fiscal month and quarter.  Because of the timing delay, the Agent utilizes a process that estimates the maximum amount available daily during each fiscal period.  As of July 3, 2010 the Formula Amount was $16.4 million and the Company had outstanding balances on its line of credit of $11.2 million with an interest rate of 4.63%.  The amount available under the credit line, based on the Formula Amount, was $5.3 million as of July 3, 2010.  The computed preliminary availability based on the daily estimation process was $2.7 million as of that date.  At January 2, 2010, the Company had outstanding balances on its previous line of credit of $17.9 million with interest rates of 7.25% and an amount available under the credit line of $6.8 million.

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

The weighted average interest rate on the Company’s short-term borrowings was 4.63% at July 3, 2010.

8.  ACCRUED EXPENSES

The components of accrued expenses are as follows (in thousands):

	July 3, 2010	January 2, 2010

Accrued payroll and employee benefits	$1,503	$1,732
Accrued warranty	992	1,260
Accrued restructuring and other charges	51	405
Accrual for non-cash bonus plan	598	-
Accrued legal	56	828
Accrued professional fees	664	827
Other	1,393	2,997
	$5,257	$8,049

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 3, 2010
(Unaudited)

The Company’s 2010 bonus plan states that employee bonuses will be issued in stock upon the achievement of the 2010 full-year targets. The Company had an accrued expense related to its non-cash bonus plan of $299,000 and $598,000 for the second quarter and first six months of fiscal 2010, respectively.  No bonus expenses were included in the 2009 results.

9.  ACCRUED WARRANTY

Product warranty activity in the first six months of fiscal 2010 is as follows (in thousands):

Balance at January 2, 2010	$1,260
Accruals for warranties	(60)
Utilization of accrual for warranty costs	(208)
Balance at July 3, 2010	$992

10.  DEFERRED REVENUE

The components of deferred revenue are as follows (in thousands):

	July 3, 2010	January 2, 2010

Deferred service revenue	$4,784	$5,645
Deferred product revenue	774	852
	$5,558	$6,497

11.  RESTRUCTURING AND OTHER CHARGES

During the first half of fiscal 2010, the Company utilized $0.4 million related to restructuring reserves in the United States and United Kingdom.  The expenses incurred during the first half of fiscal 2010 are expected to be fully paid by the third quarter of fiscal 2010. These amounts are recorded on the restructuring and other charges line in the consolidated statements of operations.

The activity for the first six months of fiscal 2010 related to the Company’s restructuring accruals is as follows (in thousands):
	Balance January 2, 2010	Charged to expense	Utilization	Balance July 3, 2010

Severance and fringe benefits	$405	$49	$(403)	$51
Executive contractual obligations	--	--	--	--
Other exit costs	--	--	--	--
	$405	$49	$(403)	$51

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 3, 2010
(Unaudited)

12.  STOCK-BASED COMPENSATION

The Company has equity incentive plans that are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee oversees and approves which employees receive grants, the number of shares or options granted and the exercise prices and other terms of the awards.

2008 Omnibus Incentive Plan

The 2008 Omnibus Incentive Plan (the “2008 Plan”), approved by the stockholders of the Company on June 11, 2008, provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including non-employee directors), consultants and advisors of the Company and its subsidiaries.  A total of 3,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan. Awards granted under this plan may have varying vesting and termination provisions and can have no longer than a ten year contractual life. There were 143,994 and 1,113,717 options granted under this plan for the three and six months ended July 3, 2010, respectively. At July 3, 2010, there were 2,104,939 options outstanding and 890,559 shares available for future grants under this plan.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) is designed to provide eligible employees of the Company and its participating U.S. subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three-month offering period, whichever is lower. All employees of the Company or participating subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the Company’s common stock are eligible to participate in the ESPP. A total of 950,000 shares of the Company’s common stock, subject to adjustment, have been reserved for issuance under this plan. The Company issued 16,328 and 37,311 shares of common stock under its ESPP for the three and six months ended July 3, 2010, respectively. The Company issued 35,253 and 63,674 shares of common stock under its ESPP for the three and six months ended July 4, 2009, respectively.

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

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 3, 2010
(Unaudited)

Stock based compensation expense for the three and six months ended July 3, 2010 and July 4, 2009 is as follows (in thousands):

	Three months ended		Six months ended
Stock option plan	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

2003 Plan	$97	$97	$194	$207
2008 Plan	443	269	720	474
1998 Plan	1	3	2	6
ESPP	8	7	15	17
Non-plan, non-qualified	129	129	258	258
Total	$678	$505	$1,189	$962

As of July 3, 2010, there was $2.9 million of unrecognized compensation expense related to stock option grants. The weighted average period over which the remaining unrecognized compensation expense will be recognized is 1.5 years.

Valuation Assumptions

ESPP

The fair value of the rights to purchase shares of common stock under the Company’s ESPP was estimated on the commencement date of the offering period using the Black-Scholes valuation model with the following assumptions:
	Three months ended		Six months ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Risk-free interest rate	0.16%	--%	0.15%	--%
Volatility	54.6%	99.4%	64.6%	127.5%
Expected life (in years)	0.25	0.25	0.25	0.25
Dividend yield	--	--	--	--

Based on the above assumptions, the weighted average fair values of each stock purchase right under the Company’s ESPP for the second quarter and first six months of fiscal 2010 was $0.61 and $0.57, respectively.  The fair values of each stock purchase right under the Company’s ESPP for the second quarter and first six months of fiscal 2009 was $0.36 and $0.60, respectively.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 3, 2010
(Unaudited)

Plan Options

The fair value of the options to purchase common stock granted in the second quarter and first six months of fiscal 2010 and fiscal 2009 were under the 2008 Plan and was estimated on the respective grant dates using the Black-Scholes valuation model with the following assumptions:

	Three months ended		Six months ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Risk-free interest rate	2.00%	2.7%	2.5%	2.6%
Volatility	76.9%	71.2%	76.4%	70.3%
Expected life (in years)	5.83	5.67	5.83	5.67
Dividend yield	--	--	--	--

Based on the above assumptions, the weighted average fair value of each option to purchase a share of the Company’s common stock granted in the second quarter and first six months of fiscal 2010 under the 2008 Plan was $2.25 and $1.73, respectively.

Restricted Stock Award

There were no restricted stock grants in the first six months of fiscal 2010 and 2009.

Non-Plan Stock Options

There were no non-plan options granted in the first six months of fiscal 2010 and 2009.

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

Stock Option Activity

Stock option activity for the six months ended July 3, 2010 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at January 2, 2010	4,346,149	$6.79	5.98 years	$0.1 million
Granted	1,113,717	$2.59
Exercised	4,502	$3.38
Canceled/expired	192,775	$10.98
Outstanding at July 3, 2010	5,262,589	$5.75	6.47 years	$1.0 million

Exercisable at July 3, 2010	3,318,981	$6.83	5.25 years	$0.3 million

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 3, 2010
(Unaudited)

During the three and six months ended July 3, 2010, the total intrinsic value of stock options exercised was approximately $3 thousand and $5 thousand, respectively.

There were no options exercised during the three and six months of fiscal 2009.

13.  INTEREST AND OTHER INCOME (EXPENSE)

The components of Interest and other income (expense), net, are as follows (in thousands):

	Three months ended		Six months ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Interest income	$4	$14	$5	$32
Interest expense	(254)	(124)	(556)	(198)
Other income (expense), net	(234)	(136)	(307)	380
	$(484)	$(246)	$(858)	$214

Included in the interest expense number is $0.1 million for loan origination costs amortization for the six month period ended July 3, 2010. The amounts reported as Other income (expense), net include among other items $0.3 million and $0.4 million, respectively, for losses on foreign currency transactions for the three and six months ended July 3, 2010 and losses on foreign currency transactions for the three and six months ended June 4, 2009 of $0.2 million and $1.0 million, respectively. Other income (expense), net for the six month period ended July 4, 2009 included a $1.2 million gain from settlement of a lawsuit.

14.  INCOME TAXES

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.  Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

The Company’s tax expense/(tax benefit) was ($0.4) million and $16.9 million for the three months ended July 3, 2010 and July 4, 2009, respectively, on pre-tax loss from continuing operations of $2.2 million and $23.0 million for the respective periods. The Company’s tax provision was  ($0.5) million and $16.6 million for the six months ended July 3, 2010 and July 4, 2009, respectively, on pre-tax income (loss) from continuing operations of ($2.9) million and ($24.3) million for the respective periods.  The tax benefit of $0.4 million for the three month period ended July 3, 2010 primarily relates to net operating losses incurred by the Company’s UK subsidiary that are expected to be utilized in future periods.

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

                  PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 3, 2010
(Unaudited)

Changes in existing laws and future results that differ from expectations may result in significant changes to the deferred tax assets valuation allowance.

At July 4, 2009.the Company recorded a $16.8 million valuation allowance associated with certain U.S. Federal and state net operating losses, tax credits and temporary differences included in the Company’s deferred tax assets.

At July 3, 2010, our deferred tax assets, net of valuation allowance, amounted to $1.8 million which is associated with the Company’s European and Canadian entities. However, if future events differ from expectations, an increase or decrease of the valuation allowance may be required.  A change in the valuation allowance occurs if there is a change in management’s assessment of the amount of net deferred tax assets that is expected to be realized in the future.

15.  COMPREHENSIVE LOSS

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

The primary component of accumulated other comprehensive loss is unrealized gains or losses on foreign currency translation.  The components of comprehensive loss are as follows (in thousands):

	Three months ended		Six months ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net loss	$(1,837)	$(41,449)	$(2,459)	$(42,640)
Changes in accumulated other comprehensive income:
Unrealized foreign currency translation losses	(223)	(1,870)	(1,006)	(2,092)
Comprehensive loss	$(2,060)	$(43,319)	$(3,465)	$(44,732)

16.  SEGMENT AND GEOGRAPHIC INFORMATION

Presstek is a market-focused high technology company that designs, manufactures and distributes proprietary and non-proprietary solutions to the graphic arts industries, primarily serving short-run, full-color customers. The Company’s operations are organized based on the market application of our products and related services and until the quarter ended April 3, 2010 consisted of two business segments: Presstek and Lasertel. The Presstek segment is primarily engaged in the development, manufacture, sale and servicing of our patented digital imaging systems and patented printing plate technologies and related equipment and supplies for the graphic arts and printing industries, primarily serving the short-run, full-color market segment. Lasertel manufactures and develops high-powered laser diodes for sale to Presstek and external customers.

                  PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 3, 2010
(Unaudited)

The Lasertel segment was reclassified as discontinued operations in the third quarter of fiscal 2008, once the operations became held for sale. On March 5, 2010, Presstek sold the Lasertel subsidiary to SELEX.  Subsequent to the sale date, the Company has conducted business in only one industry segment, the Presstek segment. See Note 2.

The Company’s classification of revenue from continuing operations by geographic area is determined by the location of the Company’s customer.  The following table summarizes revenue information by geographic area (in thousands):

	Three months ended		Six months ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

United States	$21,000	$21,814	$43,332	$43,920
United Kingdom	2,673	3,519	7,135	7,811
All other	7,934	8,177	15,631	16,239
	$31,607	$33,510	$66,098	$67,970

The Company’s long-lived assets by geographic area are as follows (in thousands):

	July 3, 2010	January 2, 2010

United States	$26,880	$27,296
United Kingdom	1,909	1,620
Canada	1,304	1,328
	$30,093	$30,244

                  PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 3, 2010
(Unaudited)

17.  RELATED PARTIES

The Company engages the services of Amster, Rothstein & Ebenstein, a law firm of which Board member Daniel S. Ebenstein is a partner.  Expenses incurred for services from this law firm were $32,000 (including $16,000 of pass-through expenses), and $54,000 (including $20,000 of pass-through expenses) for the second quarter and first six months of fiscal 2010, respectively and $0.8 million (including $0.2 million of pass-through expenses), and $1.2 million (including $0.4 million of pass-through expenses) for the second quarter and first six months of fiscal 2009, respectively.

18.  COMMITMENTS AND CONTINGENCIES

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

From time to time the Company has engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party.  In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations.  In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease.  In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”).  Generally, the Company’s liability for these recourse agreements is limited to 9.5% or less of the amount outstanding.  The maximum amount for which the Company may be liable to the financial institution for the shortfall payment was approximately $1.2 million at July 3, 2010.

Litigation

On February 4, 2008, the Company received from the SEC a formal order of investigation relating to the previously disclosed SEC inquiry regarding the Company's announcement of preliminary financial results for the third quarter of fiscal 2006.  On July 22, 2009 the Company received a “Wells” Notice from the staff of the SEC informing the Company that the staff intends to recommend that the SEC bring a civil injunctive action against the Company alleging that the Company violated Section 10(b) and 13(a) of the Securities Exchange Act of 1934, Rule 10b-5 and regulation Fair Disclosure thereunder.  The SEC staff also informed the Company that in connection with the contemplated charges, the staff may seek a permanent injunction and civil penalties. On March 9, 2010 the Company announced that it had reached a settlement of the SEC investigation and agreed to pay a civil penalty of $400,000.  On July 12, 2010 the U.S. District Court for the District of Massachusetts approved the settlement, and the Company paid the civil penalty on July 22, 2010. This matter is now concluded.

                   PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 3, 2010
(Unaudited)

In February 2008 we filed a complaint with the ITC against VIM and its manufacturing partner Hanita Coatings for infringement of Presstek’s patent and trademark rights. Presstek also sued four U.S. based distributors of VIM products: Spicers Paper, Inc., Guaranteed Service & Supplies, Inc., Ohio Graphco Inc., and Recognition Systems Inc., as well as one Canadian based distributor, AteCe Canada. The Company has settled with Ohio Graphco Inc., which has agreed to cease the importation, use and sale of VIM plates and also agreed to cooperate with the ITC in its investigation of VIM’s alleged patent infringement. Presstek sought, among other things, an order from the ITC forbidding the importation and sale of the VIM printing plates in the United States; such an order would be enforced at all U.S. borders by the U.S. Customs Service. On November 30, 2009 the ITC determined that VIM infringed Presstek’s valid and enforceable patents and ordered that the importation of the infringing VIM products into the United States be banned.  The ITC order took effect on January 30, 2010 following a required 60-day Presidential review period. In April 2008 we filed a Complaint against VIM in the Regional Court in Dusseldorf, Germany for patent infringement. In April 2009, the Regional Court found Presstek's European patents to be infringed by VIM's illegal plates. The Court ordered VIM and a German distributor named as a defendant in the action to cease all sales of infringing VIM printing plates. The German court ruled that VIM is liable to Presstek for damages, including damages relating to all VIM plate sales in Germany dating back to 2003. VIM has appealed this decision. On June 25, 2010 the infringement appeals court confirmed its opinion that VIM infringes Presstek's German Patent, and dismissed VIM's appeal.  In addition, VIM initiated a separate German court proceeding seeking to have the Company’s European patents declared invalid, and the Company is contesting this action; on June 4, 2010 the German court declared all but one of the contested patents to be valid and enforceable.

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

Commencing with this report, the Company’s reports filed with the SEC will reflect that the Company conducts business in one industry segment as a result of its sale of Lasertel on March 5, 2010.  Prior to March 5, 2010, we conducted business in two segments: (i) Presstek and (ii) Lasertel. On September 24, 2008, the Board of Directors approved a plan to sell the Lasertel subsidiary; as such the Company has presented the results of operations of this subsidiary within discontinued operations.

Operating now as one segment, Presstek generates revenue through three main sources: (i) the sale of our equipment and related workflow software, including DI® presses and CTP devices, (ii) the sale of our proprietary and non-proprietary consumables and supplies; and (iii) the servicing of offset printing systems and analog and CTP systems and related equipment.  Prior to its sale on March 5, 2010, our Lasertel segment generated external revenue through the sale of high-powered laser diodes for the graphic arts, defense and industrial sectors.

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

General

We operate and report on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the thirteen week periods ended July 3, 2010 (the “second quarter of fiscal 2010” or “the three months ended July 3, 2010”) and July 4, 2009 (the “second quarter of fiscal 2009” or “the three months ended July 4, 2009”) and the twenty-six week periods ended July 3, 2010 (“the first six months of fiscal 2010” or “the six months ended July 3, 2010” or “year-to-date 2010”) and July 4, 2009 (“the first six months of fiscal 2009” or “the six months ended July 4, 2009” or “year-to-date 2009”).

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

RESULTS OF OPERATIONS

Results of operations in dollars and as a percentage of revenue were as follows (in thousands of dollars):

	Three months ended				Six months ended
	July 3, 2010		July 4, 2009		July 3, 2010		July 4, 2009
		% of revenue		% of revenue		% of revenue		% of revenue
Revenue:
Equipment	$4,737	15.0	$5,213	15.6	$11,130	16.8	$10,200	15.0
Consumables	20,728	65.6	21,111	63.0	42,223	63.9	43,020	63.3
Service and parts	6,142	19.4	7,186	21.4	12,745	19.3	14,750	21.7
Total revenue	31,607	100.0	33,510	100.0	66,098	100.0	67,970	100.0

Cost of revenue:
Equipment	5,249	16.6	5,171	15.5	11,347	17.2	9,863	14.5
Consumables	11,115	35.1	11,936	35.6	22,961	34.7	23,621	34.8
Service and parts	4,947	15.7	5,367	16.0	10,101	15.3	11,356	16.7
Total cost of revenue	21,311	67.4	22,474	67.1	44,409	67.2	44,840	66.0

Gross profit	10,296	32.6	11,036	32.9	21,689	32.8	23,130	34.0

Operating expenses:
Research and development	972	3.1	1,164	3.5	2,053	3.1	2,424	3.6
Sales, marketing and customer support	5,780	18.3	6,884	20.5	11,064	16.8	13,249	19.5
General and administrative	5,055	16.0	6,321	18.9	10,132	15.3	12,293	18.1
Amortization of intangible assets	203	0.6	233	0.7	413	0.6	487	0.7
Restructuring and other charges	37	0.1	38	0.1	49	0.1	122	0.2
Goodwill impairment	-	-	19,114	57.0	-	-	19,114	28.1
Total operating expenses	12,047	38.1	33,754	100.7	23,711	35.9	47,689	70.2

Operating loss	(1,751)	(5.5)	(22,718)	(67.8)	(2,022)	(3.1)	(24,559)	(36.1)

Interest and other income (expense), net	(484)	(1.6)	(246)	(0.7)	(856)	(1.3)	214	0.3
L Loss from continuing operations before income taxes	(2,235)	(7.1)	(22,964)	(68.5)	(2,878)	(4.4)	(24,345)	(35.8)
Provision(benefit) for income taxes	(390)	(1.2)	16,905	50.4	(489)	(0.7)	16,630	24.5

Loss from continuing operations	(1,845)	(5.8)	(39,869)	(119.0)	(2,389)	(3.6)	(40,975)	(60.3)
Gain(loss) from discontinued operations, net of tax	8	-	(1,580)	(4.7)	(70)	(0.1)	(1,665)	(2.4)
Net loss	$(1,837)	(5.8)	$(41,449)	(123.7)	$(2,459)	(3.7)	$(42,640)	(62.7)

Three and six months ended July 3, 2010 compared to the three and six months ended July 4, 2009

Revenue

Consolidated revenue was $31.6 million and $66.1 million, respectively, for the second quarter and the first six months of 2010, a reduction of $1.9 million from the respective 2009 periods.  The revenue declines were primarily caused by decreases in “traditional” consumables and service revenues partially offset by increases in our “growth” consumables, DI plates and thermal CTP plates, in both periods.

Equipment product revenue was $4.7 million and $11.1 million in the second quarter and first six months of 2010, respectively, compared to $5.2 million and $10.2 million in the same prior year periods.  Equipment revenue decreased by $0.5 million in the second quarter compared to the 2009 quarter.  After two consecutive quarters of sequential growth, equipment revenue declined in the second quarter of 2010 compared to the first quarter results.  In the second quarter we saw a reluctance by our North American base of small to mid-sized customers to make capital equipment purchases primarily due to reduced access to financing and an increased skepticism that the US economic recovery was sustainable in the near term.  Even with the second quarter year-on-year decline, 2010 year-to-date equipment revenue levels represent an increase of $0.9 million compared to the first six months of 2009.  Gross revenue of “growth” portfolio DI presses and peripherals decreased to $2.7 million in the current year second quarter from $3.7 million in the second quarter of 2009.  However, for the first six months of 2010 DI equipment revenue increased to $7.5 million from $7.2 million in the prior year period.  Gross revenue of our remaining “growth” portfolio of equipment, Dimension Excel, Dimension Pro, Compass, and Vector platesetters, declined from $1.5 million in the second quarter of 2009 to $1.0 million in the current year quarter and declined from $2.6 million for the first six months of 2009 to $2.0 million for the current year period.  Equipment sales of our “traditional” line of products, defined as QMDI presses, polyester CTP platesetters, and conventional equipment, increased from $0.6 million in the 2009 second quarter to $1.2 million in the current year’s quarter.  Gross revenue from our “traditional” line of equipment products increased in the year-to-date 2010 period compared to the similar period in 2009 from $1.8 million in 2009 to $2.0 million in the current year period.  As a percentage of gross equipment revenue, sales of “growth” portfolio products decreased to 74% of revenue in the second fiscal quarter of 2010 from 87% in the second fiscal quarter of 2009 and decreased from 83% in the first six months of 2009 to 80% in the 2010 period.

Consumables product revenue declined from $21.1 million in the second quarter of 2009 to $20.7 million in the current year quarter and from $43.0 million for the first six months of 2009 to $42.2 million in the 2010 period.  Despite increases in our “growth” plate portfolio, overall consumables product revenue has declined due to lower sales of our “traditional” portfolio of consumables.    Sales of Presstek’s “growth” portfolio of consumables, defined as 52DI, 34DI, and thermal CTP plates, increased to $8.4 million in the current quarter from $8.0 million in the second quarter of 2009 and to $16.5 million in the first six months of 2010 from $15.4 million in the 2009 period.  Overall sales of Presstek’s “growth” portfolio of DI plates increased to $4.5 million in the second quarter of 2010 from $4.3 million in the prior year and increased to $8.7 million in the first six months of 2010 from $8.3 million in the 2009 period.  Sales of thermal CTP plates increased by 7.7% in the 2010 second quarter from $3.7 million in the second quarter of 2009 and increased 8.7% for the year-to-date 2010 period compared to $7.1 million in the first six months of 2009.   Sales of Presstek’s “traditional” plate products, consisting of QMDI, other DI, and polyester plates, declined from $7.6 million in second quarter 2009 to $7.0 million in the current year’s quarter and from $15.8 million in the first six months of 2009 to $14.8 million in the current year period.  Sales of other “traditional” consumables products declined year-over-year from $5.4 million to $5.2 million for the quarter and from $11.7 million to $10.8 million for the six month period.

Service and parts revenue was $6.1 million in the second quarter of 2010 and $12.7 million for the first six months of 2010, reflecting decreases of $1.0 million and $2.0 million, respectively, from the prior year periods.  These reductions are due primarily to the impacts on service of the overall decrease in equipment placements and a general trend by customers to delay service calls and maintenance to save money in a difficult economy.

Cost of Revenue

Consolidated cost of product, consisting of costs of material, labor and overhead, shipping and handling costs and warranty expenses, was $16.4 million in the second quarter of fiscal year 2010 and $34.3 million in the first six months of 2010, compared to $17.1 million and $33.5 million, respectively, in 2009, a decrease of 4.3% for the quarter and an increase of 2.5% for the first six months.  The quarterly decrease was due primarily to a 3.3% decline in product revenues and improved manufacturing productivity related to our consumables products.  The year-to-date increase is primarily due to a shift in the product revenue mix during the first six months of 2010 to be more heavily weighted toward equipment sales, which have a higher portion of cost related to them offset by improved consumables manufacturing productivity.

Consolidated cost of service and parts was $4.9 million in the second quarter of fiscal year 2010 and $10.1 million for the six months ended July 3, 2010, compared to $5.4 million and $11.4 million, respectively, in the same prior year periods.  These amounts represent the costs of spare parts, labor and overhead associated with the ongoing service of products.  The reduction in overall cost is due primarily to a declining revenue base.

Gross Profit

Consolidated gross profit as a percentage of total revenue was 32.6% in the second quarter of fiscal 2010 compared to 32.9% in the 2009 second quarter; and 32.8% in the first six months of 2010 compared to 34.0% for the first six months of 2009.

Gross profit as a percentage of product revenues for both the second quarter of fiscal 2010 and the first six months of 2010 was 35.7%, compared to 35.0% and 37.1%, respectively, for the comparable prior year periods. The increase in the quarter of 0.7 percentage points compared to the second quarter of fiscal 2009 was due primarily to improved manufacturing productivity related to our consumables products and a favorable mix of products with a lower proportion of equipment revenue which typically has lower margins; partially offset by reduced equipment manufacturing productivity and a higher portion of “traditional” equipment.  The gross profit percentage reduction compared to the first six months of fiscal 2009 was due primarily to an unfavorable mix of products for the six month period with a higher proportion of equipment revenue which typically has lower margins and reduced productivity in our Hudson, NH manufacturing facility due to reduced volume levels.

Gross profit as a percentage of service revenues decreased from 25.3% in the second quarter of fiscal 2009 and 23.0% for the first six months of 2009 to 19.5% and 20.7%, respectively, for the related 2010 periods.  These reductions are primarily due to reduced service revenues during 2010 from fewer equipment installations and reduced service and maintenance calls which have lowered overall service productivity.

Research and Development

Research and development expenses primarily consist of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment and consumables development efforts.

Research and development expenses were $1.0 million in the second quarter of fiscal 2010 compared to $1.2 million in the second quarter of fiscal 2009; and $2.1 million for the first six months of 2010 compared to $2.4 million for the 2009 period.  These year-on-year reductions are due primarily to lower payroll expenses, lower supplies costs and reduced professional service fees due to the timing of development projects.

Sales, Marketing and Customer Support

Sales, marketing and customer support expenses primarily consist of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs associated with sales, marketing and customer support activities.

Sales, marketing and customer support expenses decreased from $6.9 million in the second quarter of fiscal year 2009 to $5.8 million in the second quarter of 2010, a decrease of $1.1 million, or 16.0%.  Year-to-date selling, marketing and customer support expenses have declined by $2.2 million, or 16.5%, from $13.2 million in the first six months of 2009.  The reductions in expense resulted primarily from lower payroll costs, professional service fees and travel related costs; offsetting an increase in tradeshow costs in the second quarter of 2010 related primarily to the IPEX tradeshow, which occurs once every four years.

General and Administrative

General and administrative expenses are primarily comprised of payroll and related expenses, including stock compensation, for personnel and contracted professional services necessary to conduct our general management, finance, information systems, human resources and administrative activities.

General and administrative expenses were $5.1 million in the second quarter of fiscal 2010 compared to $6.3 million in 2009, a decrease of $1.3 million, or 20.0%.   Compared to the first six months of 2009 general and administrative expenses have declined by $2.2 million, or 17.6%, to $10.1 million for the 2010 period.  Lower expenses resulted primarily from lower payroll expenses, professional service costs and bad debt charges; partially offset by an increase in costs related to the 2010 bonus plan, which is a non-cash expense.

Amortization of Intangible Assets

Amortization expense was $0.2 million in the second quarter of both fiscal 2010 and 2009.  For the first six months of 2010 amortization expense was $0.4 million compared to $0.5 million for the 2009 period.  These expenses relate to intangible assets recorded in connection with the Company’s 2004 ABDick acquisition, patents and other purchased intangible assets.

Restructuring and Other Charges

The Company had only minor restructuring and other charges in the first six months for both fiscal 2010 and fiscal 2009.

Goodwill Impairment

 In the second quarter of 2009, the Company wrote off its entire remaining goodwill balance, resulting in an impairment loss of $19.1 million.  The non-cash goodwill impairment charge did not affect the company’s liquidity, cash flows from operating activities or debt covenants and will not have a material impact on future operations.

Interest and Other Expense, Net

Net interest and other expense was $0.5 million in the second quarter of 2010 compared to $0.2 million in the second quarter of 2009.  Year-to date net interest and other expense was $0.9 million for the first six months of 2010 compared to net interest and other income of $0.2 million in the prior year period.

On March 5, 2010, we entered into a new asset based revolving credit facility and repaid all amounts outstanding under the prior revolving credit facility.  Net interest expense of $0.6 million in the first six months of 2010 reflected an increase of $0.3 million from the comparable prior year period due to higher interest rates in 2010 under the forbearance agreement with our prior revolving credit facility lender and under our new asset based revolving credit facility. Additionally, included in the 2010 second quarter interest expense is $0.1 million for the amortization of loan origination costs.

The amounts reported as other income (expense), net include, among other items, losses on foreign currency transactions of $0.3 million and $0.2 million, respectively, for the 2010 and 2009 second quarters and $0.3 million and $1.0 million, respectively, for six months ended July 3, 2010 and July 4, 2009; and a $1.2 million gain from the settlement of a lawsuit in the first quarter of 2009.

Provision for Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.  Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

The Company’s tax provision/( benefit) was ($0.4) million and $16.9 million for the three months ended July 3, 2010 and July 4, 2009, respectively, on pre-tax loss from continuing operations of $2.2 million and $23.0 million for the respective periods.  The Company’s tax provision(benefit) was ($0.5) million and $16.6 million for the six months ended July 3, 2010 and July 4, 2009, respectively, on pre-tax income (loss) from continuing operations of ($2.9) million and ($24.3) million for the respective periods.  The tax benefit of $0.4 million for the three month period ended July 3, 2010 primarily relates to net operating losses incurred by the Company’s UK subsidiary that are expected to be utilized in future periods.

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

At July 4, 2009 the Company recorded a $16.8 million valuation allowance associated with certain U.S. Federal and state net operating losses, tax credits and temporary differences included in the Company’s deferred tax assets.

At July 3, 2010, our deferred tax assets, net of valuation allowance, amounted to $1.8 million which is associated with the Company’s European and Canadian entities.  However, if future events differ from expectations, an increase or decrease of the valuation allowance may be required.  A change in the valuation allowance occurs if there is a change in management’s assessment of the amount of net deferred tax assets that is expected to be realized in the future.

The effective tax rate for the six months ended July 3, 2010 was 17.06%.  The effective tax rate for the six months ended July 3, 2010 differs from the U.S. statutory rate of 34% primarily due to lower income tax rates in foreign jurisdictions and the fact that the Company has not provided any current benefit on losses generated in the U.S. for the six months ended July 3, 2010.  The effective tax rate for the six months ended July 4, 2009 differs from the U.S. statutory rate primarily due to the recording of a valuation allowance during the six months ended July 4, 2009 with respect to the Company’s U.S. deferred tax assets that existed at the beginning of fiscal 2009 as well as the lower income tax rates in foreign jurisdictions.

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

Lasertel

On March 5, 2010, Presstek sold Lasertel to SELEX Galileo Inc. (“SELEX”). The sale of Lasertel to SELEX was for approximately $8 million in cash, certain net working capital adjustments that still need to be finalized and, in addition, Presstek retained approximately $2 million of laser diodes inventory for Presstek’s future production requirements. Lasertel, as a subsidiary of SELEX, and in accordance with a supply agreement established between Lasertel and Presstek on March 5, 2010, will manufacture semiconductor laser diodes for Presstek for an initial period of three years. The net cash proceeds from this sale were used to pay down debt. SELEX also assumed the current lease on the Lasertel property in Tucson, Arizona.

Lasertel incurred an operating loss of $0.6 million during the first quarter of fiscal 2010 prior to the sale date. Presstek recorded a minor adjustment in the second quarter of fiscal 2010. Presstek recorded a gain on the disposition of Lasertel of $0.5 million during the six months ended July 3, 2010, bringing the aggregate loss from discontinued operations for the first half of fiscal 2010 to approximately $0.1 million.

Results of operations of the discontinued business of Lasertel consist of the following (in thousands, except per-share data):

	Three months ended		Six months ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Revenues from external customers	$--	$2,843	$1,394	$4,818
Gain (loss) before income taxes	8	(1,558)	(70)	(1,665)
Provision (benefit) from income taxes	--	22	--	--
Gain (loss) from discontinued operations	$8	$(1,580)	$(70)	$(1,665)
Earnings (loss) per share	$0.00	$(0.04)	$0.00	$(0.04)

Assets and liabilities of the discontinued business of Lasertel consist of the following (in thousands):

	July 3, 2010	January 2, 2010

Cash and cash equivalents	$--	$585
Receivables, net		2,938
Inventories		3,774
Other current assets		212
Property, plant & equipment, net		4,377
Intangible assets, net		696
Other noncurrent assets		42
Total assets	$--	$12,624

Accounts payable	$--	$729
Accrued expenses		459
Deferred gain		4,015
Total liabilities	$--	$5,203

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash)

We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings.  At July 3, 2010, we had $2.4 million of cash and cash equivalents and $24.7 million of working capital, including $11.2 million of short-term debt, compared to $4.5 million of cash and cash equivalents and $25.1 million of working capital, including $17.6 million of short-term debt at July 4, 2009.

Continuing Operations

Our operating activities used $2.7 million of cash in the six months ended July 3, 2010.  Cash used in operating activities came from a use of cash from changes in operating assets and liabilities and a net loss of $2.4 million partially offset by positive adjustments of $4.6 million for non-cash depreciation, amortization, provisions for warranty costs, accounts receivable allowances, stock compensation expense, and non-cash bonus expense.  The use of cash related to operating assets and liabilities was, in large part, due to a decrease of $0.9 million in deferred revenue, a decrease of $3.4 million in accrued expenses, an increase in inventory of $1.4 million, and an increase in accounts receivable of $0.6 million offset by an increase of accounts payable of $1.9 million. The change in accrued expenses was due mainly to the timing of transactions and related payments.

We used $1.4 million of net cash for investing activities in the first six months of fiscal 2010 primarily comprised of additions to property, plant and equipment and additions to developed technology costs.  Our additions to property, plant and equipment relate primarily to equipment provided to our CTP plate customers. The additions to developed technology relate to the design and prototyping of our new 75DI digital offset press.

Our financing activities used $7.6 million of cash, comprised primarily of $6.7 million of cash repayments under our lines of credit, plus $1.0 million of cash payments related to establishment of our new financing facility.

Discontinued Operations

Operating activities of discontinued operations provided $1.5 million in cash in the first six months of fiscal 2010. Investing activities of discontinued operations provided $7.4 million in cash associated with the net proceeds from the sale of Lasertel to SELEX.

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

Under the Credit Agreement the Company is required to provide monthly Borrowing Base Certificates to the Agent that become the basis for calculating the Credit Agreement’s Formula Amount.  The Formula Amount, capped at $25 million, represents the maximum amount of advances available to the Company at a given point in time.  The Formula Amount is normally calculated 20 days subsequent to the close of each fiscal month and quarter.  Because of the timing delay, the Agent utilizes a process that estimates the maximum amount available daily during each fiscal period.  As of July 3, 2010 the Formula Amount was $16.4 million and the Company had outstanding balances on its line of credit of $11.2 million with an interest rate of 4.63%.  The amount available under the credit line, based on the Formula Amount, was $5.3 million as of July 3, 2010.  The computed preliminary availability based on the daily estimation process was $2.7 million as of that date.  At January 2, 2010, the Company had outstanding balances on its previous line of credit of $17.9 million with interest rates of 7.25% and an amount available under the credit line of $6.8 million.

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

The weighted average interest rate on the Company’s short-term borrowings was 4.63% at July 3, 2010.

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

From time to time the Company has engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party. In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). Generally, the Company’s liability for these recourse agreements is limited to 9.5% of the amount outstanding. The maximum amount for which the Company was liable to the financial institutions for the shortfall payments was approximately $1.2 million at July 3, 2010.

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

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended January 2, 2010 which was filed with the SEC on March 24, 2010.  There were no significant changes to the Company’s critical accounting policies in the six months ended July 3, 2010.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.  At July 3, 2010, we were not involved in any unconsolidated SPE transactions.

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

 Changes in Internal Control over Financial Reporting

During the second quarter and first six months of fiscal 2010, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

 Item 1.  Legal Proceedings

Litigation

On February 4, 2008, the Company received from the SEC a formal order of investigation relating to the previously disclosed SEC inquiry regarding the Company's announcement of preliminary financial results for the third quarter of fiscal 2006. On July 22, 2009 the Company received a “Wells” Notice from the staff of the SEC informing the Company that the staff intends to recommend that the SEC bring a civil injunctive action against the Company alleging that the Company violated Section 10(b) and 13(a) of the Securities Exchange Act of 1934, Rule 10b-5 and regulation Fair Disclosure thereunder.  The SEC staff also informed the Company that in connection with the contemplated charges, the staff may seek a permanent injunction and civil penalties. On March 9, 2010 the Company announced that it had reached a settlement of the SEC investigation and agreed to pay a civil penalty of $400,000.  On July 12, 2010 the U.S. District Court for the District of Massachusetts approved the settlement, and the Company paid the civil penalty on July 22, 2010. The matter is now concluded.

In February 2008 we filed a complaint with the ITC against VIM and its manufacturing partner Hanita Coatings for infringement of Presstek’s patent and trademark rights. Presstek also sued four U.S. based distributors of VIM products: Spicers Paper, Inc., Guaranteed Service & Supplies, Inc., Ohio Graphco Inc., and Recognition Systems Inc., as well as one Canadian based distributor, AteCe Canada. The Company has settled with Ohio Graphco Inc., which has agreed to cease the importation, use and sale of VIM plates and also agreed to cooperate with the ITC in its investigation of VIM’s alleged patent infringement. Presstek sought, among other things, an order from the ITC forbidding the importation and sale of the VIM printing plates in the United States; such an order would be enforced at all U.S. borders by the U.S. Customs Service. On November 30, 2009 the ITC determined that VIM infringed Presstek’s valid and enforceable patents and ordered that the importation of the infringing VIM products into the United States be banned.  The ITC order took effect on January 30, 2010 following a required 60-day Presidential review period.  In April 2008 we filed a Complaint against VIM in the Regional Court in Dusseldorf, Germany for patent infringement. In April 2009, the Regional Court found Presstek's European patents to be infringed by VIM's illegal plates. The Court ordered VIM and a German distributor named as a defendant in the action to cease all sales of infringing VIM printing plates. The German court ruled that VIM is liable to Presstek for damages, including damages relating to all VIM plate sales in Germany dating back to 2003. VIM has appealed this decision. On June 25, 2010 the infringement appeals court confirmed its opinion that VIM infringes Presstek's German Patent, and dismissed VIM's appeal.  In addition, VIM initiated a separate German court proceeding seeking to have the Company’s European patents declared invalid, and the Company is contesting this action; on June 4, 2010 the German court declared all but one of the contested patents to be valid and enforceable.

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

PRESSTEK, INC. (Registrant)
Date: August 12, 2010	/s/ Jeffrey A. Cook
Jeffrey A. Cook Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PRESSTEK, INC.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.