Form 10-Q
period 2010-11-12
PRESSTEK INC /DE/
filed 2010-11-12
CIK 846876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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
Yes ☐    No ☑
As of November 8, 2010, there were 36,919,654 shares of the Registrant’s Common Stock, $0.01 par value, outstanding.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)
	October 2,	January 2,
	2010	2010

ASSETS
Current assets
Cash and cash equivalents	$2,549	$5,843
Accounts receivable, net	22,539	22,605
Inventories	30,058	30,378
Assets of discontinued operations	-	12,624
Deferred income taxes	243	243
Other current assets	2,817	2,598
Total current assets	58,206	74,291

Property, plant and equipment, net	21,788	24,307
Intangible assets, net	4,642	4,316
Deferred income taxes	2,542	1,140
Other noncurrent assets	1,140	481

Total assets	$88,318	$104,535

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Line of credit	$9,424	$17,910
Accounts payable	10,703	9,887
Accrued expenses	6,931	8,049
Deferred revenue	5,515	6,497
Liabilities of discontinued operations	-	5,203
Total current liabilities	32,573	47,546

Other long-term liabilities	109	141

Total liabilities	32,682	47,687

Stockholders' equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized, 36,919,654 and
36,854,802 shares issued and outstanding at October 2, 2010 and
January 2, 2010, respectively	369	368
Additional paid-in capital	122,055	120,005
Accumulated other comprehensive loss	(3,118)	(3,810)
Accumulated deficit	(63,670)	(59,715)
Total stockholders' equity	55,636	56,848

Total liabilities and stockholders' equity	$88,318	$104,535

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)
(Unaudited)

	Three months ended		Nine months ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Revenue
Equipment	$4,760	$3,627	$15,890	$13,827
Consumables	20,584	22,150	62,807	65,170
Service and parts	6,070	7,229	18,815	21,979
Total revenue	31,414	33,006	97,512	100,976

Cost of revenue
Equipment	4,965	8,152	16,312	18,015
Consumables	11,127	11,982	34,088	35,603
Service and parts	5,016	5,172	15,117	16,528
Total cost of revenue	21,108	25,306	65,517	70,146

Gross profit	10,306	7,700	31,995	30,830

Operating expenses
Research and development	1,154	1,379	3,207	3,803
Sales, marketing and customer support	5,302	6,276	16,366	19,525
General and administrative	4,580	4,946	14,712	17,239
Amortization of intangible assets	204	225	617	712
Restructuring and other charges	412	1,040	461	1,162
Goodwill Impairment	-	-	-	19,114
Total operating expenses	11,652	13,866	35,363	61,555

Operating loss	(1,346)	(6,166)	(3,368)	(30,725)
Interest and other income (expense), net	8	(745)	(848)	(531)

Loss from continuing operations before income taxes	(1,338)	(6,911)	(4,216)	(31,256)
Provision(benefit) for income taxes	158	(264)	(331)	16,366

Loss from continuing operations	(1,496)	(6,647)	(3,885)	(47,622)
Gain(loss) from discontinued operations, net of tax	-	706	(70)	(959)

Net loss	$(1,496)	$(5,941)	$(3,955)	$(48,581)

Loss per share - basic
Loss from continuing operations	$(0.04)	$(0.18)	$(0.11)	$(1.30)
Loss from discontinued operations	-	0.02	(0.00)	(0.02)
	$(0.04)	$(0.16)	$(0.11)	$(1.32)

Loss per share - diluted
Loss from continuing operations	$(0.04)	$(0.18)	$(0.11)	$(1.30)
Loss from discontinued operations	-	0.02	(0.00)	(0.02)
	$(0.04)	$(0.16)	$(0.11)	$(1.32)

Weighted average shares outstanding
Weighted average shares outstanding - basic	36,908	36,638	36,887	36,668
Dilutive effect of options	-	-	-	-
Weighted average shares outstanding - diluted	36,908	36,638	36,887	36,668

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	October 2,	October 3,
	2010	2009
Operating activities
Net loss	$(3,955)	$(48,581)
Add loss from discontinued operations	70	959
Loss from continuing operations	(3,885)	(47,622)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,204	2,860
Amortization of intangible assets	617	712
Impairment of goodwill and other assets	-	19,114
Provision for warranty costs	(55)	(388)
Provision (credit) for accounts receivable allowances	607	2,072
Stock compensation expense	2,506	1,351
Deferred income taxes	(338)	16,318
Changes in operating assets and liabilities:
Accounts receivable	(388)	3,312
Inventories	(1,106)	3,441
Other current assets	(309)	(227)
Other noncurrent assets	248	2
Accounts payable	837	(1,896)
Accrued expenses	(2,141)	(3,047)
Restructuring and other charges	461	1,162
Deferred revenue	(973)	(448)
Net cash used in operating activities	(715)	(3,284)

Investing activities
Purchase of property, plant and equipment	(802)	(675)
Investment in patents and other intangible assets	(943)	(728)
Net cash used in investing activities	(1,745)	(1,403)

Financing activities
Net proceeds from issuance of common stock	143	270
Repayments of term loan and capital lease	-	(3,240)
Payments of loan origination costs	(973)	-
Net borrowings (repayments) under line of credit agreement	(8,486)	10,197
Net cash (used in) provided by financing activities	(9,316)	7,227

Cash provided by (used in) discontinued operations
Operating activities	1,452	(2,098)
Investing activities	7,372	(207)
Net cash provided by (used in) discontinued operations	8,824	(2,305)

Effect of exchange rate changes on cash and cash equivalents	(342)	2,247

Net (decrease) increase in cash and cash equivalents	(3,294)	2,482
Cash and cash equivalents, beginning of period	5,843	4,738
Cash and cash equivalents, end of period	$2,549	$7,220

Supplemental disclosure of cash flow information
Cash paid for interest	$697	$347
Cash paid for income taxes	$32	$40

The accompanying notes are an integral part of these consolidated financial statements.

                        PRESSTEK, INC. AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            October 2, 2010
                         (Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements of Presstek, Inc. and its subsidiaries (“Presstek,” the “Company,” “we” or “us”) contain all adjustments, including normal recurring adjustments, necessary to present fairly Presstek’s financial position as of October 2, 2010 and January 2, 2010, its results of operations for the three and nine months ended October 2, 2010 and October 3, 2009 and its cash flows for the nine months ended October 2, 2010 and October 3, 2009, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the interim reporting requirements of Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

The results of the three and nine months ended October 2, 2010 are not necessarily indicative of the results to be expected for the year ending January 1, 2011.  The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2010, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2010.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Intercompany transactions and balances have been eliminated.

The Company operates and reports on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the thirteen week periods ended October 2, 2010 (the “third quarter of fiscal 2010” or “the three months ended October 2, 2010”) and October 3, 2009 (the “third quarter of fiscal 2009” or “the three months ended October 3, 2009”) and the thirty-nine week periods ended October 2, 2010 (“the first nine months of fiscal 2010” or “the nine months ended October 2, 2010” or “year-to-date 2010”) and October 3, 2009 (“the first nine months of fiscal 2009” or “the nine months ended October 3, 2009” or “year-to-date 2009”. )

Use of Estimates

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

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, which was filed with the SEC on March 24, 2010.  There were no significant changes to the Company’s critical accounting policies during the nine months ended October 2, 2010.

                                    PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         October 2, 2010
              (Unaudited)

2. DISCONTINUED OPERATIONS

The Company accounts for its discontinued operations under the provisions of FASB Accounting Standards Codification Topic 360. Accordingly, results of operations and the related charges for discontinued operations have been classified as “Gain(loss) from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations. Assets and liabilities of discontinued operations have been reclassified and reflected on the accompanying Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations”. For comparative purposes, all prior periods presented have been reclassified on a consistent basis.

Lasertel

On March 5, 2010, Presstek sold Lasertel to SELEX Galileo Inc. (“SELEX”). The sale of Lasertel to SELEX was for approximately $8 million in cash and, in addition, Presstek retained approximately $2 million of laser diodes inventory for Presstek’s future production requirements. Lasertel, as a subsidiary of SELEX, and in accordance with a supply agreement established between Lasertel and Presstek on March 5, 2010, will manufacture semiconductor laser diodes for Presstek for an initial period of three years. The net cash proceeds from this sale were used to pay down debt. SELEX also assumed the current lease on the Lasertel property in Tucson, Arizona.

Lasertel incurred an operating loss of $0.6 million during the first quarter of fiscal 2010 prior to the sale date. Presstek recorded minor adjustments in the second and third quarters of fiscal 2010. Presstek recorded a gain on the disposition of Lasertel of $0.5 million during the first quarter of 2010, bringing the aggregate loss from discontinued operations for the first nine months of fiscal 2010 to approximately $0.1 million.

Results of operations of the discontinued business of Lasertel included in the Company’s Statements of Operations consist of the following (in thousands, except per-share data):

	Three months ended		Nine months ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Revenues from external customers	$-	$4,273	$1,394	$9,091
Gain (loss) before income taxes	-	706	(70)	(959)
Provision (benefit) from income taxes	--	--	--	--
Gain (loss) from discontinued operations	$-	$706	$(70)	$(959)
Earnings (loss) per share	$0.00	$0.02	$0.00	$(0.02)

                 PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
         October 2, 2010
              (Unaudited)

The Company had no assets and liabilities of the discontinued business of Lasertel at October 2, 2010. Assets and liabilities of Lasertel as of January 2, 2010 consist of the following (in thousands):

Cash and cash equivalents	$585
Receivables, net	2,938
Inventories	3,774
Other current assets	212
Property, plant & equipment, net	4,377
Intangible assets, net	696
Other noncurrent assets	42
Total assets	$12,624

Accounts payable	$729
Accrued expenses	459
Deferred gain	4,015
Total liabilities	$5,203

3.  ACCOUNTS RECEIVABLE, NET

The components of Accounts receivable, net are as follows (in thousands):

	October 2, 2010	January 2, 2010

Accounts receivable	$26,227	$26,155
Less allowances	(3,688)	(3,550)
	$22,539	$22,605

4.  INVENTORIES

The components of Inventories are as follows (in thousands):

	October 2, 2010	January 2, 2010

Raw materials	$3,923	$4,485
Work in process	1,145	1,093
Finished goods	24,990	24,800
	$30,058	$30,378

                                      PRESSTEK, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
           October 2, 2010
          (Unaudited)

5.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of Property, plant and equipment, net, are as follows (in thousands):

	October 2, 2010	January 2, 2010

Land and improvements	$1,301	$1,301
Buildings and leasehold improvements	22,438	22,443
Production and other equipment	43,920	44,900
Office furniture and equipment	10,873	9,865
Construction in process	676	571
Total property, plant and equipment, at cost	79,208	79,080
Accumulated depreciation and amortization	(57,420)	(54,773)
Net property, plant and equipment	$21,788	$24,307

Construction in process is generally related to production equipment not yet placed into service. Under the Company’s financing arrangements (see Note 7), all property, plant and equipment are pledged as security.

The Company recorded depreciation expense of $1.1 million and $3.2 million in the third quarter and first nine months of fiscal 2010 and $1.0 million and $2.9 million in the third quarter and first nine months of fiscal 2009.

 6.  GOODWILL

The Company had no goodwill balance as of January 2, 2010 or October 2, 2010. Based on events during the second quarter of 2009, including the decline in the Company’s stock price and the unstable economic and credit conditions impacting the Company’s business, the Company identified a triggering event that caused management to test goodwill for impairment as of July 4, 2009. After completing step one of the impairment test, the Company determined that the estimated fair value of its reporting unit was less than the carrying value of the reporting unit, requiring the completion of the second step of the impairment test.  The implied fair value of the goodwill computed in step two was less than the book value of the goodwill requiring the Company to book an impairment charge. Upon completion of step two of the analysis, the Company wrote off the entire goodwill balance. This resulted in an impairment loss of $19.1 million in the quarter ended July 4, 2009.

                                        PRESSTEK, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     October 2, 2010
                                   (Unaudited)

7.  FINANCING ARRANGEMENTS

The components of the Company’s outstanding borrowings at October 2, 2010 and January 2, 2010 are as follows (in thousands):

	October 2, 2010	January 2, 2010

Line of credit	$9,424	$17,910

On March 5, 2010, the Company entered into a Revolving Credit and Security Agreement (“Credit Agreement”) among the Company, PNC Bank, National Association (“PNC”), as Lender and as administrative agent for Lenders (PNC, in such agency capacity, the “Agent”).

The Credit Agreement replaced the Company's Amended and Restated Credit Agreement, dated as of November 5, 2004, as amended, among the Company and RBS Citizens, National Association, as Administrative Agent and Lender, KeyBank National Association and TD Bank, N.A.

The Credit Agreement, maturing in three years from the date of the Credit Agreement, provides for funding of up to $25.0 million through a revolving credit facility (the “Revolver”).  Borrowing availability under the Revolver is determined based on a percentage of eligible accounts receivable and inventory of the Company and certain of its subsidiaries.  The Company may terminate the Credit Agreement at any time prior to the maturity date upon thirty (30) days’ prior written notice and upon payment in full of all outstanding obligations under the Credit Agreement.  If the Company terminates the Credit Agreement within the first 35 months the Company must pay an early termination fee as specified in the Credit Agreement.  The Credit Agreement requires the Company to prepay a portion of borrowings under the Credit Agreement out of the proceeds of certain dispositions of property.

Borrowings under the Credit Agreement bear interest at the Revolving Interest Rate. The Revolving Interest Rate is calculated differently for domestic rate loans and for Eurodollar rate loans.  For domestic rate loans the interest rate per annum is equal to the sum of the Alternate Base Rate plus two and one half percent (2.50%).  The Alternate Base Rate is defined as a rate per annum, for any day, equal to the higher of (i) PNC’s published reference rate, (ii) the Federal Funds Open rate in effect on such day plus one half of one percent (0.50%) or (iii) the Daily LIBOR Rate in effect on such day plus one percent (1.0%). For Eurodollar rate loans the interest rate per annum is equal to the sum of three and one-half percent (3.50%) plus the greater of (a) the Eurodollar rate, or (b) one percent (1.0%)..   The Credit Agreement requires monthly interest payments with respect to domestic rate loans and a payment at the end of each interest period with respect to Eurodollar rate loans.

Borrowings under the Credit Agreement are secured by all of the assets of Presstek, Inc. and certain of its domestic and foreign subsidiaries that guaranty the obligations of Presstek, Inc., including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock, owned real property and leasehold interests of the Company.

Under the Credit Agreement the Company is required to provide monthly Borrowing Base Certificates to the Agent that become the basis for calculating the Credit Agreement’s Formula Amount.  The Formula Amount, capped at $25 million, represents the maximum amount of advances available to the Company at a given point in time.  The Formula Amount is normally calculated 20 days subsequent to the close of each fiscal month and quarter.  Because of the timing delay, the Agent utilizes a process that estimates the maximum amount available daily during each

                                  PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 October 2, 2010
             (Unaudited)

fiscal period.  As of October 2, 2010 the Formula Amount was $16.8 million and the Company had outstanding balances on its line of credit of $9.4 million.  The amount available under the credit line, based on the Formula Amount, was $7.3 million as of October 2, 2010.  The computed preliminary availability based on the daily estimation process was $5.3 million as of that date.  At January 2, 2010, the Company had outstanding balances on its previous line of credit of $17.9 million and an amount available under the credit line of $6.8 million.

Under the terms of the Credit Agreement, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions and divestitures, with certain exceptions.  The key financial covenants include a requirement for the Company to maintain at the end of each fiscal quarter, commencing with the fiscal quarter ending January 1, 2011, a fixed charge coverage ratio of not less than 1.0 to 1.0 and a limit on capital expenditures for the Company’s first, second, third and fourth fiscal quarters in 2010 of $385,000, $1,238,000, $1,139,000 and $614,000, respectively, and $4,000,000 in each fiscal year thereafter.

The weighted average interest rate on the Company’s short-term borrowings was 5.01% at October 2, 2010 and 7.25% at January 2, 2010.

8.  ACCRUED EXPENSES

The components of Accrued expenses are as follows (in thousands):

	October 2, 2010	January 2, 2010

Accrued payroll and employee benefits	$1,898	$1,732
Accrued warranty	988	1,260
Accrued restructuring and other charges	347	405
Accrual for non-cash bonus plan	598	-
Accrued legal	101	828
Accrued professional fees	768	827
Other	2,231	2,997
	$6,931	$8,049

The Company’s 2010 bonus plan states that employee bonuses will be issued in stock upon the achievement of the 2010 full-year targets. The Company had an accrued expense related to its non-cash bonus plan of $598,000 for the first nine months of fiscal 2010.  No bonus expenses were included in the 2009 results.

9.  ACCRUED WARRANTY

Product warranty activity in the first nine months of fiscal 2010 is as follows (in thousands):

Balance at January 2, 2010	$1,260
Accruals for warranties	56
Utilization of accrual for warranty costs	(328)
Balance at October 2, 2010	$988

                         PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 2, 2010
                    (Unaudited)
10.  DEFERRED REVENUE

The components of Deferred revenue are as follows (in thousands):

	October 2, 2010	January 2, 2010

Deferred service revenue	$4,958	$5,645
Deferred product revenue	557	852
	$5,515	$6,497

11.  RESTRUCTURING AND OTHER CHARGES

During the first nine months of fiscal 2010, the Company utilized $0.5 million of reserves related to restructuring and other charges in the United States and United Kingdom.  The expenses incurred during the first nine months of fiscal 2010 are expected to be fully paid by the third quarter of fiscal 2011. These amounts are recorded on the restructuring and other charges line in the consolidated statements of operations.

The activity for the first nine months of fiscal 2010 related to the Company’s restructuring and other charges accruals is as follows (in thousands):
	Balance January 2, 2010	Charged to expense	Utilization	Balance October 2, 2010

Severance and fringe benefits	$405	$461	$(519)	$347

12.  STOCK-BASED COMPENSATION

The Company has equity incentive plans that are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee oversees and approves which employees receive grants, the number of shares or options granted and the exercise prices and other terms of the awards.

The 2003 Stock Option and Incentive Plan

The 2003 Stock option and Incentive Plan (the “2003 Plan”) provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including those directors who are not an employee or officer of the Company, such directors being referred to as Non-Employee Directors), consultants and advisors of the Company and its subsidiaries.  A total of 2,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan.  Any future options granted under the 2003 Plan will become exercisable at such times and subject to such terms and conditions as the Board of Directors or Committee may specify at the time of each grant.  At October 2, 2010, there were 1,898,067 options outstanding under the 2003 Plan, and 31,533 shares available for future grants under this plan.  The options will expire at various dates prescribed by the individual option grants.

                           PRESSTEK, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                      October 2, 2010
                    (Unaudited)

With respect to all stock options previously granted to the Company’s executive officers and other current employees and Non-Employee Directors under the 2003 Stock Plan, the Compensation Committee approved on September 30, 2010 an amendment to the exercise prices of such options so that each such option outstanding shall have an exercise price equal to the per share closing price of the Company’s common stock on that date of $2.19 per share.  The amendment did not change the vesting schedules or any of the other terms of the respective stock options.  As a result of the repricing of the options, the Company incurred a non-cash charge of $283,000 to stock-based compensation expense during the third quarter of fiscal year 2010 and an additional $54,000 which is being amortized over the remaining vesting period of the related options.  This modification affected 331 employees who held 724,300 stock options on September 30, 2010.  For purposes of stock activity disclosure the amended options are treated as option cancelations and new option grants with the only change from the original grant being the revised option price.

2008 Omnibus Incentive Plan

The 2008 Omnibus Incentive Plan (the “2008 Plan”), approved by the stockholders of the Company on June 11, 2008, provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including Non-Employee Directors), consultants and advisors of the Company and its subsidiaries.  A total of 3,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan. Awards granted under this plan may have varying vesting and termination provisions and can have no longer than a ten year contractual life. There were 191,000 and 1,304,717 options granted under this plan for the three and nine months ended October 2, 2010, respectively. At October 2, 2010, there were 2,168,606 options outstanding and 826,892 shares available for future grants under this plan.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) is designed to provide eligible employees of the Company and its participating U.S. subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three-month offering period, whichever is lower. All employees of the Company or participating subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the Company’s common stock are eligible to participate in the ESPP. A total of 950,000 shares of the Company’s common stock, subject to adjustment, have been reserved for issuance under this plan. The Company issued 23,039 and 60,350 shares of common stock under its ESPP for the three and nine months ended October 2, 2010, respectively. The Company issued 35,207 and 98,881 shares of common stock under its ESPP for the three and nine months ended October 3, 2009, respectively. At October 2, 2010, there were 435,170 shares available for future grants under this plan.

Restricted Stock and Non-plan Stock Options

In the second quarter of fiscal 2007, the Company granted 300,000 shares of restricted stock to its President and CEO and also granted stock options with respect to 1,000,000 shares of Common Stock to its CEO under a non-plan, non-qualified stock option agreement. The award of restricted stock vested on May 10, 2007, the effective date of the CEO’s employment agreement with the Company. The stock options granted under the stock option agreement provide for vesting of 200,000 on May 10, 2007, 200,000 on January 1, 2008, 200,000 on January 1, 2009, 200,000 on January 1, 2010 and 200,000 on January 1, 2011, subject to the CEO’s continuing employment with the Company on the respective vesting dates. In the event of the CEO’s termination of employment other than for cause, the voluntary termination of employment for “Good Reason” (as defined in an employment agreement with the CEO), or if the CEO’s employment terminates as a result of death or disability, then all unvested options shall immediately vest.

                          PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 2, 2010
(Unaudited)

Stock-Based Compensation

Stock-based compensation associated with stock option grants to all officers, directors, and employees is included as a component of “General and administrative expense” in the Company’s Consolidated Statements of Operations.

Stock based compensation expense for the three and nine months ended October 2, 2010 and October 3, 2009 is as follows (in thousands):
	Three months ended		Nine months ended
Stock option plan	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

2003 Plan	$341	$97	$535	$304
2008 Plan	242	159	962	632
1998 Plan	-	(3)	2	3
ESPP	7	7	22	24
Non-plan, non-qualified	129	129	387	387
Total	$719	$389	$1,909	$1,350

As of October 2, 2010, there was $2.7 million of unrecognized compensation expense related to stock option grants. The weighted average period over which the remaining unrecognized compensation expense will be recognized is 1.6 years.

Valuation Assumptions

ESPP

The fair value of the rights to purchase shares of common stock under the Company’s ESPP was estimated on the commencement date of the offering period using the Black-Scholes valuation model with the following assumptions:
	Three months ended		Nine months ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Risk-free interest rate	0.16%	--%	0.16%	--%
Volatility	82.3%	108%	71.4%	119.5%
Expected life (in years)	0.25	0.25	0.25	0.25
Dividend yield	--	--	--	--

Based on the above assumptions, the weighted average fair values of each stock purchase right under the Company’s ESPP for the third quarter and first nine months of fiscal 2010 was $0.49 and $0.54, respectively.  The fair values of each stock purchase right under the Company’s ESPP for the third quarter and first nine months of fiscal 2009 was $0.34 and $0.51, respectively.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 2, 2010
(Unaudited)

Plan Options

The fair value of the options to purchase common stock granted in the third quarter and first nine months of fiscal 2010 and fiscal 2009 under the 2008 Plan and were estimated on the respective grant dates using the Black-Scholes valuation model with the following assumptions:

	Three months ended		Nine months ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Risk-free interest rate	1.26%	--%	2.34%	2.6%
Volatility	77.6%	108%	76.6%	70.3%
Expected life (in years)	5.83	5.67	5.83	5.67
Dividend yield	--	--	--	--

Based on the above assumptions, the weighted average fair value of each option to purchase a share of the Company’s common stock granted in the third quarter and first nine months of fiscal 2010 under the 2008 Plan was $1.48 and $1.70, respectively.   The weighted average fair value of each option to purchase a share of the Company’s common stock granted in the first nine months of fiscal 2009 was $1.24.  No options were granted in the third quarter of 2009.

The fair value of the options to purchase common stock granted in the third quarter and first nine months of fiscal 2010 under the 2003 Plan were estimated on the respective grant date using the Black-Scholes valuation model with the following assumptions for the three and nine months ended October 2, 2010:

Risk-free interest rate	1.26%
Volatility	77.6%
Expected life (in years)	5.83
Dividend yield	--

Based on the above assumptions, the weighted average fair value of each option to purchase a share of the Company’s common stock granted in the third quarter and first nine months of fiscal 2010 under the 2003 Plan was $1.45. There were no 2003 Plan grants in the third quarter and first nine months of fiscal 2009.

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

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 2, 2010
(Unaudited)

Stock Option Activity

Stock option activity for the nine months ended October 2, 2010 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at January 2, 2010	4,313,116	$6.78	6.13 years	$0.1 million
Granted	2,154,017	$2.40
Exercised	4,502	$3.38
Canceled/expired	1,127,408	$7.35
Outstanding at October 2, 2010	5,335,223	$4.89	6.51 years	$0.1 million

Exercisable at October 2, 2010	3,375,237	$5.94	5.29 years	$ 0.1 million

There were no options exercised during the three months ended October 2, 2010. During the nine months ended October 2, 2010, the total intrinsic value of stock options exercised was approximately $5 thousand.

There were no options exercised during the three and nine months of fiscal 2009.

13.  INTEREST AND OTHER INCOME (EXPENSE)

The components of Interest and other income (expense), net, are as follows (in thousands):

	Three months ended		Nine months ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Interest income	$12	$9	$17	$41
Interest expense	(260)	(500)	(816)	(698)
Other income (expense), net	256	(254)	(49)	126
	$8	$(745)	$(848)	$(531)

Included in the interest expense number is $0.1 million and $0.2 million for loan origination costs amortization for the three and nine month period ended October 2, 2010, respectively. The amounts reported as Interest and Other income (expense), net  for the three and nine months ended October 3, 2009 include among other items a $0.3 million charge for the forbearance fee included in Interest expense and a charge of $0.4 million for the civil penalty paid to the Securities and Exchange Commission included in Other expense. The amounts reported as Other income (expense), net include among other items $0.3 million and $0.2 million, respectively, for gains on foreign currency transactions for the three months ended October 2, 2010 and October 3, 2009 and losses on foreign currency transactions for the nine months ended October 2, 2010 and October 3, 2009 of $0.1 million and $0.8 million, respectively.  Other income (expense), net for the nine month period ended October 3, 2009 included a $1.2 million gain from settlement of a lawsuit.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 2, 2010
(Unaudited)

14.  INCOME TAXES

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.  Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

The Company’s tax provision/(benefit)  was $0.2 million and ($0.3) million for the three months ended October 2, 2010 and October 3, 2009, respectively, on pre-tax loss from continuing operations of $1.3 million and $6.9 million for the respective periods. The Company’s tax provision/(benefit) was  ($0.3) million and $16.4 million for the nine months ended October 2, 2010 and October 3, 2009, respectively, on pre-tax loss from continuing operations of $4.2 million and $31.3 million for the respective periods.  The tax expense of $0.2 million for the three month period ended October 2, 2010 primarily relates to a UK corporation tax rate change and expenses of affiliated companies incurred by the Company’s UK subsidiary that received no tax benefit.

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

At October 2, 2010, our deferred tax assets, net of valuation allowance, amounted to $2.8 million which is associated with the Company’s European and Canadian entities. Deferred Tax assets increased by $1.0 million as the Company recorded a deferred tax asset related to foreign exchange losses reported in OCI on intercompany debt. However, if future events differ from expectations, an increase or decrease of the valuation allowance may be required.  A change in the valuation allowance occurs if there is a change in management’s assessment of the amount of net deferred tax assets that is expected to be realized in the future.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 2, 2010
(Unaudited)

15.  COMPREHENSIVE INCOME (LOSS)

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

The primary component of accumulated other comprehensive loss is unrealized gains or losses on foreign currency translation.  The components of comprehensive loss are as follows (in thousands):

	Three months ended		Nine months ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net loss	$(1,496)	$(5,941)	$(3,955)	$(48,581)
Changes in accumulated other comprehensive income:
Unrealized foreign currency translation gains	1,698	283	692	1,810
Comprehensive income (loss)	$202	$(5,658)	$(3,263)	$(46,771)

16.  SEGMENT AND GEOGRAPHIC INFORMATION

Presstek is a market-focused high technology company that designs, manufactures and distributes proprietary and non-proprietary solutions to the printing and communications industries, primarily serving short-run, full-color customers. The Company’s operations are organized based on the market application of our products and related services and until the quarter ended April 3, 2010 consisted of two business segments: Presstek and Lasertel. The Presstek segment is primarily engaged in the development, manufacture, sale and servicing of our patented digital imaging systems and patented printing plate technologies and related equipment and supplies for the graphic arts and printing industries, primarily serving the short-run, full-color market segment. Lasertel, which was sold to a third party (see Note 2), manufactures and develops high-powered laser diodes for sale to Presstek and other customers.

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
October 2, 2010
(Unaudited)

The Company’s classification of revenue from continuing operations by geographic area is determined by the location of the Company’s customer.  The following table summarizes revenue information by geographic area (in thousands):

	Three months ended		Nine months ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

United States	$20,672	$23,691	$64,004	$67,611
United Kingdom	3,680	3,273	10,815	11,083
All other	7,062	6,042	22,693	22,282
	$31,414	$33,006	$97,512	$100,976

The Company’s long-lived assets by geographic area are as follows (in thousands):

	October 2, 2010	January 2, 2010

United States	$26,123	$27,296
United Kingdom	2,850	1,620
Canada	1,139	1,328
	$30,112	$30,244

17.  RELATED PARTIES

The Company engages the services of Amster, Rothstein & Ebenstein, a law firm of which Board member Daniel S. Ebenstein is a partner.  Expenses incurred for services from this law firm were $45,000 (including $20,000 of pass-through expenses), and $99,000 (including $41,000 of pass-through expenses) for the third quarter and first nine months of fiscal 2010, respectively, and $42,000 (including $36,000 of pass-through expenses), and $1.2 million (including $0.4 million of pass-through expenses) for the third quarter and first nine months of fiscal 2009, respectively.

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

From time to time the Company engages in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party.  From time to time, the Company will retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations, with such recourse being limited to a percentage of the amount financed.  Under these arrangements, in the event of a default on the equipment lease, the Company may refurbish and remarket repossessed equipment on behalf of the leasing company. In these circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would reimburse the financing company for any

                          PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 2, 2010
(Unaudited)

shortfall in sale price (a “shortfall payment”) up to a pre-determined limited amount.  Generally, the Company’s liability for these recourse agreements is limited to 9.5% or less of the amount outstanding.  The maximum aggregate amount for which the Company may be liable to financing institutions for these shortfall payments was approximately $1.0 million at October 2, 2010.

Litigation

Presstek is a party to litigation that it considers routine and incidental to its business and it does not expect the results of any of these actions to have a material adverse effect on its business, results of operation or financial condition.

In April 2009 the Company initiated a declaratory judgment action in the United States District Court for the District of Colorado against Eastman Kodak Company (“Kodak”) in which the Company and one of its employees, who is a former employee of Kodak, sought to have a non-competition clause under an agreement between the employee and Kodak rendered void under Colorado law.  Kodak has counterclaimed for breach of contract and misappropriation of trade secrets.  Kodak sought relief in the form of a preliminary injunction, which has been denied by the Court, and is seeking a permanent injunction and unspecified damages.  The Company believes that Kodak’s allegations are without merit.  The litigation is in its discovery stage.

19.  SUBSEQUENT EVENTS

On October 29, 2010, the Company filed a universal shelf registration statement with the U.S. Securities and Exchange Commission (SEC). The shelf registration statement was declared effective by the SEC on November 9, 2010.  Over the next three years the Company will have the option to conduct registered offerings, from time to time, of up to $30 million of common stock, preferred stock, debt securities, and warrants to purchase any of these securities, depository shares, units or any combination of such securities. Specific terms of any future offering under this registration statement will be established at the time of any such offering, and will be described in a prospectus supplement that Presstek would at such time file with the SEC.

While the Company does not have any immediate plans to offer or sell its securities under the shelf registration statement, it intends to use the net proceeds from any sale of securities by the Company under the shelf registration statement for general corporate purposes, including, but not limited to, repayment or refinancing of indebtedness, working capital, capital expenditures and acquisitions.

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

Overview of the Company

The Company is a provider of high-technology, digital-based printing solutions to the commercial printing and communications industries. The Company designs, manufactures and distributes proprietary and non-proprietary solutions aimed at serving the needs of a wide range of print service providers worldwide. Our proprietary digital imaging and advanced technology consumables offer superior business solutions for commercial printing focusing on the growing need for short-run, high quality color applications. We are helping to lead the industry’s transformation from analog print production methods to digital imaging technology. We are a leader in the development of advanced printing systems using digital imaging equipment, workflow and consumables-based solutions that economically benefit the user through streamlined operations and chemistry-free, environmentally responsible solutions. We are also a leading sales and service channel across a broadly served market in the small to mid-sized commercial, quick and in-plant printing segments.

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

Commencing with our second quarter 2010 Form 10-Q, the Company’s reports filed with the SEC reflect that the Company conducts business in one industry segment as a result of its sale of Lasertel on March 5, 2010.  Prior to March 5, 2010, we conducted business in two segments: (i) Presstek and (ii) Lasertel. On September 24, 2008, the Board of Directors approved a plan to sell the Lasertel subsidiary; as such the Company has presented the results of operations of this subsidiary within discontinued operations.

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

General

We operate and report on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the thirteen week periods ended October 2, 2010 (the “third quarter of fiscal 2010” or “the three months ended October 2, 2010”) and October 3, 2009 (the “third quarter of fiscal 2009” or “the three months ended October 3, 2009”) and the thirty-nine week periods ended October 2, 2010 (“the first nine months of fiscal 2010” or “the nine months ended October 2, 2010” or “year-to-date 2010”) and October 3, 2009 (“the first nine months of fiscal 2009” or “the nine months ended October 3, 2009” or “year-to-date 2009”).

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

RESULTS OF OPERATIONS

Results of operations in dollars and as a percentage of revenue were as follows (in thousands of dollars):
	Three months ended				Nine months ended
	October 2, 2010		October 3, 2009		October 2, 2010		October 3, 2009
		% of revenue		% of revenue		% of revenue		% of revenue
Revenue:
Equipment	$4,760	15.2	$3,627	11.0	$15,890	16.3	$13,827	13.7
Consumables	20,584	65.5	22,150	67.1	62,807	64.4	65,170	64.5
Service and parts	6,070	19.3	7,229	21.9	18,815	19.3	21,979	21.8
Total revenue	31,414	100.0	33,006	100.0	97,512	100.0	100,976	100.0
Cost of revenue:
Equipment	4,965	15.8	8,152	24.7	16,312	16.7	18,015	17.8
Consumables	11,127	35.4	11,982	36.3	34,088	35.0	35,603	35.3
Service and parts	5,016	16.0	5,172	15.7	15,177	15.5	16,528	16.4
Total cost of revenue	21,108	67.2	25,306	76.7	65,517	67.2	70,146	69.5

Gross profit	10,306	32.8	7,700	23.3	31,995	32.8	30,830	30.5

Operating expenses:
Research and development	1,154	3.7	1,379	4.2	3,207	3.3	3,803	3.8
Sales, marketing and customer support	5,302	16.9	6,276	19.0	16,366	16.8	19,525	19.3
General and administrative	4,580	14.6	4,946	15.0	14,712	15.1	17,239	17.1
AAmortization of intangible assets	204	0.6	225	0.7	617	0.6	712	0.7
Restructuring and other charges	412	1.3	1,040	3.1	461	0.5	1,162	1.1
Goodwill impairment	-	-	-	0.0	-	-	19,114	18.9
Total operating expenses	11,652	37.1	13,866	42.0	35,363	36.3	61,555	60.9
Operating loss	(1,346)	(4.3)	(6,166)	(18.7)	(3,368)	(3.5)	(30,725)	(30.4)

Interest and other income (expense), net	8	0.0	(745)	(2.3)	(848)	(0.8)	(531)	(0.5)
L Loss from continuing operations before income taxes	(1,338)	(4.3)	(6,911)	(20.9)	(4,216)	(4.3)	(31,256)	(30.9)
Provision(benefit) for income taxes	158	0.5	(264)	(0.8)	(331)	(0.3)	16,366	16.2

Loss from continuing operations	(1,496)	(4.8)	(6,647)	(20.1)	(3,885)	(4.0)	(47,622)	(47.1)
Gain(loss) from discontinued operations, net of tax	-	-	706	2.1	(70)	(0.1)	(959)	(1.0)
Net loss	$(1,496)	(4.8)	$(5,941)	(18.0)	$(3,955)	(4.1)	$(48,581)	(48.1)

Three and nine months ended October 2, 2010 compared to the three and nine months ended October 3, 2009

Revenue

Consolidated revenue was $31.4 million and $97.5 million, respectively, for the third quarter and the first nine months of 2010, a reduction of $1.6 million from the 2009 third quarter and $3.5 million from the first nine months of 2009.  The revenue declines in both periods were primarily caused by decreases in “traditional” consumables and service revenues partially offset by increases in equipment revenue.

Equipment product revenue was $4.8 million and $15.9 million in the third quarter and first nine months of 2010, respectively, compared to $3.6 million and $13.8 million in the same prior year periods.  Equipment revenue increased by $1.1 million and $2.1 million in the third quarter and nine months ended October 2, 2010, respectively, compared to the prior year periods.   Gross revenue of “growth” portfolio DI® presses and peripherals increased to $3.6 million in the current year third quarter from $2.9 million in the third quarter of 2009.  While we saw an increase in our DI® equipment sales both year-on-year and sequentially, we continue to see some reluctance by small to mid-size customers in our North American market to make capital equipment purchases in this environment, and financing remains difficult to obtain. For the first nine months of 2010 DI® equipment revenue increased to $11.2 million from $10.1 million in the prior year period.  Gross revenue of our remaining “growth” portfolio of equipment, Dimension Excel, Dimension Pro, Compass, and Vector platesetters, declined from $1.1 million in the third quarter of 2009 to $0.7 million in the current year quarter and declined from $3.7 million for the first nine months of 2009 to $2.5 million for the current year period.  Equipment sales of our “traditional” line of products, defined as QMDI presses, polyester CTP platesetters, and conventional equipment, increased from $0.2 million in the 2009 third quarter to $0.6 million in the current year’s quarter.  Gross revenue from our “traditional” line of equipment products increased in the year-to-date 2010 period compared to the similar period in 2009 from $2.0 million in 2009 to $2.6 million in the current year period.  As a percentage of gross equipment revenue, sales of “growth” portfolio products decreased to 86% of revenue in the third fiscal quarter of 2010 from 91% in the third fiscal quarter of 2009 and decreased from 85% in the first nine months of 2009 to 82% in the 2010 period.

Consumables product revenue declined from $22.2 million in the third quarter of 2009 to $20.6 million in the current year quarter and from $65.2 million for the first nine months of 2009 to $62.8 million in the 2010 period.   A contributing factor to our overall consumables decline is a shift in the buying patterns within the distributor channel, which negatively impacted the current quarter.  Consumables product revenue has declined primarily due to lower sales of our “traditional” portfolio of consumables.  Sales of Presstek’s “growth” portfolio of consumables, defined as 52DI®, 34DI®, and thermal CTP plates, decreased by $0.1 million to $7.9 million in the current quarter from the third quarter of 2009.  Exclusive of our declining legacy Anthem CTP plates, our growth consumables increased by 4% in the quarter.  In the first nine months of 2010 our “growth” consumables increased to $24.4 million from $23.5 million in the 2009 period.  Overall sales of Presstek’s “growth” portfolio of DI® plates were flat from the prior year period at $4.3 million and increased to $13.1 million in the first nine months of 2010 from $12.6 million in the 2009 period.  Sales of thermal CTP plates decreased by $0.1 million in the 2010 third quarter from $3.7 million in the third quarter of 2009 and increased 4.5% for the year-to-date 2010 period compared to $10.9 million in the first nine months of 2009.   Sales of Presstek’s “traditional” plate products, consisting of QMDI, other DI®, and polyester plates, declined from $8.3 million in third quarter 2009 to $7.5 million in the current year’s quarter and from $24.1 million in the first nine months of 2009 to $22.2 million in the current year period.  Sales of other “traditional” consumables products declined year-over-year from $5.6 million to $5.1 million for the quarter and from $17.3 million to $15.8 million for the nine month period.

Service and parts revenue was $6.1 million in the third quarter of 2010 and $18.8 million for the first nine months of 2010, reflecting decreases of $1.2 million and $3.2 million, respectively, from the prior year periods.  These reductions are due primarily to the impacts on service of the overall decrease in equipment placements and a general trend by customers to delay service calls and maintenance to save money in a difficult economy.

Cost of Revenue

Consolidated cost of product, consisting of the cost of material, labor and overhead, shipping and handling costs and warranty expenses, was $16.1 million in the third quarter of fiscal year 2010 and $50.4 million in the first nine months of 2010, compared to $20.1 million and $53.6 million, respectively, in 2009.  The primary cause for the decline is a $2.7 million inventory-related charge that was taken in the third quarter of 2009.  The $2.7 million charge related to lower production volume levels in our equipment manufacturing plant during 2009 and the impact of a change in certain product strategies. Exclusive of this charge, product cost decreased by 7.7% for the quarter and by 1.0% for the first nine months of the year.  The quarterly decrease was due primarily to reduced consumables revenue and a favorable mix of equipment sales in the 2010 quarter with a higher mix of 52DI® unit sales.  The year-to-date decrease is primarily due to a shift in the product revenue mix during the first nine months of 2010 to be more heavily weighted toward equipment sales, which have a higher portion of cost related to them offset by improved consumables manufacturing productivity.

Consolidated cost of service and parts was $5.0 million in the third quarter of fiscal year 2010 and $15.1 million for the nine months ended October 2, 2010, compared to $5.2 million and $16.5 million, respectively, in the same prior year periods.  These amounts represent the cost of spare parts, labor and overhead associated with the ongoing service of products.  The reduction in overall cost is due primarily to a declining revenue base.

Gross Profit

Consolidated gross profit as a percentage of total revenue was 32.8% in the third quarter of fiscal 2010 compared to 23.3% in the 2009 third quarter; and 32.8% in the first nine months of 2010 compared to 30.5% for the first nine months of 2009.

Gross profit as a percentage of product revenues for the third quarter of fiscal 2010 and the first nine months of 2010 was 36.5% and 36.0%, respectively, compared to 21.9% and 32.1%, respectively, for the comparable prior year periods.  The primary cause for the year-on-year increase is the $2.7 million inventory-related charge that was taken in the third quarter of 2009.  Exclusive of this charge, gross profit as a percentage of product revenues increased by 4.1 percentage points and 0.4 percentage points, respectively, for the 2010 third quarter and first nine-months of 2010 when compared to the prior year period.  The increase in the quarter was due primarily to improved equipment margins caused by a favorable mix of equipment products with a higher proportion of 52DI® units sold in the 2010 quarter and favorable manufacturing productivity.  The gross profit percentage increase compared to the first nine months of fiscal 2009 was due primarily to the favorability achieved in the third quarter of 2010.

Gross profit as a percentage of service revenues decreased to 17.4% in the third quarter of fiscal 2010 and 19.7% for the first nine months of 2010 from 28.4% and 24.8%, respectively, for the related 2009 periods.  These reductions are primarily due to reduced service revenues during 2010 from fewer equipment installations and reduced service and maintenance calls which have lowered overall service productivity.

Research and Development

Research and development expenses primarily consist of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment and consumables development efforts.

Research and development expenses were $1.2 million in the third quarter of fiscal 2010 compared to $1.4 million in the third quarter of fiscal 2009; and $3.2 million for the first nine months of 2010 compared to $3.8 million for the 2009 period.  These year-on-year reductions are due primarily to lower payroll expenses, lower supplies costs and reduced professional service fees due to the timing of development projects.

Sales, Marketing and Customer Support

Sales, marketing and customer support expenses primarily consist of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs associated with sales, marketing and customer support activities.

Sales, marketing and customer support expenses decreased to $5.3 million in the third quarter of 2010 from $6.3 million in the third quarter of fiscal year 2009, a decrease of $1.0 million, or 15.5%.  Year-to-date selling, marketing and customer support expenses have declined by $3.2 million, or 16.2%, from $19.5 million in the first nine months of 2009.  The reductions in expense resulted primarily from lower payroll costs, professional service fees and travel related costs.

General and Administrative

General and administrative expenses are primarily comprised of payroll and related expenses, including stock compensation, for personnel and contracted professional services necessary to conduct our general management, finance, information systems, human resources and administrative activities.

General and administrative expenses were $4.6 million in the third quarter of fiscal 2010 compared to $4.9 million in 2009, a decrease of $0.4 million, or 7.4%.   Compared to the first nine months of 2009 general and administrative expenses have declined by $2.5 million, or 14.7%, to $14.7 million for the 2010 period.  Lower expenses resulted primarily from lower payroll expenses, professional service costs and bad debt charges; partially offset by an increase in costs related to stock compensation, primarily related to our stock option repricing in the third quarter of 2010, and the 2010 bonus plan, which are non-cash expenses.

Amortization of Intangible Assets

Amortization expense was $0.2 million in the third quarter of both fiscal 2010 and 2009.  For the first nine months of 2010 amortization expense was $0.6 million compared to $0.7 million for the 2009 period.  These expenses relate to intangible assets recorded in connection with the Company’s 2004 ABDick acquisition, patents and other purchased intangible assets.

Restructuring and Other Charges

During the third quarter of 2010 the Company had restructuring charges of $0.4 million, representing a reduction of $0.6 million from the 2009 third quarter restructuring charges of $1.0 million.  The Company had only minor restructuring and other charges in the first six months for both fiscal 2010 and fiscal 2009.

Goodwill Impairment

 In the second quarter of 2009, the Company wrote off its entire remaining goodwill balance, resulting in an impairment loss of $19.1 million.  The non-cash goodwill impairment charge did not affect the company’s liquidity, cash flows from operating activities or debt covenants and will not have a material impact on future operations.

Interest and Other Expense, Net

Included in the interest expense number is $0.1 million and $0.2 million for loan origination costs amortization for the three and nine month period ended October 2, 2010, respectively.  The amounts reported as Interest and other income (expense), net for the three and nine months ended October 3, 2009 include among other items a $0.3 million charge for the forbearance fee included in interest expense and a charge of $0.4 million for the civil penalty paid to the Securities and Exchange Commission included in Other expense.  The amounts reported as Other income (expense), net include among other items $0.3 million and $0.2 million, respectively, for gains on foreign currency transactions for the three months ended October 2, 2010 and October 3, 2009 and losses on foreign currency transactions for the nine months ended October 2, 2010 and October 3, 2009 of $0.1 million and $0.8 million, respectively.  Other income (expense), net for the nine month period ended October 3, 2009 included a $1.2 million gain from settlement of a lawsuit.

Provision for Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.  Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

The Company’s tax provision/(benefit) was $0.2 million and ($0.3) million for the three months ended October 2, 2010 and October 3, 2009, respectively, on pre-tax loss from continuing operations of  $1.3 million and $6.9 million for the respective periods.  The Company’s tax provision/(benefit) was ($0.3) million and $16.4 million for the nine months ended October 2, 2010 and October 3, 2009, respectively, on pre-tax loss from continuing operations of $4.2 million and $31.3 million for the respective periods.  The tax expense of $0.2 million for the three month period ended October 2, 2010 primarily relates to a UK corporation tax rate change and expenses of affiliated companies incurred by the Company’s UK subsidiary that received no tax benefit.

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

In the quarter ended July 4, 2009 the Company recorded a $16.8 million valuation allowance associated with certain U.S. Federal and state net operating losses, tax credits and temporary differences included in the Company’s deferred tax assets.

At October 2, 2010, our deferred tax assets, net of valuation allowance, amounted to $2.8 million which is associated with the Company’s European and Canadian entities.   Deferred tax assets increased by $1.0 million as the Company recorded a deferred tax asset related to foreign exchange losses reported in OCI on intercompany debt. However, if future events differ from expectations, an increase or decrease of the valuation allowance may be required.  A change in the valuation allowance occurs if there is a change in management’s assessment of the amount of net deferred tax assets that is expected to be realized in the future.

The effective tax rate for the nine months ended October 2, 2010 was 7.66%.  The effective tax rate for the nine months ended October 2, 2010 differs from the U.S. statutory rate of 34% primarily due to lower income tax rates in foreign jurisdictions and the fact that the Company has not provided any current benefit on losses generated in the U.S. and certain European subsidiaries for the nine months ended October 2, 2010.  The effective tax rate for the nine months ended October 3, 2009 differs from the U.S. statutory rate primarily due to the recording of a valuation allowance during the six months ended July 4, 2009 with respect to the Company’s U.S. deferred tax assets that existed at the beginning of fiscal 2009 as well as the lower income tax rates in foreign jurisdictions.

DISCONTINUED OPERATIONS

The Company accounts for its discontinued operations under the provisions of FASB Accounting Standards Codification Topic 360. Accordingly, results of operations and the related charges for discontinued operations have been classified as “Gain (loss) from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations. Assets and liabilities of discontinued operations have been reclassified and reflected on the accompanying Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations”. For comparative purposes, all prior periods presented have been reclassified on a consistent basis.

Lasertel

On March 5, 2010, Presstek sold Lasertel to SELEX Galileo Inc. (“SELEX”). The sale of Lasertel to SELEX was for approximately $8 million in cash and, in addition, Presstek retained approximately $2 million of laser diodes inventory for Presstek’s future production requirements. Lasertel, as a subsidiary of SELEX, and in accordance with a supply agreement established between Lasertel and Presstek on March 5, 2010, will manufacture semiconductor laser diodes for Presstek for an initial period of three years. The net cash proceeds from this sale were used to pay down debt. SELEX also assumed the current lease on the Lasertel property in Tucson, Arizona.

Lasertel incurred an operating loss of $0.6 million during the first quarter of fiscal 2010 prior to the sale date. Presstek recorded minor adjustments in the second and third quarters of fiscal 2010. Presstek recorded a gain on the disposition of Lasertel of $0.5 million during the first quarter of 2010, bringing the aggregate loss from discontinued operations for the first nine months of fiscal 2010 to approximately $0.1 million.

 Results of operations of the discontinued business of Lasertel included in the Company’s Statements of Operations consist of the following (in thousands, except per-share data):

	Three months ended		Nine months ended
	October 2, 2010	October 3, 2010	October 2, 2010	October 3, 2010
Revenues from external customers	$-	$4,273	$1,394	$9,091
Gain (loss) before income taxes	-	706	(70)	(959)
Provision (benefit) from income taxes	--	--	--	--
Gain (loss) from discontinued operations	$-	$706	$(70)	$(959)
Earnings (loss) per share	$0.00	$0.02	$0.00	$(0.02)

The Company had no assets and liabilities of the discontinued business of Lasertel at October 2, 2010. Assets and liabilities of Lasertel as of January 2, 2010 consist of the following (in thousands):

Cash and cash equivalents	$585
Receivables, net	2,938
Inventories	3,774
Other current assets	212
Property, plant & equipment, net	4,377
Intangible assets, net	696
Other noncurrent assets	42
Total assets	$12,624

Accounts payable	$729
Accrued expenses	459
Deferred gain	4,015
Total liabilities	$5,203

Liquidity and Capital Resources

Financial Condition (Sources and Uses of Cash)

We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings on our line of credit.  At October 2, 2010, we had $2.5 million of cash and cash equivalents and $25.6 million of working capital, including $9.4 million of short-term debt, compared to $7.2 million of cash and cash equivalents and $18.4 million of working capital, including $23.4 million of short-term debt at October 3, 2009.

Continuing Operations

Our operating activities used $0.7 million of cash in the nine months ended October 2, 2010.  Cash used in operating activities came from a net loss of $4.0 million offset by positive adjustments of $6.5 million for non-cash charges included in net loss (including depreciation, amortization, provisions for warranty costs, accounts receivable allowances, stock compensation expense, non-cash bonus expense and deferred income taxes) and a $3.4 million use of cash due to changes in operating assets and liabilities.  The use of cash related to operating assets and liabilities was, in large part, due to a decrease of $2.1 million in accrued expenses, which was due mainly to the timing of transactions and related payments.

We used $1.7 million of net cash for investing activities in the first nine months of fiscal 2010 primarily comprised of additions to property, plant and equipment and additions to developed technology costs.  Our additions to property, plant and equipment relate primarily to equipment provided to our CTP plate customers. The additions to developed technology relate to the design and prototyping of our new 75DI® digital offset press.

Our financing activities used $9.3 million of cash in the first nine months of fiscal 2010, comprised primarily of $8.5 million of cash repayments under our lines of credit, plus $1.0 million of cash payments related to establishment of our new financing facility.

Discontinued Operations

Operating activities of discontinued operations provided $1.4 million in cash in the first nine months of fiscal 2010. Investing activities of discontinued operations provided $7.4 million in cash associated with the net proceeds from the sale of Lasertel to SELEX.

 Liquidity

On March 5, 2010, the Company entered into a Revolving Credit and Security Agreement (“Credit Agreement”) among the Company, PNC Bank, National Association (“PNC”), as Lender and as administrative agent for Lenders (PNC, in such agency capacity, the “Agent”).

The Credit Agreement replaced the Company's Amended and Restated Credit Agreement, dated as of November 5, 2004, as amended, among the Company and RBS Citizens, National Association, as Administrative Agent and Lender, KeyBank National Association and TD Bank, N.A.

The Credit Agreement, maturing in three years from the date of the Credit Agreement, provides for funding of up to $25.0 million through a revolving credit facility (the “Revolver”).  Borrowing availability under the Revolver is determined based on a percentage of eligible accounts receivable and inventory of the Company and certain of its subsidiaries.  The Company may terminate the Credit Agreement at any time prior to the maturity date upon thirty (30) days’ prior written notice and upon payment in full of all outstanding obligations under the Credit Agreement.  If the Company terminates the Credit Agreement within the first 35 months the Company must pay an early termination fee as specified in the Credit Agreement.  The Credit Agreement requires the Company to prepay a portion of borrowings under the Credit Agreement out of the proceeds of certain dispositions of property.

Borrowings under the Credit Agreement bear interest at the Revolving Interest Rate. The Revolving Interest Rate is calculated differently for domestic rate loans and for Eurodollar rate loans.  For domestic rate loans the interest rate per annum is equal to the sum of the Alternate Base Rate plus two and one half percent (2.50%).  The Alternate Base Rate is defined as a rate per annum, for any day, equal to the higher of (i) PNC’s published reference rate, (ii) the Federal Funds Open rate in effect on such day plus one half of one percent (0.50%) or (iii) the Daily LIBOR Rate in effect on such day plus one percent (1.0%). For Eurodollar rate loans the interest rate per annum is equal to the sum of three and one-half percent (3.50%) plus the greater of (a) the Eurodollar rate, or (b) one percent (1.0%)..   The Credit Agreement requires monthly interest payments with respect to domestic rate loans and a payment at the end of each interest period with respect to Eurodollar rate loans.

Borrowings under the Credit Agreement are secured by all of the assets of Presstek, Inc. and certain of its domestic and foreign subsidiaries that guaranty the obligations of Presstek, Inc., including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock, owned real property and leasehold interests of the Company.

Under the Credit Agreement the Company is required to provide monthly Borrowing Base Certificates to the Agent that become the basis for calculating the Credit Agreement’s Formula Amount.  The Formula Amount, capped at $25 million, represents the maximum amount of advances available to the Company at a given point in time.  The Formula Amount is normally calculated 20 days subsequent to the close of each fiscal month and quarter.  Because of the timing delay, the Agent utilizes a process that estimates the maximum amount available daily during each fiscal period.  As of October 2, 2010 the Formula Amount was $16.8 million and the Company had outstanding balances on its line of credit of $9.4 million.  The amount available under the credit line, based on the Formula Amount, was $7.3 million as of October 2, 2010.  The computed preliminary availability based on the daily estimation process was $5.3 million as of that date.  At January 2, 2010, the Company had outstanding balances on its previous line of credit of $17.9 million and an amount available under the credit line of $6.8 million.

Under the terms of the Credit Agreement, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions and divestitures, with certain exceptions.  The key financial covenants include a requirement for the Company to maintain at the end of each fiscal quarter, commencing with the fiscal quarter ending January 1, 2011, a fixed charge coverage ratio of not less than 1.0 to 1.0 and a limit on capital expenditures for the Company’s first, second, third and fourth fiscal quarters in 2010 of $385,000, $1,238,000, $1,139,000 and $614,000, respectively, and $4,000,000 in each fiscal year thereafter.

The weighted average interest rate on the Company’s short-term borrowings was 5.01% at October 2, 2010 and 7.25% at January 2, 2010.

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

From time to time the Company engages in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party.  From time to time, the Company will retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations, with such recourse being limited to a percentage of the amount financed.  Under these arrangements, in the event of a default on the equipment lease, the Company may refurbish and remarket repossessed equipment on behalf of the leasing company. In these circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would reimburse the financing company for any shortfall in sale price (a “shortfall payment”) up to a pre-determined limited amount.  Generally, the Company’s liability for these recourse agreements is limited to 9.5% or less of the amount outstanding.  The maximum aggregate amount for which the Company may be liable to financing institutions for these shortfall payments was approximately $1.0 million at October 2, 2010.

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

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended January 2, 2010 which was filed with the SEC on March 24, 2010.  There were no significant changes to the Company’s critical accounting policies in the nine months ended October 2, 2010.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.  At October 2, 2010, we were not involved in any unconsolidated SPE transactions.

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

 Changes in Internal Control over Financial Reporting

During the third quarter and first nine months of fiscal 2010, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

Litigation

Presstek is a party to litigation that it considers routine and incidental to its business and it does not expect the results of any of these routine and incidental actions to have a material adverse effect on its business, results of operation or financial condition.

In April 2009 the Company initiated a declaratory judgment action in the United States District Court for the District of Colorado against Eastman Kodak Company (“Kodak”) in which the Company and one of its employees, who is a former employee of Kodak, sought to have a non-competition clause under an agreement between the employee and Kodak rendered void under Colorado law.  Kodak has counterclaimed for breach of contract and misappropriation of trade secrets.  Kodak sought relief in the form of a preliminary injunction, which has been denied by the Court, and is seeking a permanent injunction and unspecified damages.  The Company believes that Kodak’s allegations are without merit.  The litigation is in its discovery stage.

Item 6.  Exhibits

Exhibit No.	Description
10.1
Amended and Restated Employment Agreement with Jeffrey Jacobson (incorporated by reference to Exhibit 10.1 to the Company’s No. 1 Current Report on Form 8-K/A, Amendment No.1, filed on October 5, 2010).

10.2
Amended and Restated Employment Agreement with Jeffrey A. Cook (incorporated by reference to Exhibit 10.2 to the Company’s No. 1 Current Report on Form 8-K/A, Amendment No. 1, filed on October 6, 2010).

10.3	Employment Agreement with James R. Van Horn (incorporated by reference to Exhibit 10.3 to the Company’s No. 1 Current Report on Form 8-K/A, Amendment No.1, filed on October 6, 2010).
10.4	Form of option agreement granted under the 2003 Stock Option and Incentive Plan with Jeffrey Jacobson dated September 30, 2010.
10.5	Form of option agreement granted under the 2008 Omnibus Incentive Plan with Jeffrey Jacobson dated September 30, 2010.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PRESSTEK, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSTEK, INC. (Registrant)
Date: November 12, 2010	/s/ Jeffrey A. Cook
Jeffrey A. Cook Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PRESSTEK, INC.

EXHIBIT INDEX

Exhibit No.	Description
10.1
Amended and Restated Employment Agreement with Jeffrey Jacobson (incorporated by reference to Exhibit 10.1 to the Company’s No. 1 Current Report on Form 8-K/A, Amendment No.1, filed on October 5, 2010).

10.2
Amended and Restated Employment Agreement with Jeffrey A. Cook (incorporated by reference to Exhibit 10.2 to the Company’s No. 1 Current Report on Form 8-K/A, Amendment No. 1, filed on October 6, 2010).

10.3	Employment Agreement with James R. Van Horn (incorporated by reference to Exhibit 10.3 to the Company’s No. 1 Current Report on Form 8-K/A, Amendment No.1, filed on October 6, 2010).
10.4	Form of option agreement granted under the 2003 Stock Option and Incentive Plan with Jeffrey Jacobson dated September 30, 2010.
10.5	Form of option agreement granted under the 2008 Omnibus Incentive Plan with Jeffrey Jacobson dated September 30, 2010.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.