Form 10-K
PRESSTEK INC /DE/
filed 2011-03-16
CIK 846876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2011
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
Large accelerated filer ☐                                           Accelerated filer ☑    Non-accelerated filer ☐                                                                           Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐    No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of July 3, 2010 was $81,692,952.

The number of shares outstanding of the registrant’s common stock as of March 10, 2011 was 36,942,166.

Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled for June 1, 2011 are incorporated by reference into Part III.

PRESSTEK, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
ENDED JANUARY 1, 2011*

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

Presstek was organized as a Delaware corporation in 1987. The Company is a leading manufacturer and marketer of environmentally-friendly digital-based offset printing solutions. These products are engineered to provide a streamlined workflow that shortens the print cycle time, reduces overall production costs, and meets the market’s increasing demand for fast turnaround high quality short run color printing.

Our products include DI® digital offset presses and printing plates, computer-to-plate (“CTP”) systems, workflow solutions, chemistry-free printing plates, no preheat thermal CTP plates and a complete line of prepress and press room consumables. We also offer a range of technical services for our customers.

Presstek’s former subsidiary, Lasertel, Inc. (“Lasertel”), manufactures semiconductor laser diodes for Presstek and external customer applications.  As discussed further in this Annual Report on Form 10-K, on March 5, 2010, Presstek sold Lasertel to SELEX Galileo Inc. (SELEX). As a subsidiary of SELEX and in accordance with a supply agreement established between Lasertel and Presstek on March 5, 2010, Lasertel will continue to manufacture and supply semiconductor laser diodes to Presstek for an initial period of three years. Prior to the sale this subsidiary was classified as a discontinued operation.

Background

Since its incorporation in 1987 Presstek has served the commercial print segment of the graphic communications industry by offering innovative digital offset printing solutions for commercial printing applications. We:

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

Presstek believes that new product developments will enable equipment placements in select vertical markets such as mailing and fulfillment and packaging.

Market Trends

The printing market is shifting to increasingly faster production of smaller order quantities (shorter runs of 5,000 copies or less) with an increasing use of color. Key trends include the following:

•	33% of all print jobs are expected to require a 24-hour turnaround;
•	80% of four-color jobs are now produced in runs of less than 5,000; and
•	Approximately 90% of digital printing is non-personalized, and can be produced on a DI® press.

Providing Solutions for New Market Requirements

Presstek offers a range of products to meet these changing market demands including DI® digital offset presses and chemistry-free as well as chemistry-based CTP systems. Presstek’s 34DI® and 52DI®  presses are two-page formatted presses that incorporate Presstek’s ProFire® Excel laser imaging technology, unique press design, and thermal plates. The new Presstek 75DI®, a six-page format press incorporates Presstek’s next-generation imaging technology and thermal plates.  This new imaging technology utilizes a single lens imaging concept in which all diodes image through a single lens resulting in improved image quality and even easier makeready.  All of Presstek’s DI® digital offset presses are optimized to print high quality runs of 500 to 20,000.

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

Presstek’s DI® presses are automated print production systems. Digital files are sent to the offset printing press where all printing plates (one for each color) are imaged on-press in precise register, resulting in a highly streamlined digital workflow that is designed to allow the fastest way to finished offset press sheets.

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

Presstek offers two open platform CTP plates.  The first, Aurora Pro, is a chemistry-free plate that offers run lengths of up to 50,000. Aurora Pro is designed for printers that support the short-run color market and want to offer environmentally friendly printing. The second, Aeon, is a no preheat thermal plate that offers run lengths to 200,000 and up to a 1,000,000 with an optional post-bake. Aeon is targeted to the mid and large commercial print market. Both Aurora Pro and Aeon work on a range of external drum 830nm platesetters from various manufacturers and are compatible with Presstek’s Compass and Dimension Pro CTP solutions.

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

Geographic Structure

Presstek supplies equipment, service and supplies to support the worldwide print market; currently 65% of Presstek’s revenues come from the United States, 11% from the United Kingdom and 24% from other various countries. To facilitate growth we have established three sales regions to bring integrated solutions to local markets. The three sales regions are:

•	EAMER (Europe, Africa, Middle East Region);
•	Americas (North America and Latin America); and
•	APAC (Asia Pacific).

Our Business Segments

Commencing with the second quarter of fiscal 2010, our reports filed with the Securities and Exchange Commission (the “SEC”), reflect that we conduct business in one industry segment.  Prior to the sale of Lasertel on March 5, 2010, we conducted business in two segments: the Presstek segment, and the Lasertel segment.  On September 24, 2008, the Company’s Board of Directors approved a plan to sell the Lasertel subsidiary; as such we have presented the results of operations of this subsidiary as discontinued operations in this Annual Report on Form 10-K.

The Presstek segment is primarily engaged in the development, manufacture, sales, distribution, and servicing of digital offset printing solutions to the printing and communications industries. The Lasertel segment was primarily engaged in the manufacture and development of high-powered laser diodes for a variety of industry segments.

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

Our products are sold to end-user customers through either our direct sales force, our dealer channel, or through original equipment manufacturer (“OEM”), partners. We also have an established portfolio of pressroom supplies and consumables which is sold through our direct sales channel and our web storefront.

Presstek-branded equipment is serviced either by our direct service organization or by our dealer channel. Our direct service organization primarily serves customers located in the United States, Canada, and the United Kingdom.

Manufacturing

At our 165,000 square-foot facility in Hudson, New Hampshire, we (i) manufacture ProFire® Digital Media, PearlDry® Plus, and PearlDry® printing plates, (ii) assemble the ProFire® Excel imaging kits that are incorporated into 34DI® and 52DI® presses, (iii) assemble next generation 75DI® imaging kits, (iv) assemble the Dimension® Excel series, Vector FL52 and the ABDick®-branded Digital PlateMaster® system, and (v) conduct finishing operations for a portion of our aluminum-based Presstek Aeon CTP plates. Our DI® presses are assembled, including the integration of our proprietary imaging kits, by a third party equipment manufacturer using our intellectual property and to our specifications.

Plate manufacturing at our Hudson facility uses vacuum deposition technology to create ultra-thin imaging layers. We have a state-of-the-art solution coater capable of handling aqueous or solvent-based fluids with best available environmental controls throughout the process. Polyethylene terephthalate substrates are laminated to aluminum webs (“spools”) using electron beam curing technology. This eliminates the need for environmental emissions from a drying process. We utilize full converting capability, which provides high-speed slitting, spooling, formatting and final packaging. The Hudson facility also includes finishing operations for our DI® plates and our Aeon® CTP plates.

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

Distribution

Our sales strategy is designed to emphasize the distribution of Presstek’s DI® presses and CTP solutions and related consumables, as well as a full portfolio of conventional products. These products are offered to customers through our direct sales force, independent graphic arts dealers and strategic OEM partners. We have an established distribution networks in North America, Europe and Asia Pacific. In 2010, we continued to expand our dealer network in our EAMER and APAC regions to 56 and 16 dealers, respectively.  We plan to continue to strengthen our position by growing our international dealer network.

Service and Support

Presstek also has an established service organization throughout the United States, Canada and the United Kingdom to service its equipment. In other regions, Presstek authorized dealers are the primary source of service, with Presstek providing training and advanced technical support.

The Lasertel Segment

The Lasertel segment was a developer and manufacturer of high-powered laser diodes. These diodes are used in Presstek’s 34DI® and 52 DI® presses and the Dimension Excel Series of CTP systems. Lasertel also provided laser diodes to external customers for applications in different industries, such as defense, medical, and graphics. Lasertel operated in a leased 40,000 square-foot facility located in Tucson, AZ. Lasertel was a vertically integrated manufacturer of laser diode-based components and systems.

Strategy

Our vision is to be a leading provider of digital offset printing solutions to the global graphic communications industry. Our business strategy is to offer innovative digital imaging and plate technologies that address the opportunities of today and tomorrow in the commercial and in-plant printing markets across the globe.

This strategy includes several imperatives:

1. Focus on the growth of our consumables product line.

Presstek provides digital offset solutions that aid printers in meeting the changing needs of today’s market – environmentally-friendly, shorter run lengths, faster turn-around times, and more color. Our DI® presses and CTP solutions use our chemistry-free printing plates. With our direct sales force and network of dealers, we feel we are well positioned to expand our installed base of these solutions. A key step in growing our consumables business is to develop printing plates that can be imaged on non-Presstek manufactured devices. The first step in executing this “open platform” strategy was the launch in late 2008 of Aurora® Pro, our open-platform, chemistry-free printing plate, which is designed to be used on thermal CTP systems marketed by other manufacturers. In 2009 we introduced Aeon, a thermal CTP plate having run lengths of approximately 200,000 impressions unbaked, and 1,000,000 impressions with post-baking. By marketing a printing plate capable of longer run lengths, we are able to pursue larger customers, which is an important element of our Company’s strategy. We are also focused on stemming the erosion, caused by technology shifts, of our traditional consumables sales (ink, pressroom and proofing supplies, etc.) and believe that we can help achieve this goal by selling these products along with our digital plates.

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

a.
Commercial printers. Printers need to improve their response time, increase their production capacity, improve efficiency and provide high quality output while improving profitability. Many commercial printers, particularly small and mid size printers (generally those with less than 20 employees) have demonstrated success with our digital offset products, with success being defined as improved productivity, improved profitability and business growth. These printers are often acquiring their first four-color offset press when they acquire a Presstek product. However, Presstek is also enhancing and growing its product offerings to provide similar benefits to larger printers.  DI® presses are engineered to produce print runs between 500 and 20,000 images at a very high quality with a very low cost per page. Since market demands are shifting to require an increasing number of jobs with run lengths in this range, it is leaving a gap in the production portfolio of many larger commercial print shops. They can efficiently produce very short-runs (less than 500) on their toner devices, and runs of 20,000 or more on their conventional offset presses.  We believe that larger print shops can be more profitable producing a run of 500 to 20,000 on a Presstek’s DI®. Presstek believes that larger printers will increasingly look at DI® presses to fill this production gap in their equipment portfolio.

b.
Digital printers and copy shops. These facilities that primarily operate toner-based digital printing equipment are acquiring DI® presses as complementary devices. They are using DI® presses for jobs that require run lengths greater than 500 copies, a higher level of quality, or a substrate (coated stock, thick stock, plastics, etc.) that cannot be effectively produced on a toner-based device. They are also combining digital toner devices and DI® presses into one workflow to create certain print jobs more profitably. For example, they may produce a high quality color direct mail piece on the DI® press, then add a personalized message or pURL (personal URL) using their toner device. The result is a high quality personalized piece affordably produced.

c.
In-plant print shops that operate within corporations, colleges and universities and government agencies. These print shops are attracted to the ease-of-use, compact footprint and environmentally responsible nature of our solutions. It is becoming increasingly important that these shops be self-sustaining. The productivity, efficiency and versatility of Presstek solutions helps in-plants reach this goal.

3. Focus on key growth areas.

a.
Growth within the existing market segments that Presstek serves today. Historically, Presstek has served print shops with less than 20 employees, and this segment makes up approximately 75% of the industry (i.e., number of printers). Many of these printers have not yet fully embraced digital printing technologies. In addition, owners of existing DI® presses and CTP systems will be looking to add capacity or to upgrade their capabilities (i.e., upgrade a 34DI® press to a 52DI® press, a 52DI® to a 52DI®-AC or a 75DI® press, a semi-automated CTP system to a fully automated solution, or add Latitude, a PDF workflow solution).

b.
Growth up-market to larger print shops. As print buyers request more jobs in the 500 to 20,000 run length range with faster turnaround times, larger shops often need to outsource these jobs or run them inefficiently on their larger offset presses or toner presses. A Presstek DI® press is a good solution for these shops, because it allows them to bridge the production gap between the high-end of toner devices (~500) and the low-end of conventional offset presses (~20,000). DI® presses also use offset ink and print on standard paper (as well as many other substrates) so output is easily matched to the production of larger presses. The DI® press may also open up new opportunities for the larger print shop.

c.
Growth of CTP consumables. It is estimated that the worldwide digital offset printing plate market in fiscal 2010 was $3.9 billion. This market is expected to grow by as much as 15% to $4.5 billion by 2014 based on research from Vantage Strategic Marketing. Presstek plans to further penetrate this large consumables market by aggressively marketing its expanding range of CTP plates. These plates will work on both Presstek and third party imaging devices. Aurora Pro and Aeon are examples of “open platform” products that fit into this area of growth.

d.
Growth in geographic regions. The largest portion of Presstek’s sales has historically come from the United States and Canada. The largest portion of the worldwide print market, however, is outside North America. Presstek has established three sales regions; Americas, EAMER, and APAC, to establish proper distribution by region and to help develop solutions that fit each market’s specific requirements.

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

Our DI® presses, the Presstek 34DI®, Presstek 52DI® and Presstek 75DI®, allow printers to offer high quality offset printing on a wide range of substrates at run lengths starting at 500 sheets for a highly competitive cost per sheet. DI® presses are able to do this because of their short make-ready time and reduction of production steps, which is possible because of three Presstek technologies—laser imaging, press design, and DI® plate technology—working in unison to create an optimized printing system. Aqueous coating further enhances DI capability by allowing customers to add an aqueous based coating that enhances not only the cosmetics of the printed sheet (satin, matte and gloss finishes), but also the durability, since the coating protects the image when handled or mailed. The fast drying tendency of aqueous coating also facilitates faster turnaround time allowing jobs to be quickly moved to the bindery process.

Presstek offers a full range of CTP systems, from a two-page polyester system to an eight-page fully automated thermal plate system. In December 2009, Presstek launched Aeon, an aluminum-based no preheat thermal plate that provides added durability for larger, high production environments.  Aeon, a chemical-based plate, is a longer run plate solution with the capability of printing over 200,000 impressions unbaked and as many as one million impressions with an optional post bake.

Presstek has also expanded its workflow offerings by partnering with third parties. This allows users to better implement Presstek’s DI® and CTP solutions while improving the flow of jobs through production. An example of this is the agreement signed with EskoArtwork Odystar to offer a PDF workflow solution; Presstek markets this product as Latitude.

5. Provide solutions that meet the growth in demand for short-run, fast turnaround high quality color printing.

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

Technology

Imaging Technology

Presstek developed the imaging technology for the world's first DI® press. Since 1987, we have continuously improved on this technology. Today we offer our fourth generation of imaging technology which we call ProFire® Excel on our Presstek 34DI®and Presstek 52DI® digital offset presses. The ProFire® Excel system has three major components: the laser diode system, made up of four-beam laser diodes and laser drivers; the integrated motion system that controls the placement of the laser diodes; and the digital controller and data server. The image data board of the ProFire® Excel controls 16-micron diodes with patented Image Plus technology. Among the advantages of Image Plus is a writing mode that increases image quality while significantly reducing moiré patterns in standard screen sets, allowing for a range of FM (stochastic) screening options.  The Presstek 75DI® press incorporates significant technological advances, including utilization of new on-press imaging technology. This next-generation imaging technology utilizes a single lens imaging concept in which all diodes image through a single lens resulting in improved image quality and even easier makeready.

The laser diodes that we use for our ProFire® Excel imaging system are manufactured by Lasertel and other suppliers.  We assemble supplier-manufactured laser imaging modules into imaging kits that are designed for DI® press or Dimension Excel CTP units. These kits are then incorporated into DI® printing presses, by our manufacturing partner, or into CTP systems assembled at our Hudson, New Hampshire facility.

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

Products

DI® Presses

Presstek 75DI® Press
The Presstek 75DI® is a 6-up or B2 format direct-to-press machine with a maximum sheet size of 31.02” x 23.62”. The 75DI® has a maximum image area of 29.92” x 22.83.” This press is highly automated and designed to deliver superior economics and faster turnaround times. It requires less skilled operators and reduces paper waste. The 75DI® simultaneously images its chemistry-free printing plates on press in 2.0 minutes in precise register at 2540 dpi and supports up to 300 lpi and FM screening. The tower press design allows configurations of four to ten colors with a range of productivity enhancing options, resulting in a press built to meet a specific customer’s needs. The 75DI® offers consistent quality - an exceptionally fast make-ready time and reliable handling across a wide range of substrates. The 75DI® has a maximum operating speed of 16,000 full size sheets per hour which is the equivalent of 96,000 letter-sized sheets.

Presstek 52DI® Press
The Presstek 52DI® is a landscape format 52cm direct-to-press machine with a maximum sheet size of 20.47” x 14.76”. The 52DI® has a maximum image area of 20.07” x 14.17,” one of the largest in its class. This press is highly automated and designed to deliver superior economics and faster turnaround times, requires less skilled operators and reduces paper waste. The 52DI® images all four chemistry-free printing plates on press in 4.5 minutes in precise register at 2540 dpi and supports up to 300 lpi and FM screening. The press design which features Zero Transfer Printing technology, results in consistent quality, an exceptionally fast make-ready time and reliable handling across a wide range of substrates. The 52DI® has a maximum operating speed of 10,000 full size sheets per hour which is the equivalent of 20,000 letter-sized sheets.

Presstek 52DI®-AC Press
The Presstek 52DI®-AC builds on the precise registration, high quality output, and automation of the 52DI® by adding an in-line aqueous coater. With the Presstek 52DI®-AC, coating is applied to sheets in one pass through the press without drying problems. Anilox metering precisely measures and controls the amount of coating being applied, reducing waste and further enhancing the quality of the printed sheet. Flood and spot coatings can be applied in a variety of finishes including matte, dull, satin and gloss. The entire printing operation, from plate advancing and imaging to printing and coating, is automated in one compact, easy-to-use press. High quality results are easy to achieve, and print providers will be able to produce more jobs per shift. The 52DI®-AC offers the same format size and resolution as the 52DI®.

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

Both the Presstek 52DI® and 34DI® can be equipped with the DI® Ultra Violet (“UV”) option. The UV option converts a standard DI® press to a UV press. UV presses are well-suited for printing on non-porous materials such as plastics and foils.

DI® Plates

ProFire® Digital Media
ProFire® Digital Media is designed to work as a system with the laser imaging and press components of ProFire® and ProFire® Excel enabled DI® presses (such as the Presstek 34DI®, 52DI® and 75DI®). ProFire® Digital Media for DI® presses is rated for 20,000 impressions. It is manufactured with an ink-accepting polyester base layer, a middle layer of titanium, and a top layer of silicone. During imaging, the heat from lasers removes the top two layers of the plate, exposing the ink receptive polyester layer. Areas that remain covered with the top layer of silicone will repel the ink. The imaging process is a highly consistent, heat sensitive, physical reaction without the variables of exposure and chemistry. The result is sharper and better-defined details and halftone dots. ProFire® Digital Media supports 300lpi and FM screening.

PearlDry® Plus
Formulated in a similar fashion as ProFire® Digital media, PearlDry® Plus is designed to work in conjunction with previous generation DI® presses. In conjunction with Presstek’s direct-to-press imaging, PearlDry® Plus allows presses to produce a high resolution, 21 micron spot and supports print quality up to a 200-line screen. For DI® applications, PearlDry® Plus is delivered in polyester-based spools. PearlDry® Plus is rated for 20,000 impressions.

PearlDry®
PearlDry® is used for direct-to-press applications that require an aluminum-backed plate such as the 74Karat press manufactured by Koenig & Bauer, AG of Germany (“KBA”). The plate uses a specially formulated silicone material that is coated over the metalized infrared absorbing layer that is then bonded to an aluminum base. PearlDry® is rated for 100,000 impressions.

CTP Products

Compass Series
The Compass Series of platesetters includes the 4-page Compass 4000 Series and the 8-page Compass 8000 Series. These highly productive platesetters range in production speeds from 15 to 38 plates per hour. Presstek Compass platesetters, imaging up to 450 lpi (180 l/cm), are optimized for use with Presstek’s Aurora Pro and Aeon thermal plates. They also image a range of other low energy (830 nm laser) third-party thermal plates. Users can add several options to further increase automation and productivity; including single or multiple cassette autoloaders and in-line standard or custom plate punches.

Dimension Pro Series
Presstek’s Dimension Pro Series of platesetters are entry-level to mid-range CTP solutions that image thermal plates. The Dimension Pro 800 8-page platesetter images plates up to 45” x 33”, at speeds of up to 16 plates per hour and the Dimension Pro 400 4-page platesetter images plates up to 33” x 39”, at speeds of up to 43 plates per hour.  Presstek’s Aeon, Aurora Pro and Anthem® Pro plates are well suited for the Dimension Pro Series.  Recently we announced autoloader capability for 4- and 8-page platesetters which should improve customer capability enabling them to leave the device unattended.

Dimension Excel Series
The Dimension Excel Series of platesetters are CTP imaging devices that are engineered to image our chemistry-free Anthem® Pro thermal plates in an A2 (4-page) format size. The Dimension Excel is available in both standard (Dimension425) and automated (Dimension450-AL) configurations. The standard model offers operator-attended throughput of up to 11 plates per hour, while automated models provide an operating speed of up to 17 plates an hour without any operator intervention.

Vector
The Vector FL52 platesetter is a CTP imaging system that is engineered to image our chemistry-free Freedom thermal plates. The Vector FL52 is a 2-page (52 cm and under) metal CTP system that can produce up to 16 plates per hour.

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

CTP Plates

Anthem® Pro
Anthem® Pro delivers improved print performance with the addition of Presstek's exclusive PRO graining technology. Anthem® Pro plates feature our patented polymer-ceramic technology and combine ablative imaging and chemistry-free cleaning (a simple water wash) with run lengths of up to 100,000 impressions. The Anthem® Pro plate accommodates a wide range of fountain chemistry and inks.

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

Aeon
Aeon is a high resolution, no preheat, thermal CTP plate that offers run lengths to 200,000 without baking; an optional post-bake will enable runs of up to one million impressions. Aeon is a versatile product that operates in 830 nm external drum platesetters. In the pressroom the Aeon plate provides excellent ink/water balance and durability making it an ideal solution for a broad range of printing applications.

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

Most of the companies marketing competitive products, or with the potential to do so, are well established, have substantially greater financial, marketing and distribution resources than us, and have established records in the development, sale and servicing of products. There can be no assurance that any of our products or any products incorporating our technology will be able to compete successfully in the future.

DI® Presses

Potential competition for DI® presses comes from several areas including manufacturers of high-end electrophotographic and inkjet technology as well as manufacturers of conventional offset printing presses.

Manufacturers of high-end electrophotographic technology include, among others, Canon Inc., Hewlett Packard Company, Ricoh Company, Ltd., Eastman Kodak Company, and Xerox Corporation. These electrophotographic imaging systems use either liquid or dry toners to create one to four (or more) color images on paper and typically offer resolutions of between 400 and 1200 dots per inch. These technologies are generally best suited for ultra-short-runs of less than 500 copies or for printing variable data.

Manufacturers of high-end inkjet technology include, Fujifilm Corporation, Xerox Corporation, Hewlett Packard, Dainippon Screen Mfg. Co., Ltd., and Eastman Kodak Company. These devices are new to the market and use inkjet technology to produce color images up to 1200dpi. These devices generally require a special treated paper.

Manufacturers of conventional offset printing presses include, among others, Heidelberger Druckmaschinen AG, Koenig & Bauer AG (KBA), Sakurai USA, Inc., Ryobi Limited (“Ryobi”) and Manroland AG. The level of automation on new presses is improving and when combined with an automated CTP system an effective workflow can be established. We believe that conventional offset is best suited for production runs of 20,000 or longer. The quality of print from a conventional offset press will depend on the skill of the operator as well as the process the print establishment uses to deliver the plate to the press.

Screen Dainippon Screen Graphics (USA), LLC offers the Truepress 344 press. This press is an A3 four color digital offset press that prints up to 7,000 impressions per hour with a conventional wet offset process.

The Presstek 34DI® also competes against the Ryobi 3404DI for end user sales. Ryobi is an OEM partner of Presstek and the Ryobi 3404DI uses Presstek’s imaging technology, printing plates and press design.

VIM Technologies, Ltd., an Israeli company (“VIM”), has been selling a plate for DI® presses.  During 2009, in an action initiated by the Company against VIM and several of its North American dealers, the United States International Trade Commission ruled that the VIM printing plates infringe Presstek’s valid and enforceable patents and banned the importation of the VIM plates into the United States.   Also during 2009, the Regional Court in Dusseldorf, Germany ruled that the VIM plates infringe Presstek’s valid and enforceable patents, and ordered VIM plate sales in Germany halted, and this ruling was upheld on appeal.

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

Supplies

The broad portfolio of equipment, supplies, and service added to our portfolio through the acquisition of assets of the A.B. Dick Company (the “A.B. Dick Acquisition”) in 2004 has several competitors. In addition to those mentioned above, competitors include for Prepress: ECRM and RIPit; for Press: Ryobi, Hamada, Xerox Corporation, Canon Inc., Ricoh Company, Ltd. and Hewlett Packard Company; for Service: General Binding Corp., Kodak, Service On Demand and some independent providers; for Dealers: Xpedx, Pitman and Fuji Graphic Systems.

Patents, Trademarks and Proprietary Rights

Our general policy has been to seek patent protection for those inventions and improvements likely to be incorporated into our products and services or where proprietary rights will improve our competitive position. As of January 1, 2011, our worldwide patent portfolio included over 400 patents. We believe these patents, which expire from 2011 through 2026, are material in the aggregate to our business. We have applied for and are pursuing applications for 16 additional U.S. patents and 8 foreign patents. We have registered, or applied to register, certain trademarks in the U.S. and other countries, including Presstek, DI®, Dimension, ProFire®, Anthem®, Aeon, and PearlDry®. We anticipate that we will apply for additional patents, trademarks, and copyrights, as deemed appropriate.

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

Research and Development

Research and development expenses related to our continued development of products incorporating DI® and CTP technologies were $4.3 million, $5.0 million and $5.1 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. These research and development expenditures are related to the continuing operations of the Presstek segment.  Additionally, the Company capitalizes costs related to the design and development of prototypes by third parties that incorporate Presstek products and technology.  Capitalized development costs were $1.2 million, $1.1 million and $0.1 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

Environmental Protection

The Company is subject to various laws and governmental regulations concerning environmental matters. In the United States, federal laws and state regulatory programs having an impact on the Company include: the Toxic Substances Control Act; the Resource Conservation and Recovery Act; the Clean Air Act; the Clean Water Act; and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended.

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

Employees

At January 1, 2011, we had 503 employees worldwide. Of these, 27 are engaged primarily in engineering, research and development; 107 are engaged in sales and marketing; 206 are engaged in service and customer support; 104 are engaged primarily in manufacturing, manufacturing engineering and quality control; and 59 are engaged primarily in corporate management, administration and finance.

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

Glossary

Set forth below is a glossary of certain terms used in this Annual Report on Form 10-K:

A1	a printing term referring to a standard paper size capable of holding eight 8.5” x 11” pages on a sheet of paper

A2	a printing term referring to a standard paper size capable of holding four 8.5” x 11” pages on a sheet of paper

A3/B3	a printing term referring to a standard paper size capable of holding two 8.5” x 11” pages on a sheet of paper

B2 press	A printing term commonly used in Europe to describe a press format capable of printing B2 size paper. A B2 sheet of paper is 500mm × 707mm (19.7” × 27.8”)

Ablation	a controlled detachment/vaporization caused by a thermal event, this process is used during the imaging of Presstek’s PEARL and Anthem® Pro consumables

Bindery	operations done after printing an image. Can include punching, folding, perforating, trimming and slitting.

Computer-to-plate (CTP)	a general term referring to the exposure of lithographic plate material from a digital database, off-press

DI®	Presstek’s registered trademark for direct-to-press imaging systems that allow image carriers (film and plates) to be imaged from a digital database, on and off-press

Dots per inch (dpi)	a measurement of the resolving power or the addressability of an imaging device

FM screening
referred to as stochastic screening. A process that converts images into small dots of variable spacing rather than regularly spaced dots or lined screens. This technique of laying down halftone dots can produce superior color results.

Infrared	light lying outside of the visible spectrum beyond its red-end, characterized by longer wavelengths; used in our thermal imaging process

Lithography	printing from a single plane surface under the principle that the image area carries ink and the non-image area does not, and that ink and water do not mix

Off-press	making a printing plate from either an analog or digital source independent of the press on which it will be used

On-press	the use of Presstek’s direct imaging technologies to make a plate directly from a digital file on the press

Makeready	all activities required to transition from the end of one print job to the first sellable sheet of a second print job

Moiré patterns	undesirable pattern in halftones and screen tints made by improperly aligned screens

Open platform CTP Plates	CTP plates that work on a range of platesetters from various manufacturers, allowing access to a broader market segment

PEARL	the name associated with Presstek’s first generation laser imaging technologies and related products and consumables

ProFire® and ProFire® Excel imaging systems	the Presstek components required to convert a conventional printing press into a direct imaging press, including laser diode arrays, computers and electronics

Platemaking	the process of applying a printable image to a printing plate

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

Significant factors that could cause actual results to differ materially from management’s expectations or otherwise impact the Company’s financial condition or results of operations include, without limitation, the following risks:

Current economic conditions and future market disruptions may adversely affect the Company’s business and results of operations. Adverse economic conditions in the United States and internationally, leading to reduced capital spending, may adversely impact our business.

A substantial portion of our business depends on our customers’ demand for our products and services, the overall economic health of our current and prospective customers, and general economic conditions. As widely reported, financial markets throughout the world experienced extreme disruption in the past three years, including extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, failure and potential failures of major financial institutions and unprecedented government support of financial institutions and large businesses. These developments and the continuing effects of the related general economic downturn have and will adversely impact the Company’s business and financial condition in a number of ways, including impacts beyond those typically associated with other recent downturns in the U.S. and foreign economies. The slowdown has caused reduced capital spending by end users, which has adversely affected and may continue to adversely affect the Company’s product sales.  Additional cost reduction actions may be necessary which would lead to additional restructuring charges. The tightening of credit in financial markets and the general economic downturn has, and will likely continue to, adversely affect the ability of the Company’s customers, suppliers, outsource manufacturers and channel partners (e.g., dealers and resellers) to obtain financing for significant purchases. The tightening could result in a decrease in or cancellation of orders for the Company’s products and services, could negatively impact the Company’s ability to collect its accounts receivable on a timely basis, could result in additional reserves for uncollectible accounts receivable being required, and in the event of continued contraction in the Company’s sales, could lead to dated inventory and require additional reserves for obsolescence.

The Company is unable to predict the pace, strength, or duration of recovery from the economic downturn and disruption in financial markets or their future effects on the Company’s business and results of operations, but the consequences of a slow or weak recovery or future downturn may be materially adverse.

Foreign exchange rates may adversely affect the Company’s financial results.

Significant volatility and fluctuations in the rates of exchange for the U.S. dollar against currencies such as the Euro, the British pound and the Japanese yen could negatively impact the Company’s customer pricing, purchase price of sourced product, and adversely affect the Company’s financial results.

We are substantially dependent on our manufacturing and distribution relationships to produce products and to develop and grow our business. The loss or failure of one or more of these partners could significantly harm our business.

Our business strategy includes working with manufacturing and distribution partners to produce our products on an OEM basis and to aid in developing new market channels for our products. We are dependent on many of these partners for the supply of products as well as the future sales of both existing and planned products. This means that the timetable for finalizing development, commercialization and distribution of both existing and planned products is dependent upon the needs and circumstances of our partners. Any delay in meeting production and distribution targets with our partners may harm our relationships with them and may cause them to terminate their relationship with us. Our distribution partners may not develop markets for our products at the pace or in the manner we expect, which may have an adverse effect on our business. Our manufacturing and distribution partners may terminate their relationships with us for reasons beyond our control or we may mutually agree to terminate our relationship. Our partners may also experience disruptions in their ability to manufacture or distribute our products for reasons beyond our control, including factors unique to their businesses, factors that are political in nature and related to their region or country, factors related to acts of war or acts of nature, or factors associated with the current global economic downturn. We cannot be assured that the termination of any of our relationships with our manufacturing and distribution partners, and the disruption of their ability to manufacture and distribute our products will not have an adverse impact on our business in the future.

If we are unable to manage acquisitions successfully it could harm our financial results, business and prospects.

As part of our business strategy, we may expand our business through the acquisition of other businesses. We will need to integrate acquired businesses with our existing operations. We cannot be assured that we will effectively assimilate the business or product offerings of acquired companies into our business or product offerings. Integrating the operations and personnel of acquired companies into our existing operations may result in difficulties and expense, disrupt our business or divert management’s time and attention. If we are unable to successfully integrate future acquisitions, it could adversely impact our competitiveness and profitability. Acquisitions involve numerous other risks, including potential exposure to unknown liabilities of acquired companies and the possible loss of key employees and customers of the acquired business. In connection with acquisitions or joint venture investments outside the U.S., we may be subject to the risk of foreign currency fluctuations.

Our business strategy may include the licensing or acquisition of technologies, which entail a number of risks.

As part of our strategy to grow our business, we may license technologies from third parties. We may not be successful in integrating the acquired technology into our existing business to achieve the desired results.

Our lengthy and variable sales cycle makes it difficult for us to predict when or if sales will occur and therefore we may experience an unplanned shortfall in revenues.  A shortfall in anticipated revenues may have an adverse effect on our business, results of operations and financial condition.

Many of our products have a lengthy and unpredictable sales cycle that contributes to the unpredictability of our operating results; this issue has been compounded by the economic downturn. Customers view the purchase of our products as a significant capital outlay and, therefore, a strategic decision. As a result, customers generally evaluate these products and determine their impact on existing infrastructure over a lengthy period of time. The sales of our products may be subject to delays if the customer has lengthy internal budgeting, approval and evaluation processes. The severe economic downturn has significantly impacted this decision-making process of many of our customers and prospective customers, and some businesses are either deferring or canceling significant capital purchasing decisions due to the uncertainty of their own financial futures. If revenues anticipated during a particular period are not realized or are delayed, we may experience a shortfall in anticipated revenues, which could have an adverse effect on our business, results of operations and financial condition.

We face risks associated with our efforts to expand into international markets.

We intend to continue expanding our global sales operations and enter additional international markets in order to increase market awareness and acceptance of our line of products and generate increased revenues, which will require significant management attention and financial resources. International sales are subject to a variety of risks, including difficulties in establishing and managing international distribution channels, in serving and supporting products sold outside the United States and in translating products and related materials into foreign languages. International operations are also subject to difficulties in collecting accounts receivable, staffing and managing personnel and enforcing intellectual property rights. Other factors that can adversely affect international operations include the impact of local laws and regulations, fluctuations in the value of foreign currencies and currency exchange rates, changes in import/export duties and quotas, introduction of tariff or non-tariff barriers and economic or political changes in international markets.

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

The Company has sustained significant losses in prior periods. The ability of the Company to generate profits in fiscal year 2011 and beyond is dependent upon its ability to generate revenues and effectively manage costs. We may need to generate significant increases in revenues to generate profits, and we may not be able to do so. If our revenues grow more slowly than we anticipate or decrease, or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be adversely affected. Additionally, future losses could negatively impact our borrowing availability under our existing credit agreement and/or our ability to meet the covenants of our existing credit agreement which could limit our access to additional resources and have a negative affect on our liquidity. Even if we become profitable in the future on a quarterly or annual basis, we may not be able to sustain or increase such profitability year to year.

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

Due primarily to the high value of the Company’s digital off-set presses relative to the amount of our quarterly revenues, our quarterly revenues and operating results are difficult to predict, have varied in the past, and may fluctuate significantly from quarter to quarter. Accordingly, our quarterly results may fluctuate from quarter to quarter based upon the number of digital off-set presses that are sold in a particular quarter. In addition, we base our current and future expense levels in part on our estimates of future revenues. Our expenses are largely fixed in the short-term and we may not be able to adjust our spending in a timely manner if our revenues fall short of our expectations. Accordingly, a revenue shortfall in a particular quarter would have an adverse effect on our operating results for that quarter. In addition, our quarterly operating results may fluctuate for many other reasons, including, without limitation:

•	a long and unpredictable sales cycle;
•	changes in demand for our products and consumables, including seasonal differences;
•	changes in the mix of our products and consumables; and
•	the continued global economic slowdown.

The current capital and credit market conditions may adversely affect our access to capital, cost of capital and business operations.

The general economic and capital market conditions in the United States and other parts of the world have deteriorated significantly over the past three years, and have adversely affected access to capital and increased the cost of capital. If these conditions continue or become worse, our future access to capital markets could be adversely affected and the cost of debt and equity capital could increase. While the Company has recently established a new three-year credit line, if the need arises for additional financing, any inability to obtain adequate financing from debt and/or equity sources could force us to self-fund capital expenditures and strategic initiatives, forgo some opportunities, or possibly discontinue certain operations.

Our credit agreement requires that we meet certain financial performance metrics and restricts certain activities.

Under the terms of the Company’s credit agreement, the Company is required to meet or exceed certain financial performance metrics.  The Company’s failure to achieve these performance metrics would result in a default under the credit agreement, which could have a material adverse effect on our business, results of operations and financial condition. In addition, we are restricted under the credit agreement in our ability to enter into certain transactions, and to make certain investments and capital expenditures above established levels.  These restrictions, among others in the credit agreement, may restrict our ability to meet our growth and financial performance targets.

We are dependent on third party suppliers for critical components and certain products. Our inability to maintain an adequate supply for these critical components and important products could adversely affect us.

We are dependent on third-party suppliers for critical components and certain important products. Our demand for these components may strain the ability of our third party suppliers to deliver such components and products in a timely manner. For example, we have a requirement for advanced technology laser diodes for use in products incorporating our direct-to-press technology. If we are unable for any reason to secure an uninterrupted source of critical components at prices acceptable to us, our operations could be materially adversely affected.  Although an element of our sale of the Lasertel business to SELEX was a laser diode supply agreement with the Company, there can be no assurance that this supplier will become a dependable provider of laser diodes and satisfy the Company’s supply requirements. There can be no assurance that we will be able to obtain alternative suppliers should our current supply channels prove inadequate.

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

As part of the Company’s strategy, we have introduced several new products during the past three years. Achieving and maintaining market acceptance for any product requires substantial marketing and distribution efforts and the dedication of financial and other resources. We may not have sufficient resources to achieve and maintain market acceptance of new products. Additionally, there can be no assurance that our existing product offerings will achieve and maintain market acceptance or that any of our other current products or any future products that we may develop or any future products produced by others that incorporate our technologies will achieve market acceptance or become commercially successful. If these product offerings do not achieve anticipated market acceptance, we may not achieve anticipated revenue and profitability.

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

Management’s Report on Internal Control over Financial Reporting included in this Annual Report on Form 10-K, concludes that as of January 1, 2011 our internal control over financial reporting was effective.  Although we exercise significant efforts to maintain effective controls, our continued assessment, or the subsequent assessment by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting and our disclosure controls or procedures, some of which may require disclosure in future reports.

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

There is rapid technological development in the electronic image reproduction industry, resulting in extensive patent filings and a rapid rate of issuance of new patents. Although we believe that our technology has been independently developed and that the products we market do not infringe the patents or violate the proprietary rights of others, it is possible that such infringement of existing or future patents or violation of proprietary rights may inadvertently occur.

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

We also compete with stand-alone CTP imaging devices for single and multi-color applications. Most of the major corporations in the graphic arts industry have developed and are marketing off press CTP imaging systems. To date, devices manufactured by our competitors, for the most part, utilize printing plates that require a post imaging photochemical developing step, and in some cases, also require a heating process. Competitors in this area include, among others, Agfa Gevaert N.V., Screen, Heidelberg, Fuji and Kodak.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

The following table summarizes our significant occupied properties:

Location	Functions	Square footage (approximate)	Ownership status/ lease expiration

Hudson, NH	Manufacturing, research and development, marketing, demonstration activities, administrative and customer support	165,000	Owned

South Hadley, MA (two buildings)	Manufacturing, research and development, administrative support	100,000	Owned

Greenwich, CT	Corporate headquarters, executive offices	11,500	Lease expires in May 2013

Des Plaines, IL	Distribution center	127,000	Lease expires in February 2013

Heathrow, United Kingdom	European headquarters, sales, service	20,000	Lease expires in November 2020

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

Item 3. Legal Proceedings.

In February 2008 we filed a complaint with the International Trade Commission (“ITC”) against VIM and its manufacturing partner Hanita Coatings for infringement of Presstek’s patent and trademark rights. Presstek also sued four U.S. based distributors of VIM products: Spicers Paper, Inc., Guaranteed Service & Supplies, Inc., Ohio Graphco Inc., and Recognition Systems Inc., as well as one Canadian based distributor, AteCe Canada. The Company has settled with Ohio Graphco Inc., which has agreed to cease the importation, use and sale of VIM plates and also agreed to cooperate with the ITC in its investigation of VIM’s alleged patent infringement. Presstek sought, among other things, an order from the ITC forbidding the importation and sale of the VIM printing plates in the United States; such an order would be enforced at all U.S. borders by the U.S. Customs Service. On November 30, 2009 the ITC determined that VIM infringed Presstek’s valid and enforceable patents and ordered that the importation of the infringing VIM products into the United States be banned.  The ITC order took effect on January 30, 2010 following a required 60-day Presidential review period.  In April 2008 we filed a Complaint against VIM in the Regional Court in Dusseldorf, Germany  German court for patent infringement. In April 2009, the Regional Court found Presstek's European patents to be infringed by VIM's illegal plates. The Court ordered VIM and a German distributor named as a defendant in the action to cease all sales of infringing VIM printing plates. The German court ruled that VIM is liable to Presstek for damages, including damages relating to all VIM plate sales in Germany dating back to 2003. VIM appealed this decision.  In June, 2010 the Higher Court upheld the Regional Court’s ruling in Presstek’s favor.  The case is now in the phase of determining damages.  In addition, VIM initiated a separate German court proceeding in the Patent Court seeking to have the Company’s European patents declared invalid.   In June 2010 the Patent Court ruled in Presstek’s favor and that proceeding is now concluded.

In April 2009 the Company initiated a declaratory judgment action in the United States District Court for the District of Colorado against Eastman Kodak Company (“Kodak”) in which a Company employee and the Company sought to have a non-competition clause under an agreement between the employee and Kodak rendered void under Colorado law.  Kodak has counterclaimed for breach of contract and misappropriation of trade secrets.  Kodak sought relief in the form of a preliminary injunction, which has been denied by the Court, and is seeking unspecified damages.  The Company believes that Kodak’s allegations are without merit.  The litigation is in its discovery stage.

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

	High	Low
Fiscal year ended January 1, 2011
First quarter	$5.09	$2.15
Second quarter	$5.19	$2.35
Third quarter	$3.41	$1.55
Fourth quarter	$2.33	$1.73

Fiscal year ended January 2, 2010	High	Low
First quarter	$3.56	$1.38
Second quarter	$2.39	$1.10
Third quarter	$2.42	$1.17
Fourth quarter	$2.61	$1.64

On March 10, 2011, there were 2,592 holders of record of our common stock. The closing price of our common stock was $2.73 per share on March 10, 2011.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during fiscal 2010.

Item 6. Selected Financial Data.

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Part II Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and notes thereto included in Part II Item 8 of this Annual Report on Form 10-K. On September 24, 2008, the Company’s Board of Directors approved a plan to market the Lasertel subsidiary for sale. The results of operations for the fiscal year ended January 3, 2009 were restated to reflect the Lasertel segment as discontinued operations. On March 5, 2010, Presstek sold Lasertel to SELEX Galileo Inc. The historical results provided below are not necessarily indicative of future results.

(in thousands, except per-share data)
	Fiscal year ended
	January 1,	January 2,	January 3,	December 29,	December 30,
	2011	2010	2009	2007	2006

Revenue	$128,577	$134,458	$193,252	$246,573	$258,936
Cost of revenue	86,679	92,266	124,511	177,346	181,799

Gross profit	41,898	42,192	68,741	69,227	77,137

Operating expenses
Research and development	4,305	4,975	5,144	4,969	5,320
Sales, marketing and customer support	21,562	24,967	29,937	39,194	39,451
General and administrative	21,468	21,912	25,496	33,172	18,879
Amortization of intangible assets	805	926	1,084	2,168	2,697
Restructuring and special charges (credits)	564	1,684	2,108	2,714	5,481
Goodwill impairment	-	19,114	-	-	-
Total operating expenses	48,704	73,578	63,769	82,217	71,828

Operating income (loss)	(6,806)	(31,386)	4,972	(12,990)	5,309

Other income (expense), net	(1,244)	(1,389)	938	(1,254)	(984)

Income (loss) from continuing operations
before income taxes	(8,050)	(32,775)	5,910	(14,244)	4,325
Provision (benefit) for income taxes	2,503	16,334	2,780	(3,889)	(9,891)

Income (loss) from continuing operations	(10,553)	(49,109)	3,130	(10,355)	14,216
Loss from discontinued operations, net of income tax	(70)	(740)	(2,606)	(1,849)	(4,472)

Net income (loss)	$(10,623)	$(49,849)	$524	$(12,204)	$9,744

Earnings (loss) per share - basic
Income (loss) from continuing operations	$(0.29)	$(1.34)	$0.09	$(0.29)	$0.40
Loss from discontinued operations	(0.00)	(0.02)	(0.08)	(0.05)	(0.13)
	$(0.29)	$(1.36)	$0.01	$(0.34)	$0.27

Earnings (loss) per share - diluted
Income (loss) from continuing operations	$(0.29)	$(1.34)	$0.09	$(0.29)	$0.40
Loss from discontinued operations	(0.00)	(0.02)	(0.08)	(0.05)	(0.13)
	$(0.29)	$(1.36)	$0.01	$(0.34)	$0.27

Weighted average shares outstanding
Basic	36,898	36,744	36,596	36,199	35,565
Diluted	36,898	36,744	36,605	36,199	35,856

	As of
	January 1,	January 2,	January 3,	December 29,	December 30,
	2011	2010	2009	2007	2006

Working capital (this excludes discontinued operations)	$22,312	$19,324	$34,670	$35,337	$43,151
Total assets	$80,525	$104,535	$157,513	$192,827	$198,014
Total debt and capital lease obligations	$10,252	$17,910	$16,489	$35,535	$37,572
Stockholders' equity	$49,178	$56,848	$102,531	$106,892	$111,237

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis should be read in connection with “Item 1. Business”, “Item 1A. Risk Factors”, “Item 6. Selected Financial Data”, “Item 7A. Quantitative and Qualitative Disclosures about Market Risks” and our consolidated financial statements and notes thereto included in Part II Item 8 of this Annual Report on Form 10-K. Certain terms used in the discussion below are defined in Item 1 of this Annual Report on Form 10-K.

Overview of the Company

The Company is a provider of high-technology, digital-based printing solutions to the commercial print segment of the graphic communications industry. The Company designs, manufactures and distributes proprietary and non-proprietary solutions aimed at serving the needs of a wide range of print service providers worldwide. Our proprietary digital imaging and advanced technology consumables offer superior business solutions for commercial printing focusing on the growing need for short-run, high quality color applications. We have helped to lead the industry’s transformation from analog print production methods to digital imaging technology. We are a leader in the development of advanced printing systems using digital imaging equipment, workflow and consumables-based solutions that economically benefit the user through streamlined operations and chemistry-free, environmentally responsible solutions. We are also a leading sales and service channel across a broadly served market in the small to mid-sized commercial, quick and in-plant printing segments.

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

Through our various operations, we:

·
provide advanced digital print solutions through the development, manufacture, and sourcing of digital laser imaging equipment and advanced technology chemistry-free and chemistry-based printing plates, which we call consumables, for commercial and in-plant print providers targeting the growing market for high quality, fast turnaround short-run color printing; and

·
are a leading sales and services company delivering Presstek digital solutions and solutions from other manufacturing partners through our direct sales and service force and through distribution partners worldwide.

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

Similar digital imaging technologies are used in our CTP systems. We also design and manufacture CTP systems that incorporate our technology to image our chemistry-free printing plates. Our chemistry-free digital imaging systems enable customers to produce high quality, full color lithographic printed materials more quickly and cost effectively than conventional methods that employ more complicated workflows and toxic chemical processing. This results in reduced printing cycle time and lowers the effective cost of production for commercial printers. Our solutions make it more cost effective for printers to meet the increasing demand for shorter print runs, higher quality color and faster turn-around times.

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

We currently have one reporting segment; the Presstek segment. Presstek is primarily engaged in the development, manufacture, sourcing, sale and servicing of our business solutions using patented digital imaging systems and patented printing plate technologies. We also provide traditional analog systems and related equipment and supplies for the graphic arts and printing industries.

We generate revenue through three main sources: (i) the sale of our equipment and related workflow software, including DI® presses and CTP devices; (ii) the sale of our proprietary and non-proprietary consumables and supplies; and (iii) the servicing of offset printing systems and analog and CTP systems and related equipment.

Prior to March 5, 2010, we conducted business in two segments: the Presstek segment, and the Lasertel segment. Lasertel manufactured and developed high-powered laser diodes and related laser products. On September 24, 2008, the Board of Directors approved a plan to market the Lasertel subsidiary for sale; as such the Company has presented the results of operations of this subsidiary within discontinued operations. On March 5, 2010, the Lasertel subsidiary was sold to SELEX as previously discussed. Commencing with the second quarter of the fiscal 2010, the Company’s reports filed with the SEC reflect that the Company conducts business in one industry segment as a result of its sale of Lasertel.

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

Another method of growing the market for consumables is to develop and distribute consumables that can be imaged by non-Presstek devices (i.e., “open platform” plates). In addition to expanding the base of our DI® and CTP units, an element of our focus is to reach beyond our proprietary systems and penetrate the installed base of CTP devices in all market segments with our thermal plate offerings. The first step in executing this strategy was the launch of our Aurora Pro chemistry-free printing plate designed to be used with CTP units manufactured by other thermal CTP device manufacturers. In December 2009 we introduced Aeon, a no preheat thermal CTP plate that offers run lengths to 200,000 without baking. We continue to work with other CTP manufacturers to qualify our consumables on their systems. We believe this shift in strategy fundamentally enhances our ability to expand and control our business.

During fiscal 2010 we took a major step forward in our up-market growth strategy with the introduction of the new Presstek 75DI® digital offset press.  The 75DI® incorporates Presstek’s next-generation imaging technology and DI® thermal plates into a larger six-page format.  This new larger format press, which can also be purchased with integrated aqueous coating capability, will provide us greater access to the up-market, larger customers.

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

Fiscal 2010 Highlights

The worldwide economic conditions continued to adversely impact our business in 2010. Overall commercial print industry volume was low again as companies held back on general advertising and promotional materials, and uncertainty regarding the economy and tightening credit markets led to delays in capital purchase decisions. As a result of the continuing economic crisis, as well as continuing erosion due to technological changes impacting our traditional product business, revenues in fiscal 2010 of $128.6 million were down $5.9 million, or 4.4%, compared to the prior year.

Management Objectives

Our vision is to provide high quality, fully integrated digital solutions and services that enable us to form an all-encompassing relationship with our customers. Our business strategy is to offer innovative digital imaging and plate technologies that address the opportunities of today and tomorrow in the graphic arts and commercial printing markets across the globe.

This strategy includes several imperatives: (1) focus on the growth of our consumables product line; (2) emphasize attractive market segments such as larger print providers and global sales expansion; (3) focus on growing existing segments such as print shops with less than 20 employees, (4) enable customers to better compete by offering a more diverse range of products; (5) continue to expand solutions that meet the growth in demand for short-run, fast turnaround high quality color printing; and (6) provide environmentally responsible solutions through our application of technology.

Cost Reduction Initiatives

Over the last three years, we initiated a series of cost reduction and business improvement initiatives that have involved virtually every aspect of the business.  These initiatives have included pricing actions, improved manufacturing efficiencies, increased utilization of field service resources, right-sizing of operating expenses, elimination of the 401(k) company matching contribution, furloughs in certain of the Company’s operating areas and cash flow improvements driven by working capital reductions and the sale of selected real estate assets.  The Company has generated approximately $40 million of annualized savings/margin improvements as a result of these actions.

The Company has made significant improvements to its cost structure as a result of these cost reduction initiatives.  Since the second quarter of 2007, headcount has been reduced by 36%; leased facilities have been consolidated; operating expenses have been reduced from $22.0 million in the second quarter of fiscal 2007 to $13.3 million in the fourth quarter of fiscal 2010, a decline of 40%; working capital has decreased from $39.8 million at June 30, 2007 to $22.3 million at January 1, 2011; total debt has decreased 74% since the second quarter of 2007 to $10.3 million; and the Company completed the sale of its real estate located in Tucson, AZ for $8.75 million in fiscal 2008 and the sale of its Lasertel subsidiary in 2010 for $8.0 million in cash and, in addition, Presstek was able to retain approximately $2.0 million of laser diode inventory.

Use of Non-GAAP Measures

Adjusted EBITDA is a financial measure which is not prescribed or authorized by United States generally accepted accounting principles (“GAAP”).  Adjusted EBITDA, as we define it, reflects earnings excluding the impact of interest expense, provision for income taxes, depreciation expense, amortization expense, stock-based compensation expense, restructuring and special charges and other non-recurring charges or credits.

Our Credit Agreement includes a similar measure as a basis for a material covenant under the agreement. Additionally, we believe that EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired. Additionally, we believe that investors commonly adjust EBITDA information to eliminate the effect of restructuring and other expenses, which vary widely from company to company and impair comparability. We adjust for these items in our Adjusted EBITDA as our management believes that these items would distort their ability to efficiently view and assess our core operating trends.

In summary, our management uses Adjusted EBITDA as a measure of operating performance to assist in comparing performance from period to period on a consistent basis and to readily view operating trends, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations, and in communications with our Board of Directors, shareholders, creditors, analysts and investors concerning our financial performance.

Adjusted EBITDA was positive $4.0 million, negative $1.6 million and positive $16.3 million in fiscal 2010, 2009 and 2008, respectively.  The following table represents a reconciliation of GAAP amounts (“Net Income (Loss) from Continuing Operations”) to Non-GAAP amounts (“Adjusted EBITDA”) for fiscal years 2010, 2009 and 2008 (in thousands of dollars).

	2010	2009		2008

Net Income (Loss) from Continuing Operations	$(10,553)		$(49,109)	$3,130
Add Back:
Interest expense, net	1,049		1,116	835
Provision for income taxes	2,503		16,334	2,780
Depreciation and amortization	4,841		4,733	5,603
Non-cash portion of equity compensation(1)	3,662		1,702	1,803
Impairment and other non-cash charges(2)	1,935		21,938	-
Restructuring and other charges	564		1,684	2,108
Adjusted EBITDA	$4,001	$	(1,602)	$16,259
(1) includes charges for bonus plan payable in Presstek stock and stock-based compensation
(2) includes a customer bad debt charge in 2010 and goodwill write-off and inventory charge in 2009

Adjusted EBITDA reflects earnings excluding the impact of interest expense, provision for income taxes, depreciation expense, amortization expense, non-cash portion of equity compensation, restructuring and special charges and other non-recurring charges or credits.

General

The Company operates and reports on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements presented herein include the financial results for the 52-week fiscal year ended January 1, 2011 (“fiscal 2010” or “2010”), the 52-week fiscal year ended January 2, 2010 (“fiscal 2009” and “2009”) and the 53-week fiscal year ended January 3, 2009 (“fiscal 2008” or “2008”).

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

Result of Operation

Results of operations in dollars and as a percentage of revenue were as follows (in thousands of dollars):

	Fiscal year ended
	January 1, 2011		January 2, 2010		January 3, 2009
		% of revenue		% of revenue		% of revenue
Revenue
Equipment	$21,413	16.7	$19,646	14.6	$52,716	27.2
Consumables	82,300	64.0	85,741	63.8	106,027	54.9
Service and parts	24,864	19.3	29,071	21.6	34,509	17.9
Total revenue	128,577	100.0	134,458	100.0	193,252	100.0

Cost of revenue
Equipment	21,924	17.1	23,916	17.8	45,818	23.7
Consumables	44,920	34.9	46,765	34.8	53,270	27.5
Service and parts	19,835	15.4	21,585	16.0	25,423	13.2
Total cost of revenue	86,679	67.4	92,266	68.6	124,511	64.4

Gross profit	41,898	32.6	42,192	31.4	68,741	35.6

Operating expenses
Research and development	4,305	3.3	4,975	3.7	5,144	2.6
Sales, marketing and customer support	21,562	16.8	24,967	18.6	29,937	15.5
General and administrative	21,468	16.7	21,912	16.3	25,496	13.2
Amortization of intangible assets	805	0.6	926	0.7	1,084	0.6
Restructuring and other charges	564	0.4	1,684	1.3	2,108	1.1
Goodwill impairment	-	-	19,114	14.2	-	-
Total operating expenses	48,704	37.9	73,578	54.8	63,769	33.0

Operating income (loss)	(6,806)	(5.3)	(31,386)	(23.4)	4,972	2.6
Interest and other income (expense), net	(1,244)	(1.0)	(1,389)	(1.0)	938	0.5
Income (loss) from continuing operations before income taxes	(8,050)	(6.3)	(32,775)	(24.4)	5,910	3.1
Provision (benefit) for income taxes	2,503	1.9	16,334	12.1	2,780	1.4

Income (loss) from continuing operations	(10,553)	(8.2)	(49,109)	(36.5)	3,130	1.6
Loss from discontinued operations, net of income taxes	(70)	(0.1)	(740)	(0.6)	(2,606)	(1.3)

Net income (loss)	$(10,623)	(8.3)	$(49,849)	(37.1)	$524	0.3

Fiscal 2010 Compared to Fiscal 2009

Revenue

Consolidated revenues were $128.6 million in 2010, compared to $134.5 million in the prior year, a decrease of 4%.  The decline in revenues was driven primarily by the continuing decline in our traditional consumables business and service.  Overall, sales of Presstek’s “growth” portfolio of products, defined as 34DI® and 52DI® digital offset solutions and the Presstek family of chemistry-free CTP solutions, increased $0.3 million, or 1% in 2010 compared to the prior year.

Equipment revenues were $21.4 million in 2010 compared to $19.6 million in the prior year, an increase of 9%.  Equipment sales continued to be impacted by the deterioration of the economy and we continue to see some reluctance by small to mid-size customers in our North American market to make capital equipment purchases in this environment, and financing remains difficult to obtain.  Gross revenue of growth portfolio DI® presses and peripherals declined slightly from $15.7 million in 2009 to $15.3 million in the current year.  Gross revenue of our remaining growth portfolio of equipment, Dimension Excel, Dimension Pro, Compass, and Vector platesetters, declined from $4.3 in 2009 to $3.7 million in the current year.  Our “traditional” line of equipment is defined as QMDI presses, polyester CTP platesetters, and conventional equipment. Gross revenues from our traditional line of equipment products increased from $2.2 million in 2009 to $3.1 million in the current year.  As a percentage of gross equipment product revenue, net sales of growth portfolio products decreased to 85.9% of revenue in fiscal 2010 from 90.0% of revenue in fiscal 2009.

Consumables product revenues declined 4% from $85.7 million in 2009 to $82.3 million in the current year due primarily to the increases in our “growth” consumables being more than offset by the anticipated lower sales of our “traditional” portfolio of consumables as customers move away from analog to digital workflows. Sales of Presstek’s “growth” portfolio of consumables, defined as 52DI®, 34DI®, and chemistry-free CTP plates, increased from $31.0 million in 2009 to $32.3 million in the current year.  Overall sales of Presstek’s growth portfolio of DI plates increased from $16.7 million in 2009 to $17.1 million in 2010. Sales of chemistry-free CTP plates increased by 6% in 2010 from $14.4 million in 2009. Sales of Presstek’s traditional plate products, consisting of QMDI, other DI®, and polyester plates, declined from $32.1 million in 2009 to $29.1 million in the current year, while sales of other traditional consumables products declined from $22.2 million to $20.5 million in the year.

Service and parts revenues were $24.9 million in 2010 reflecting a decrease of $4.2 million, or 14%, from the prior year.  The decrease is due primarily to the impacts on service of the overall decrease in equipment placements, a reduction in installation revenue and a general trend by customers to delay service calls and maintenance to save money in a difficult economy.

Cost of Revenue

Consolidated cost of product, consisting of costs of material, labor and overhead, shipping and handling costs and warranty expenses, was $66.8 million in 2010 compared to $70.7 million in the prior year, a decrease of 5%.  The overall decrease in product cost was due primarily to lower revenues.  Additionally, cost of product in 2009 included a charge of $2.7 million related to lower production volume levels in our equipment manufacturing plant and the impact of a change in certain product strategies.

Consolidated cost of service and parts declined 8% to $19.8 million in 2010 from $21.6 million in 2009.  These amounts represent the cost of spare parts, labor and overhead associated with the ongoing service of products.  The reduction in overall cost is due primarily to lower field service expenses resulting from cost reduction initiatives, as well as lower revenues.

Gross Profit

Gross profit as a percentage of product revenues was 35.5% in 2010 compared to 32.9% in 2009.  The primary cause for the change in gross profit percentage was reduced costs and improved efficiencies in 2010 in both equipment and consumables manufacturing.

Gross profit as a percentage of service revenues was 20.2% in 2010 compared to 25.7% in 2009.  The decrease is primarily due to reduced revenues, the impact of which were not fully offset by field service cost reductions.

Research and Development

Research and development expenses primarily consist of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment and consumables development efforts.  Research and development expenses declined to $4.3 million in fiscal 2010 compared to $5.0 million in the prior year due primarily to lower payroll and consulting related costs.

Sales, Marketing and Customer Support

Sales, marketing and customer support expenses primarily consist of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs associated with sales, marketing and customer support activities.

Sales, marketing and customer support expenses decreased from $25.0 in fiscal 2009 to $21.6 million in 2010.  Favorable expense levels were due primarily to lower payroll and consulting related costs resulting from cost reduction actions as well as reduced advertising and travel costs.

General and Administrative

General and administrative expenses are primarily comprised of payroll and related expenses, including stock compensation, for personnel, contracted professional services necessary to conduct our general management, finance, information systems, human resources, legal and administrative activities and bad debt reserves.

General and administrative expenses were $21.5 million in 2010 compared to $21.9 million in the prior year.  Favorable expense levels in 2010 were due in large part to lower payroll related costs and lower professional services fees which more than offset increased costs related to the 2010 non-cash equity-based bonus plan and a  $1.9 million bad debt charge recognized in the fourth quarter of 2010 related to a single customer.

Amortization of Intangible Assets

Amortization expense was $0.8 million in fiscal 2010 compared to $0.9 million in 2009.  This expense relates to intangible assets recorded in connection with the Company’s 2004 A.B. Dick acquisition, patents and other purchased intangible assets.

Restructuring and Other Charges

Consolidated restructuring and other charges of $0.6 million in fiscal 2010 decreased from $1.7 million in fiscal 2009.  Expenses incurred during 2010 relate to certain cost reduction efforts in the Company’s United States operations.  The majority of these expenses are anticipated to be completed by the second quarter of 2011.

Goodwill Impairment

During 2009 the Company wrote off its entire goodwill balance, resulting in an impairment loss of $19.1 million in the second quarter of 2009. The Company had no goodwill balance remaining as of January 2, 2010 and no charge occurred during fiscal 2010.

Interest and Other Income (Expense), Net

Consolidated interest and other income (expense), net, was an expense of $1.2 million in 2010 compared to expense of $1.4 million in 2009. The reduction in expense is comprised primarily of a favorable swing in foreign currency impacts of $0.5 million, offsetting the net impact in 2009 of a $0.4 million charge related to the estimated SEC penalty (See Note 12), a $0.3 million charge related to forbearance fees (See Note 8) and $1.2 million of proceeds from favorable resolution of an insurance contract lawsuit settlement.

Provision for Income Taxes

Our effective tax rate was (31.1%) in fiscal 2010 and (49.8%) in fiscal 2009.  The variance from the federal statutory rate for fiscal 2010 was primarily due to an increase in the valuation allowance provided against our net deferred tax assets in the United States, UK, Canada and Germany.  Based on our evaluation, pursuant to FASB Accounting Standards Codification Topic 740 (originally issued as Financial Accounting Standards No. 109, “Accounting for Income Taxes”), the Company recorded a valuation allowance of $16.8 million in fiscal 2009 against fiscal 2008 net U.S. deferred tax assets. The Company also recorded a fiscal 2009 valuation allowance of $11.3 million against net U.S. deferred tax assets, mainly attributable to current year net operating losses, for which no fiscal 2009 tax benefit was recorded. The Company recorded a fiscal 2010 valuation allowance of $0.9 million against net U.S. deferred tax assets, mainly attributable to 2010 operating losses, for which no fiscal 2010 tax benefit was recorded. The Company also recorded a fiscal 2010 valuation allowance of $2.7 million against net UK, Canadian and German deferred tax assets.  A change in the valuation occurs if there is a change in management’s assessment of the amount of net tax deferred assets that is expected to be realized in the future.

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

Equipment revenues were $19.6 million in 2009 compared to $52.7 million in the prior year.  Equipment sales were significantly impacted by the deterioration of the economy and were consistent with declines in global capital equipment markets.  Potential customers delayed purchasing decisions and lenders delayed financing commitments in anticipation of a continuing sluggish economy.  Gross revenue of growth portfolio DI presses and peripherals declined from $42.0 million in 2008 to $15.7 million in 2009.  Gross revenue of our remaining growth portfolio of equipment, Dimension Excel, Dimension Pro, Compass, and Vector platesetters, declined from $9.2 million in 2008 to $4.3 million in 2009.  Equipment sales of our “traditional” line of products, defined as QMDI presses, polyester CTP platesetters, and conventional equipment, were also lower in 2009 compared to 2008 due to the sluggish economy as well as the ongoing transition of our customer base from analog to digital technologies.  Gross revenues from our traditional line of equipment products declined from $6.0 million in 2008 to $2.8 million in 2009.  As a percentage of gross equipment product revenue, net sales of growth portfolio products increased to 90.0% of revenue in fiscal 2009 from 89.9% of revenue in fiscal 2008.

Consumables product revenues declined from $106.0 million in 2008 to $85.7 million in 2009 due primarily to lower sales of our “traditional” portfolio of consumables as well as the negative impact of the deterioration in the economy.  Sales of Presstek’s traditional plate products, consisting of QMDI, other DI, and polyester plates, declined from $41.6 million in 2008 to $32.1 million in 2009, while sales of other traditional consumables products declined from $27.5 million in 2008 to $22.6 million in 2009.   Sales of Presstek’s “growth” portfolio of consumables, defined as 52DI, 34DI, and chemistry-free CTP plates, declined from $37.0 million in 2008 to $31.0 million in 2009, reflecting underutilized capacity in the printing markets resulting from the slow economy as well as customer inventory reductions.  Overall sales of Presstek’s growth portfolio of DI plates declined from $18.9 million in 2008 to $16.7 million in 2009. Sales of chemistry-free CTP plates declined by 20% in 2009 from $18.1 million in 2008.

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

Gross Profit

Gross profit as a percentage of product revenues was 32.9% in 2009 compared to 37.6% in 2008.  Gross profit had been negatively impacted in 2009 by unfavorable changes in foreign currency exchange rates and the negative impact of reduced manufacturing productivity due to the volume reductions from the deterioration of the global economy.

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

General and Administrative

General and administrative expenses are primarily comprised of payroll and related expenses, including stock compensation, for personnel, contracted professional services necessary to conduct our general management, finance, information systems, human resources, legal and administrative activities and bad debt reserves.

General and administrative expenses were $21.9 million in 2009 compared to $25.5 million in the prior year.  Favorable expense levels in 2009 were due in large part to lower payroll related costs and lower legal and other professional services fees, offset somewhat by higher bad debt expenses resulting from the impact of the sluggish economy.

Amortization of Intangible Assets

Amortization expense was $0.9 million in fiscal 2009 compared to $1.1 million in 2008.  This expense relates to intangible assets recorded in connection with the Company’s 2004 A.B. Dick acquisition, patents and other purchased intangible assets.

Restructuring and Other Charges

Consolidated restructuring and other charges of $1.7 million in fiscal 2009 decreased from $2.1 million in fiscal 2008.  Expenses incurred during 2009 relate to certain cost reduction efforts in the Company’s United States and United Kingdom operations.  These expenses were fully paid in 2010.  In 2008 the Company recognized $2.1 million of restructuring and other related costs associated with our Business Improvement Plan as well as charges related to the impairment of long-lived assets located at our South Hadley, Massachusetts facility.

Goodwill Impairment

Based on events including the decline in the Company’s stock price during the second quarter of 2009 and the unstable economic and credit conditions impacting the Company’s business, the Company identified a triggering event that caused management to test goodwill for impairment as of July 4, 2009. After completing step one of the impairment test, the Company determined that the estimated fair value of its reporting unit was less than the carrying value of the reporting unit, requiring the completion of the second step of the impairment test. To measure the amount of impairment, FASB Accounting Standards Codification Topic 350 Intangibles-Goodwill and Other (originally issued as “SFAS 142, Goodwill and Other Intangible Assets”), prescribes that the Company determine the implied fair value of goodwill in the same manner as if the Company had acquired the reporting unit. Specifically, the Company must allocate the fair value of the reporting unit to all of the assets of that unit, including unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two. Upon completion of step two of the analysis, the Company wrote off the entire goodwill balance, resulting in an impairment loss of $19.1 million in the quarter ended July 4, 2009. The Company had no goodwill balance remaining as of January 2, 2010.

The goodwill impairment charge is non-cash in nature and does not affect the company’s liquidity, cash flows from operating activities or debt covenants and will not have a material impact on future operations.

Interest and Other Income (Expense), Net

Consolidated interest and other income (expense), net, was an expense of $1.4 million in 2009 compared to income of $0.9 million in 2008. The increase in expense in 2009 is comprised primarily of an unfavorable swing in foreign currency impacts of $2.3 million, $0.4 million related to the estimated SEC penalty and $0.3 million related to forbearance fees, offset partially by $1.2 million of proceeds from favorable resolution of an insurance contract lawsuit settlement.

Provision (Benefit) for Income Taxes

Our effective tax rate was (49.8%) in fiscal 2009 and 47.0% in fiscal 2008.  The variance from the federal statutory rate for fiscal 2008 was primarily due to a partial valuation allowance against our net deferred tax assets in the U.S. and for fiscal 2009 was primarily due to a full valuation allowance provided against our net deferred tax assets in the U.S.

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

On September 24, 2008, the Board of Directors approved a plan to sell the Lasertel subsidiary as the Lasertel operations were not considered a core focus for the Presstek graphics business.  The Company has presented the results of operations of this subsidiary within discontinued operations, classified the assets as “Assets of discontinued operations” and liabilities as “Liabilities of discontinued operations”.  On March 5, 2010, Presstek sold Lasertel to SELEX Galileo Inc. (“SELEX”). The sale of Lasertel to SELEX was for $8.0 million in cash and, in addition, Presstek was able to retain approximately $2.0 million of laser diodes inventory for Presstek’s future production requirements. Lasertel, as a subsidiary of SELEX, and in accordance with a supply agreement established between Lasertel and Presstek on March 5, 2010, will continue to manufacture semiconductor laser diodes for Presstek for an initial period of three years.

In 2008, prior to and independent of the plan to sell the Lasertel business, the Company completed a sale-leaseback transaction of its Lasertel property located in Tucson, Arizona (the “Property”). The Company sold the Property to an independent third party for approximately $8.75 million resulting in a gain of approximately $4.6 million. Concurrent with the sale, the Company entered in to an agreement to lease a portion of the property back from the purchaser for a term of 10 years.  The gain associated with the transaction was deferred at the inception of the arrangement and was being amortized ratably over the lease term.  Included within the liabilities of discontinued operations as of January 2, 2010 is the aforementioned deferred gain associated with the Arizona property in which Lasertel conducted its operations. The related amortization of the gain is included in “Income (loss) from discontinued operations, net of tax”. As part of the sale of Lasertel to SELEX on March 5, 2010, the buyer assumed all of the Company’s obligations under the lease.

Lasertel incurred an operating loss of $0.6 million during the first quarter of fiscal 2010 prior to the sale date. Presstek recorded a gain on the disposition of Lasertel of $0.5 million during the first quarter of 2010, bringing the aggregate loss from discontinued operations for fiscal 2010 to approximately $0.1 million. Lasertel incurred a loss of $0.7 million during fiscal 2009, as compared to a loss of $2.7 million during 2008. The 2009 loss includes a non-cash impairment charge of $1.4 million and $0.9 million of legal fees related to the negotiation and signing of a definitive agreement to sell the business.

Results of operations of the discontinued business of Lasertel consist of the following (in thousands, except per-share data):

	January 1, 2011	January 2, 2010	January 3, 2009
Revenue	$1,394	$13,488	$8,686
Profit (loss) before other charges	(555)	1,621	(4,336)
Impairment charge	-	(1,428)	-
Transaction costs related to sale	-	(933)	-
Gain on disposition	485	-	-
Loss before income taxes	(70)	(740)	(4,336)
Provision (benefit) for income taxes	-	-	(1,637)
Net loss from discontinued operations	$(70)	$(740)	$(2,699)
Loss per diluted share	$0.00	$(0.02)	$(0.08)

Assets and liabilities of the discontinued business of Lasertel at January 2, 2010 consisted of the following (in thousands):

Cash and cash equivalents	$585
Receivables, net	2,938
Inventories	3,774
Other current assets	212
Property, plant & equipment, net	4,377
Intangible assets, net	696
Other noncurrent assets	42
Total assets	$12,624

Accounts payable	$729
Accrued expenses	459
Deferred gain	4,015
Total Liabilities	$5,203

Liquidity and Capital Resources

We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings. At January 1, 2011, we had $4.2 million of cash and cash equivalents and $22.3 million of working capital, compared to $5.8 million of cash and cash equivalents and $19.3 million of working capital excluding net assets of discontinued operations at January 2, 2010. The increase in working capital from the prior year is primarily due to the reduction in outstanding borrowings as a result of the proceeds from the sale of our former Lasertel business.

Continuing Operations

Our operating activities provided $0.6 million of cash generation in fiscal 2010. Cash provided by operating activities came from a net loss of $10.6 million offset by positive adjustments of $13.5 million for non-cash charges included in net loss (including depreciation, amortization, provisions for warranty costs, accounts receivable allowances, stock compensation expense, non-cash bonus expense and deferred income taxes) and a $2.3 million negative impact on cash due to changes in operating assets and liabilities.  The negative impact on cash related to operating assets and liabilities was, in large part, due to a decrease of $2.8 million in accrued expenses, which was due mainly to the timing of transactions and related payments.

We used $2.1 million of net cash for investing activities during fiscal 2010 primarily for additions to property, plant and equipment and additions to developed technology costs.  Our additions to property, plant and equipment relate primarily to equipment provided to our CTP plate customers.  The addition to developed technology relate to the design and prototyping of our new 75DI® digital offset press.

Our financing activities used $8.4 million of cash, consisting primarily of $7.7 million of cash repayments under our lines of credit, plus $1.0 million of cash payments related to establishment of our new financing facility, offset by proceeds from the issuance of common stock.

Discontinued Operations

Operating activities of discontinued operations provided $1.5 million in cash in fiscal 2010. Investing activities of discontinued operations provided $7.4 million of cash in fiscal 2010 associated with the net proceeds from the sale of Lasertel to SELEX.

Liquidity

The primary sources of the Company’s liquidity are (i) cash generated by the Company’s operations and (ii) a $25 million Revolving Credit and Security Agreement with a term that expires on March 5, 2013 (“Credit Agreement”). The Company utilizes its sources of liquidity to fund current operations and make capital and other investments in support of the business.

On March 5, 2010, the Company entered into the Credit Agreement among the Company and PNC Bank, National Association (“PNC”), as Lender and as administrative agent for Lenders (PNC, in such agency capacity, the “Agent”). The Credit Agreement, maturing three years from the inception date, provides for funding of up to $25.0 million through a revolving credit facility (the “Revolver”).  Borrowing availability under the Revolver is determined based on a percentage of eligible accounts receivable and inventory of the Company and certain of its subsidiaries.  The Company may terminate the Credit Agreement at any time prior to the maturity date upon thirty (30) days’ prior written notice and upon payment in full of all outstanding obligations under the Credit Agreement.  If the Company terminates the Credit Agreement within the first 35 months the Company must pay an early termination fee as specified in the Credit Agreement.  The Credit Agreement requires the Company to prepay a portion of borrowings under the Credit Agreement out of the proceeds of certain dispositions of property.

Borrowings under the Credit Agreement bear interest at the Revolving Interest Rate. The Revolving Interest Rate is calculated differently for domestic rate loans and for Eurodollar rate loans.  For domestic rate loans the interest rate per annum is equal to the sum of the Alternate Base Rate plus two and one half percent (2.50%).  The Alternate Base Rate is defined as a rate per annum, for any day, equal to the higher of (i) PNC’s published reference rate, (ii) the Federal Funds Open rate in effect on such day plus one half of one percent (0.50%) or (iii) the Daily LIBOR Rate in effect on such day plus one percent (1.0%). For Eurodollar rate loans the interest rate per annum is equal to the sum of three and one-half percent (3.50%) plus the greater of (a) the Eurodollar rate, or (b) one percent (1.0%).  The Credit Agreement requires monthly interest payments with respect to domestic rate loans and a payment at the end of each interest period with respect to Eurodollar rate loans.

Borrowings under the Credit Agreement are secured by all of the assets of Presstek, Inc. and certain of its domestic and foreign subsidiaries that guaranty the obligations of Presstek, Inc., including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock, owned real property and leasehold interests of the Company.

Under the Credit Agreement the Company is required to provide monthly Borrowing Base Certificates to the Agent that become the basis for calculating the Credit Agreement’s Formula Amount.  The Formula Amount, capped at $25 million, represents the maximum amount of advances available to the Company at a given point in time.  The Formula Amount is normally calculated 20 days subsequent to the close of each fiscal month.  Because of the timing delay, the Agent utilizes a process that estimates the maximum amount available daily during each fiscal period.  As of January 1, 2011 the Formula Amount was $15.0 million and the Company had outstanding balances on its line of credit of $10.3 million.  The amount available under the credit line, based on the Formula Amount, was $4.7 million as of January 1, 2011.  The computed preliminary availability based on the daily estimation process was $4.6 million as of that date.

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

 As of January 1, 2011 the Company was fully in compliance with all financial covenants.  The fixed charge ratio for the quarter ended January 1, 2011 was 3.5 to 1.0, well in excess of the 1.0 to 1.0 minimum required ratio.  Additionally, since the inception of the Credit Agreement, the Company’s quarterly capital expenditures have been well below the maximum levels allowed.

Our liquidity is dependent on availability under our current Credit Agreement.  This availability is a function of both our cash generated by operations and our borrowing base availability (primarily based on eligible inventories and accounts receivable) and compliance with our debt covenants.  Management believes there will be adequate availability and compliance with debt covenants throughout 2011.  However, a significant decline in operating results could have a negative impact and may require management to scale back on capital expenditures and/or other operating activities.

The weighted average interest rate on the Company’s short-term borrowings was 4.59% at January 1, 2011.

Contractual Obligations

Our contractual obligations at January 1, 2011 consisted of the following (in thousands):

		Payments due by period
	Total	Less than one year	One to three years	Three to five years	Five or more years

Senior secured credit facilities	$10,252	$10,252	$-	$-	$-
Purchase commitments	1,469	1,469	-	-	-
Operating leases	4,853	1,832	2,470	551	-

Total contractual obligations	$16,574	$13,553	$2,470	$551	$-

In fiscal 2000, we entered into an agreement with Fuji, whereby minimum royalty payments to Fuji are required based on specified sales volumes of our A3 format size four-color sheet-fed DI presses. The agreement provides for total royalty payments to be no less than $6 million and not greater than $14 million over the life of the agreement. As of January 1, 2011, the Company had paid Fuji $9.5 million related to this agreement.

From time to time we have engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party. In certain situations, we may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, we may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, we would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). Generally, the Company’s liability for these recourse agreements is limited to 9.5% of the amount outstanding. The maximum contingent obligation under these shortfall payment arrangements is estimated to be $0.8 million at January 1, 2011, of which $0.2 million relating to full recourse arrangements is reflected in deferred revenue on the Company’s balance sheet at January 1, 2011.

Effect of Inflation

Inflation has not had a material impact on our financial conditions or results of operations.

Net Operating Loss Carryforwards

At January 1, 2011, we had U.S. net operating loss carryforwards for tax purposes totaling $102.3 million, of which $61.5 million resulted directly from stock option compensation deductions for U.S. federal tax purposes and $40.8 million resulted from overall operating losses. To the extent that net operating losses resulting from stock option compensation deductions result in reduction of current taxes payable, the benefit will be credited directly to additional paid-in capital. The Company’s ability to utilize its net operating loss and credit carryforwards may be limited in the future if the Company experiences an ownership change, as defined by the Internal Revenue Code. An ownership change involves an increase of more than 50 percentage points in stock ownership by one or more 5% shareholders over a three year period.

At January 1, 2011, the Company has net operating loss carryforwards of approximated $9.1 million at its UK subsidiary with an indefinite carryforward period and $0.4 million at its Canadian subsidiary which expire at various dates through 2020.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company may invest in high quality money market instruments, securities of the U.S. government, and high quality corporate issues.

Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom we make substantial sales. To reduce risk, we routinely assess the financial strength of our customers and closely monitor their amounts due.  The Company has a distributor that represented 13% and 12% of gross accounts receivable at January 1, 2011 and January 2, 2010, respectively. A significant portion of this outstanding balance is collateralized to the Company by drafts from the distributor’s customers and our ability to take back and resell the distributor’s on-hand Presstek equipment. We maintain an allowance for doubtful accounts based on an analysis of historical losses from uncollectible accounts and risks identified for specific customers who may not be able to make required payments.

Allowance for Doubtful Accounts

The Company’s accounts receivable are customer obligations due under normal trade terms, carried at face value less an allowance for doubtful accounts. The Company evaluates its allowance for doubtful accounts on an ongoing basis and adjusts for potential credit losses when it determines that receivables are at risk for collection based upon the length of time receivables are outstanding, past transaction history and various other criteria. Receivables are written off against reserves in the period they are determined to be uncollectible. The allowance for doubtful accounts represented 23.2% and 13.6%, respectively, of the Company’s gross accounts receivable balance at January 1, 2011 and January 2, 2010.  The large increase in the reserve percentage in fiscal 2010 relates primarily to a single customer bad debt reserve of $1.9 million established in the fourth quarter of fiscal 2010.

Inventory Valuation

Inventories are valued at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. We assess the recoverability of inventory to determine whether adjustments for impairment are required. Inventory that is in excess of future requirements is written down to its estimated market value based upon forecasted demand for its products. If actual demand is less favorable than what has been forecasted by management, additional inventory write-downs may be required. The reserve for excess and obsolete inventory represented 21.9% and 24.0%, respectively, of the Company’s gross inventory value at January 1, 2011 and January 2, 2010.

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

The Company amortizes license agreements and loan origination fees over the term of the respective agreement and amortizes customer relationships over their estimated useful lives ranging from two to ten years.

Stock-Based Compensation

The Company adopted the fair value recognition provisions of FASB Accounting Standards Codification Topic 718, Stock Compensation, (originally adopted by the Company in January 1, 2006, as SFAS 123R Share-Based Payment, as amended (SFAS 123R)), using the modified prospective method. We recognize the fair value of stock compensation in our consolidated financial statements over the requisite service period, generally on a straight-line basis for time-vested awards. Under the fair value recognition provisions of Topic 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. Further, we have elected under Topic 718 to recognize the fair value of awards with pro-rata vesting on a straight-line basis. Previously, we had followed Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, which resulted in the accounting for employee share options at their intrinsic value in the consolidated financial statements.

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

Accounting for Income Taxes

The process of accounting for income taxes involves calculating our current tax obligation or refund and assessing the nature and measurements of temporary differences resulting from differing treatment of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. These differences and our net operating loss (“NOL”) and credit carryforwards result in deferred tax assets and liabilities. In each period, we assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income in each jurisdiction. To the extent we believe that we would not meet the test that recovery is “more likely than not”, we would establish a valuation allowance. To the extent that we establish a valuation allowance or change this allowance in a period, we would adjust our tax provision or tax benefit in our Consolidated Statement of Operations. We use our judgment to determine our provision or benefit for income taxes, including estimates associated with uncertain tax positions and any valuation allowance recorded against our deferred tax assets based on the weight of all positive and negative factors, including cumulative trends in profitability.

We have accumulated U.S. federal and state income tax NOL carryforwards, research and experimentation tax credit carryforwards and alternative minimum tax credit carryforwards. During fiscal 2010, the Company established a valuation allowance against its net deferred tax assets on its balance sheet that represented NOLs and temporary differences from its UK, Canadian and German operations. During fiscal 2009, the Company established a valuation allowance on a deferred tax asset on its balance sheet that primarily represents NOLs from its U.S. operations.

We continually assess our ability to utilize our NOL and tax credit carryforwards in future periods and record any resulting adjustments that may require the establishment or reduction of a valuation allowance against net deferred tax assets. The future impact on net income may therefore be positive or negative, depending on the net result of such adjustments.

Recently Issued Accounting Standards

In December 2010, the FASB issued ASU No. 2010-29, which updates the guidance in ASC Topic 805, Business Combinations. The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity as defined by ASC 805 that enters into business combinations that are material on an individual or aggregate basis. This guidance will become effective for us for acquisitions occurring on or after the beginning of our 2011 fiscal year. We do not expect the adoption of this guidance will have a material impact upon our financial position or results of operations.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements. This guidance modifies the fair value requirements of FASB ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. In addition, the residual method of allocating arrangement consideration is no longer permitted. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. We do not expect the adoption of this guidance will have a material impact upon our financial position or results of operations.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of January 1, 2011, we were not involved in any unconsolidated SPE transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of market risks, including changes in interest rates primarily as a result of our borrowing activities, commodity price risk, and to a lesser extent, our investing activities and foreign currency fluctuations.

Our borrowings are in variable rate instruments, with interest rates tied to either the Prime Rate or the LIBOR. A 100 basis point change in these rates would have an impact of approximately $0.1 million on our annual interest expense, assuming consistent levels of floating rate debt with those held at the end of fiscal 2010.

Commodity price movements create a market risk by affecting the price we must pay for certain raw materials. The Company purchases aluminum for use in manufacturing consumables products and aluminum is embedded in certain components we purchase from major suppliers. From time to time, we enter into agreements with certain suppliers to manage price risks within a specified range of prices; however, our suppliers generally pass on significant commodity price changes to us in the form of revised prices on future purchases. The Company has not used commodity forward or option contracts to manage this market risk.

The Company operates foreign subsidiaries in Canada, Europe and Asia and is exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. Presstek routinely evaluates whether the foreign exchange risk associated with its foreign currency exposures acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency. The Company has not hedged the net assets or net income of its foreign subsidiaries. The Company’s primary foreign currency exchange risks relate to the Euro, British pound and Japanese yen.  A 10% strengthening or weakening of the U.S. dollar versus the Euro, British pound and Japanese yen would have an operating income impact of approximately $0.4 million. In addition, certain key customers and strategic partners are not located in the United States. As a result, these parties may be subject to fluctuations in foreign exchange rates. If their home country currency were to decrease in value relative to the U.S. dollar, their ability to purchase and market our products could be adversely affected and our products may become less competitive to them. This may have an adverse impact on our business. Likewise, certain major suppliers are not located in the United States and thus, such suppliers are subject to foreign exchange rate risks in transactions with us. Decreases in the value of their home country currency, versus that of the U.S. dollar, could cause fluctuations in supply pricing which could have an adverse effect on our business.

PART II

Item 8. Financial Statements and Supplementary Data.

Page

Report of Independent Registered Public Accounting Firm	53
Consolidated Balance Sheets as of January 1, 2011 and January 2, 2010	54
Consolidated Statements of Operations for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009	55
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009	56
Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009	57
Notes to Consolidated Financial Statements	58

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Presstek, Inc.:

We have audited the accompanying consolidated balance sheets of Presstek, Inc. and subsidiaries (the Company) as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended January 1, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 1, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
March 16, 2011

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 1,	January 2,
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$4,165	$5,843
Accounts receivable, net	18,647	22,605
Inventories	29,143	30,378
Assets of discontinued operations	-	12,624
Deferred income taxes	-	243
Other current assets	1,609	2,598
Total current assets	53,564	74,291

Property, plant and equipment, net	21,156	24,307
Intangible assets, net	4,748	4,316
Deferred income taxes	-	1,140
Other noncurrent assets	1,057	481

Total assets	$80,525	$104,535

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Line of credit	$10,252	$17,910
Accounts payable	9,733	9,887
Accrued expenses	6,624	8,049
Deferred revenue	4,643	6,497
Liabilities of discontinued operations	-	5,203
Total current liabilities	31,252	47,546

Other long-term liabilities	95	141

Total liabilities	31,347	47,687

Commitments and contingencies (See Note 18)

Stockholders' equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized, 36,942,166 and
36,854,802 shares issued and outstanding at January 1, 2011 and
January 2, 2010, respectively	369	368
Additional paid-in capital	122,664	120,005
Accumulated other comprehensive income (loss)	(3,517)	(3,810)
Accumulated deficit	(70,338)	(59,715)
Total stockholders' equity	49,178	56,848

Total liabilities and stockholders' equity	$80,525	$104,535

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)

	Fiscal year ended
	January 1,	January 2,	January 3,
	2011	2010	2009

Revenue
Equipment	$21,413	$19,646	$52,716
Consumables	82,300	85,741	106,027
Service and parts	24,864	29,071	34,509
Total revenue	128,577	134,458	193,252

Cost of revenue
Equipment	21,924	23,916	45,818
Consumables	44,920	46,765	53,270
Service and parts	19,835	21,585	25,423
Total cost of revenue	86,679	92,266	124,511

Gross profit	41,898	42,192	68,741

Operating expenses
Research and development	4,305	4,975	5,144
Sales, marketing and customer support	21,562	24,967	29,937
General and administrative	21,468	21,912	25,496
Amortization of intangible assets	805	926	1,084
Restructuring and other charges	564	1,684	2,108
Goodwill impairment	-	19,114	-
Total operating expenses	48,704	73,578	63,769

Operating income (loss)	(6,806)	(31,386)	4,972
Interest and other income (expense), net	(1,244)	(1,389)	938

Income (loss) from continuing operations before income taxes	(8,050)	(32,775)	5,910
Provision for income taxes	2,503	16,334	2,780

Income (loss) from continuing operations	(10,553)	(49,109)	3,130
Loss from discontinued operations, net of income taxes	(70)	(740)	(2,606)

Net income (loss)	$(10,623)	$(49,849)	$524

Earnings (loss) per common share - basic
Income (loss) from continuing operations	$(0.29)	$(1.34)	$0.09
Loss from discontinued operations	(0.00)	(0.02)	(0.08)
	$(0.29)	$(1.36)	$0.01

Earnings (loss) per common share - diluted
Income (loss) from continuing operations	$(0.29)	$(1.34)	$0.09
Loss from discontinued operations	(0.00)	(0.02)	(0.08)
	$(0.29)	$(1.36)	$0.01

Weighted average shares outstanding
Weighted average shares outstanding - basic	36,898	36,744	36,596
Dilutive effect of stock options	-	-	9
Weighed average shares outstanding - diluted	36,898	36,744	36,605

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

				Accumulated	Retained
			Additional	other	earnings
	Common stock		paid-in	comprehensive	(accumulated
	Shares	Par value	capital	income (loss)	deficit)	Total

Balance at December 29, 2007	36,565	366	115,884	1,032	(10,390)	106,892

Issuance of common stock	72	-	298	-	-	298
Foreign currency translation adjustments	-	-	-	(6,986)	-	(6,986)
Share based compensation	-	-	1,803	-	-	1,803
Net income (loss)	-	-	-	-	524	524

Balance at January 3, 2009	36,637	366	117,985	(5,954)	(9,866)	102,531

Issuance of common stock	218	2	318	-	-	320
Foreign currency translation adjustments	-	-	-	2,144	-	2,144
Share based compensation	-	-	1,702	-	-	1,702
Net income (loss)	-	-	-	-	(49,849)	(49,849)

Balance at January 2, 2010	36,855	368	120,005	(3,810)	(59,715)	56,848

Issuance of common stock	87	1	183	-	-	184
Foreign currency translation adjustments	-	-	-	293	-	293
Share based compensation	-	-	2,476	-	-	2,476
Net income (loss)	-	-	-	-	(10,623)	(10,623)

Balance at January 1, 2011	36,942	$369	$122,664	$(3,517)	$(70,338)	$49,178

Comprehensive income (loss) is calculated as follows:
		Fiscal year ended
		January 1,	January 2,	January 3,
		2011	2010	2009

Net income (loss)		$(10,623)	$(49,849)	$524
Adjustments to accumulated other comprehensive income		293	2,144	(6,986)
Comprehensive loss		$(10,330)	$(47,705)	$(6,462)

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal year ended
	January 1,	January 2,	January 3,
	2011	2010	2009
Operating activities
Net income (loss)	$(10,623)	$(49,849)	$524
Add loss from discontinued operations	70	740	2,606
Income (loss) from continuing operations	(10,553)	(49,109)	3,130

Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
Depreciation	4,036	3,807	4,519
Amortization of intangible assets	805	926	1,084
Deferred income taxes	2,228	16,177	1,081
Impairment	-	19,114	422
Provision for warranty costs	98	(384)	40
Provision for accounts receivable allowances	2,637	2,685	1,915
Stock compensation expense	2,476	1,702	1,803
Accrual for stock-based bonus plan	1,186
Loss on disposal of assets	-	80	127
Changes in operating assets and liabilities, net of effects from business acquisitions and divestures:
Accounts receivable	1,452	4,564	8,556
Inventories	(319)	6,621	7,049
Other current assets	919	(55)	546
Other noncurrent assets	335	(3)	(219)
Accounts payable	(112)	(2,083)	(5,336)
Accrued expenses	(2,757)	(3,065)	(9,774)
Deferred revenue	(1,831)	(758)	219
Net cash provided by operating activities from continuing operations	600	219	15,162

Investing activities
Purchase of property, plant and equipment	(843)	(724)	(1,777)
Investment in patents and other intangible assets	(1,237)	(1,068)	(146)
Net cash used in investing activities from continuing operations	(2,080)	(1,792)	(1,923)

Financing activities
Net proceeds from issuance of common stock	184	320	298
Repayments of term loan and capital lease	-	(4,074)	(11,461)
Payments of loan origination costs	(973)	-	-
Net borrowings (repayments) under line of credit agreement	(7,658)	5,495	(7,585)
Net cash (used in) provided by financing activities from continuing operations	(8,447)	1,741	(18,748)

Cash provided by (used in) discontinued operations
Operating activities	1,452	(1,731)	(3,514)
Investing activities	7,372	(339)	7,240
Net cash provided by (used in) discontinued operations	8,824	(2,070)	3,726

Effect of exchange rate changes on cash and cash equivalents	(575)	3,007	(6,037)

Net increase (decrease) in cash and cash equivalents	(1,678)	1,105	(7,820)
Cash and cash equivalents, beginning of year	5,843	4,738	12,558
Cash and cash equivalents, end of year	$4,165	$5,843	$4,738

Supplemental disclosure of cash flow information
Cash paid for interest	$858	$1,094	$1,605
Net cash paid (received) for income taxes	$(412)	$49	$727

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

Presstek, Inc. and its subsidiaries (collectively, the “Company”) is a market-focused company primarily engaged in the design, manufacture, sales and service of high-technology digital imaging solutions to the graphic arts industry worldwide. The Company is a developer of advanced printing systems using digital imaging equipment and consumables-based solutions that economically benefit the user through a streamlined workflow and both chemistry-based and chemistry-free, environmentally responsible operations. The Company is also a sales and service channel in the small to mid-sized commercial, quick and in-plant printing markets, and moving into the large-sized printing markets through an expansion of its product portfolio.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The Company’s operations are organized based on the market application of our products and related services. The Company’s operations are currently organized in one business segment; Presstek. The Presstek segment is primarily engaged in the development, manufacture, sale and servicing of the Company’s patented digital imaging systems and patented printing plate technologies as well as traditional, analog systems and related equipment and supplies for the graphic arts and printing industries, primarily serving the short-run, full-color market segment. Until the quarter ended April 3, 2010, the Company’s operations consisted of two business segments: Presstek and Lasertel. The Company’s Lasertel segment had been presented as discontinued operations since the third quarter of fiscal 2008 as the operations were being held for sale.  On March 5, 2010, Presstek sold the Lasertel subsidiary to SELEX Galileo Inc. (SELEX). See Note 3. The Lasertel segment manufactured and developed high-powered laser diodes and related laser products for the Presstek segment and for sale to external customers.

The Company operates and reports on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements presented herein include the financial results for the 52-week fiscal year ended January 1, 2011 (“fiscal 2010”), the 52-week fiscal year ended January 2, 2010 (“fiscal 2009”) and the 53-week fiscal year ended January 3, 2009 (“fiscal 2008”).

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

Revenue Recognition

The Company recognizes revenue principally from the sale of products (equipment, consumables) and services (equipment maintenance contracts, installation, training, support, and spare parts). Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable and collection is reasonably assured. In accordance with Staff Accounting Bulletin (“SAB”) No. 104 Revenue Recognition (“SAB 104”) and FASB Accounting Standards Codification Topic 605-25 Multiple-Element Arrangements (originally issued as Emerging Issues Task Force (“EITF”) Issue 00-21 Revenue Arrangements with Multiple Deliverables ), when a sales arrangement contains multiple elements, such as equipment and services, revenue is allocated to each element using the residual method.

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

Other

The Company accounts for shipping and handling fees passed on to customers as revenue. Shipping and handling costs are reported as components of cost of revenue.  Taxes collected from customers and subsequently remitted to government authorities are reported on a net basis and excluded from revenues.

Fair Value of Financial Instruments

The Company has no financial assets or liabilities that are measured at fair value on a recurring basis.  However, if certain triggering events occur the Company is required to evaluate the non-financial assets for impairment, which would require that a non-financial asset be measured at the fair value.  FASB Topic ASC 820 “Fair Value Measurement Disclosures”, prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1- unadjusted quoted prices for identical assets or liabilities traded in active markets; Level 2- inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3- unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions that market participants would use in pricing.

The carrying value of the Company’s financial instruments, including cash, accounts receivable, accounts payable and line of credit approximated their fair value due to the short-term nature of these items.

Cash and Cash Equivalents

Cash and cash equivalents include savings deposits, certificates of deposit and money market funds that have original maturities of three months or less and are classified as cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company may invest in high quality money market instruments, securities of the U.S. government, and high quality corporate issues.

Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom we make substantial sales. To reduce risk, we routinely assess the financial strength of our customers and closely monitor their amounts due.  The Company has a distributor that represented 13% and 12% of gross accounts receivable at January 1, 2011 and January 2, 2010, respectively. A significant portion of this outstanding balance is collateralized to the Company by drafts from the distributor’s customers and our ability to take back and resell the distributor’s on-hand Presstek equipment. We maintain an allowance for doubtful accounts based on an analysis of historical losses from uncollectible accounts and risks identified for specific customers who may not be able to make required payments. Provisions for the allowance for doubtful accounts are recorded in general and administrative expenses in the accompanying Consolidated Statement of Operations.

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

From time to time, the Company enters into agreements with third parties under which the party will design and prototype a product incorporating Presstek’s existing products and technology and provide Presstek with the rights of distribution and relevant intellectual property. The capitalized costs associated with rights or intellectual property under these agreements will be amortized over the estimated sales life-cycle and future cash flows of the product. The Company does not amortize capitalized costs related to either patents or purchased intellectual property until the respective asset has been placed into service. Capitalized development costs related to intellectual property were $1.2 million, $1.1 million and $0.1 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

At January 1, 2011 and January 2, 2010, the Company had recorded $2.6 million and $1.5 million, respectively, of costs related to patents and intellectual property not yet in service.

The Company amortizes license agreements and loan origination fees over the term of the respective agreement and amortizes customer relationships over their estimated useful lives ranging from two to ten years.

Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and identifiable intangible assets acquired. In accordance with FASB Accounting Standards Codification Topic 350 (Topic 350) Intangibles-Goodwill and Other (originally issued as “SFAS 142, Goodwill and Other Intangible Assets”), goodwill is not amortized, but rather, is tested at least annually for impairment at the reporting unit level. The Company has no goodwill recorded as of January 1, 2011 and January 2, 2010.

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

Advertising Costs

Advertising costs are expensed as incurred and are reported as a component of “Sales, marketing and customer support expenses” in the Company’s Consolidated Statements of Operations. Advertising expenses were $0.2 million in fiscal 2010, $0.6 million in fiscal 2009 and $0.8 million in fiscal 2008.

Income Taxes

The process of accounting for income taxes involves calculating the current tax obligation or refund and assessing the nature and measurements of temporary differences resulting from differing treatment of differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. These differences and net operating loss (“NOL”) and credit carryforwards, result in deferred tax assets and liabilities. In each period, the Company assesses the likelihood that the deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income in each jurisdiction. To the extent the Company believes that it would not meet the test that recovery is “more likely than not”, the Company would establish a valuation allowance. To the extent that a valuation allowance is established or changed in a period, the Company would adjust the tax provision or tax benefit in the consolidated statement of operations. The Company uses judgment to determine the provision or benefit for income taxes, including estimates associated with uncertain tax positions and any valuation allowance recorded against deferred tax assets based on the weight of all positive and negative factors, including cumulative trends in profitability.

The Company has accumulated U.S. federal and state income tax NOL carryforwards, research and experimentation tax credit carryforwards and alternative minimum tax credit carryforwards. During fiscal 2010, the Company established a valuation allowance against its net deferred tax assets on its balance sheet that represented NOL carryforwards and temporary differences from its UK, Canadian and German operations. During fiscal 2009, the Company established a valuation allowance on a deferred tax asset on its balance sheet that primarily represents NOLs from its U.S. operations.

The Company continually assesses the ability to utilize NOL and tax credit carryforwards in future periods and record any resulting adjustments. The future impact on net income may be positive or negative, depending on the net result of such adjustments and charges.

Stock-Based Compensation

The Company adopted the fair value recognition provisions of FASB Accounting Standards Codification Topic 718, Stock Compensation, which requires measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest.  See Note 15 for further discussion.

Comprehensive Income (Loss)

Comprehensive income is comprised of net income (loss), plus all changes in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including any foreign currency translation adjustments, unrealized gains and losses on marketable securities, or changes in derivative values. These changes in equity are recorded as adjustments to “accumulated other comprehensive income (loss)” in the Company’s Consolidated Financial Statements. The components of accumulated other comprehensive income (loss) are unrealized gains or losses on foreign currency translation, net of any tax effects.

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

Earnings (Loss) per Share

Earnings per share is computed under the provisions of FASB Accounting Standards Codification Topic 260, Earnings per share (originally issued as SFAS No. 128, Earnings per Share). Accordingly, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For periods in which there is net income, diluted earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period unless the effect is antidilutive. Potential dilutive common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants.

Approximately 5,200,000, 4,300,000 and 4,170,000 options to purchase common stock were excluded from the calculation of diluted earnings per share for fiscal 2010, fiscal 2009 and fiscal 2008, respectively, as their effect would be antidilutive.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to current presentation.

Recently Issued Accounting Standards

In December 2010, the FASB issued ASU No. 2010-29, which updates the guidance in ASC Topic 805, Business Combinations. The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity as defined by ASC 805 that enters into business combinations that are material on an individual or aggregate basis. This guidance will become effective for the Company for acquisitions occurring on or after the beginning of our 2011 fiscal year. The Company does not expect the adoption of this guidance will have a material impact upon its financial position or results of operations.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements. This guidance modifies the fair value requirements of FASB ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimated selling price. In addition, the residual method of allocating arrangement consideration is no longer permitted. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

3. DISCONTINUED OPERATIONS

On September 24, 2008, the Board of Directors approved a plan to sell the Lasertel subsidiary as the Lasertel operations were not considered a core focus for the Presstek graphics business.  The Company has presented the results of operations of this subsidiary within discontinued operations, classified the assets as “Assets of discontinued operations” and liabilities as “Liabilities of discontinued operations”.  On March 5, 2010, Presstek sold Lasertel to SELEX Galileo Inc. (“SELEX”). The sale of Lasertel to SELEX was for $8.0 million in cash and, in addition, Presstek was able to retain approximately $2.0 million of laser diodes inventory for Presstek’s future production requirements. Lasertel, as a subsidiary of SELEX, and in accordance with a supply agreement established between Lasertel and Presstek on March 5, 2010, will continue to manufacture semiconductor laser diodes for Presstek for an initial period of three years.

In 2008, prior to and independent of the plan to sell the Lasertel business, the Company completed a sale-leaseback transaction of its Lasertel property located in Tucson, Arizona (the “Property”). The Company sold the Property to an independent third party for approximately $8.75 million resulting in a gain of approximately $4.6 million. Concurrent with the sale, the Company entered in to an agreement to lease a portion of the property back from the purchaser for a term of 10 years.  The gain associated with the transaction was deferred at the inception of the arrangement and was being amortized ratably over the lease term.  Included within the liabilities of discontinued operations at January 2, 2010 is the aforementioned deferred gain associated with the Arizona property in which Lasertel conducted its operations. The related amortization of the gain is included in “Income (loss) from discontinued operations, net of tax”. As part of the sale of Lasertel to SELEX on March 5, 2010, the buyer assumed all of the Company’s obligations under the lease.

Lasertel incurred an operating loss of $0.6 million during the first quarter of fiscal 2010 prior to the sale date. Presstek recorded a gain on the disposition of Lasertel of $0.5 million during the first quarter of 2010, bringing the aggregate loss from discontinued operations for fiscal 2010 to approximately $0.1 million. Lasertel incurred a loss of $0.7 million during fiscal 2009, as compared to a loss of $2.7 million during 2008. The 2009 loss includes a non-cash impairment charge of $1.4 million and $0.9 million of legal fees related to the negotiation and signing of a definitive agreement to sell the business.

Results of operations of the discontinued business of Lasertel consist of the following (in thousands, except per-share data):
	January 1, 2011	January 2, 2010	January 3, 2009
Revenue	$1,394	$13,488	$8,686
Profit (loss) before other charges	(555)	1,621	(4,336)
Impairment charge	-	(1,428)	-
Transaction costs related to sale	-	(933)	-
Gain on disposition	485	-	-
Loss before income taxes	(70)	(740)	(4,336)
Provision (benefit) for income taxes	-	-	(1,637)
Net loss from discontinued operations	$(70)	$(740)	$(2,699)
Loss per diluted share	$0.00	$(0.02)	$(0.08)

Assets and liabilities of the discontinued business of Lasertel at January 2, 2010 consisted of the following (in thousands):

Cash and cash equivalents	$585
Receivables, net	2,938
Inventories	3,774
Other current assets	212
Property, plant & equipment, net	4,377
Intangible assets, net	696
Other noncurrent assets	42
Total assets	$12,624

Accounts payable	$729
Accrued expenses	459
Deferred gain	4,015
Total Liabilities	$5,203

4. ACCOUNTS RECEIVABLE, NET OF ALLOWANCES

The components of accounts receivable, net of allowances, are as follows (in thousands):

	January 1, 2011	January 2, 2010

Accounts receivable	$24,278	$26,155
Less allowances	(5,631)	(3,550)
	$18,647	$22,605

The activity related to the Company’s allowances for losses, returns and deductions on accounts receivable for fiscal 2010, fiscal 2009 and fiscal 2008 is as follows (in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008

Balance at beginning of period	$3,550	$2,476	$2,538
Charged to costs and expenses	2,637	2,685	1,915
Deductions and write-offs	(556)	(1,611)	(1,977)
Balance at end of period	$5,631	$3,550	$2,476

5. INVENTORIES

The components of inventories, are as follows (in thousands):

	January 1, 2011	January 2, 2010

Raw materials	$4,433	$4,485
Work in process	1,170	1,093
Finished goods	23,540	24,800
	$29,143	$30,378

6. PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, net, are as follows (in thousands):

	January 1, 2011	January 2, 2010

Land and improvements	$1,301	$1,301
Buildings and leasehold improvements	22,442	22,443
Production and other equipment	44,104	44,900
Office furniture and equipment	10,868	9,865
Construction in process	589	571
Total property, plant and equipment, at cost	79,304	79,080
Accumulated depreciation and amortization	(58,148)	(54,773)
Net property, plant and equipment	$21,156	$24,307

Construction in process is primarily related to production equipment not yet placed into service.

The Company recorded depreciation expense of $4.0 million, $3.8 million and $4.5 million in fiscal 2010, 2009 and fiscal 2008, respectively. Under the Company’s financing arrangements (See Note 8), all property, plant and equipment is pledged as security.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amounts of goodwill are as follows (in thousands):

Balance at January 3, 2009	$19,114
Purchase accounting adjustments for prior period acquisitions	-
Impairment adjustments	(19,114)
Balance at January 2, 2010	$-
Purchase accounting adjustments for prior period acquisitions	-
Impairment adjustments	-
Balance at January 1, 2011	$-

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

Based on events including  the decline in the Company’s stock price during the second quarter of 2009 and the unstable economic and credit conditions impacting the Company’s business, the Company identified a triggering event that  caused management to test goodwill for impairment as of July 4, 2009. After completing step one of the impairment test, the Company determined that the estimated fair value of its reporting unit was less than the carrying value of the reporting unit, requiring the completion of the second step of the impairment test. To measure the amount of impairment, Topic 350 prescribes that the Company determine the implied fair value of goodwill in the same manner as if the Company had acquired the reporting unit. Specifically, the Company must allocate the fair value of the reporting unit to all of the assets of that unit, including unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two. Upon completion of step two of the analysis, the Company wrote off the entire goodwill balance resulting in an impairment charge of $19.1 million in the quarter ended July 4, 2009. The Company had no goodwill balance remaining as of January 1, 2011 and January 2, 2010.

Other Intangible assets

The components of the Company’s identifiable intangible assets are as follows (in thousands):

	January 1, 2011		January 2, 2010
	Cost	Accumulated amortization	Cost	Accumulated amortization

Patents and intellectual property	$11,635	$8,663	$10,398	$8,264
Customer relationships	4,452	2,995	4,452	2,615
License agreements	750	431	750	405
	$16,837	$12,089	$15,600	$11,284

The Company recorded amortization expense for its identifiable intangible assets of $0.8 million, $0.9 million and $1.1 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. As of January 1, 2011, there were $2.1 million of intellectual property and $0.5 million of patents not yet in service. Intellectual property not yet in service is planned to be placed in service during fiscal 2011. Estimated future amortization expense for the Company’s in service patents and all other identifiable intangible assets recorded by the Company at January 1, 2011, are as follows (in thousands):

Fiscal 2011	$796
Fiscal 2012	689
Fiscal 2013	669
Fiscal 2014	597
Fiscal 2015	260
Thereafter	1,267

The Company conducts ongoing assessments of whether indicators exist requiring an impairment test of the intangible and long-lived assets. This assessment was conducted by the Company during the year ended January 1, 2011, and it was determined that no triggering event occurred requiring an impairment test to be performed.

8. FINANCING ARRANGEMENTS

The components of the Company’s outstanding borrowings are as follows (in thousands):

	January 1, 2011	January 2, 2010

Line of credit	$10,252	$17,910

On March 5, 2010, the Company entered into a Revolving Credit and Security Agreement (“Credit Agreement”) among the Company and PNC Bank, National Association (“PNC”), as Lender and as administrative agent for Lenders (PNC, in such agency capacity, the “Agent”).

The Credit Agreement replaced the Company's Amended and Restated Credit Agreement, dated as of November 5, 2004, as amended (“Prior Facility”), among the Company and RBS Citizens, National Association, as Administrative Agent and Lender, KeyBank National Association and TD Bank, N.A.

The Credit Agreement, maturing three years from the inception date of the Credit Agreement, provides for funding of up to $25.0 million through a revolving credit facility (the “Revolver”).  Borrowing availability under the Revolver is determined based on a percentage of eligible accounts receivable and inventory of the Company and certain of its subsidiaries.  The Company may terminate the Credit Agreement at any time prior to the maturity date upon thirty (30) days’ prior written notice and upon payment in full of all outstanding obligations under the Credit Agreement.  If the Company terminates the Credit Agreement within the first 35 months the Company must pay an early termination fee as specified in the Credit Agreement.  The Credit Agreement requires the Company to prepay a portion of borrowings under the Credit Agreement out of the proceeds of certain dispositions of property.

Borrowings under the Credit Agreement bear interest at the Revolving Interest Rate. The Revolving Interest Rate is calculated differently for domestic rate loans and for Eurodollar rate loans.  For domestic rate loans the interest rate per annum is equal to the sum of the Alternate Base Rate plus two and one half percent (2.50%).  The Alternate Base Rate is defined as a rate per annum, for any day, equal to the higher of (i) PNC’s published reference rate, (ii) the Federal Funds Open rate in effect on such day plus one half of one percent (0.50%) or (iii) the Daily LIBOR Rate in effect on such day plus one percent (1.0%). For Eurodollar rate loans the interest rate per annum is equal to the sum of three and one-half percent (3.50%) plus the greater of (a) the Eurodollar rate, or (b) one percent (1.0%).   The Credit Agreement requires monthly interest payments with respect to domestic rate loans and a payment at the end of each interest period with respect to Eurodollar rate loans.

Borrowings under the Credit Agreement are secured by all of the assets of Presstek, Inc. and certain of its domestic and foreign subsidiaries that guaranty the obligations of Presstek, Inc., including all receivables, equipment, general intangibles, inventory, investment property, subsidiary stock, owned real property and leasehold interests of the Company.

Under the Credit Agreement the Company is required to provide monthly Borrowing Base Certificates to the Agent that become the basis for calculating the Credit Agreement’s Formula Amount.  The Formula Amount, capped at $25 million, represents the maximum amount of advances available to the Company at a given point in time.  The Formula Amount is normally calculated 20 days subsequent to the close of each fiscal month.  Because of the timing delay, the Agent utilizes a process that estimates the maximum amount available daily during each fiscal period.  As of January 1, 2011 the Formula Amount was $15.0 million and the Company had outstanding balances on its line of credit of $10.3 million.  The amount available under the credit line, based on the Formula Amount, was $4.7 million as of January 1, 2011.  The computed preliminary availability based on the daily estimation process was $4.6 million as of that date.

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

As of January 1, 2011 the Company was fully in compliance with all financial covenants.  The fixed charge ratio for the quarter ended January 1, 2011 was 3.5 to 1.0, well in excess of the 1.0 to 1.0 minimum required ratio.  Additionally, since the inception of the Credit Agreement, the Company’s quarterly capital expenditures have been well below the maximum levels allowed.

The Company’s Prior Facility originally included a $35.0 million five-year secured term loan (the “Term Loan”) and a $45.0 million five-year secured revolving line of credit (the “Revolver”).   Under the terms of the Revolver and the Term Loan, the Company was required to meet certain financial covenants. As a result of the Company’s financial performance during the quarter ended July 4, 2009, the Company was not in compliance with two of these covenants which represented an “Event of Default” and provided the lenders with certain remedies that altered the terms of the original agreement.

On October 1, 2009, the credit facilities were amended. The Forbearance Amendment Agreement (the “Forbearance”) reduced the Revolver from $45 million to $27 million and required the Company to pay a forbearance fee in the amount of $250,000, which extended the expiration date from November 4, 2009 to November 30, 2009. The Company, at its option, paid an additional $20,000 to extend the expiration date to December 15, 2009.

On December 15, 2009, the Forbearance was amended to extend the Forbearance expiration date from December 15, 2009 to March 31, 2010.  The Amended Forbearance Agreement reduced the Revolver from $27 million to $25 million and required the Company to pay a forbearance fee in the amount of $25,000 and repay the remaining outstanding balance on the Term Loan.   At January 2, 2010, the Company had outstanding balances on its Revolver of $17.9 million and an amount available under the Prior Facility of $6.8 million.

The weighted average interest rate on the Company’s short-term borrowings was 4.59% at January 1, 2011 and 7.25% at January 2, 2010.

9. ACCRUED EXPENSES

The components of the Company’s accrued expenses are as follows (in thousands):

	January 1, 2011	January 2, 2010

Accrued payroll and employee benefits	$1,561	$1,732
Accrued warranty	919	1,260
Accrued restructuring and other charges	225	405
Accrual for non-cash bonus plan	1,186	-
Accrued legal	83	828
Accrued professional fees	1,020	827
Other	1,630	2,997
	$6,624	$8,049

The Company’s 2010 bonus plan provides for any management bonuses to be paid in the form of shares of Common Stock. The Company had an accrued expense of $1.2 million related to non-cash bonus awards for fiscal 2010.  No bonus expenses were included in the 2009 results.

10. ACCRUED WARRANTY AND DEFERRED REVENUES

Accrued Warranty

The Company provides for the estimated cost of product warranties, based on historical experience, at the time revenue is recognized. Presstek warrants its products against defects in material and workmanship for various periods, determined by the product, generally for a period of ninety days to one year from the date of installation. Typical warranties require the Company to repair or replace defective products during the warranty period at no cost to the customer. Presstek engages in extensive product quality programs and processes, including monitoring and evaluation of component supplies; however, product warranty terms, product failure rates, and material usage and service delivery costs incurred in correcting a product failure may affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from current estimates, the Company will adjust the warranty liability. Accruals for product warranties are reflected as a component of “accrued expenses” in the Company’s Consolidated Balance Sheets.

Product warranty activity in fiscal 2010, fiscal 2009 and fiscal 2008 is as follows (in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008

Balance at beginning of year	$1,260	$2,102	$3,534
Accruals for warranties	98	(384)	40
Utilization of accrual for warranty costs	(439)	(458)	(1,472)
Balance at end of year	$919	$1,260	$2,102

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

	January 1, 2011	January 2, 2010

Deferred service revenue	$4,054	$5,645
Deferred product revenue	589	852
	$4,643	$6,497

11. RESTRUCTURING AND OTHER CHARGES

A summary of restructuring and other charges follows (in thousands):

	January 1, 2011	January 2, 2010	January 3, 2009

Severance and fringe benefits	$544	$1,518	$691
Executive contractual obligations	--	--	536
Other exit costs	20	166	881
Total net restructuring and other charges	$564	$1,684	$2,108

In fiscal 2010 the Company recognized $0.6 million in restructuring and other charges for cost reduction efforts related primarily to severance costs in the United States. In fiscal 2009 the Company recognized $1.7 million in restructuring and other charges primarily related to severance costs in the United States and United Kingdom operations as part of a cost reduction program announced in August 2009.  In fiscal 2008 the Company recognized

$2.1 million in restructuring and other charges, including severance and separation costs resulting from the implementation of certain elements of the Business Improvement Plan (“BIP”), exit costs related to the termination of a leased facility, severance costs incurred in the fourth quarter, and severance and retention bonuses related to the transfer of certain of its corporate functions from the Hudson, New Hampshire facility to the Greenwich, Connecticut facility.

The activity for fiscal 2010, fiscal 2009 and fiscal 2008 related to the Company’s restructuring and other expense accruals is as follows (in thousands):

	Fiscal 2010 Activity
	Balance January 2, 2010	Charged to Expense	Utilization	Balance January 1, 2011

Severance and fringe benefits	$405	$544	$(724)	$225
Other exit costs	-	20	(20)	-
	$405	$564	$(744)	$225

	Fiscal 2009 Activity
	Balance January 3, 2009	Charged to Expense	Utilization	Balance January 2, 2010

Executive contractual obligations	$462	$-	$(462)	$-
Severance and fringe benefits	337	1,518	(1,450)	405
Other exit costs	-	166	(166)	-
	$799	$1,684	$(2,078)	$405

	Fiscal 2008 Activity
	Balance December 29, 2007	Charged to Expense	Utilization	Balance January 3, 2009

Executive contractual obligations	$904	$536	$(978)	$462
Severance and fringe benefits	688	691	(1,042)	337
Other exit costs	-	881	(881)	-
	$1,592	$2,108	$(2,901)	$799

The Company anticipates that the majority of the payments related to the above restructuring actions will be completed by the second quarter of 2011.

12. INTEREST AND OTHER INCOME AND EXPENSE

The components of “Interest and other income (expense), net,” in the Company’s Consolidated Statements of Operations are as follows (in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008

Interest expense	$(1,066)	$(1,163)	$(946)
Interest income	17	47	111
Other income (expense), net	(195)	(273)	1,773
	$(1,244)	$(1,389)	$938

Included in interest expense is $0.3 million for loan origination costs amortization in fiscal 2010. The amount reported as Other income (expense), net, for fiscal 2010 includes unrealized foreign currency losses of $0.4 million. Other income (expense), net, for fiscal 2009 includes a $0.4 million charge related to an SEC settlement and unrealized foreign currency losses of $0.9 million; offset partially by $1.2 million of proceeds from favorable resolution of an insurance contract lawsuit settlement.  Other income (expense), net for fiscal 2008 includes $1.4 million for net unrealized gains on foreign currency transactions.

13.  INCOME TAXES

For the fiscal years ended January 1, 2011, January 2, 2010, and January 3, 2009, income (loss) before income taxes from continuing operations includes the following components (in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008

U.S.	$(6,656)	$(29,578)	$5,296
Foreign	(1,394)	(3,197)	614
	$(8,050)	$(32,775)	$5,910

For the fiscal years ended January 1, 2011, January 2, 2010, and January 3, 2009, the components of provision for income taxes from continuing operations were as follows (in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008

Current:
Federal	$-	$-	$(131)
State	144	(232)	293
Foreign	82	(21)	(121)
	$226	$(253)	$41

Deferred:
Federal	43	15,777	2,326
State	-	1,419	128
Foreign	2,234	(609)	285
	2,277	16,587	2,739
Provision for income taxes	$2,503	$16,334	$2,780

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Fiscal 2010	Fiscal 2009	Fiscal 2008

Federal statutory tax rate	34.00%	34.00%	34.00%
Nondeductible Officer’s compensation	(1.84)	(0.29)	1.90
State tax, net of federal benefit	1.75	4.10	4.70
Other	(1.67)	(1.68)	(2.76)
Change in valuation allowance	(63.33)	(85.98)	9.20
	(31.09%)	(49.84%)	47.04%

During fiscal 2010 and fiscal 2009, the Company did not recognize a tax benefit or provision related to discontinued operations. During fiscal 2008, the Company recognized a tax benefit of approximately $1.6 million associated with the loss from discontinued operations.

Deferred Income Taxes

Deferred income taxes result from net operating loss carryforwards, tax credit carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes.

Principal components of deferred income taxes as of January 1, 2011, January 2, 2010, and January, 2009 were (in thousands):

	January 1, 2011	January 2, 2010	January 3, 2009

Deferred tax assets
Net operating loss carryforwards	$16,706	$11,426	$5,745
Tax credits	3,857	4,185	4,073
Warranty provisions, litigation and other	6,481	7,295	8,450
Goodwill	5,099	5,632	-
Accumulated depreciation and amortization	1,491	2,822	2,507
Gross deferred tax assets	33,634	31,360	20,775
Valuation allowance	(32,549)	(28,973)	(795)
Total deferred tax assets	1,085	2,387	19,980

Deferred tax liabilities
Amortizable and depreciable assets	(1,085)	(1,004)	(2,420)
Accumulated depreciation and amortization	-	-	-
Total deferred tax liabilities	(1,085)	(1,004)	(2,420)

Net deferred tax assets	$-	$1,383	$17,560

In assessing the ability to realize its deferred tax assets, the Company considered historical book income, the scheduled reversal of deferred tax liabilities, and projected future book and taxable income in making this assessment. The valuation allowance of $32.5 million as of January 1, 2011 relates to U.S. NOLs,  foreign NOLs,  temporary differences and certain federal research and development credit carryforwards for which the Company has determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should be maintained.

At January 1, 2011, the Company had federal net operating loss carryforwards of approximately $102.3 million which will expire from 2011 to 2030.  Approximately $61.5 million of our net operating loss carryforwards was generated from excess tax deductions from stock-based compensation, the tax benefit of which (approximately $24.6 million) will be credited to additional paid-in-capital when the deductions reduce current taxes payable. Upon the adoption of FASB Accounting Standards Codification Topic 718, Stock Compensation (originally adopted by the Company in January 1, 2006), the Company netted its deferred tax asset and the related valuation allowance for the net operating loss carryforward generated from excess tax deductions from stock-based compensation.

At January 1, 2011, the Company has net operating loss carryforwards of approximated $9.1 million at its UK subsidiary with an indefinite carryforward period and $0.4 million at its Canadian subsidiary which expire at various dates through 2020.

At January 1, 2011 the Company had federal research and development credit carryforwards of approximately $3.1 million. The credit carryforwards will expire at various dates through 2022, if not utilized. The Company’s tax credit carryforwards include $0.3 million of federal minimum tax credits which have no expiration and $0.5 million of state credits that fully expire in 2015.

The Company’s ability to utilize its net operating loss and credit carryforwards may be limited in the future if the company experiences an ownership change, as defined by the Internal Revenue Code. An ownership change involves an increase of more than 50 percentage points in stock ownership by one or more 5% shareholders over a three year period.

As of January 1, 2011 there were no undistributed earnings of foreign subsidiaries. Losses incurred by the foreign subsidiaries through the year ended January 1, 2011 resulted in a cumulative deficit that eliminated any undistributed earnings.

The Company adopted FASB Accounting Standards Codification Topic 740, Income Taxes (originally adopted by the Company on December 31, 2006, as FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”).  The adoption of Topic 740 did not have a material effect on our consolidated financial position or results of operations. Our unrecognized tax benefits at January 2, 2010 relate to various state jurisdictions and U.S. tax credits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 30, 2006	$1,800
Increases related to prior year tax positions	400
Decreases related to prior year tax positions	(400)
Balance at December 29, 2007	$1,800
Decreases related to prior year tax positions	(579)
Balance at January 3, 2009	$1,221
Decreases related to prior year tax positions	(184)
Balance at January 2, 2010	$1,037
Decreases related to prior year tax positions	(167)
Balance at January 1, 2011	$870

We do not expect any significant increases or decreases to our unrecognized tax benefits within 12 months of this reporting date. Subsequent to adoption, interest and penalties incurred associated with unresolved income tax positions will be included in income tax expense. Accrued interest and penalties are insignificant.

We conduct business globally and, as a result, file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as the United States, United Kingdom and Canada. The Company is subject to U.S. federal, state and local, or certain non-U.S. income tax examinations for years after 2005. The Company is subject to UK income tax examinations for years after 2007. Carryforward attributes that were generated prior to 2005, however may still be adjusted by a taxing authority upon examination if the attributes have been or will be used in a future period.

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

Stock Incentive Plans

The 2003 Stock Option and Incentive Plan (the “2003 Plan”) provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including those directors who are not an employee or officer of the Company, such directors being referred to as Non-Employee Directors), consultants and advisors of the Company and its subsidiaries. A total of 2,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan. Any future options granted under the 2003 Plan will become exercisable at such times and subject to such terms and conditions as the Board of Directors or Committee may specify at the time of each grant. At January 1, 2011, there were 1,898,067 options outstanding under the 2003 Plan, and 31,533 options available for future grants under this plan. The options will expire at various dates as prescribed by the individual option grants.

With respect to all stock options previously granted to the Company’s executive officers and other current employees and Non-Employee Directors under the 2003 Stock Plan, the Compensation Committee approved on September 30, 2010 an amendment to the exercise prices of such options so that each such option outstanding shall have an exercise price equal to the per share closing price of the Company’s common stock on that date of $2.19 per share.  The amendment did not change the vesting schedules or any of the other terms of the respective stock options.  As a result of the repricing of the options, the Company incurred a non-cash charge of $294,000 to stock-based compensation expense during the fiscal year 2010 and an additional $47,000 which is being amortized over the remaining vesting period of the related options.  This modification affected 331 employees who held 724,300 stock options on September 30, 2010.  For purposes of stock activity disclosure the amended options are treated as option cancelations and new option grants with the only change from the original grant being the revised option price.

The 2008 Omnibus Incentive Plan (the “2008 Plan”), approved by the stockholders of the Company on June 11, 2008, provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including Non-Employee Directors), consultants and advisors of the Company and its subsidiaries. A total of 3,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan. Awards granted under this plan may have varying vesting and termination provisions and can have no longer than a ten year contractual life. At January 1, 2011, there were 2,194,439 options outstanding and 801,059 options available for future grants under this plan.

The Company had previously adopted equity incentive plans that had expired prior to January 1, 2011 and, accordingly, no future grants may be issued under these plans. These plans include the 1991 Stock Option Plan (the “1991 Plan”), which expired on August 18, 2001; the 1994 Stock Option Plan (the “1994 Plan”), which expired on April 8, 2004; the 1997 Interim Stock Option Plan (the “1997 Plan”), which expired on September 22, 2002; and the 1998 Stock Option Plan (the “1998 Plan”), which expired on April 6, 2008. At January 1, 2011, there were 500 options outstanding under the 1991 Plan, 61,100 options outstanding under the 1994 Plan, 7,225 options outstanding under the 1997 Plan and 198,225 options outstanding under the 1998 Plan.

Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan (the “ESPP”) is designed to provide eligible employees of the Company and its participating U.S subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three-month offering period, whichever is lower. All employees of the Company or participating subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the Company’s common stock are eligible to participate in the ESPP. A total of 950,000 shares of the Company’s common stock, subject to adjustment, have been reserved for issuance under this plan. In fiscal 2010, fiscal 2009, and fiscal 2008, approximately 82,862, 127,500 and 80,300 shares were issued, respectively, under the ESPP. The 2010, 2009, and 2008 amounts include approximately 23,000, 29,000 and 27,000 in transit at January 1, 2011, January 2, 2010 and January 3, 2009, respectively. These shares were issued on January 11, 2011, January 8, 2010 and January 5, 2009, respectively. At January 1, 2011, there were approximately 412,658 shares available for issuance under this plan.

Non-Plan Options

In fiscal 2007, the Company granted 300,000 shares of restricted common stock and stock options for 1,000,000 shares of common stock to its Chairman, President and Chief Executive Officer (“CEO”) under a non-plan, non-qualified stock option agreement. The award of restricted stock vested on May 10, 2007, the effective date of the CEO’s employment agreement with the Company. The award of stock options vests 20% on the date of grant, and an additional 20% vests on each of January 1, 2008, 2009, 2010 and 2011. Each portion of the option that vests will remain exercisable for five years after the applicable vesting date. As of January 1, 2011, 1,000,000 options remain outstanding.

Valuation Assumptions

The fair value of the rights to purchase shares of common stock under the Company’s ESPP was estimated on the commencement date of the offering period using the Black-Scholes valuation model with the following assumptions:

Stock purchase right assumptions	Fiscal 2010	Fiscal 2009	Fiscal 2008

Risk-free interest rate	0.15%	0.00%	0.84%
Volatility	66.33%	110.75%	95.79%
Expected life (in years)	0.25	0.25	0.25
Dividend yield	-	-	-

Based on the above assumptions, the weighted average fair value of the stock purchase rights under the Company’s ESPP for fiscal 2010, 2009 and 2008 was $0.50, $0.50 and $1.09, respectively.

The fair value of the options to purchase common stock granted in fiscal 2010, 2009 and 2008 under the 2008 Plan, 2003 Plan and 1998 Plan was estimated on the respective grant dates using the Black-Scholes valuation model with the following assumptions:

Stock option assumptions	Fiscal 2010	Fiscal 2009	Fiscal 2008

Risk-free interest rate	1.92%	2.65%	2.28%
Volatility	77.02%	71.00%	60.63%
Expected life (in years)	5.83	5.67	5.67
Dividend yield	-	-	-

The weighted average grant date fair value of the options granted of the Company’s common stock during fiscal years 2010, 2009 and 2008 was $1.60, $1.24 and $2.50, respectively.

Expected volatilities are based on historical volatilities of Presstek’s common stock. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, the Company’s historical exercise patterns and the ESPP purchase period. Starting in 2010, the risk-free rate is based on the U.S. Treasury Note yield for the period corresponding to the expected life of the options or ESPP purchase period. The risk-free rate for fiscal 2009 and 2008 is based on the U.S. Treasury Separate Trading of Registered Interest and Principal of Securities rate for the period corresponding to the expected life of the options or ESPP purchase period. The expense calculated using the Black-Scholes method is recognized on a straight line basis over the term of the service period. Stock-based compensation associated with stock option grants to all officers, directors, and employees is included as a component of “General and administrative expense” in the Company’s Consolidated Statements of Operations. Stock based compensation expense for the fiscal year ended January 1, 2011, January 2, 2010 and January 3, 2009, including the option repricing expense, is as follows (in thousands):

	Fiscal Year ended
Stock option plan	January 1, 2011	January 2, 2010	January 3, 2009

2008 Plan	$1,286	$758	$319
2003 Plan	643	401	718
1998 Plan	2	(6)	171
ESPP	29	33	79
Non-plan, non-qualified	516	516	516
Total	$2,476	$1,702	$1,803

As of January 1, 2011, there was $2.6 million of unrecognized compensation expense related to stock option grants. The weighted average period over which the remaining unrecognized compensation expense will be recognized is 1.7 years.

Stock option activity for fiscal 2008, 2009 and 2010 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value

Outstanding at December 29, 2007	3,816,567	$8.26
Granted	1,019,609	$5.14
Exercised	(2,500)	$3.60
Canceled/expired	(489,588)	$11.10
Outstanding at January 3, 2009	4,344,088	$7.24
Granted	266,115	$2.03
Exercised	-	$-
Canceled/expired	(316,462)	$9.20
Outstanding at January 2, 2010	4,293,741	$6.77
Granted	2,208,392	$2.39
Exercised	(4,502)	$3.38
Canceled/expired	(1,138,075)	$7.32
Outstanding at January 1, 2011	5,359,556	$4.87	6.27 years	$ 0.2 million
Exercisable at January 1, 2011	3,644,975	$5.88	5.09 years	$ 0.1 million

The total intrinsic value of stock options exercised during fiscal 2010 and fiscal 2008 were $5 thousand and $3 thousand, respectively. There were no options exercised during fiscal 2009.

The following table summarizes information about stock options outstanding at January 1, 2011:

			Outstanding			Exercisable
Range of exercise prices			Shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Shares	Weighted average exercise price
$0.00	-	$4.96	2,518,505	8.05	2.43	956,009	2.37
$4.97	-	$9.92	2,683,301	4.80	6.79	2,531,216	6.86
$9.93	-	$14.88	157,750	2.81	11.34	157,750	11.34
$0.00	-	$14.88	5,359,556	6.27	$4.87	3,644,975	$5.88

In addition to the plans described above, the Company’s Lasertel subsidiary had a stock option plan, the Lasertel, Inc. 2000 Stock Incentive Plan (the “Lasertel Plan”). The Lasertel Plan, as amended in fiscal 2001, provided for the award, to employees and other key individuals of Lasertel and Presstek, of non-qualified options to purchase, in the aggregate, up to 2,100,000 shares of Lasertel’s common stock. Any future options granted under this plan generally vested over four years, with termination dates ten years from the date of grant. These grants were subject to termination provisions as provided in the Lasertel Plan. In accordance with the terms of the sale of Lasertel to SELEX, the Lasertel Plan was terminated on March 5, 2010 and the option holders were paid by SELEX from funds withheld to Presstek at closing.

16. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Presstek is a market-focused high technology company that designs, manufactures and distributes proprietary and non-proprietary solutions to the printing and communications industries, primarily serving short-run, full-color customers. The Company’s operations are organized based on the market application of our products and related services and until the quarter ended April 3, 2010 consisted of two business segments: Presstek and Lasertel. The Presstek segment is primarily engaged in the development, manufacture, sale and servicing of our patented digital imaging systems and patented printing plate technologies and related equipment and supplies for the graphic arts and printing industries, primarily serving the short-run, full-color market segment. Lasertel, which was sold to a third party, manufactures and develops high-powered laser diodes for sale to Presstek and other customers.

The Lasertel segment was reclassified as discontinued operations in the third quarter of fiscal 2008, once the operations became held for sale. On March 5, 2010, Presstek sold the Lasertel subsidiary to SELEX.  Subsequent to the sale date, the Company has conducted business in only one industry segment, the Presstek segment. See Note 3.

Total assets information for the Company’s business segments are as follows (in thousands):

	January 1, 2011	January 2, 2010

Presstek	$80,525	$90,438
Lasertel (assets of discontinued operations)	-	14,097
	$80,525	$104,535

The Company’s classification of revenue by geographic area is determined by the location of the Company’s customer. The following table summarizes revenue information by geographic area (in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008

United States	$83,616	$88,971	$123,484
United Kingdom	14,026	15,564	20,732
All other	30,935	29,923	49,036
	$128,577	$134,458	$193,252

The Company’s long-lived assets by geographic area are as follows (in thousands):

	January 1, 2011	January 2, 2010

United States	$26,026	$27,296
United Kingdom	510	1,620
Canada	425	1,328
	$26,961	$30,244

17. RELATED PARTIES

The Company engages the services of Amster, Rothstein & Ebenstein, a law firm of which a member of the Company’s Board of Directors is a partner. Expenses incurred for services from this law firm were $0.1 million (including $50 thousand of pass-through expenses), $1.3 million (including $0.5 million of pass-through expenses), and $2.4 million (including $0.5 million of pass-through expenses) in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

18. COMMITMENTS AND CONTINGENCIES

Commitments

The Company conducts operations in certain facilities under long-term operating leases. The Company also leases certain office and other equipment for use in its operations. These leases expire at various dates through 2018, with various options to renew as negotiated between the Company and its landlords. It is expected that in the normal course of business, leases that expire will be renewed or replaced. Rent expense under these leases, for continuing operations was $1.7 million in fiscal 2010, $1.6 million in fiscal 2009 and $1.7 million in fiscal 2008, and for discontinued operations was $0.1 million in fiscal 2010, $0.6 million in fiscal 2009, $0.3 million in fiscal 2008.

The Company’s obligations under its non-cancelable operating leases at January 1, 2011 were as follows (in thousands):

Non-Cancelable Obligations
Fiscal 2011	$1,832
Fiscal 2012	1,741
Fiscal 2013	729
Fiscal 2014	315
Fiscal 2015	236
Thereafter	-

The Company entered into an agreement in fiscal 2000 with Fuji, whereby minimum royalty payments to Fuji are required based on specified sales volumes of the Company’s A3 format size four-color sheet-fed DI presses. The agreement provides for total royalty payments to be no less than $6 million and not greater than $14 million over the life of the agreement. As of January 1, 2011, the Company had paid Fuji $9.5 million under the agreement. Royalty payments under this agreement totaled $0.3 million, $0.4 million and $1.1 million in fiscal 2010, 2009 and 2008, respectively. The Company’s maximum remaining liability under the royalty agreement at January 1, 2011, was $4.5 million.

Contingencies

The Company has change-in-control agreements with certain of its employees that provide them with benefits should their employment with the Company be terminated other than for cause or their disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time after the date of any change-in-control of the Company.

From time to time the Company has engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party. In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). Generally, the Company’s liability for these recourse agreements is limited to 9.5% of the amount outstanding. The maximum amount for which the Company was liable to the financial institutions for the shortfall payments was approximately $0.8 million at January 1, 2011.

Litigation

As more fully discussed below, the Company is involved in litigation that it considers routine and incidental to its business. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The potential liability is assessed by analyzing the litigation using available information. The Company develops its views on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies.

In April 2009 the Company initiated a declaratory judgment action in the United States District Court for the District of Colorado against Eastman Kodak Company (“Kodak”) in which a Company employee and the Company sought to have a non-competition clause under an agreement between the employee and Kodak rendered void under Colorado law.  Kodak has counterclaimed for breach of contract and misappropriation of trade secrets.  Kodak sought relief in the form of a preliminary injunction, which has been denied by the Court, and is seeking unspecified damages.  The Company believes that Kodak’s allegations are without merit.  The litigation is in its discovery stage.  Accordingly, we do not believe that a liability is probable of occurrence and reasonably estimable with respect to these claims and we have not recorded a provision for the claims in our financial statements.

Presstek is a party to other litigation that it considers routine and incidental to its business however it does not expect the results of any of these actions to have a material adverse effect on its business, results of operation or financial condition.

19. QUARTERLY RESULTS (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal 2010
Revenue	$34,491	$31,607	$31,414	$31,065
Gross profit	$11,393	$10,296	$10,306	$9,903
Income (loss) from continuing operations	(544)	(1,845)	(1,496)	(6,668)
Income (loss) from discontinued operations	(78)	8	-	-
Net loss	$(622)	$(1,837)	$(1,496)	$(6,668)
Loss per share from continuing operations – basic	$(0.02)	$(0.05)	$(0.04)	$(0.18)
Earnings (loss) per share from discontinued operations – basic	(0.00)	(0.00)	(0.00)	(0.00)
Loss per share – basic (1)	$(0.02)	$(0.05)	$(0.04)	$(0.18)

Loss per share from continuing operations – diluted	(0.02)	(0.05)	(0.04)	(0.18)
Earnings (loss) per share from discontinued operations – diluted	(0.00)	(0.00)	(0.00)	(0.00)
Loss per share – diluted (1)	$(0.02)	$(0.05)	$(0.04)	$(0.18)

Fiscal 2009
Revenue	$34,460	$33,510	$33,006	$33,482
Gross profit	$12,094	$11,036	$7,700	$11,362
Income (loss) from continuing operations	(1,106)	(39,869)	(6,647)	(1,487)
Income (loss) from discontinued operations	(85)	(1,580)	706	219
Net loss	$(1,191)	$(41,449)	$(5,941)	$(1,268)
Loss per share from continuing operations – basic	$(0.03)	$(1.09)	$(0.18)	$(0.04)
Earnings (loss) per share from discontinued operations – basic	(0.00)	(0.04)	0.02	0.01
Loss per share – basic (1)	$(0.03)	$(1.13)	$(0.16)	$(0.03)

Loss per share from continuing operations – diluted	(0.03)	(1.09)	(0.18)	(0.04)
Earnings (loss) per share from discontinued operations – diluted	(0.00)	(0.04)	0.02	0.01
Loss per share – diluted (1)	$(0.03)	$(1.13)	$(0.16)	$(0.03)

(1) Income (loss) per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly income (loss) per share may not equal the total computed for the year.

PRESSTEK, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FROM CONTINUING OPERATIONS
(in thousands)

		Additions
	Balance at	Charged to	Deductions	Balance at
	beginning	costs and	and	end
	of period	expenses	write-offs	of period

Allowance for losses on accounts receivable
Fiscal year
2010	$3,550	$2,637	$(556)	$5,631
2009	$2,476	$2,685	$(1,611)	$3,550
2008	$2,538	$1,915	$(1,977)	$2,476

Reserves for excess and obsolete inventory
Fiscal year
2010	$9,601	$1,388	$(2,840)	$8,149
2009	$9,066	$3,052	$(2,517)	$9,601
2008	$13,530	$437	$(4,901)	$9,066

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of January 1, 2011, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision of management and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 1, 2011 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, we concluded that our internal control over financial reporting was effective as of January 1, 2011.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an audit report, which is included elsewhere within this Form 10-K, on the effectiveness of Presstek’s internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred in the fourth quarter ended January 1, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Presstek, Inc.:

We have audited Presstek, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Presstek, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Presstek, Inc. and subsidiaries as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended January 1, 2011, and our report dated March 16, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

March 16, 2011

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Information with respect to our directors and nominees may be found under the caption “Election of Directors” of the Company’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 1, 2011 (the “Proxy Statement”). Such information is incorporated herein by reference.

Executive Officers

The Company’s executive officers as of the date of this Annual Report on Form 10-K are as follows:

Executive Officer	Position	Age at January 1, 2011
Jeffrey Jacobson	Chairman, President and Chief Executive Officer	51

Jeffrey A. Cook	Executive Vice President and Chief Financial Officer	56

Guy Sasson	President, Europe, Africa, Middle East Region	44

Kathleen McHugh	Vice President and Chief Marketing Officer	52

James R. Van Horn	Vice President, General Counsel and Secretary	54

Jeffrey Jacobson was appointed President and Chief Executive Officer and a director of the Company in May 2007, and added the title of Chairman on January 1, 2009. From April 2005 until April 2007, he was a Corporate Vice President and the Chief Operating Officer of Kodak’s Graphic Communications Group, a division formed by the integration of six different Kodak companies into a $3.6 billion global enterprise. From April, 2000 through April, 2005, Mr. Jacobson served as Chief Executive Officer of Kodak Polychrome Graphics, a $1.7 billion global joint venture between Sun Chemical Corporation and Kodak. In all, Mr. Jacobson has 24 years of experience in the graphics arts industry. Mr. Jacobson is a board member of the New York University Graphic Communications Management and Technology Advisory Board.  Our Board believes Mr. Jacobson’s lengthy industry experience in senior management positions qualifies him to serve as a member of our Board.

Jeffrey A. Cook was appointed Senior Vice President, Chief Financial Officer in February 2007 and appointed Executive Vice President in February 2008. On November 4th, 2009 he was elected to the Presstek Board of Directors.  From July 2005 until February 2007 he was self-employed. Prior thereto, he served as Senior Vice President and Chief Financial Officer of Kodak Polychrome Graphics, a joint venture between Kodak and Sun Chemical Corporation.  Mr. Cook has over 30 years of financial management experience, including 17 years with General Electric. Our Board believes Mr. Cook’s lengthy print industry experience in senior management positions qualifies him to serve as a member of our Board.

Guy Sasson was appointed President of Presstek’s Europe, Africa, and Middle East Region (“EAMER”) Region in January 2009. Mr. Sasson’s background includes a decade of key international roles at Kodak’s Graphic Communications Group (“KGCG”) and Kodak Polychrome Graphics (KPG), a joint venture between the Eastman Kodak and Sun Chemical companies. In his most recent assignment Mr. Sasson served as Vice President of Service and Support of KGCG’s Europe, Middle East and Africa region. He will be focused on expanding Presstek’s presence in this region.

Kathleen McHugh was appointed Vice President and Chief Marketing Officer in May, 2008. Ms. McHugh, with 25 years of industry experience, is focused on expanding Presstek’s global presence in the growing digital color printing market. Ms. McHugh joined Kodak in 1984, and most recently served as Vice President and Regional Business Manager of Kodak’s U.S. and Canadian Prepress Solutions. Previously, Ms. McHugh served as Kodak’s Vice President, Global Marketing, Prepress Solutions. From 1998 to 2005, Ms. McHugh held high level strategic and marketing roles in Kodak Polychrome Graphics, a joint venture between Kodak and Sun Chemical companies.

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

(2) Financial Statement Schedule

The following financial statement schedule is filed as part of this report under Schedule II (Valuation and Qualifying Accounts and Reserves) for the 2008 – 2010 fiscal years. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is contained in the consolidated financial statements, or notes thereto, included herein.

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
Date: March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jeffrey Jacobson
Jeffrey Jacobson	Chairman, President and Chief Executive Officer	March 16, 2011
(Principal Executive Officer)

/s/ Jeffrey A. Cook
Jeffrey A. Cook	Executive Vice President and Chief Financial Officer	March 16, 2011
(Principal Financial Officer) and Director

/s/ Wayne L. Parker
Wayne L. Parker	Chief Accounting Officer	March 16, 2011

/s/ Edward E. Barr
Edward E. Barr	Lead Director	March 16, 2011

/s/ Daniel S. Ebenstein, Esq
Daniel S. Ebenstein, Esq.	Director	March 16, 2011

/s/ Stanley E. Freimuth
Stanley E. Freimuth	Director	March 16, 2011

Steven N. Rappaport	Director	March 16, 2011

/s/ Donald C. Waite, III
Donald C. Waite, III	Director	March 16, 2011

Exhibit Number	Description	Reference

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
Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 25, 2009.
3.1	Amended and Restated Certificate of Incorporation of Presstek, Inc.	Incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 1996.
3.2	By-laws of Presstek, Inc.	Incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995.
10.1***	1998 Stock Incentive Plan.	Incorporated by reference to Exhibit A to the Company’s Definite Proxy Statement, filed April 24, 1998.
10.2***	2002 Employee Stock Purchase Plan of Presstek, Inc.	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed August 9, 2002.
10.3***	2003 Stock Option and Incentive Plan of Presstek, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003.
10.4***	2008 Omnibus Incentive Plan.	Incorporated by reference to Appendix A to the Company’s Definite Proxy Statement, filed May 9, 2008.
10.5**	OEM Consumables Supply Agreement by and between Presstek, Inc. and Heidelberger Druckmaschinen, AG., dated July 1, 2003.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.
10.6**	OEM Consumables Supply Agreement by and between Presstek, Inc. and Heidelberg U.S.A., Inc. dated July 1, 2003.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.

10.7***	Amended and Restated Employment Agreement by and between Presstek, Inc. and Jeffrey Cook dated September 30, 2010.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, Amendment No.1, filed on October 5, 2010.
10.8***	Nonqualified Stock Option Agreement by and between Presstek, Inc. and Jeffrey Cook dated February 27, 2007.	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed March 2, 2007.
10.9***	Amended and Restated Employment Agreement by and between Presstek, Inc. and Jeffrey Jacobson dated September 30, 2010.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, Amendment No.1, filed on October 5, 2010.
10.10***	Non-Plan, Non-qualified Stock Option Agreement by and between Presstek, Inc. and Jeffrey Jacobson dated May 10, 2007.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
10.11***	Forms of Stock Option Agreement under 2008 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.12	(i) Purchase and Sale Agreement and Escrow Instruction by and between Presstek, Inc. and EJC Properties, LLLP dated April 24, 2008.	Incorporated by reference to Exhibit 10.20(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
	(ii) First Amendment to Purchase and Sale Agreement and Escrow Instruction by and between Presstek, Inc. and EJC Properties, LLLP dated June 27, 2008.	Incorporated by reference to Exhibit 10.20(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.13***	Letter Agreement between Presstek, Inc. and James R. Van Horn dated December 17, 2009.	Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2010.
10.14***	Employment Agreement by and between Presstek, Inc. and James R. Van Horn dated September 30, 2010.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A, Amendment No.1, filed on October 5, 2010.
10.15***	Form of option agreement granted under the 2003 Stock Option and Incentive Plan with Jeffrey Jacobson dated September 30, 2010.	Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2010.
10.16***	Form of option agreement granted under the 2008 Omnibus Incentive Plan with Jeffrey Jacobson dated September 30, 2010.	Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2010.
10.17	Revolving Credit and Security Agreement dated as of March 5, 2010 by and among PNC Bank, National Association (as Lender and as Agent) and the Company.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 10, 2010.
10.18	Canadian Guarantor Security Agreement, dated as of March 19, 2010 of Presstek Canada Corp./Corporation Presstek Canada in favor of PNC Bank, National Association (as lender and agent).	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
10.19	Charge Over Shares, dated March 5, 2010 between Presstek Overseas Corp. and PNC Bank, National Association in favor of PNC Bank, National Association (as lender and agent).	Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.

10.20	Composite Guarantee and Debenture, dated March 5, 2010 between Presstek Europe Limited and PNC Bank, National Association in favor of PNC Bank, National Association (as lender and agent).	Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
10.21	Guarantee, dated March 19, 2010 of Presstek Canada Corp./Corporation Presstek Canada in favor of PNC Bank, National Association (as lender and agent).	Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
10.22	Guarantor Security Agreement, dated as of March 5, 2010 between PNC Bank, National Association (as lender and agent) and Presstek Overseas Corp.	Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
10.23	Guaranty (Corporate), dated March 5, 2010 of ABD Canada Holdings, Inc. in favor of PNC Bank, National Association (as lender and agent).	Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
10.24	Guaranty (Corporate), dated March 5, 2010 of Presstek Overseas Corp. in favor of PNC Bank, National Association (as lender and agent).	Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
10.25	Guaranty (Corporate), dated March 5, 2010 of SDK Realty Corp. in favor of PNC Bank, National Association (as lender and agent).	Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
10.26	Guarantor Security Agreement, dated as of March 5, 2010 between PNC Bank National Association (as lender and agent) and ABD Canada Holdings, Inc.	Incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
10.27	Guarantor Security Agreement, dated as of March 5, 2010 between PNC Bank, National Association (as lender and agent) and SDK Realty Corp.	Incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
10.28	Pledge Agreement, dated as of March 5, 2010 between PNC Bank, National Association (as lender and agent) and Presstek, Inc.	Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
10.29	Pledge Agreement, dated as of March 5, 2010 between PNC Bank, National Association (as lender and agent) and Presstek Overseas Corp.	Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
10.30
Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Massachusetts), dated as of March 5, 2010 between SDK Realty Corp. and PNC Bank, National Association (as lender and agent).
Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
10.31	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (New Hampshire), dated as of March 5, 2010 from Presstek, Inc. to PNC Bank, National Association (as lender and agent).	Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
21.1	Subsidiaries of the Registrant.	Incorporated by reference to Exhibit 10.21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
23.1	Consent of KPMG LLP.	Filed with this report.
31.1	Certification of Chief Executive Officer Pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended.	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended.	Filed with this report.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this report.

* The Company hereby agrees to provide the Commission, upon request, copies of any omitted exhibits or schedules to this exhibit required by Item 601(b)(2) of Regulation S-K.

**	The SEC has granted Presstek’s request of confidential treatment with respect to a portion of this exhibit.

*** Management contract or compensatory plan or arrangement.