Form 10-Q
period 2011-05-12
PRESSTEK INC /DE/
filed 2011-05-12
CIK 846876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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
Yes ☐    No ☑
As of May 10, 2011, there were 37,288,938 shares of the Registrant’s Common Stock, $0.01 par value, outstanding.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)
	April 2,	January 1,
	2011	2011

ASSETS
Current assets
Cash and cash equivalents	$3,169	$4,165
Accounts receivable, net	20,885	18,647
Inventories	28,615	29,143
Other current assets	3,193	1,609
Total current assets	55,862	53,564

Property, plant and equipment, net	20,512	21,156
Intangible assets, net	5,221	4,748
Other noncurrent assets	1,045	1,057

Total assets	$82,640	$80,525

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Line of credit	$11,950	$10,252
Accounts payable	10,268	9,733
Accrued expenses	5,999	6,624
Deferred revenue	4,975	4,643
Total current liabilities	33,192	31,252

Other long-term liabilities	81	95

Total liabilities	33,273	31,347

Stockholders' equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized, 37,288,938 and
36,942,166 shares issued and outstanding at April 2, 2011 and
January 1, 2011, respectively	373	369
Additional paid-in capital	123,862	122,664
Accumulated other comprehensive loss	(2,990)	(3,517)
Accumulated deficit	(71,878)	(70,338)
Total stockholders' equity	49,367	49,178

Total liabilities and stockholders' equity	$82,640	$80,525

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)
(Unaudited)

	Three months ended
	April 2,	April 3,
	2011	2010

Revenue
Equipment	$5,118	$6,393
Consumables	20,734	21,495
Service and parts	6,028	6,603
Total revenue	31,880	34,491

Cost of revenue
Equipment	5,564	6,098
Consumables	11,229	11,846
Service and parts	5,142	5,154
Total cost of revenue	21,935	23,098

Gross profit	9,945	11,393

Operating expenses
Research and development	1,075	1,081
Sales, marketing and customer support	5,264	5,284
General and administrative	4,317	5,077
Amortization of intangible assets	201	210
Restructuring and other charges	315	12
Total operating expenses	11,172	11,664

Operating loss	(1,227)	(271)
Interest and other income (expense), net	(315)	(372)

Loss from continuing operations before income taxes	(1,542)	(643)
Benefit for income taxes	(2)	(99)

Loss from continuing operations	(1,540)	(544)
Loss from discontinued operations, net of tax	-	(78)

Net loss	$(1,540)	$(622)

Loss per share - basic
Loss from continuing operations	$(0.04)	$(0.02)
Loss from discontinued operations	-	(0.00)
	$(0.04)	$(0.02)

Loss per share - diluted
Loss from continuing operations	$(0.04)	$(0.02)
Loss from discontinued operations	-	(0.00)
	$(0.04)	$(0.02)

Weighted average shares outstanding
Weighted average shares outstanding - basic	37,246	36,872
Dilutive effect of options	-	-
Weighed average shares outstanding - diluted	37,246	36,872

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	April 2,	April 3,
	2011	2010
Operating activities
Net loss	$(1,540)	$(622)
Add loss from discontinued operations	-	78
Loss from continuing operations	(1,540)	(544)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	858	1,083
Amortization of intangible assets	201	210
Provision for warranty costs	121	(25)
Provision (credit) for accounts receivable allowances	(86)	220
Stock compensation expense	448	512
Accrual for non-cash bonus plan	178	299
Loss on disposal of long-lived assets	42	-
Changes in operating assets and liabilities:
Accounts receivable	(1,981)	192
Inventories	423	295
Other current assets	(1,562)	(514)
Deferred income taxes	-	(209)
Other noncurrent assets	(172)	21
Accounts payable	529	531
Accrued expenses	(1,259)	(916)
Restructuring and other charges	315	12
Deferred revenue	333	(622)
Net cash provided by (used in) operating activities from continuing operations	(3,152)	545

Investing activities
Purchase of property, plant and equipment	(81)	(574)
Investment in patents and other intangible assets	(716)	(629)
Net cash used in investing activities from continuing operations	(797)	(1,203)

Financing activities
Net proceeds from issuance of common stock	754	43
Payments of loan origination costs	-	(823)
Net borrowings (repayments) under line of credit agreement	1,698	(9,061)
Net cash provided by (used in) financing activities from continuing operations	2,452	(9,841)

Cash provided by discontinued operations
Operating activities	-	1,411
Investing activities	-	7,405
Net cash provided by discontinued operations	-	8,816

Effect of exchange rate changes on cash and cash equivalents	501	(683)

Net decrease in cash and cash equivalents	(996)	(2,366)
Cash and cash equivalents, beginning of period	4,165	5,843
Cash and cash equivalents, end of period	$3,169	$3,477

Supplemental disclosure of cash flow information
Cash paid for interest	$174	$388
Cash paid for income taxes	$9	$52

The accompanying notes are an integral part of these consolidated financial statements.

                       PRESSTEK, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 2, 2011
(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements of Presstek, Inc. and its subsidiaries (“Presstek,” the “Company,” “we” or “us”) contain all adjustments, including normal recurring adjustments, necessary to present fairly Presstek’s financial position as of April 2, 2011 and January 1, 2011, its results of operations for the three months ended April 2, 2011 and April 3, 2010 and its cash flows for the three months ended April 2, 2011 and April 3, 2010, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the interim reporting requirements of Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

The results of the three months ended April 2, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.  The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Intercompany transactions and balances have been eliminated.

The Company operates and reports on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the thirteen week periods ended April 2, 2011 (the “first quarter of fiscal 2011” or “the three months ended April 2, 2011”) and April 3, 2010 (the “first quarter of fiscal 2010” or “the three months ended April 3, 2010”).

Use of Estimates

The Company prepares its financial statements in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management believes the most judgmental estimates include those related to product returns; warranty obligations; allowance for doubtful accounts; slow-moving and obsolete inventories; income taxes; the valuation of  intangible assets, long-lived assets and deferred tax assets; stock-based compensation; and litigation. The Company bases its estimates and judgments on historical experience and various other appropriate factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, which was filed with the SEC on March 16, 2011.  There were no significant changes to the Company’s critical accounting policies during the three months ended April 2, 2011.

                                 PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 2, 2011
                                                                                                     (Unaudited)

Recently Issued Accounting Standards

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements. This guidance modifies the fair value requirements of FASB ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. In addition, the residual method of allocating arrangement consideration is no longer permitted. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The adoption of this guidance did not have a material impact upon our financial position or results of operations.

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

Results of operations of the discontinued business of Lasertel included in the Company’s Statements of Operations for the first quarter of 2010 consist of the following (in thousands, except per-share data):

April 3, 2010
Revenues from external customers	$1,394
Loss before other charges	(555)
Gain on disposition	485
Loss before income taxes	(70)
Provision (benefit) for income taxes	-
Net loss from discontinued operations	$(70)
Earnings (loss) per share	$0.00

The Company had no assets and liabilities of the discontinued business of Lasertel at April 2, 2011 or January 1, 2011.

           PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 2, 2011
(Unaudited)

3.  ACCOUNTS RECEIVABLE, NET

The components of accounts receivable, net of allowances, are as follows (in thousands):

	April 2, 2011	January 1, 2011

Accounts receivable	$26,649	$24,278
Less allowances	(5,764)	(5,631)
	$20,885	$18,647

4.  INVENTORIES

The components of inventories are as follows (in thousands):

	April 2, 2011	January 1, 2011

Raw materials	$3,982	$4,433
Work in process	1,173	1,170
Finished goods	23,460	23,540
	$28,615	$29,143

                                  PRESSTEK, INC. AND SUBSIDIARIES
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 2, 2011
(Unaudited)

5.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, net, are as follows (in thousands):

	April 2, 2011	January 1, 2011

Land and improvements	$1,301	$1,301
Buildings and leasehold improvements	22,629	22,442
Production and other equipment	45,060	44,104
Office furniture and equipment	10,888	10,868
Construction in process	309	589
Total property, plant and equipment, at cost	80,187	79,304
Accumulated depreciation and amortization	(59,675)	(58,148)
Net property, plant and equipment	$20,512	$21,156

Construction in process is generally related to production equipment not yet placed into service.

The Company recorded depreciation expense of $0.9 million in the first quarter of fiscal 2011 and $1.1 million in the first quarter of fiscal 2010.  Under the Company’s financing arrangements (see Note 6), all property, plant and equipment are pledged as security.

                                    PRESSTEK, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 2, 2011
                            (Unaudited)

6.  FINANCING ARRANGEMENTS

The components of the Company’s outstanding borrowings are as follows (in thousands):

	April 2, 2011	January 1, 2011

Line of credit	$11,950	$10,252

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

                              PRESSTEK, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 2, 2011
                            (Unaudited)

Under the Credit Agreement the Company is required to provide monthly Borrowing Base Certificates to the Agent that become the basis for calculating the Credit Agreement’s Formula Amount.  The Formula Amount, capped at $25 million, represents the maximum amount of advances available to the Company at a given point in time.  The Formula Amount is normally calculated 20 days subsequent to the close of each fiscal month.  Because of the timing delay, the Agent utilizes a process that estimates the maximum amount available daily during each fiscal period.  As of April 2, 2011 and January 1, 2011 the Formula Amount was $18.6 million and $15.0 million, respectively. The Company had outstanding balances on its line of credit of $12.0 million and $10.3 million, at April 2, 2011 and January 1, 2011, respectively.  The amount available under the credit line, based on the Formula Amount, was $6.6 million and $4.7 million as of April 2, 2011 and January 1, 2011, respectively.  The computed preliminary availability based on the daily estimation process was $3.1 million and $4.6 million as of April 2, 2011 and January 1, 2011, respectively.

Under the terms of the Credit Agreement, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions and divestitures, with certain exceptions.  The key financial covenants include a requirement for the Company to maintain (i) for the fiscal quarter ending January 1, 2011, a fixed charge coverage ratio of not less than 1.0 to 1.0; (ii) for each quarter ending on or after April 2, 2011, for the four fiscal quarter period then ended, a fixed charge coverage ratio of not less than 1.0 to 1.0; and (iii) an annual limit on capital expenditures of $4.0 million in each fiscal year beginning in 2011.

As of January 1, 2011 and April 2, 2011, the Company was fully in compliance with all financial covenants.  The fixed charge ratio for the quarter ended January 1, 2011 was 3.5 to 1.0, well in excess of the 1.0 to 1.0 minimum required ratio.  The fixed charge ratio for the quarter ended April 2, 2011 was 3.8 to 1.0, also well in excess of the 1.0 to 1.0 minimum required ratio.  Additionally, since the inception of the Credit Agreement, the Company’s capital expenditures have been below the maximum levels allowed.

The weighted average interest rate on the Company’s short-term borrowings was 4.55% at April 2, 2011.

                              PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 2, 2011
(Unaudited)

7.  ACCRUED EXPENSES

The components of accrued expenses are as follows (in thousands):

	April 2, 2011	January 1, 2011

Accrued payroll and employee benefits	$1,864	$1,561
Accrued warranty	918	919
Accrued restructuring and other charges	375	225
Accrual for non-cash bonus plan	178	1,186
Accrued legal	108	83
Accrued professional fees	844	1,020
Other	1,712	1,630
	$5,999	$6,624

The Company’s 2011 and 2010 bonus plans provides for any management bonuses to be paid in the form of shares of Common Stock. As of April 2, 2011, the Company had an accrued expense related to its non-cash bonus plan of $0.2 million. The Company had an accrued expense of $1.2 million related to non-cash bonus awards for fiscal 2010.

8.  ACCRUED WARRANTY

Product warranty activity in the first three months of fiscal 2011 is as follows (in thousands):

Balance at January 1, 2011	$919
Accruals for warranties	121
Utilization of accrual for warranty costs	(122)
Balance at April 2, 2011	$918

                    PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 2, 2011
                   (Unaudited)
9.  DEFERRED REVENUE

The components of deferred revenue are as follows (in thousands):

	April 2, 2011	January 1, 2011

Deferred service revenue	$4,402	$4,054
Deferred product revenue	573	589
	$4,975	$4,643

10.  RESTRUCTURING AND OTHER CHARGES

During the first quarter of fiscal 2011, the Company utilized $0.2 million of reserves related to restructuring and other charges in the United States, Canada and the United Kingdom.  The expenses incurred during the first quarter of fiscal 2011 are expected to be fully paid by the fourth quarter of fiscal 2012. These amounts are recorded on the restructuring and other charges line in the consolidated statements of operations.

The activity for the first three months of fiscal 2011 related to the Company’s restructuring and other charges accruals is as follows (in thousands):
	Balance January 1, 2011	Charged to expense	Utilization	Balance April 2, 2011

Severance and fringe benefits	$225	$305	$(155)	$375
Lease termination and other costs	----	10	(10)	---
	$225	$315	$(165)	$375

11.  STOCK-BASED COMPENSATION

The Company has equity incentive plans that are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee oversees and approves which employees receive grants, the number of shares or options granted and the exercise prices and other terms of the awards.

The 2003 Stock Option and Incentive Plan

The 2003 Stock Option and Incentive Plan (the “2003 Plan”) provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including those directors who are not an employee or officer of the Company, such directors being referred to as Non-Employee Directors), consultants and advisors of the Company and its subsidiaries.  A total of 2,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan.  Any future options granted under the 2003 Plan will become exercisable at such times and subject to such terms and conditions as the Board of Directors or Committee may specify at the time of each grant.  At April 2, 2011, there were 1,898,067 options outstanding under the 2003 Plan, and 16,533 shares available for future grants under this plan.  The options will expire at various dates prescribed by the individual option grants.

                     PRESSTEK, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           April 2, 2011
              (Unaudited)

With respect to all stock options previously granted to the Company’s current executive officers and other current employees and Non-Employee Directors under the 2003 Stock Plan, the Compensation Committee approved on September 30, 2010 an amendment to the exercise prices of such options so that each such option outstanding shall have an exercise price equal to the per share closing price of the Company’s common stock on that date of $2.19 per share.  The amendment did not change the vesting schedules or any of the other terms of the respective stock options.   This modification affected 331 employees who held 724,300 stock options on September 30, 2010.  For purposes of stock activity disclosure the amended options are treated as option cancellations and new option grants with the only change from the original grant being the revised option price.

2008 Omnibus Incentive Plan

The 2008 Omnibus Incentive Plan (the “2008 Plan”), approved by the stockholders of the Company on June 11, 2008, provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including Non-Employee Directors), consultants and advisors of the Company and its subsidiaries.  A total of 3,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan. Awards granted under this plan may have varying vesting and termination provisions and can have no longer than a ten-year contractual life. There were 260,000 options granted under this plan for the three months ended April 2, 2011, respectively. At April 2, 2011, there were 2,438,439 options outstanding and 166,793 shares available for future grants under this plan.

Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan (“ESPP”) is designed to provide eligible employees of the Company and its participating U.S. subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three-month offering period, whichever is lower. All employees of the Company or participating subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the Company’s common stock are eligible to participate in the ESPP. A total of 950,000 shares of the Company’s common stock, subject to adjustment, have been reserved for issuance under this plan. The Company issued 19,577 and 20,983 shares of common stock under its ESPP for the three months ended April 2, 2011 and April 3, 2010, respectively. At April 2, 2011, there were 393,081 shares available for future grants under this plan.

Non-plan Options

In fiscal 2007, the Company granted 300,000 shares of restricted common stock and stock options for 1,000,000 shares of common stock to its Chairman, President and Chief Executive Officer (“CEO”) under a non-plan, non-qualified stock option agreement. The award of restricted stock vested on May 10, 2007, the effective date of the CEO’s employment agreement with the Company. The award of stock options vests 20% on the date of grant, and an additional 20% vests on each of January 1, 2008, 2009, 2010 and 2011. Each portion of the option that vests will remain exercisable for five years after the applicable vesting date. As of April 2, 2011, 1,000,000 options remain outstanding.

                     PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 2, 2011
(Unaudited)

Stock-Based Compensation

Stock-based compensation associated with stock option grants to all officers, directors, and employees is included as a component of “General and administrative expense” in the Company’s Consolidated Statements of Operations.

Stock based compensation expense for the three months ended April 2, 2011 and April 3, 2010 is as follows (in thousands):
	Three months ended
Stock option plan	April 2, 2011	April 3, 2010

2003 Plan*	$116	$97
2008 Plan	322	277
1998 Plan	1	1
ESPP	9	8
Non-plan, non-qualified	-	129
Total	$448	$512
* includes $11 thousand of stock compensation expense related to repriced options for the first quarter of fiscal 2011.

As of April 2, 2011, there was $2.1 million of unrecognized compensation expense related to stock option grants. The weighted average period over which the remaining unrecognized compensation expense will be recognized is 1.6 years.

Valuation Assumptions

ESPP

The fair value of the rights to purchase shares of common stock under the Company’s ESPP was estimated on the commencement date of the offering period using the Black-Scholes valuation model with the following assumptions:
	Three months ended
	April 2, 2011	April 3, 2010

Risk-free interest rate	0.10%	0.15%
Volatility	68.53%	72.45%
Expected life (in years)	0.25	0.25
Dividend yield	--	--

Based on the above assumptions, the weighted average fair values of each stock purchase right under the Company’s ESPP for the first quarter of fiscal 2011 and fiscal 2010 was $0.57 and $0.53, respectively.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 2, 2011
(Unaudited)

Plan Options

The fair value of the options to purchase common stock granted in the first quarter of fiscal 2011and first quarter of fiscal 2010 under the 2008 Plan and were estimated on the respective grant dates using the Black-Scholes valuation model with the following assumptions:

	Three months ended
	April 2, 2011	April 3, 2010

Risk-free interest rate	2.26%	2.61%
Volatility	78.67%	76.4%
Expected life (in years)	5.83	5.83
Dividend yield	--	--

Based on the above assumptions, the weighted average fair value of each option to purchase a share of the Company’s common stock granted in the first quarter of fiscal 2011 and fiscal 2010 under the 2008 Plan was $1.50 and $1.66, respectively.

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

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 2, 2011
(Unaudited)

Stock Option Activity

Stock option activity for the three months ended April 2, 2011 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at January 1, 2011	5,354,556	$4.87	6.27 years	$0.2 million
Granted	260,000	2.20
Exercised	-	-
Canceled/expired	31,500	8.66
Outstanding at April 2, 2010	5,583,056	$4.73	6.21 years	$0.1 million

Exercisable at April 2, 2010	3,979,727	$5.54	5.18 years	$0.1 million

There were no options exercised during the three months ended April 2, 2011. During the three months ended April 3, 2010, the total intrinsic value of stock options exercised was approximately $2 thousand.

12.  INTEREST AND OTHER INCOME (EXPENSE)

The components of Interest and other income (expense), net, are as follows (in thousands):

	Three months ended
	April 2, 2011	April 3, 2010

Interest expense	$(261)	$(302)
Interest income	-	1
Other income (expense), net	(54)	(71)
	$(315)	$(372)

The amounts reported as Interest and other income (expense), include among other items $0.1 million and $0.1 million for losses on foreign currency transactions for the three months ended April 2, 2011 and April 3, 2010, respectively.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 2, 2011
(Unaudited)

13. INCOME TAXES

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.  Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

The Company’s tax benefit  was $2 thousand and $0.1 million for the three months ended April 2, 2011 and April 3, 2010, respectively, on pre-tax loss from continuing operations of $1.5 million and $0.6 million for the respective periods.

The Company  recorded a valuation allowance of $2.7 million against UK, Canadian and German net deferred tax assets in fiscal 2010.

At April 2, 2011, our deferred tax assets, net of valuation allowance, were zero.  However, if future events differ from expectations, changes in the valuation allowance may be required.  A change in the valuation allowance occurs if there is a change in management’s assessment of the amount of net deferred tax assets that is expected to be realized in the future.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 2, 2011
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

The primary component of accumulated other comprehensive loss is unrealized gains or losses on foreign currency translation.  The components of comprehensive loss are as follows (in thousands):

	Three months ended
	April 2, 2011	April 3, 2010

Net loss	$(1,540)	$(622)
Changes in accumulated other comprehensive loss:
Unrealized foreign currency translation gains/(losses)	527	(783)
Comprehensive loss	$(1,013)	$(1,405)

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
April 2, 2011
(Unaudited)

The Company’s classification of revenue from continuing operations by geographic area is determined by the location of the Company’s customer.  The following table summarizes revenue information by geographic area (in thousands):

	Three months ended
	April 2, 2011	April 3, 2010

United States	$19,925	$22,332
United Kingdom	3,235	4,462
All other	8,720	7,697
	$31,880	$34,491

The Company’s long-lived assets by geographic area are as follows (in thousands):

	April 2, 2011	January 1, 2011

United States	$25,923	$26,026
United Kingdom	482	510
Canada	373	425
	$26,778	$26,961

16.  RELATED PARTIES

The Company engages the services of Amster, Rothstein & Ebenstein, a law firm of which Board member Daniel S. Ebenstein is a partner.  Expenses incurred for services from this law firm were $1,900 (including $700 of pass-through expenses), and $22,000 (including $5,000 of pass-through expenses) for the three months ended April 2, 2011 and April 3, 2010, respectively.

17.  COMMITMENTS AND CONTINGENCIES

Commitments & Contingencies

The Company has change-in-control agreements with certain of its employees that provide them with benefits should their employment with the Company be terminated other than for cause or their disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time after the date of any change-in-control of the Company.

From time to time the Company engages in sales of equipment that is leased by or intended to be leased by a third-party purchaser to another party. In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). Generally, the Company’s liability for these recourse agreements is limited to 9.5% of the amount outstanding. The maximum amount for which the Company was liable to the financial institutions for the shortfall payments was approximately $0.7 million at April 2, 2011 and $1.2 million at April 3, 2010.

                       PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 2, 2011
(Unaudited)
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

In April 2009, the Company initiated a declaratory judgment action in the United States District Court for the District of Colorado against Eastman Kodak Company (“Kodak”) in which a Company employee and the Company sought to have a non-competition clause under an agreement between the employee and Kodak rendered void under Colorado law.  Kodak counterclaimed for breach of contract and misappropriation of trade secrets.  Kodak sought relief in the form of a preliminary injunction, which was denied by the Court, and sought unspecified damages.  On April 20, 2011 the Company and Kodak entered into a settlement agreement to resolve the litigation.  The settlement results in no impact to the Company’s financial statements.

Presstek is a party to other litigation that it considers routine and incidental to its business however it does not expect the results of any of these actions to have a material adverse effect on its business, results of operation or financial condition.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements, which involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described below in the section entitled “Information Regarding Forward-Looking Statements” and in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, as filed with the SEC on March 16, 2011.

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

Presstek’s business model is a capital equipment and consumables model. In this model, approximately 85% currently of our revenue is recurring revenue. Our model is designed so that each placement of either a DI® press or a CTP system generally results in recurring aftermarket revenue for consumables and service. We also provide consumables for use on equipment purchased by end users from other manufacturers and suppliers.

Through our various operations, we provide advanced digital print solutions through the development, manufacture, and sourcing of digital laser imaging equipment and advanced technology chemistry-free and chemistry-based printing plates, which we call consumables, for commercial and in-plant print providers targeting the growing market for high quality, fast turnaround short-run color printing; and are a leading sales and services company delivering Presstek digital solutions and solutions from other manufacturing partners through our direct sales and service force and through distribution partners worldwide.

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

Prior to March 5, 2010, we conducted business in two segments: the Presstek segment, and the Lasertel segment. Lasertel manufactured and developed high-powered laser diodes and related laser products. On September 24, 2008, the Board of Directors approved a plan to market the Lasertel subsidiary for sale; as such the Company has presented the results of operations of this subsidiary within discontinued operations. On March 5, 2010, the Lasertel subsidiary was sold to SELEX as previously discussed. Commencing with the second quarter of fiscal 2010, the Company’s reports filed with the SEC reflect that the Company conducts business in one industry segment as a result of its sale of Lasertel.

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

Another method of growing the market for consumables is to develop and distribute consumables that can be imaged by non-Presstek devices (i.e., “open platform” plates). In addition to expanding the base of our DI® and CTP units, an element of our focus is to reach beyond our proprietary systems and penetrate the installed base of CTP devices in all market segments with our thermal plate offerings. The first step in executing this strategy was the launch of our Aurora Pro chemistry-free printing plate designed to be used with CTP units manufactured by other thermal CTP device manufacturers. In December 2009 we introduced Aeon, a no preheat thermal CTP plate that offers run lengths to 200,000 without baking. We continue to work with other CTP manufacturers to qualify our consumables on their systems. We believe this strategy fundamentally enhances our ability to expand and control our business.

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

General

We operate and report on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the thirteen week periods ended April 2, 2011 (the “first quarter of fiscal 2011” or “the three months ended April 2, 2011”) and April 3, 2010 (the “first quarter of fiscal 2010” or “the three months ended April 3, 2010”).

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

RESULTS OF OPERATIONS

Results of operations in dollars and as a percentage of revenue were as follows (in thousands of dollars):
	Three months ended
	April 2, 2011		April 3, 2010
		% of revenue		% of revenue
Revenue:
Equipment	$5,118	16.1	$6,393	18.5
Consumables	20,734	65.1	21,495	62.4
Service and parts	6,028	18.9	6,603	19.4
Total revenue	31,880	100.0	34,491	100.0
Cost of revenue:
Equipment	5,564	17.5	6,098	17.7
Consumables	11,229	35.2	11,846	34.4
Service and parts	5,142	16.1	5,154	14.9
Total cost of revenue	21,935	68.8	23,098	67.0
Gross profit	9,945	31.2	11,393	33.0

Operating expenses:
Research and development	1,075	3.4	1,081	3.1
Sales, marketing and customer support	5,264	16.5	5,284	15.3
General and administrative	4,317	13.5	5,077	14.8
Amortization of intangible assets	201	0.6	210	0.6
Restructuring and other charges	315	1.0	12	-
Total operating expenses	11,172	35.0	11,664	33.8
Operating loss	(1,227)	(3.8)	(271)	(0.8)
Interest and other income (expense), net	(315)	(1.0)	(372)	(1.1)
L Loss from continuing operations before income taxes	(1,542)	(4.8)	(643)	(1.9)
Provision(benefit) for income taxes	2	(0.0)	(99)	(0.3)
Loss from continuing operations	(1,540)	(4.8)	(544)	(1.6)
Loss from discontinued operations, net of tax	-	-	(78)	(0.2)
Net loss	$(1,540)	(4.8)	$(622)	(1.8)

Three months ended April 2, 2011 compared to the three months ended April 3, 2010

Revenue

Consolidated revenue was $31.9 million for the first quarter of fiscal 2011, a reduction of $2.6 million, or 8%, from the comparable prior year period.

Equipment product revenue was $5.1 million in the first quarter of fiscal 2011 compared to $6.4 million in the same prior year period.  Gross revenue of “growth” portfolio DI® presses and peripherals decreased from $4.8 million in the first quarter of 2010 to $4.2 million in the first quarter of fiscal 2011.  We continue to see some reluctance by small to mid-size customers to make capital equipment purchases in this economic environment, and financing remains difficult to obtain.  Gross revenue of our remaining “growth” portfolio of equipment, Dimension Excel, Dimension Pro, Compass, and Vector platesetters, declined from $0.9 million in the first quarter of 2010 to $0.6 million in the current year quarter.  Equipment sales of our “traditional” line of products, defined as QMDI presses, polyester CTP platesetters, and conventional equipment, decreased from $1.0 million in the first quarter of fiscal 2010 to $0.6 million in the first quarter of fiscal 2011.

Consumables product revenue declined from $21.5 million in the first quarter of fiscal 2010 to $20.7 million in the current year quarter.  Sales of Presstek’s “growth” portfolio of consumables, defined as 52DI®, 34DI®, and thermal CTP plates, declined from $8.0 million in the first quarter of 2010 to $7.7 million in the first quarter of fiscal 2011.  Sales of Presstek’s “growth” portfolio of DI® plates declined to $4.1 million in the current year quarter from $4.3 million in the first quarter of 2010.  Sales of thermal CTP plates declined from $3.8 million in the first quarter of fiscal 2010 to $3.6 million in the current year’s quarter.  Sales of Presstek’s “traditional” plate products, consisting of QMDI, other DI®, and polyester plates of $7.7 million in first quarter of fiscal 2011 remained essentially flat from the first quarter of fiscal 2010.  Sales of other “traditional” consumables products declined year-over-year from $5.6 million to $5.2 million in the first quarter of fiscal 2011.

Service and parts revenue was $6.0 million in the first quarter of fiscal 2011 compared to $6.6 million in the first quarter of fiscal 2010.  These reductions are due primarily to the impacts on service of the overall decrease in equipment placements and a general trend by customers to delay service calls and maintenance to save money in a difficult economy.

Cost of Revenue

Consolidated cost of product, consisting of the cost of material, labor and overhead, shipping and handling costs and warranty expenses, was $16.8 million in the first quarter of fiscal year 2011 compared to $17.9 million in 2010.  The quarterly decrease was due primarily to reduced revenues and favorable costs in our plate manufacturing processes.

Consolidated cost of service and parts was $5.1 million in the first quarter of fiscal year 2011 compared to $5.2 million in fiscal year 2010.

Gross Profit

Consolidated gross profit as a percentage of total revenue was 31.2% in the first quarter of fiscal 2011 compared to 33.0% in the first quarter of 2010.

Gross profit as a percentage of product revenues for the first quarter of fiscal 2011 was 35.0% compared to 35.7% in the first quarter of fiscal 2010.  The primary causes of the reduction were higher equipment costs as well as higher overall freight costs.

Gross profit as a percentage of service revenues decreased to 14.7% in the first quarter of fiscal 2011 compared to 21.9% in the first quarter of fiscal 2010.  The reduction in gross profit was due primarily to lower revenues.

Research and Development

Research and development expenses primarily consist of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment and consumables development efforts.

Research and development expenses were $1.1 million in both the first quarter of fiscal 2011 and fiscal 2010.

Sales, Marketing and Customer Support

Sales, marketing and customer support expenses primarily consist of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs associated with sales, marketing and customer support activities.

Sales, marketing and customer support expense was $5.3 million in both the first quarter of fiscal 2011 and fiscal 2010.

General and Administrative

General and administrative expense was primarily comprised of payroll and related expenses, including stock compensation, for personnel and contracted professional services necessary to conduct our general management, finance, information systems, human resources and administrative activities.

General and administrative expenses were $4.3 million in the first quarter of fiscal 2011 compared to $5.1 million in the first quarter of 2010, a decrease of 15.0%.  Lower expenses resulted primarily from lower payroll expenses, professional service costs, bad debt charges, and stock compensation.

Amortization of Intangible Assets

Amortization expense was $0.2 million in the first quarter of both fiscal 2011 and fiscal 2010

Restructuring and Other Charges

Restructuring charges were $0.3 million in the first quarter of fiscal 2011.  The Company had only minor restructuring and other charges in the first quarter of fiscal 2010.

Interest and Other Expense, Net

Net interest and other expense was $0.3 million in the first quarter of fiscal 2011 compared to expense of $0.4 million in the first quarter of fiscal 2010, which was primarily driven by net interest expense of $0.3 million in both periods.

Provision for Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.  Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

The Company’s tax benefit  was $2 thousand and $0.1 million for the three months ended April 2, 2011 and April 3, 2010, respectively, on pre-tax loss from continuing operations of $1.5 million and $0.6 million for the respective periods.

The Company  recorded a valuation allowance of $2.7 million against UK, Canadian and German net deferred tax assets in fiscal 2010.

At April 2, 2011, our deferred tax assets, net of valuation allowance, were zero.  However, if future events differ from expectations, changes in the valuation allowance may be required.  A change in the valuation allowance occurs if there is a change in management’s assessment of the amount of net deferred tax assets that is expected to be realized in the future.

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

Results of operations of the discontinued business of Lasertel included in the Company’s Statements of Operations consist of the following (in thousands, except per-share data):

April 3, 2010
Revenues from external customers	$1,394
Loss before other charges	(555)
Gain on disposition	485
Loss before income taxes	(70)
Provision (benefit) for income taxes	-
Net loss from discontinued operations	$(70)
Earnings (loss) per share	$0.00

The Company had no assets and liabilities of the discontinued business of Lasertel at April 2, 2011 or January 1, 2011.

Liquidity and Capital Resources

We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings. At April 2, 2011, we had $3.2 million of cash and cash equivalents and $22.7 million of working capital, compared to $3.5 million of cash and cash equivalents and $25.0 million of working capital. The decrease in working capital from the prior year is primarily due to a reduction in accounts receivable, commensurate with lower sales in the first quarter of fiscal 2011, and an increase in current liabilities due to timing of payments to vendors.

Continuing Operations

Our operating activities used $3.2 million of cash in the three months ended April 2, 2011. Cash used by operating activities came from a net loss of $1.5 million offset by positive adjustments of $1.5 million for non-cash charges included in net loss (including depreciation, amortization, provisions for warranty costs, accounts receivable allowances, stock compensation expense and non-cash bonus expense) and a $3.2 million negative impact on cash due to changes in operating assets and liabilities.  The negative impact on cash related to operating assets and liabilities was, in large part, due to an increase of $2.0 million in accounts receivable and $1.6 million in other current assets. The increase in accounts receivable was due mainly to the timing of sales transactions and related collections, whereas the increase in other current assets was driven by pre-payment of certain annual operating expenses in the normal course of business.

Our investing activities used $0.8 million of net cash during the first quarter of fiscal 2011 primarily for additions to property, plant and equipment and additions to developed technology costs.  Our additions to property, plant and equipment relate primarily to equipment provided to our CTP plate customers.  The addition to developed technology relate to the design and prototyping of our new 75DI® digital offset press.

Our financing activities provided $2.5 million of cash during the first quarter of 2011, consisting primarily of $1.7 million of cash borrowings under our lines of credit and proceeds from the issuance of common stock.

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

Under the Credit Agreement the Company is required to provide monthly Borrowing Base Certificates to the Agent that become the basis for calculating the Credit Agreement’s Formula Amount.  The Formula Amount, capped at $25 million, represents the maximum amount of advances available to the Company at a given point in time.  The Formula Amount is normally calculated 20 days subsequent to the close of each fiscal month.  Because of the timing delay, the Agent utilizes a process that estimates the maximum amount available daily during each fiscal period.  As of April 2, 2011 and January 1, 2011 the Formula Amount was $18.6 and  $15.0 million, respectively. The Company had outstanding balances on its line of credit of $12.0 million and $10.3 million, at April 2, 2011 and January 1, 2011, respectively.  The amount available under the credit line, based on the Formula Amount, was $6.6 million and $4.7 million as of April 2, 2011 and January 1, 2011, respectively.  The computed preliminary availability based on the daily estimation process was $3.1 million and $4.6 million as of April 2, 2011 and January 1, 2011, respectively.

Under the terms of the Credit Agreement, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions and divestitures, with certain exceptions.  The key financial covenants include a requirement for the Company to maintain (i) for the fiscal quarter ending January 1, 2011, a fixed charge coverage ratio of not less than 1.0 to 1.0; (ii) for each quarter ending on or after April 2, 2011, for the four fiscal quarter period then ended, a fixed charge coverage ratio of not less than 1.0 to 1.0; and (iii) an annual limit on capital expenditures of $4.0 million in each fiscal year beginning in 2011.

 As of January 1, 2011 and April 2, 2011, the Company was fully in compliance with all financial covenants.  The fixed charge ratio for the quarter ended January 1, 2011 was 3.5 to 1.0, well in excess of the 1.0 to 1.0 minimum required ratio.  The fixed charge ratio for the quarter ended April 2, 2011 was 3.8 to 1.0, also well in excess of the 1.0 to 1.0 minimum required ratio.  Additionally, since the inception of the Credit Agreement, the Company’s capital expenditures have been below the maximum levels allowed.

Our liquidity is dependent on availability under our current Credit Agreement.  This availability is a function of both our cash generated by operations and our borrowing base availability (primarily an amount based on eligible inventories and accounts receivable less advances and stand-by letters of credit) and compliance with our debt covenants.  Management believes there will be adequate availability and compliance with debt covenants throughout 2011.  However, a significant decline in operating results could have a negative impact and may require management to scale back on capital expenditures and/or other operating activities.

The weighted average interest rate on the Company’s short-term borrowings was 4.55% at April 2, 2011.

Commitments and Contingencies

The Company has change-in-control agreements with certain of its employees that provide them with benefits should their employment with the Company be terminated other than for cause or their disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time after the date of any change-in-control of the Company.

From time to time the Company engages in sales of equipment that is leased by or intended to be leased by a third-party purchaser to another party. In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). Generally, the Company’s liability for these recourse agreements is limited to 9.5% of the amount outstanding. The maximum amount for which the Company was liable to the financial institutions for the shortfall payments was approximately $0.7 million at April 2, 2011 and $1.2 million at April 3, 2010.

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

Critical Accounting Policies and Estimates

General

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns; warranty obligations; allowances for doubtful accounts; slow-moving and obsolete inventories; income taxes; the valuation of intangible assets, long-lived assets and deferred tax assets; stock-based compensation and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended January 1, 2011 which was filed with the SEC on March 16, 2011.  There were no significant changes to the Company’s critical accounting policies in the three months ended April 2, 2011.

Recently Issued Accounting Standards

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements. This guidance modifies the fair value requirements of FASB ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. In addition, the residual method of allocating arrangement consideration is no longer permitted. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The adoption of this guidance did not have a material impact upon our financial position or results of operations.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.  At April 2, 2011, we were not involved in any unconsolidated SPE transactions.

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

 Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2011, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In April 2009 the Company initiated a declaratory judgment action in the United States District Court for the District of Colorado against Eastman Kodak Company (“Kodak”) in which a Company employee and the Company sought to have a non-competition clause under an agreement between the employee and Kodak rendered void under Colorado law.  Kodak  counterclaimed for breach of contract and misappropriation of trade secrets.  Kodak sought relief in the form of a preliminary injunction, which was denied by the Court, and sought unspecified damages.  On April 20, 2011 the Company and Kodak entered into a settlement agreement to resolve the litigation.  The settlement results in no impact to the Company’s financial statements.

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

PRESSTEK, INC. (Registrant)
Date: May 12, 2011	/s/ Jeffrey A. Cook
Jeffrey A. Cook Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PRESSTEK, INC.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.