Form 10-Q
period 2011-07-02
PRESSTEK INC /DE/
filed 2011-08-15
CIK 846876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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
Large accelerated filer ☐         Accelerated filer ☑         Non-accelerated filer ☐        Smaller reporting company o
                                        (do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
As of August 8, 2011, there were 37,320,369 shares of the Registrant’s Common Stock, $0.01 par value, outstanding.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)
	July 2,	January 1,
	2011	2011

ASSETS
Current assets
Cash and cash equivalents	$3,720	$4,165
Accounts receivable, net	18,544	18,647
Inventories	28,949	29,143
Other current assets	3,176	1,609
Total current assets	54,389	53,564

Property, plant and equipment, net	19,801	21,156
Intangible assets, net	5,411	4,748
Other noncurrent assets	1,117	1,057

Total assets	$80,718	$80,525

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Line of credit	$12,897	$10,252
Accounts payable	10,045	9,733
Accrued expenses	4,760	6,624
Deferred revenue	4,752	4,643
Total current liabilities	32,454	31,252

Other long-term liabilities	67	95

Total liabilities	32,521	31,347

Stockholders' equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized, 37,311,053 and
36,942,166 shares issued and outstanding at July 2, 2011 and
January 1, 2011, respectively	373	369
Additional paid-in capital	124,364	122,664
Accumulated other comprehensive loss	(2,964)	(3,517)
Accumulated deficit	(73,576)	(70,338)
Total stockholders' equity	48,197	49,178

Total liabilities and stockholders' equity	$80,718	$80,525

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)
(Unaudited)

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Revenue
Equipment	$6,230	$4,737	$11,348	$11,130
Consumables	19,252	20,728	39,986	42,223
Service and parts	5,913	6,142	11,941	12,745
Total revenue	31,395	31,607	63,275	66,098

Cost of revenue
Equipment	6,269	5,249	11,833	11,347
Consumables	10,386	11,115	21,615	22,961
Service and parts	4,783	4,947	9,925	10,101
Total cost of revenue	21,438	21,311	43,373	44,409

Gross profit	9,957	10,296	19,902	21,689

Operating expenses
Research and development	1,110	972	2,185	2,053
Sales, marketing and customer support	5,609	5,780	10,873	11,064
General and administrative	4,135	5,055	8,452	10,132
Amortization of intangible assets	210	203	411	413
Restructuring and other charges	48	37	363	49
Total operating expenses	11,112	12,047	22,284	23,711

Operating loss	(1,155)	(1,751)	(2,382)	(2,022)
Interest and other income (expense), net	(360)	(484)	(675)	(856)

Loss from continuing operations before income taxes	(1,515)	(2,235)	(3,057)	(2,878)
Provision (benefit) for income taxes	183	(390)	181	(489)

Loss from continuing operations	(1,698)	(1,845)	(3,238)	(2,389)
Gain(loss) from discontinued operations, net of tax	-	8	-	(70)

Net loss	$(1,698)	$(1,837)	$(3,238)	$(2,459)

Loss per share - basic
Loss from continuing operations	$(0.05)	$(0.05)	$(0.09)	$(0.07)
Loss from discontinued operations	-	-	-	(0.00)
	$(0.05)	$(0.05)	$(0.09)	$(0.07)

Loss per share - diluted
Loss from continuing operations	$(0.05)	$(0.05)	$(0.09)	$(0.07)
Loss from discontinued operations	-	-	-	(0.00)
	$(0.05)	$(0.05)	$(0.09)	$(0.07)

Weighted average shares outstanding - basic and diluted	37,213	36,887	37,259	36,877

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended
	July 2,	July 3,
	2011	2010
Operating activities
Net loss	$(3,238)	$(2,459)
Add loss from discontinued operations	-	70
Loss from continuing operations	(3,238)	(2,389)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,715	2,147
Amortization of intangible assets	411	413
Provision for warranty costs	16	(60)
Provision (credit) for accounts receivable allowances	143	318
Stock compensation expense	920	1,189
Accrual for non-cash bonus plan	80	598
Loss on disposal of long-lived assets	42	-
Changes in operating assets and liabilities:
Accounts receivable	(340)	(594)
Inventories	42	(1,402)
Other current assets	(1,551)	(112)
Deferred income taxes	-	(452)
Other noncurrent assets	191	166
Accounts payable	330	1,870
Accrued expenses	(1,636)	(3,445)
Restructuring and other charges	363	49
Deferred revenue	111	(942)
Net cash used in operating activities from continuing operations	(2,401)	(2,646)

Investing activities
Purchase of property, plant and equipment	(176)	(678)
Investment in patents and other intangible assets	(1,116)	(682)
Net cash used in investing activities from continuing operations	(1,292)	(1,360)

Financing activities
Net proceeds from issuance of common stock	64	103
Payments of loan origination costs	-	(967)
Net borrowings (repayments) under line of credit agreement	2,645	(6,726)
Net cash provided by (used in) financing activities from continuing operations	2,709	(7,590)

Cash provided by discontinued operations
Operating activities	-	1,537
Investing activities	-	7,405
Net cash provided by discontinued operations	-	8,942

Effect of exchange rate changes on cash and cash equivalents	539	(797)

Net decrease in cash and cash equivalents	(445)	(3,451)
Cash and cash equivalents, beginning of period	4,165	5,843
Cash and cash equivalents, end of period	$3,720	$2,392

Supplemental disclosure of cash flow information
Cash paid for interest	$356	$525
Cash paid for income taxes	$22	$78

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 2, 2011
(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements of Presstek, Inc. and its subsidiaries (“Presstek,” the “Company,” “we” or “us”) contain all adjustments, including normal recurring adjustments, necessary to present fairly Presstek’s financial position as of July 2, 2011 and January 1, 2011, its results of operations for the three and six months ended July 2, 2011 and July 3, 2010 and its cash flows for the six months ended July 2, 2011 and July 3, 2010, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the interim reporting requirements of Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

The results of the three and six months ended July 2, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.  The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Intercompany transactions and balances have been eliminated.

The Company operates and reports on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the thirteen and twenty-six week periods ended July 2, 2011 (the “second quarter and first half of fiscal 2011” or “the six months ended July 2, 2011”) and July 3, 2010 (the “second quarter and first half of fiscal 2010” or “the six months ended July 3, 2010”).

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

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, which was filed with the SEC on March 16, 2011.  There were no significant changes to the Company’s critical accounting policies during the six months ended July 2, 2011.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 2, 2011
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

In May 2011, the FASB issued ASU 20011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in a common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. The amendments change some fair value measurement principles and disclosure requirements. The adoption of this guidance is not expected to have a material impact upon our financial position and results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Topic 220). This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of this guidance is not expected to have a material impact upon our financial position and results of operations.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 2, 2011
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

Results of operations of the discontinued business of Lasertel included in the Company’s Statements of Operations for the second quarter and first six months of 2010 consist of the following (in thousands, except per-share data):

	Three months ended	Six months ended
	July 3, 2010	July 3, 2010
Revenues from external customers	$--	$1,394
Income/(loss) from operations	42	(555)
Gain/(loss) on disposition	(34)	485
Income/(loss) before income taxes	8	(70)
Provision (benefit) for income taxes	-	-
Net income/(loss) from discontinued operations	$8	$(70)
Earnings (loss) per share	$0.00	$0.00

The Company had no assets and liabilities of the discontinued business of Lasertel at July 2, 2011 or January 1, 2011.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 2, 2011
(Unaudited)

3.  ACCOUNTS RECEIVABLE, NET

The components of accounts receivable, net of allowances, are as follows (in thousands):

	July 2, 2011	January 1, 2011

Accounts receivable	$24,307	$24,278
Less allowances	(5,763)	(5,631)
	$18,544	$18,647

4.  INVENTORIES

The components of inventories are as follows (in thousands):

	July 2, 2011	January 1, 2011

Raw materials	$3,217	$4,433
Work in process	1,240	1,170
Finished goods	24,492	23,540
	$28,949	$29,143

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 2, 2011
(Unaudited)

5.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, net, are as follows (in thousands):

	July 2, 2011	January 1, 2011

Land and improvements	$1,301	$1,301
Buildings and leasehold improvements	22,632	22,442
Production and other equipment	44,780	44,104
Office furniture and equipment	10,976	10,868
Construction in process	362	589
Total property, plant and equipment, at cost	80,051	79,304
Accumulated depreciation and amortization	(60,250)	(58,148)
Net property, plant and equipment	$19,801	$21,156

Construction in process is generally related to production equipment not yet placed into service.

The Company recorded depreciation expense of $0.9 million and $1.7 million in the second quarter and first six months of fiscal 2011 and $1.0 million and $2.1 million in the second quarter and first six months of fiscal 2010.  Under the Company’s financing arrangements (see Note 6), all property, plant and equipment is pledged as security.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 2, 2011
(Unaudited)

6.  FINANCING ARRANGEMENTS

The components of the Company’s outstanding borrowings are as follows (in thousands):

	July 2, 2011	January 1, 2011

Line of credit	$12,897	$10,252

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

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 2, 2011
(Unaudited)

Under the Credit Agreement the Company is required to provide monthly Borrowing Base Certificates to the Agent that become the basis for calculating the Credit Agreement’s Formula Amount.  The Formula Amount, capped at $25 million, represents the maximum amount of advances available to the Company at a given point in time.  The Formula Amount is normally calculated 20 days subsequent to the close of each fiscal month.  Because of the timing delay, the Agent utilizes a process that estimates the maximum amount available daily during each fiscal period.  As of July 2, 2011 and January 1, 2011 the Formula Amount was $17.9 million and $15.0 million, respectively. The Company had outstanding balances on its line of credit of $12.9 million and $10.3 million, at July 2, 2011 and January 1, 2011, respectively.  At July 2, 2011, there were $1.0 million of outstanding letters of credit, thereby reducing the amount available under the credit line, based on the Formula amount to $4.0 million. The amount available under the credit line, based on the Formula Amount, as of January 1, 2011 was $4.7 million.  The computed preliminary availability based on the daily estimation process was $1.6 million and $4.6 million as of July 2, 2011 and January 1, 2011, respectively.

Under the terms of the Credit Agreement, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions and divestitures, with certain exceptions.  The key financial covenants include a requirement for the Company to maintain (i) for the fiscal quarter ending January 1, 2011, a fixed charge coverage ratio (the ratio of “EBITDA” as defined in the Credit Agreement) to the total of (i) interest expense, plus (ii) capital expenditures of not less than 1.0 to 1.0; (ii) for each quarter ending on or after April 2, 2011, for the four fiscal quarter periods then ended, a fixed charge coverage ratio of not less than 1.0 to 1.0; and (iii) an annual limit on capital expenditures of $4.0 million in each fiscal year beginning in 2011.

As of January 1, 2011 and July 2, 2011, the Company was in compliance with all financial covenants.  The fixed charge ratio for the quarter ended January 1, 2011 was 3.5 to 1.0, in excess of the 1.0 to 1.0 minimum required ratio.  The fixed charge ratio for the quarter ended July 2, 2011 was 3.5 to 1.0, also in excess of the 1.0 to 1.0 minimum required ratio.  Additionally, since the inception of the Credit Agreement, the Company’s capital expenditures have been below the maximum levels allowed.

The weighted average interest rate on the Company’s short-term borrowings was 4.54% at July 2, 2011.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 2, 2011
(Unaudited)

7.  ACCRUED EXPENSES

The components of accrued expenses are as follows (in thousands):

	July 2, 2011	January 1, 2011

Accrued payroll and employee benefits	$1,277	$1,561
Accrued warranty	857	919
Accrued restructuring and other charges	64	225
Accrual for non-cash bonus plan	142	1,186
Accrued legal	81	83
Accrued professional fees	648	1,020
Other	1,691	1,630
	$4,760	$6,624

The Company’s 2011 and 2010 bonus plans provide for any management bonuses to be paid in the form of shares of Common Stock. For the second quarter of fiscal 2011 and fiscal 2010 the Company recorded $0.0 million and $0.3 million, respectively for its non-cash stock bonus plan. For the six months ended of fiscal 2011 and fiscal 2010 the Company recorded $0.1 million and $0.6 million respectively for its non-cash stock bonus plan.

8.  ACCRUED WARRANTY

Product warranty activity in the first six months of fiscal 2011 is as follows (in thousands):

Balance at January 1, 2011	$919
Accruals for warranties	16
Utilization of accrual for warranty costs	(78)
Balance at July 2, 2011	$857

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 2, 2011
(Unaudited)
9.  DEFERRED REVENUE

The components of deferred revenue are as follows (in thousands):

	July 2, 2011	January 1, 2011

Deferred service revenue	$4,236	$4,054
Deferred equipment revenue	516	589
	$4,752	$4,643

10.  RESTRUCTURING AND OTHER CHARGES

During the first half of fiscal 2011, the Company utilized $0.5 million of reserves related to restructuring and other charges in the United States, Canada and the United Kingdom.  The expenses incurred during the first half of fiscal 2011 are expected to be fully paid by the fourth quarter of fiscal 2012. These amounts are recorded on the restructuring and other charges line in the consolidated statements of operations.

The activity for the first six months of fiscal 2011 related to the Company’s restructuring and other charges accruals is as follows (in thousands):
	Balance January 1, 2011	Charged to expense	Utilization	Balance July 2, 2011

Severance and fringe benefits	$225	$353	$(514)	$64
Lease termination and other costs	----	10	(10)	---
	225	363	(524)	64

11.  STOCK-BASED COMPENSATION

The Company has equity incentive plans that are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee oversees and approves which employees receive grants, the number of shares or options granted and the exercise prices and other terms of the awards.

The 2003 Stock Option and Incentive Plan

The 2003 Stock Option and Incentive Plan (the “2003 Plan”) provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including those directors who are not an employee or officer of the Company, such directors being referred to as Non-Employee Directors), consultants and advisors of the Company and its subsidiaries.  A total of 2,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan.  Any future options granted under the 2003 Plan will become exercisable at such times and subject to such terms and conditions as the Board of Directors or Committee may specify at the time of each grant.  At July 2, 2011, there were 1,675,150 options outstanding under the 2003 Plan, and 22,783 shares available for future grants under this plan.  The options will expire at various dates prescribed by the individual option grants.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 2, 2011
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

2008 Omnibus Incentive Plan

On June 2, 2011 the Company’s stockholders approved the 2008 Omnibus Incentive Plan (As Amended and Restated) (the “2008 Plan”) The 2008 Plan  provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including Non-Employee Directors), consultants and advisors of the Company and its subsidiaries.  A total of 5,500,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan. Awards granted under this plan may have varying vesting and termination provisions and can have no longer than a ten-year contractual life. There were 147,306 and 734,501 options granted under this plan for the three and six months ended July 2, 2011, respectively. At July 2, 2011, there were 2,573,096 options outstanding and 2,522,820 shares available for future grants under this plan.

Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan (“ESPP”) is designed to provide eligible employees of the Company and its participating U.S. subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three-month offering period, whichever is lower. All employees of the Company or participating subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the Company’s common stock are eligible to participate in the ESPP. A total of 950,000 shares of the Company’s common stock, subject to adjustment, have been reserved for issuance under this plan. The Company issued 22,115 and 41,692 shares of common stock under its ESPP for the three and six months ended July 2, 2011, respectively. The Company issued 16,328 and 37,311 shares of common stock under its ESPP for the three and six months ended July 3, 2010, respectively. At July 2, 2011, there were 370,966 shares available for future grants under this plan.

Non-plan Options

In fiscal 2007, the Company granted 300,000 shares of restricted common stock and stock options for 1,000,000 shares of common stock to its Chairman, President and Chief Executive Officer (“CEO”) under a non-plan, non-qualified stock option agreement. The award of restricted stock vested on May 10, 2007, the effective date of the CEO’s employment agreement with the Company. The award of stock options vests 20% on the date of grant, and an additional 20% vests on each of January 1, 2008, 2009, 2010 and 2011. Each portion of the option that vests will remain exercisable for five years after the applicable vesting date. As of July 2, 2011, 1,000,000 options remain outstanding.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 2, 2011
(Unaudited)

Stock-Based Compensation

Stock-based compensation associated with stock option grants to all officers, directors, and employees is included as a component of “General and administrative expense” in the Company’s Consolidated Statements of Operations.

Stock based compensation expense for the three and six months ended July 2, 2011 and July 3, 2010 is as follows (in thousands):
	Three months ended		Six months ended
Stock option plan	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

2003 Plan*	$93	$97	$209	$194
2008 Plan	368	443	690	720
1998 Plan	1	1	2	2
ESPP	10	8	19	15
Non-plan, non-qualified	-	129	-	258
Total	$472	$678	$920	$1,189
* includes $9 thousand and $20 thousand of stock compensation expense related to repriced options for the three and six months of fiscal 2011.

As of July 2, 2011, there was $2.2 million of unrecognized compensation expense related to stock option grants. The weighted average period over which the remaining unrecognized compensation expense will be recognized is 1.1 years.

Valuation Assumptions

ESPP

The fair value of the rights to purchase shares of common stock under the Company’s ESPP was estimated on the commencement date of the offering period using the Black-Scholes valuation model with the following assumptions:
	Three months ended		Six months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Risk-free interest rate	0.03%	0.16%	0.06%	0.15%
Volatility	69.3%	54.6%	69.0%	64.6%
Expected life (in years)	0.25	0.25	0.25	0.25
Dividend yield	--	--	--	--

Based on the above assumptions, the weighted average fair values of each stock purchase right under the Company’s ESPP for the second quarter and first six months of fiscal 2011 was $0.54 and $0.55 and fiscal 2010 was $0.61 and $0.57, respectively.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 2, 2011
(Unaudited)

Plan Options

The fair value of the options to purchase common stock granted in the second quarter and first six months of fiscal 2011and fiscal 2010 under the 2008 Plan and were estimated on the respective grant dates using the Black-Scholes valuation model with the following assumptions:

	Three months ended		Six months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Risk-free interest rate	1.62%	2.00%	2.04%	2.5%
Volatility	81.13%	76.9%	79.52%	76.4%
Expected life (in years)	5.42	5.83	5.69	5.83
Dividend yield	--	--	--	--

Based on the above assumptions, the weighted average fair value of each option to purchase a share of the Company’s common stock granted in the second quarter and first six months of fiscal 2011 under the 2008 Plan was $1.08 and $1.36, respectively.

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

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 2, 2011
(Unaudited)

Stock Option Activity

Stock option activity for the six months ended July 2, 2011 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at January 1, 2011	5,354,556	$4.87	6.27 years	$200 thousand
Granted	397,990	2.09
Exercised	--	2.18
Canceled/expired	51,583	7.67
Outstanding at July 2, 2011	5,700,963	$4.65	6.07 years	$19 thousand

Exercisable at July 2, 2011	4,123,134	$5.42	5.10 years	$ 19 thousand

There were no options exercised during the three and six months ended July 2, 2011. During the three months and six months ended July 3, 2010, the total intrinsic value of stock options exercised was approximately $3 thousand and $5 thousand, respectively.

12.  INTEREST AND OTHER INCOME (EXPENSE)

The components of Interest and other income (expense), net, are as follows (in thousands):

	Three months ended		Six months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Interest income (expense)	$(281)	$(250)	$(542)	$(551)
Foreign currency gains (losses)	(151)	(291)	(282)	(348)
Other income (expense), net	72	57	149	43
	$(360)	$(484)	$(675)	$(856)

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 2, 2011
(Unaudited)

13. INCOME TAXES

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.  Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

The Company’s tax provision (benefit) was $0.2 million and ($0.4) million for the three months ended July 2, 2011 and July 3, 2010, respectively, on pre-tax loss from continuing operations of $1.5 million and $2.2 million for the respective periods.  The Company’s tax provision was $0.2 million and ($0.5) million for the six months ended July 2, 2011 and July 3, 2010, respectively, on pre-tax income (loss) from continuing operations of ($3.1) million and ($2.9) million for the respective periods.

At July 2, 2011, our deferred tax assets, net of valuation allowance, were zero.  However, if future events differ from expectations, changes in the valuation allowance may be required.  A change in the valuation allowance occurs if there is a change in management’s assessment of the amount of net deferred tax assets that is expected to be realized in the future.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 2, 2011
(Unaudited)

14.  COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss, and unrealized foreign currency translation gains and losses and all changes in equity of the Company during the period from non-owner sources.

The primary component of accumulated other comprehensive loss is unrealized gains or losses on foreign currency translation.  The components of comprehensive loss are as follows (in thousands):

	Three months ended		Six months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net loss	$(1,698)	$(1,837)	$(3,238)	$(2,459)
Unrealized foreign currency translation gains/(losses)	26	(223)	553	(1,006)
Comprehensive loss	$(1,672)	$(2,060)	$(2,685)	$(3,465)

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

The Lasertel segment was reclassified as discontinued operations in the third quarter of fiscal 2008, based on our determination to sell the segment (see Note 2). On March 5, 2010, Presstek sold the Lasertel subsidiary to SELEX.  Subsequent to the sale date, the Company has conducted business in only one industry segment, the Presstek segment.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 2, 2011
(Unaudited)

The Company’s classification of revenue from continuing operations by geographic area is determined by the location of the Company’s customer.  The following table summarizes revenue information by geographic area (in thousands):

	Three months ended		Six months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

United States	$20,840	$21,000	$40,764	$43,332
United Kingdom	2,535	2,673	5,771	7,135
All other	8,020	7,934	16,740	15,631
	$31,395	$31,607	$63,275	$66,098

The Company’s long-lived assets by geographic area are as follows (in thousands):

	July 2, 2011	January 1, 2011

United States	$25,489	$26,026
United Kingdom	454	510
Canada	386	425
	$26,329	$26,961

16.  RELATED PARTIES

The Company engages the services of Amster, Rothstein & Ebenstein, a law firm of which Board member Daniel S. Ebenstein is a partner.  Expenses incurred for services rendered by this law firm were $11,000 (including $2,000 of pass-through expenses), and $13,000 (including $3,000 of pass-through expenses) for the second quarter and first six months ended Fiscal 2011 and $32,000 (including $16,000 of pass-through expenses) and $54,000 (including $20,000 of pass-through expenses) for the second quarter and first six months of Fiscal 2010, respectively.

17.  COMMITMENTS AND CONTINGENCIES

Commitments & Contingencies

The Company has change-in-control agreements with certain of its employees that provide them with benefits should their employment with the Company be terminated other than for cause or their disability or death, or if they resign for good reason, as defined in these agreements, in connection with or within a certain period of time after the date of any change-in-control of the Company.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
July 2, 2011
(Unaudited)

From time to time the Company engages in sales of equipment that is leased by or intended to be leased by a third-party purchaser to another party. In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). Generally, the Company’s liability for these recourse agreements is limited to 9.5% of the amount outstanding. The maximum amount for which the Company was liable to the financial institutions for the shortfall payments was approximately $0.7 million at July 2, 2011 and $1.2 million at July 3, 2010.

Litigation

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

Presstek is a party to litigation that it considers routine and incidental to its business however it does not expect the results of any of these actions to have a material adverse effect on its business, results of operation or financial condition.

18.  SUBSEQUENT EVENT

In response to renewed economic weakness and its expected impact on future revenue levels, along with the desire to maintain its focus on the 75DI, the Company has initiated additional cost reductions during the third quarter that will improve its overall cash availability and help ensure the Company’s continuing compliance with the financial covenants under its Credit Agreement. The Company expects to incur special charges of approximately $0.5 million to $1.0 million during the third quarter of 2011, and expects to begin realizing the related cost savings during the fourth quarter of 2011.

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

Presstek’s business model is a capital equipment and consumables model. In this model, approximately 85% of our revenue is recurring revenue. Our model is designed so that each placement of either a DI® press or a CTP system generally results in recurring aftermarket revenue for consumables and service. We also provide consumables for use on equipment purchased by end users from other manufacturers and suppliers.

Through our various operations, we provide advanced digital print solutions through the development, manufacture, and sourcing of digital laser imaging equipment and advanced technology chemistry-free and chemistry-based printing plates, which we call consumables, for commercial and in-plant print providers targeting the growing market for high quality, fast turnaround short-run color printing. We are a leading sales and services company delivering Presstek digital solutions and solutions from other manufacturing partners through our direct sales and service force and through distribution partners worldwide.

We have developed the enabling technology for DI® digital offset presses. DI® presses are Presstek’s proprietary system by which digital images are transferred directly onto printing plates that are already mounted in a press. Our advanced DI® presses are a waterless, easy to use, high quality printing press that is fully automated and provides our users with competitive advantages over alternative print technologies. We believe that our DI® digital offset presses, in combination with our proprietary printing plates and streamlined workflow, produce a superior offset printing solution. By combining advanced digital technology with the reliability and economic advantages of offset printing, we believe our customers are better able to grow their businesses, generate higher profits and better serve the needs of their customers.

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

We have executed a major transformation in the way we go to market. In the past, we were reliant on original equipment manufacturer (“OEM”) partners to deliver our business solutions to customers. Today, more than 90% of our sales are through our own distribution channels.

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

Prior to March 5, 2010, we conducted business in two segments: the Presstek segment, and the Lasertel segment. Lasertel manufactured and developed high-powered laser diodes and related laser products. On September 24, 2008, the Board of Directors approved a plan to market the Lasertel subsidiary for sale; as a result the Company has presented the results of operations of this subsidiary within discontinued operations. On March 5, 2010, the Lasertel subsidiary was sold to SELEX as previously discussed. Commencing with the second quarter of fiscal 2010, the Company’s reports filed with the SEC reflect that the Company conducts business in one industry segment as a result of its sale of Lasertel.

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

Another method of growing the market for consumables is to develop and distribute consumables that can be imaged by non-Presstek devices (i.e.“open platform” plates). In addition to expanding the base of our DI® and CTP units, an element of our focus is to reach beyond our proprietary systems and penetrate the installed base of CTP devices in all market segments with our thermal plate offerings. The first step in executing this strategy was the launch of our Aurora Pro chemistry-free printing plate designed to be used with CTP units manufactured by other thermal CTP device manufacturers. In December 2009 we introduced Aeon, a no preheat thermal CTP plate that offers run lengths to 200,000 without baking. We continue to work with other CTP manufacturers to qualify our consumables on their systems. We believe this strategy fundamentally enhances our ability to expand and control our business.

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

General

We operate and report on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the thirteen week periods ended July 2, 2011 (the “second quarter of fiscal 2011” or “the three months ended July 2, 2011”) and July 3, 2010 (the “second quarter of fiscal 2010” or “the three months ended July 3, 2010”) and the twenty-six week periods ended July 2, 2011 (“the first six months of fiscal 2011” or the six months ended July 2, 2011” or “year to date 2011”) and July 3, 2010 (“the first six months of fiscal 2010” or the six months ended July 3, 2010” or “year to date 2010”) .

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

RESULTS OF OPERATIONS

Results of operations in dollars and as a percentage of revenue were as follows (in thousands of dollars):

	Three months ended				Six months ended
	July 2, 2011		July 3, 2010		July 2, 2011		July 3, 2010
		% of revenue		% of revenue		% of revenue		% of revenue
Revenue:
Equipment	$6,230	19.8	$4,737	15.0	$11,348	17.9	$11,130	16.8
Consumables	19,252	61.3	20,728	65.6	39,986	63.2	42,223	63.9
Service and parts	5,913	18.8	6,142	19.4	11,941	18.9	12,745	19.3
Total revenue	31,395	100.0	31,607	100.0	63,275	100.0	66,098	100.0
Cost of revenue:
Equipment	6,269	20.0	5,249	16.6	11,833	18.7	11,347	17.2
Consumables	10,386	33.1	11,115	35.1	21,615	34.2	22,961	34.7
Service and parts	4,783	15.2	4,947	15.7	9,925	15.7	10,101	15.3
Total cost of revenue	21,438	68.3	21,311	67.4	43,373	68.5	44,409	67.2
Gross profit	9,957	31.7	10,296	32.6	19,902	31.5	21,689	32.8

Operating expenses:
Research and development	1,110	3.5	972	3.1	2,185	3.5	2,053	3.1
Sales, marketing and customer support	5,609	17.9	5,780	18.3	10,873	17.2	11,064	16.8
General and administrative	4,135	13.2	5,055	16.0	8,452	13.4	10,132	15.3
Amortization of intangible assets	210	0.7	203	0.6	411	0.6	413	0.6
Restructuring and other charges	48	0.2	37	0.1	363	0.6	49	0.1
Total operating expenses	11,112	35.4	12,047	38.1	22,284	35.2	23,711	35.9
Operating loss	(1,155)	(3.7)	(1,751)	(5.5)	(2,382)	(3.8)	(2,022)	(3.1)
Interest and other income (expense), net	(360)	(1.1)	(484)	(1.6)	(675)	(1.1)	(856)	(1.3)
L Loss from continuing operations before income taxes	(1,515)	(4.8)	(2,235)	(7.1)	(3,057)	(4.8)	(2,878)	(4.4)
Provision(benefit) for income taxes	183	0.6	(390)	(1.2)	181	0.3	(489)	(0.7)
Loss from continuing operations	(1,698)	(5.4)	(1,845)	(5.8)	(3,238)	(5.1)	(2,389)	(3.6)
Gain(loss) from discontinued operations, net of tax	-	-	8	-	-	-	(70)	(0.1)
Net loss	$(1,698)	(5.4)	$(1,837)	(5.8)	$(3,238)	(5.1)	$(2,459)	(3.7)

Three and six months ended July 2, 2011 compared to the three and six months ended July 3, 2010

Revenue

Consolidated revenue was $31.4 million and $63.3 million, respectively, for the second quarter and the first six months of 2011, a reduction of $0.2 million from the 2010 second quarter and $2.8 million from the first six months of 2010.  The revenue declines in both periods were caused by decreases in consumables and service revenues partially offset by increases in equipment revenue.

Equipment revenue was $6.2 million and $11.3 million in the second quarter and first six months of 2011, respectively, compared to $4.7 million and $11.1 million in the same prior year periods.  Equipment sales continue to be impacted by unfavorable economic conditions resulting in some reluctance by small to mid-size customers in our North American market to make capital equipment purchases, and financing remains difficult to obtain.  Gross revenue of “growth” portfolio DI® presses and peripherals increased to $5.2 million in the current year second quarter from $2.7 million in the second quarter of 2010.  For the first six months of 2011 DI® equipment revenue increased to $9.4 million from $7.5 million in the prior year period.  DI press revenues have benefited from the sale of one 75DI press in each of the first two quarters of 2011.  Gross revenue of our remaining “growth” portfolio of equipment, Dimension Excel, Dimension Pro, Compass, and Vector platesetters, declined from $1.0 million in the second quarter of 2010 to $0.7 million in the current year quarter and declined from $2.0 million for the first six months of 2010 to $1.4 million for the current year period.  Equipment sales of our “traditional” line of products, defined as QMDI presses, polyester CTP platesetters, and conventional equipment, decreased from $1.2 million in the second quarter of 2010 to $0.6 million in the current year’s quarter.  Year to date gross revenue from our “traditional” line of equipment products decreased from $2.0 million in 2010 to $1.2 million in the current year period.

Consumables revenue declined from $20.7 million in the second quarter of 2010 to $19.3 million in the current year quarter and from $42.2 million for the first six months of 2010 to $40.0 million in the comparable 2011 period.  Sales of Presstek’s “growth” portfolio of consumables, defined as 52DI®, 34DI®, and thermal CTP plates, decreased by $0.6 million to $7.8 million in the current quarter from the second quarter of 2010.  Sales of our “growth” consumables decreased from $16.5 million in the first six months of 2010 to $15.5 million in the comparable current year period.  Sales of Presstek’s “growth” portfolio of DI® plates declined from $4.5 million in the second quarter of 2010 to $4.1 million in the current year period and decreased by $0.5 million to $8.2 million in the first six months of 2011 compared to the comparable 2010 period.  Sales of thermal CTP plates decreased from $4.0 million and $7.7 million in the second quarter and first six months of 2010, respectively, to $3.7 million and $7.3 million in the comparable current year periods.  Sales of Presstek’s “traditional” plate products, consisting of QMDI, other DI®, and polyester plates, declined from $7.0 million in the second quarter 2010 to $6.6 million in the current year’s quarter and from $14.8 million in the first six months of 2010 to $14.3 million in the current year period.  Sales of other “traditional” consumables products declined year-over-year from $5.2 million to $4.7 million for the quarter and from $10.8 million to $10.0 million for the six month period.

Service and parts revenue was $5.9 million in the second quarter of 2011 and $11.9 million for the first six months of 2011, reflecting decreases of $0.2 million and $0.8 million, respectively, from the prior year periods.  These reductions are due primarily to the impacts on service of the overall decrease in equipment placements and a general trend by customers to delay service calls and maintenance to save money in a difficult economy.

Cost of Revenue

Consolidated cost of product, consisting of the cost of material, labor and overhead, shipping and handling costs and warranty expenses, was $16.7 million in the second quarter of fiscal year 2011 and $33.4 million in the first six months of 2011, compared to $16.4 million and $34.3 million, respectively, in 2010.  The quarterly increase is due primarily to higher equipment revenues.  The year-to-date decrease is primarily due to lower consumables revenues as well as improved plate manufacturing productivity.

Consolidated cost of service and parts was $4.8 million in the second quarter of fiscal year 2011 and $9.9 million for the six months ended July 2, 2011, compared to $4.9 million and $10.1 million, respectively, in the same prior year periods.  These amounts represent the cost of spare parts, labor and overhead associated with the ongoing service of products.

Gross Profit

Consolidated gross profit as a percentage of total revenue was 31.7% in the second quarter of fiscal 2011 compared to 32.6% in the second quarter of fiscal 2010; and 31.5% in the first six months of 2011 compared to 32.8% for the first six months of 2010.

Gross profit as a percentage of product revenues for the second quarter of fiscal 2011 and the first six months of 2011 was 34.6% and 34.8%, respectively, compared to 35.7% for both of the comparable prior year periods.  The margin decrease is primarily due to a shift in the product revenue mix to be more heavily weighted toward equipment sales, which have a higher portion of cost related to them than do consumables, offset slightly by improved plate manufacturing productivity.

Gross profit as a percentage of service revenues decreased to 19.1% in the second quarter of fiscal 2011 and 16.9% for the first six months of 2011 from 19.5% and 20.7%, respectively, for the related 2010 periods.  These reductions are primarily due to reduced service revenues during 2011 from fewer overall equipment installations and reduced service and maintenance calls which have lowered general service productivity.

Research and Development

Research and development expenses primarily consist of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment and consumables development efforts.

Research and development expenses were $1.1 million in the second quarter of fiscal 2011 compared to $1.0 million in the second quarter of fiscal 2010; and $2.2 million for the first six months of 2011 compared to $2.1 million for the 2010 period.

Sales, Marketing and Customer Support

Sales, marketing and customer support expenses primarily consist of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs associated with sales, marketing and customer support activities.

Sales, marketing and customer support expenses decreased to $5.6 million in the second quarter of fiscal 2011 from $5.8 million in the second quarter of fiscal year 2010.  Year-to-date selling, marketing and customer support expenses declined from $11.1 million in the first six months of 2010 to $10.9 million in the comparable current year period.  The reductions in expense in both periods resulted primarily from lower trade show costs.

General and Administrative

General and administrative expenses are primarily comprised of payroll and related expenses, including stock compensation, for personnel and contracted professional services necessary to conduct our general management, finance, information systems, human resources and administrative activities.

General and administrative expenses were $4.1 million in the second quarter of fiscal 2011 compared to $5.1 million in the second quarter of fiscal 2010, a decrease of 18.2%.  Compared to the first six months of 2010 general and administrative expenses have declined by $1.7 million, or 16.6%, to $8.5 million for the comparable 2011 period.  Lower expenses in both periods resulted primarily from lower stock compensation expenses, legal fees, and bad debt expense.

Amortization of Intangible Assets

Amortization expense was $0.2 million and $0.4 million in the second quarter and first six months respectively of both fiscal 2011 and 2010.  These expenses relate to intangible assets recorded in connection with the Company’s 2004 ABDick acquisition, patents and other purchased intangible assets.

Restructuring and Other Charges

The Company had only minor restructuring and other charges in the second quarter for both fiscal 2011 and fiscal 2010.  For the first six months of 2011, the Company incurred $0.4 million of expense compared to $49 thousand in the comparable prior year period.

Interest and Other Expense, Net

Net interest and other expense was $0.4 million and $0.7 million in the second quarter and first six months of fiscal year 2011, respectively, compared to expense of $0.5 million and $0.9 million in the comparable prior year periods.  The reduction in expense is driven primarily by favorable swings in the impact of foreign currency as well as increases in other miscellaneous income.

Provision for Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.  Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

The Company’s tax provision (benefit) was $0.2 million and ($0.4) million for the three months ended July 2, 2011 and July 3, 2010, respectively, on pre-tax loss from continuing operations of $1.5 million and $2.2 million for the respective periods.  .  The Company’s tax provision was $0.2 million and ($0.5) million for the six months ended July 2, 2011 and July 3, 2010, respectively, on pre-tax income (loss) from continuing operations of ($3.1) million and ($2.9) million for the respective periods.

The Company recorded a valuation allowance of $2.7 million against UK, Canadian and German net deferred tax assets in fiscal 2010.

At July 2, 2011, our deferred tax assets, net of valuation allowance, were zero.  However, if future events differ from expectations, changes in the valuation allowance may be required.  A change in the valuation allowance occurs if there is a change in management’s assessment of the amount of net deferred tax assets that is expected to be realized in the future.

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

On March 5, 2010, Presstek sold Lasertel to SELEX Galileo Inc. (“SELEX”). The sale of Lasertel to SELEX was for $8.0 million in cash and, in addition, Presstek was able to retain approximately $2.0 million of laser diode inventory for Presstek’s future production requirements. Lasertel, as a subsidiary of SELEX, and in accordance with a supply agreement established between Lasertel and Presstek on March 5, 2010, will continue to manufacture semiconductor laser diodes for Presstek for an initial period of three years. The net cash proceeds from this sale were used to pay down debt. SELEX also assumed the current lease on the Lasertel property in Tucson, Arizona.

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

Results of operations of the discontinued business of Lasertel included in the Company’s Statements of Operations for the second quarter and first six months of 2010 consist of the following (in thousands, except per-share data):

	Three months ended	Six months ended
	July 3, 2010	July 3, 2010
Revenues from external customers	$--	$1,394
Income/(loss) from operations	42	(555)
Gain/(loss) on disposition	(34)	485
Income/(loss) before income taxes	8	(70)
Provision (benefit) for income taxes	-	-
Net income/(loss) from discontinued operations	$8	$(70)
Earnings (loss) per share	$0.00	$0.00

The Company had no assets and liabilities of the discontinued business of Lasertel at July 2, 2011 or January 1, 2011.

Liquidity and Capital Resources

We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings. At July 2, 2011, we had $3.7 million of cash and cash equivalents and $21.9 million of working capital, compared to $2.4 million of cash and cash equivalents and $24.7 million of working capital at July 3, 2010.

Continuing Operations

Our operating activities used $2.4 million of cash in the six months ended July 2, 2011. Cash used by operating activities came from a net loss of $3.2 million offset by positive adjustments of $3.3 million for non-cash charges included in net loss (including depreciation, amortization, provisions for warranty costs, accounts receivable allowances, stock compensation expense and non-cash bonus expense) and a $2.5 million negative impact on cash due to changes in operating assets and liabilities.  The negative impact on cash related to operating assets and liabilities was, in large part, due to a decrease of $1.6 million in accrued expenses and an increase of $1.6 million in other current assets partially offset by an increase of $0.3 in accounts payable and an increase of $0.3 in accounts receivable. The decrease in accrued expenses was related to non-cash bonuses being awarded and the increase in other current assets was driven by pre-payment of certain annual operating expenses in the normal course of business.

Our investing activities used $1.3 million of net cash in the first six months ended July 2, 2011 primarily for additions to developed technology costs and additions to property, plant and equipment. The addition to developed technology relate to the design and prototyping of our new 75DI® digital offset press. The additions to property, plant and equipment relate primarily to equipment provided to our CTP plate customers.

Our financing activities provided $2.7 million of cash in the six months ended July 2, 2011, consisting primarily of $2.6 million of cash borrowings under our lines of credit.

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

Under the Credit Agreement the Company is required to provide monthly Borrowing Base Certificates to the Agent that become the basis for calculating the Credit Agreement’s Formula Amount.  The Formula Amount, capped at $25 million, represents the maximum amount of advances available to the Company at a given point in time.  The Formula Amount is normally calculated 20 days subsequent to the close of each fiscal month.  Because of the timing delay, the Agent utilizes a process that estimates the maximum amount available daily during each fiscal period.  As of July 2, 2011 and January 1, 2011 the Formula Amount was $17.9 and  $15.0 million, respectively. The Company had outstanding balances on its line of credit of $12.9 million and $10.3 million, at July 2, 2011 and January 1, 2011, respectively.  At July 2, 2011, there were $1.0 million of outstanding letters of credit, thereby reducing the amount available under the credit line, based on the Formula amount to $4.0 million. The amount available under the credit line, based on the Formula Amount, as of January 1, 2011 was $4.7 million. The computed preliminary availability based on the daily estimation process was $1.6 million and $4.6 million as of July 2, 2011 and January 1, 2011, respectively.

Under the terms of the Credit Agreement, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions and divestitures, with certain exceptions.  The key financial covenants include a requirement for the Company to maintain (i) for the fiscal quarter ending January 1, 2011, a fixed charge coverage ratio ( the ratio of  “EBITDA” (as defined in the Credit Agreement) to the total of (i) interest expense, plus (ii) capital expenditures) of not less than 1.0 to 1.0; (ii) for each quarter ending on or after April 2, 2011, for the four fiscal quarter periods then ended, a fixed charge coverage ratio of not less than 1.0 to 1.0; and (iii) an annual limit on capital expenditures of $4.0 million in each fiscal year beginning in 2011.

 As of January 1, 2011 and July 2, 2011, the Company was in compliance with all financial covenants.  The fixed charge ratio for the quarter ended January 1, 2011 was 3.5 to 1.0, in excess of the 1.0 to 1.0 minimum required ratio.  The fixed charge ratio for the quarter ended July 2, 2011 was 3.5 to 1.0, also in excess of the 1.0 to 1.0 minimum required ratio.  Additionally, since the inception of the Credit Agreement, the Company’s capital expenditures have been below the maximum levels allowed.

Our liquidity is dependent on availability under our current Credit Agreement.  This availability is a function of both our cash generated by operations and our borrowing base availability (primarily an amount based on eligible inventories and accounts receivable less advances and stand-by letters of credit) and compliance with our debt covenants.  A reduction in sales activity has a corresponding effect on cash receipts and availability under the Revolver. The Company has indicated that it expects third quarter 2011 revenue to show some softness in comparison to the second quarter results, as well as a corresponding increase in its debt levels. This is due to its continued investment in the 75DI program as well as revenue softness. It is expected that this will lead to a decline in cash receipts and availability under the Revolver.  The Company is proactively addressing this issue by initiating cost reduction actions that will improve the Company’s overall cash availability and help ensure the Company’s continuing compliance with the financial covenants under the Credit Agreement referred to above.  In addition, the Company has obtained a commitment from PNC to modify the Credit Agreement in order to increase availability under the Revolver and to help ensure the Company’s continuing compliance with the terms of the Credit Agreement.  The Company has additional resources available to it in order to improve its liquidity, in the event that it was necessary.  The Company could issue additional equity under the Company’s Shelf Registration Statement; the Company could enter into a sale-leaseback transaction with respect to the Company’s office and manufacturing facility in Hudson, New Hampshire; and the Company could seek to obtain additional debt financing, although there can be no assurance that the Company will be successful in raising such funds.  Based upon all of these factors, management believes there will be adequate availability and compliance with debt covenants throughout the next four fiscal quarters.  However, a further and more significant decline in operating results could have a negative impact and may require management to scale back on capital expenditures and/or other operating activities.

The weighted average interest rate on the Company’s short-term borrowings was 4.54% at July 2, 2011.

Commitments and Contingencies

The Company has change-in-control agreements with certain of its employees that provide them with benefits should their employment with the Company be terminated other than for cause or their disability or death, or if they resign for good reason, as defined in these agreements, in connection with or within a certain period of time after the date of any change-in-control of the Company.

From time to time the Company engages in sales of equipment that is leased by or intended to be leased by a third-party purchaser to another party. In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). Generally, the Company’s liability for these recourse agreements is limited to 9.5% of the amount outstanding. The maximum amount for which the Company was liable to the financial institutions for the shortfall payments was approximately $0.7 million at July 2, 2011 and $1.2 million at July 3, 2010.

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

Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors that could cause or contribute to such differences include:

•	market acceptance of and demand for our products and resulting revenues;

•	our ability to meet our stated financial objectives;

•	our dependency on our strategic partners, both on manufacturing and distribution;

•	the introduction of competitive products into the marketplace;

•	shortages of critical or sole-source component supplies;

•	the availability and quality of laser diodes;

•	the performance and market acceptance of our recently-introduced products, and our ability to invest in new product development;

•	manufacturing constraints or difficulties (as well as manufacturing difficulties experienced by our sub-manufacturing partners and their capacity constraints);

•	the impact of general market factors in the print industry in general;

•	current or worsening liquidity contraction impacts upon us and our customers;

•	our ability to comply with the terms of our credit facilities;

•	current or worsening capital and credit market conditions and their potentially adverse effects on our access to capital, cost of capital and business operations; and

•	current or worsening economic conditions and their potentially adverse effects on the Company’s business and results of operations.

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

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended January 1, 2011 which was filed with the SEC on March 16, 2011.  There were no significant changes to the Company’s critical accounting policies in the six months ended July 2, 2011.

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

In May 2011, the FASB issued ASU 20011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. The amendments change some fair value measurement principles and disclosure requirements. The adoption of this guidance is not expected to have a material impact upon our financial position and results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Topic 220). This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of this guidance is not expected to have a material impact upon our financial position and results of operations.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.  At July 2, 2011, we were not involved in any unconsolidated SPE transactions.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as the end of the period covered by this quarterly report.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective as at end of the period covered by this quarterly report.

 Changes in Internal Control over Financial Reporting

During the second quarter and first six months of fiscal 2011, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Amendment No. 1 to Revolving Credit and Security Agreement between Presstek, Inc. and PNC Bank, National Association (as Agent and Lender)
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

PRESSTEK, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRESSTEK, INC. (Registrant)
Date: August 15, 2011	/s/ Jeffrey A. Cook
Jeffrey A. Cook Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PRESSTEK, INC.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Amendment No. 1 to Revolving Credit and Security Agreement between Presstek, Inc. and PNC Bank, National Association (as Agent and Lender)
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.