Form 10-Q
period 2011-10-01
PRESSTEK INC /DE/
filed 2011-11-15
CIK 846876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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
Yes ☐    No ☑
As of November 10, 2011, there were 37,374,872 shares of the Registrant’s Common Stock, $0.01 par value, outstanding.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)
	October 1,	January 1,
	2011	2011

ASSETS
Current assets
Cash and cash equivalents	$3,293	$4,165
Accounts receivable, net	15,808	18,647
Inventories	27,382	29,143
Other current assets	2,563	1,609
Total current assets	49,046	53,564

Property, plant and equipment, net	19,191	21,156
Intangible assets, net	5,158	4,748
Other noncurrent assets	1,021	1,057

Total assets	$74,416	$80,525

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Line of credit	$13,130	$10,252
Accounts payable	8,345	9,733
Accrued expenses	4,964	6,624
Deferred revenue	5,128	4,643
Total current liabilities	31,567	31,252

Other long-term liabilities	50	95

Total liabilities	31,617	31,347

Stockholders' equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized, 37,343,286 and
36,942,166 shares issued and outstanding at October 1, 2011 and
January 1, 2011, respectively	373	369
Additional paid-in capital	124,761	122,664
Accumulated other comprehensive loss	(3,344)	(3,517)
Accumulated deficit	(78,991)	(70,338)
Total stockholders' equity	42,799	49,178

Total liabilities and stockholders' equity	$74,416	$80,525

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)
(Unaudited)

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Revenue
Equipment	$3,396	$4,760	$14,744	$15,890
Consumables	18,214	20,584	58,201	62,807
Service and parts	5,290	6,070	17,231	18,815
Total revenue	26,900	31,414	90,176	97,512

Cost of revenue
Equipment	4,422	4,965	16,254	16,312
Consumables	11,078	11,127	32,693	34,088
Service and parts	4,115	5,016	14,040	15,117
Total cost of revenue	19,615	21,108	62,987	65,517

Gross profit	7,285	10,306	27,189	31,995

Operating expenses
Research and development	1,194	1,154	3,379	3,207
Sales, marketing and customer support	5,028	5,302	15,901	16,366
General and administrative	5,063	4,580	13,517	14,712
Amortization of intangible assets	256	204	667	617
Restructuring and other charges	413	412	777	461
Total operating expenses	11,954	11,652	34,241	35,363

Operating loss	(4,669)	(1,346)	(7,052)	(3,368)
Interest and other income (expense), net	(696)	8	(1,370)	(848)

Loss from continuing operations before income taxes	(5,365)	(1,338)	(8,422)	(4,216)
Provision (benefit) for income taxes	50	158	231	(331)

Loss from continuing operations	(5,415)	(1,496)	(8,653)	(3,885)
Loss from discontinued operations, net of tax	-	-	-	(70)

Net loss	$(5,415)	$(1,496)	$(8,653)	$(3,955)

Loss per share - basic and diluted	$(0.15)	$(0.04)	$(0.23)	$(0.11)

Weighed average shares outstanding - basic and diluted	37,229	36,908	37,274	36,887

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	October 1,	October 2,
	2011	2010
Operating activities
Net loss	$(8,653)	$(3,955)
Add loss from discontinued operations	-	70
Loss from continuing operations	(8,653)	(3,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,971	3,426
Amortization of intangible assets	667	617
Provision for warranty costs	-	(55)
Provision for accounts receivable allowances	1,840	607
Stock compensation expense	1,304	1,908
Accrual for non-cash bonus plan	-	598
Loss on disposal of long-lived assets	69	-
Changes in operating assets and liabilities:
Accounts receivable	727	(388)
Inventories	1,007	(1,328)
Other current assets	(951)	(309)
Deferred income taxes	-	(338)
Other noncurrent assets	287	248
Accounts payable	(1,389)	837
Accrued expenses	(1,761)	(2,141)
Restructuring and other charges	777	461
Deferred revenue	484	(973)
Net cash used in operating activities from continuing operations	(2,621)	(715)

Investing activities
Purchase of property, plant and equipment	(250)	(802)
Investment in patents and other intangible assets	(1,146)	(943)
Net cash used in investing activities from continuing operations	(1,396)	(1,745)

Financing activities
Net proceeds from issuance of common stock	77	143
Payments of loan origination costs	-	(973)
Net borrowings (repayments) under line of credit agreement	2,878	(8,486)
Net cash provided by (used in) financing activities from continuing operations	2,955	(9,316)

Cash provided by discontinued operations
Operating activities	-	1,452
Investing activities	-	7,372
Net cash provided by discontinued operations	-	8,824

Effect of exchange rate changes on cash and cash equivalents	190	(342)

Net decrease in cash and cash equivalents	(872)	(3,294)
Cash and cash equivalents, beginning of period	4,165	5,843
Cash and cash equivalents, end of period	$3,293	$2,549

Supplemental disclosure of cash flow information
Cash paid for interest	$559	$697
Cash paid for income taxes	$22	$32

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 1, 2011
(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements of Presstek, Inc. and its subsidiaries (“Presstek,” the “Company,” “we” or “us”) contain all adjustments, including normal recurring adjustments, necessary to present fairly Presstek’s financial position as of October 1, 2011 and January 1, 2011, its results of operations for the three and nine months ended October 1, 2011 and October 2, 2010 and its cash flows for the nine months ended October 1, 2011 and October 2, 2010, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the interim reporting requirements of Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Certain reclassifications were made to prior years' amounts to conform to the 2011 presentation.

The results of the three and nine months ended October 1, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011.  The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Intercompany transactions and balances have been eliminated.

The Company operates and reports on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the thirteen and thirty-nine week periods ended October 1, 2011 (the “third quarter and first nine months of fiscal 2011” or “the nine months ended October 1, 2011”) and October 2, 2010 (the “third quarter and first nine months of fiscal 2010” or “the nine months ended October 2, 2010”).

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

Long-Lived Assets

Our management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long lived assets over their remaining lives can be recovered through projected undiscounted future cash flows.  The amount of long-lived asset impairment if any, is measured based on fair value and is charged to operations in the period in which long-lived assets impairment is determined by management. Due to the decline in the market value of the Company’s common stock, we tested our long-lived assets for impairment at the end of the third quarter of 2011. Our projected future undiscounted cash flows exceeded the carrying value of long-lived assets. Accordingly, no impairment was indicated or recorded. There can be no assurance that market conditions will not change or demand for our services will continue, which could result in impairment of long-lived assets in the future.

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, which was filed with the SEC on March 16, 2011.  There were no significant changes to the Company’s critical accounting policies during the nine months ended October 1, 2011.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 1, 2011
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
October 1, 2011
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

On March 5, 2010, Presstek sold Lasertel to SELEX Galileo Inc. (“SELEX”). The sale of Lasertel to SELEX was for $8.0 million in cash and, in addition, Presstek was able to retain approximately $2.0 million of laser diodes inventory for Presstek’s future production requirements. Lasertel, as a subsidiary of SELEX, and in accordance with a supply agreement established between Lasertel and Presstek on March 5, 2010, continues to manufacture semiconductor laser diodes for Presstek for an initial period of three years. The net cash proceeds from this sale were used to pay down debt. SELEX also assumed the current lease on the Lasertel property in Tucson, Arizona.

Lasertel incurred an operating loss of $0.6 million during the first quarter of fiscal 2010 prior to the sale date.  Presstek recorded a minor adjustment in the second quarter of fiscal 2010.  Presstek recorded a gain on the disposition of Lasertel of $0.5 million during the nine months ended October 1, 2010, bringing the aggregate loss from discontinued operations for the first nine months of fiscal 2010 to approximately $0.1 million.

Results of operations of the discontinued business of Lasertel included in the Company’s Statements of Operations for the first nine months of 2010 consist of the following (in thousands, except per-share data):

	Three months ended	Nine months ended
	October 2, 2010	October 2, 2010
Revenues from external customers	$-	$1,394
Loss from operations	-	(555)
Gain on disposition	-	485
Loss before income taxes	-	(70)
Provision (benefit) for income taxes	-	-
Net loss from discontinued operations	$-	$(70)
Earnings (loss) per share	$0.00	$0.00

The Company had no assets and liabilities of the discontinued business of Lasertel at October 1, 2011 or January 1, 2011.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 1, 2011
(Unaudited)

3.  ACCOUNTS RECEIVABLE, NET

The components of accounts receivable, net of allowances, are as follows (in thousands):

	October 1, 2011	January 1, 2011

Accounts receivable	$22,717	$24,278
Less allowances	(6,909)	(5,631)
	$15,808	$18,647

4.  INVENTORIES

The components of inventories are as follows (in thousands):

	October 1, 2011	January 1, 2011

Raw materials	$3,376	$4,433
Work in process	1,030	1,170
Finished goods	22,976	23,540
	$27,382	$29,143

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 1, 2011
(Unaudited)

5.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, net, are as follows (in thousands):

	October 1, 2011	January 1, 2011

Land and improvements	$1,301	$1,301
Buildings and leasehold improvements	22,623	22,442
Production and other equipment	44,802	44,104
Office furniture and equipment	11,016	10,868
Construction in process	348	589
Total property, plant and equipment, at cost	80,090	79,304
Accumulated depreciation and amortization	(60,899)	(58,148)
Net property, plant and equipment	$19,191	$21,156

Construction in process is generally related to production equipment not yet placed into service.

The Company recorded depreciation expense of $1.3 million and $3.0 million in the third quarter and first nine months of fiscal 2011 and $1.1 million and $3.4 million in the third quarter and first nine months of fiscal 2010.  Under the Company’s financing arrangements (see Note 6), all property, plant and equipment is pledged as security.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 1, 2011
(Unaudited)

6.  FINANCING ARRANGEMENTS

The components of the Company’s outstanding borrowings are as follows (in thousands):

	October 1, 2011	January 1, 2011

Line of credit	$13,130	$10,252

The primary sources of the Company’s liquidity are (i) cash generated by the Company’s operations and (ii) a $25 million Revolving Credit and Security Agreement with a term that expires on March 5, 2013 (“Credit Agreement”). The Company utilizes its sources of liquidity to fund current operations and make capital and other investments in support of the business.

On March 5, 2010, the Company entered into the Credit Agreement among the Company and PNC Bank, National Association (“PNC”), as Lender and as administrative agent for Lenders (PNC, in such agency capacity, the “Agent”). The Credit Agreement, which matures on March 5, 2013, provides for funding of up to $25.0 million through a revolving credit facility (the “Revolver”).  Borrowing availability under the Revolver is determined based on a percentage of eligible accounts receivable and inventory of the Company and certain of its subsidiaries.  The Company may terminate the Credit Agreement at any time prior to the maturity date upon thirty (30) days’ prior written notice and upon payment in full of all outstanding obligations under the Credit Agreement.  If the Company terminates the Credit Agreement at any time prior to the end of the term the Company must pay an early termination fee as specified in the Credit Agreement.  The Credit Agreement requires the Company to prepay a portion of borrowings under the Credit Agreement out of the proceeds of certain dispositions of property.

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

Under the Credit Agreement the Company is required to provide monthly Borrowing Base Certificates to the Agent that become the basis for calculating the Credit Agreement’s Formula Amount.  The Formula Amount, capped at $25 million, represents the maximum amount of advances available to the Company at a given point in time.  The Formula Amount is normally calculated 20 days subsequent to the close of each fiscal month.  Because of the timing delay, the Agent utilizes a process that estimates the maximum amount available daily during each fiscal period.  As of October 1, 2011 and January 1, 2011 the Formula Amount was $18.1 and $15.0 million, respectively. The Company had outstanding balances on its line of credit of $13.1 million and $10.3 million, at October 1, 2011 and January 1, 2011, respectively.  At October 1, 2011, there were $1.0 million of outstanding letters of credit, thereby reducing the amount available under the credit line, based on the Formula amount, to $4.0 million. The amount

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 1, 2011
(Unaudited)

available under the credit line, based on the Formula Amount, as of January 1, 2011 was $4.7 million. The computed preliminary availability based on the daily estimation process was $2.0 million and $4.6 million as of October 1, 2011 and January 1, 2011, respectively.

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

On August 24, 2011, the Company entered into a Second Amendment (the “Amendment”) to the Credit Agreement. The Amendment modified the Credit Agreement as follows: (a) the Availability Block (as defined in the Credit Agreement) of $2,000,000 was eliminated until the earlier of January 31, 2012 or the date of the completion of a sale-leaseback transaction for the Company’s real property located in Hudson, New Hampshire (the “Sale-Leaseback Transaction”);  (b) the definitions of “EBITDA” and “Restructuring Charges” were amended to provide for add-backs for (i) restructuring charges for the fiscal year ending December 31, 2011 of up to $1,400,000 and (ii) marketing expenses for the Company’s 75DI printing press of up to $1,500,000 incurred through the fiscal quarter ending on or about June 30, 2012; (c) the early termination fee due in the event obligations are prepaid in full prior to the end of the Term (March 5, 2013) was increased from (x)$500,000 if prepaid prior to March 5, 2012 and $125,000 if prepaid prior to the date that was 30 days prior to the last day of the Term to (y) $750,000 at all times prior to the last day of the Term; and (d)  an additional fee in the amount of $100,000 will be due to the Lender in the event that a Sale-Leaseback Transaction is not completed by November 30, 2011; it is anticipated that a Sale-Leaseback Transaction will not be completed by November 30, 2011 and that this fee will become payable to the Lender.

As of January 1, 2011 and October 1, 2011, the Company was in compliance with all financial covenants.  The fixed charge coverage ratio for the quarter ended January 1, 2011 was 3.5 to 1.0, in excess of the 1.0 to 1.0 minimum required ratio.  The fixed charge coverage ratio for the quarter ended October 1, 2011 was 3.0 to 1.0, also in excess of the 1.0 to 1.0 minimum required ratio.  Additionally, since the inception of the Credit Agreement, the Company’s capital expenditures have been below the maximum levels allowed.

The weighted average interest rate on the Company’s short-term borrowings was 4.50% at October 1, 2011.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 1, 2011
(Unaudited)

7.  ACCRUED EXPENSES

The components of accrued expenses are as follows (in thousands):

	October 1, 2011	January 1, 2011

Accrued payroll and employee benefits	$1,556	$1,561
Accrued warranty	797	919
Accrued restructuring and other charges	296	225
Accrual for non-cash bonus plan	-	1,186
Accrued legal	31	83
Accrued professional fees	715	1,020
Other	1,569	1,630
	$4,964	$6,624

The Company’s 2010 bonus plans provided for any management bonuses to be paid in the form of shares of Common Stock.  The Company had an accrued expense related to its non-cash bonus plan of $598,000 for the first nine months of fiscal 2010.  There is no comparable accrual recorded for the first nine months of 2011.

8.  ACCRUED WARRANTY

Product warranty activity in the first nine months of fiscal 2011 is as follows (in thousands):

Balance at January 1, 2011	$919
Accruals for warranties	-
Utilization of accrual for warranty costs	(122)
Balance at October 1, 2011	$797

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 1, 2011
(Unaudited)
9.  DEFERRED REVENUE

The components of deferred revenue are as follows (in thousands):

	October 1, 2011	January 1, 2011

Deferred service revenue	$4,717	$4,054
Deferred equipment revenue	411	589
	$5,128	$4,643

10.  RESTRUCTURING AND OTHER CHARGES

During the first nine months of fiscal 2011, the Company utilized $0.7 million of reserves related to restructuring and other charges in the United States, Canada and the United Kingdom.  The expenses incurred during the first nine months of fiscal 2011 are expected to be fully paid by the fourth quarter of fiscal 2012. These amounts are recorded on the restructuring and other charges line in the consolidated statements of operations.

The activity for the first nine months of fiscal 2011 related to the Company’s restructuring and other charges accruals is as follows (in thousands):
	Balance January 1, 2011	Charged to expense	Utilization	Balance October 1, 2011

Severance and fringe benefits	$225	$767	$(696)	$296
Lease termination and other costs	-	10	(10)	-
	225	777	(706)	296

11.  STOCK-BASED COMPENSATION

The Company has equity incentive plans that are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee oversees and approves which employees receive grants, the number of shares or options granted and the exercise prices and other terms of the awards.

The 2003 Stock Option and Incentive Plan

The 2003 Stock Option and Incentive Plan (the “2003 Plan”) provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including those directors who are not an employee or officer of the Company, such directors being referred to as Non-Employee Directors), consultants and advisors of the Company and its subsidiaries.  A total of 2,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan.  Any future options granted under the 2003 Plan will become exercisable at such times and subject to such terms and conditions as the Board of Directors or Committee may specify at the time of each grant.  At October 1, 2011, there were 1,885,567 options outstanding under the 2003 Plan, and 29,033 shares available for future grants under this plan.  The options will expire at various dates prescribed by the individual option grants.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 1, 2011
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

2008 Omnibus Incentive Plan

On June 2, 2011 the Company’s stockholders approved the 2008 Omnibus Incentive Plan (As Amended and Restated) (the “2008 Plan”). The 2008 Plan  provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including Non-Employee Directors), consultants and advisors of the Company and its subsidiaries.  A total of 5,500,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan. Awards granted under this plan may have varying vesting and termination provisions and can have no longer than a ten-year contractual life. There were 10,000 and 407,990 options granted under this plan for the three and nine months ended October 1, 2011, respectively. At October 1, 2011, there were 2,530,264 options outstanding and 2,565,652 shares available for future grants under this plan. In addition 336,511shares were issued out of the 2008 Plan for the Company’s 2010 Stock Bonus Plans (See Note 7).

Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan (“ESPP”) is designed to provide eligible employees of the Company and its participating U.S. subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three-month offering period, whichever is lower. All employees of the Company or participating subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the Company’s common stock are eligible to participate in the ESPP. A total of 950,000 shares of the Company’s common stock, subject to adjustment, have been reserved for issuance under this plan. The Company issued 22,917 and 64,609 shares of common stock under its ESPP for the three and nine months ended October 1, 2011, respectively. The Company issued 23,039 and 60,350 shares of common stock under its ESPP for the three and nine months ended October 2, 2010, respectively. At October 1, 2011, there were 348,049 shares available for future grants under this plan.

Non-plan Options

In fiscal 2007, the Company granted 300,000 shares of restricted common stock and stock options for 1,000,000 shares of common stock to its Chairman, President and Chief Executive Officer (“CEO”) under a non-plan, non-qualified stock option agreement. The award of restricted stock vested on May 10, 2007, the effective date of the CEO’s employment agreement with the Company. The award of stock options vests 20% on the date of grant, and an additional 20% vests on each of January 1, 2008, 2009, 2010 and 2011. Each portion of the option that vests will remain exercisable for five years after the applicable vesting date. As of October 1, 2011, 1,000,000 options remain outstanding.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 1, 2011
(Unaudited)

Stock-Based Compensation

Stock-based compensation associated with stock option grants to all officers, directors, and employees is included as a component of “General and administrative expense” in the Company’s Consolidated Statements of Operations.

Stock based compensation expense for the three and nine months ended October 1, 2011 and October 2, 2010 is as follows (in thousands):
	Three months ended		Nine months ended
Stock option plan	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

2003 Plan	$82	$341	$292	$535
2008 Plan	307	242	997	962
1998 Plan	1	-	2	2
ESPP	(6)	7	13	22
Non-plan, non-qualified	-	129	-	387
Total	$384	$719	$1,304	$1,908

As of October 1, 2011, there was $1.3 million of unrecognized compensation expense related to stock option grants. The weighted average period over which the remaining unrecognized compensation expense will be recognized is 1.5 years.

Valuation Assumptions

ESPP

The fair value of the rights to purchase shares of common stock under the Company’s ESPP was estimated on the commencement date of the offering period using the Black-Scholes valuation model with the following assumptions:
	Three months ended		Nine months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Risk-free interest rate	0.02%	0.16%	0.05%	0.16%
Volatility	102.2%	82.3%	80.7%	71.4%
Expected life (in years)	0.25	0.25	0.25	0.25
Dividend yield	--	--	--	--

Based on the above assumptions, the weighted average fair values of each stock purchase right under the Company’s ESPP for the third quarter and first nine months of fiscal 2011 was $0.18 and $0.42 and for the third quarter and first nine months of fiscal 2010 was $0.49 and $0.54, respectively.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 1, 2011
(Unaudited)

Plan Options

The fair value of the options to purchase common stock granted in the third quarter and first nine months of fiscal 2011and fiscal 2010 under the 2008 Plan and were estimated on the respective grant dates using the Black-Scholes valuation model with the following assumptions:

	Three months ended		Nine months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Risk-free interest rate	1.02%	1.26%	2.01%	2.34%
Volatility	83.7%	77.6%	79.6%	76.6%
Expected life (in years)	5.42	5.83	5.68	5.83
Dividend yield	-	-	-	-

Based on the above assumptions, the weighted average fair value of each option to purchase a share of the Company’s common stock granted in the third quarter and first nine months of fiscal 2011 under the 2008 Plan was $1.11 and $1.35, respectively.   The weighted average fair value of each option to purchase a share of the Company’s common stock granted in the third quarter and first nine months of fiscal 2010 under the 2008 Plan was $1.48 and $1.70, respectively.

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

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 1, 2011
(Unaudited)

Stock Option Activity

Stock option activity for the nine months ended October 1, 2011 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at January 1, 2011	5,354,556	$4.87	6.27 years	$200 thousand
Granted	407,990
Exercised	-
Canceled/expired	150,790
Outstanding at October 1, 2011	5,611,756	$4.62	5.82 years	$-

Exercisable at October 1, 2011	4,328,554	$5.30	5.02 years	$-

There were no options exercised during the three and nine months ended October 1, 2011. During the nine months  ended October 2, 2010, the total intrinsic value of stock options exercised was approximately $5 thousand.

12.  INTEREST AND OTHER INCOME (EXPENSE)

The components of Interest and other income (expense), net, are as follows (in thousands):

	Three months ended		Nine months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Interest income (expense), net	$(294)	$(248)	$(835)	$(799)
Foreign currency gains (losses)	(394)	264	(676)	(83)
Other income (expense), net	(8)	(8)	141	34
	$(696)	$8	$(1,370)	$(848)

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 1, 2011
(Unaudited)

13. INCOME TAXES

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.  Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. Our effective tax rate differs from the statutory rate due to valuation allowances placed on tax benefits derived from operating losses.

At October 1, 2011, our deferred tax assets, net of valuation allowance, were zero.  However, if future events differ from expectations, changes in the valuation allowance may be required.  A change in the valuation allowance occurs if there is a change in management’s assessment of the amount of net deferred tax assets that is expected to be realized in the future.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 1, 2011
(Unaudited)

14.  COMPREHENSIVE INCOME (LOSS)

Comprehensive loss is comprised of net income (loss), and unrealized foreign currency translation gains and losses and all changes in equity of the Company during the period from non-owner sources.

The primary component of accumulated other comprehensive income (loss) is unrealized gains or losses on foreign currency translation.  The components of comprehensive income (loss) are as follows (in thousands):

	Three months ended		Nine months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net loss	$(5,417)	$(1,496)	$(8,653)	$(3,955)
Unrealized foreign currency translation gains/(losses)	(380)	1,698	173	692
Comprehensive income/(loss)	$(5,797)	$202	$(8,480)	$(3,263)

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
October 1, 2011
(Unaudited)

The Company’s classification of revenue from continuing operations by geographic area is determined by the location of the Company’s customer.  The following table summarizes revenue information by geographic area (in thousands):

	Three months ended		Nine months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

United States	$16,978	$20,672	$57,742	$64,004
United Kingdom	2,560	3,680	8,331	10,815
All other	7,362	7,062	24,103	22,693
	$26,900	$31,414	$90,176	$97,512

The Company’s long-lived assets by geographic area are as follows (in thousands):

	October 1, 2011	January 1, 2011

United States	$24,652	$26,026
United Kingdom	390	510
Canada	328	425
	$25,370	$26,961

16.  RELATED PARTIES

The Company engages the services of Amster, Rothstein & Ebenstein, a law firm of which Board member Daniel S. Ebenstein is a partner.  Expenses incurred for services rendered by this law firm were $5,000 (including $2,000 of pass-through expenses), and $18,000 (including $5,000 of pass-through expenses) for the third quarter and first nine months ended Fiscal 2011 and $45,000 (including $20,000 of pass-through expenses) and $99,000 (including $41,000 of pass-through expenses) for the third quarter and first nine months of Fiscal 2010, respectively.

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

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
October 1, 2011
(Unaudited)

From time to time the Company engages in sales of equipment that is leased by or intended to be leased by a third-party purchaser to another party. In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). Generally, the Company’s liability for these recourse agreements is limited to 9.5% of the amount outstanding. The maximum amount for which the Company was liable to the financial institutions for the shortfall payments was approximately $0.7 million at October 1, 2011 and $1.0 million at October 2, 2010.

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

18.  SUBSEQUENT EVENTS

On October 24, 2011, Presstek, Inc. (the "Company") received a notification letter (the "Notice") from The NASDAQ Stock Market ("NASDAQ") advising the Company that for 30 consecutive trading days preceding the date of the Notice, the bid price of the Company's common stock had closed below the $1.00 per share minimum required for continued listing on The NASDAQ Global Select Market pursuant to NASDAQ Marketplace Rule 5450(a)(1) (the "Minimum Bid Price Rule").

The Notice has no effect on the listing of the Company's common stock at this time and the Company's common stock will continue to trade on the NASDAQ Global Select Market under the symbol "PRST."

The Notice also stated that the Company will be provided 180 calendar days, or until April 23, 2012, to regain compliance with the Minimum Bid Price Rule. To do so, the bid price of the Company's common stock must close at or above $1.00 per share for a minimum of ten consecutive trading days prior to that date.

If compliance with the Minimum Bid Price Rule cannot be demonstrated by April 23, 2012, NASDAQ will provide written notification to the Company that the Company's common stock is subject to delisting. The Company may, however, be eligible for an additional grace period if it satisfies the initial listing standards (with the exception of the Minimum Bid Price Rule) for listing on the NASDAQ Capital Market, and submits a timely notification to NASDAQ to transfer the listing of its common stock to the NASDAQ Capital Market. The Company may also appeal NASDAQ's delisting determination to a NASDAQ Hearings Panel.

The Company intends to continue to monitor the bid price for its common stock. If the Company's common stock does not trade at a level that is likely to regain compliance with the NASDAQ requirements, the Company's Board of Directors will consider other options that may be available to achieve compliance, including, but not limited to, seeking implementation of a reverse stock split, which would require approval of the Company's stockholders. The
Company's Board of Directors has taken no action at this time to implement a reverse stock split.

On November 14, 2011, The Company announced that it expects to report special charges in the fourth quarter of 2011 in the range of $1.0 million to $1.3 million primarily for employee severance cost associated with the profit improvement actions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements, which involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described below in the section entitled “Information Regarding Forward-Looking Statements”, in “Part II, Item IA Risk Factors” of this Quarterly Report on Form 10-Q and in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, as filed with the SEC on March 16, 2011.

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

We are primarily engaged in the development, manufacture, sourcing, sale and servicing of our business solutions using patented digital imaging systems and patented printing plate technologies. We also provide traditional analog systems and related equipment and supplies for the graphic arts and printing industries.

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

General

We operate and report on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the thirteen week periods ended October 1, 2011 (the “third quarter of fiscal 2011” or “the three months ended October 1, 2011”) and October 2, 2010 (the “third quarter of fiscal 2010” or “the three months ended October 2, 2010”) and the thirty-nine week periods ended October 1, 2011 (“the first nine months of fiscal 2011” or the nine months ended October 1, 2011” or “year to date 2011”) and October 2, 2010 (“the first nine months of fiscal 2010” or the nine months ended October 2, 2010” or “year to date 2010”) .

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

RESULTS OF OPERATIONS

Results of operations in dollars and as a percentage of revenue were as follows (in thousands of dollars):

	Three months ended				Nine months ended
	October 1, 2011		October 2, 2010		October 1, 2011		October 2, 2010
		% of revenue		% of revenue		% of revenue		% of revenue
Revenue:
Equipment	$3,396	12.6	$4,760	15.2	$14,744	16.4	$15,890	16.3
Consumables	18,214	67.7	20,584	65.5	58,201	64.5	62,807	64.4
Service and parts	5,290	19.7	6,070	19.3	17,231	19.1	18,815	19.3
Total revenue	26,900	100.0	31,414	100.0	90,176	100.0	97,512	100.0
Cost of revenue:
Equipment	4,422	16.4	4,965	15.8	16,254	18.0	16,312	16.7
Consumables	11,078	41.2	11,127	35.4	32,693	36.3	34,088	35.0
Service and parts	4,115	15.3	5,016	16.0	14,040	15.6	15,117	15.5
Total cost of revenue	19,615	72.9	21,108	67.2	62,987	69.8	65,517	67.2
Gross profit	7,285	27.1	10,306	32.8	27,189	30.2	31,995	32.8

Operating expenses:
Research and development	1,194	4.4	1,154	3.7	3,379	3.7	3,207	3.3
Sales, marketing and customer support	5,028	18.7	5,302	16.9	15,901	17.6	16,366	16.8
General and administrative	5,063	18.8	4,580	14.6	13,517	15.0	14,712	15.1
Amortization of intangible assets	256	1.0	204	0.6	667	0.7	617	0.6
Restructuring and other charges	413	1.5	412	1.3	777	0.9	461	0.5
Total operating expenses	11,954	44.4	11,652	37.1	34,241	38.0	35,363	36.3
Operating loss	(4,669)	(17.4)	(1,346)	(4.3)	(7,052)	(7.8)	(3,368)	(3.5)
Interest and other income (expense), net	(696)	(2.6)	8	0.0	(1,370)	(1.5)	(848)	(0.8)
L Loss from continuing operations before income taxes	(5,365)	(19.9)	(1,338)	(4.3)	(8,422)	(9.3)	(4,216)	(4.3)
Provision(benefit) for income taxes	50	0.2	158	0.5	231	0.3	(331)	(0.3)
Loss from continuing operations	(5,415)	(20.1)	(1,496)	(4.8)	(8,653)	(9.6)	(3,885)	(4.0)
Gain(loss) from discontinued operations, net of tax	-	-	-	-	-	-	(70)	(0.1)
Net loss	$(5,415)	(20.1)	$(1,496)	(4.8)	(8,653)	(9.6)	$(3,955)	(4.1)

Three and nine months ended October 1, 2011 compared to the three and nine months ended October 2, 2010

Revenue

Consolidated revenue was $26.9 million and $90.2 million, respectively, for the third quarter and the first nine months of 2011, a reduction of $4.5 million from the 2010 third quarter and $7.3 million from the first nine months of 2010.  The revenue declines in both periods resulted from reductions in all three revenue categories.

Equipment revenue was $3.4 million and $14.7 million in the third quarter and first nine months of 2011, respectively, compared to $4.8 million and $15.9 million in the same prior year periods.  Equipment sales continue to be impacted by unfavorable economic conditions resulting in some reluctance by small to mid-size customers in our North American market to make capital equipment purchases, and financing remains difficult to obtain.  Gross revenue of “growth” portfolio DI® presses and peripherals decreased to $2.6 million in the third quarter of fiscal 2011 from $3.6 million in the third quarter of 2010.  For the first nine months of 2011 DI® equipment revenue increased to $11.9 million from $11.2 million in the prior year period.  DI press revenues have benefited from the sale of one 75DI press in each of the first three quarters of 2011.  Gross revenue of our remaining “growth” portfolio of equipment, Dimension Excel, Dimension Pro, Compass, and Vector platesetters, declined from $0.7 million in the third quarter of 2010 to $0.4 million in the current year quarter and declined from $2.7 million for the first nine months of 2010 to $1.8 million for the current year period.  Equipment sales of our “traditional” line of products, defined as QMDI presses, polyester CTP platesetters, and conventional equipment, decreased from $0.6 million in the third quarter of 2010 to $0.4 million in the current year’s quarter.  Year to date gross revenue from our “traditional” line of equipment products decreased from $2.6 million in 2010 to $1.6 million in the current year period.

Consumables revenue declined from $20.6 million in the third quarter of 2010 to $18.2 million in the current year quarter and from $62.8 million for the first nine months of 2010 to $58.2 million in the comparable 2011 period.  Sales of Presstek’s “growth” portfolio of consumables, defined as 52DI®, 34DI®, and thermal CTP plates, decreased by $0.6 million to $7.3 million in the current year quarter.  Sales of our “growth” consumables decreased from $24.4 million in the first nine months of 2010 to $22.8 million in the comparable current year period.  Sales of Presstek’s “growth” portfolio of DI® plates declined from $4.3 million in the third quarter of 2010 to $3.7 million in the current year period and decreased by $1.2 million to $11.9 million in the first nine months of 2011 compared to the comparable 2010 period.  Sales of thermal CTP plates were $3.6 million in the third quarter of both years, and decreased from $11.3 million in the first nine months of 2010 to $10.9 million in the first nine months of 2011.  Sales of Presstek’s “traditional” plate products, consisting of QMDI, other DI®, and polyester plates, declined from $7.5 million in the third quarter 2010 to $6.0 million in the current year’s quarter and from $22.2 million in the first nine months of 2010 to $20.2 million in the current year period.  Sales of other “traditional” consumables products declined year-over-year from $5.1 million to $4.9 million for the quarter and from $15.8 million to $14.9 million for the nine month period.

Service and parts revenue was $5.3 million in the third quarter of 2011 and $17.2 million for the first nine months of 2011, reflecting decreases of $0.8 million and $1.6 million, respectively, from the prior year periods.  These reductions are due primarily to the natural erosion of our legacy service customer base, a decrease in new equipment placements, and a general trend by customers to delay service calls and maintenance to save money in a difficult economy.

Cost of Revenue

Consolidated cost of product, consisting of the cost of material, labor and overhead, shipping and handling costs and warranty expenses, was $15.5 million in the third quarter of fiscal year 2011 and $48.9 million in the first nine months of 2011, compared to $16.1 million and $50.4 million, respectively, in 2010.  The quarterly and year to date decreases are due primarily to lower equipment and consumables revenues.

Consolidated cost of service and parts was $4.1 million in the third quarter of fiscal year 2011 and $14.0 million for the nine months ended October 1, 2011, compared to $5.0 million and $15.1 million, respectively, in the same prior year periods.  These amounts represent the cost of spare parts, labor and overhead associated with the ongoing service of products.

Gross Profit

Consolidated gross profit as a percentage of total revenue was 27.1% in the third quarter of fiscal 2011 compared to 32.8% in the third quarter of fiscal 2010; and 30.2% in the first nine months of 2011 compared to 32.8% for the first nine months of 2010.

Gross profit as a percentage of product revenues for the third quarter of fiscal 2011 and the first nine months of 2011 was 28.3% and 32.9%, respectively, compared to 36.5% and 36.0% in the comparable prior year periods.  The margin decrease is primarily due to unfavorable product mix in equipment and consumables, lower factory volumes, the impact of a strengthening yen on DI press purchases, and general inflation on raw materials and freight costs.

Gross profit as a percentage of service revenues increased to 22.2% in the third quarter of fiscal 2011 from 17.4% in the prior year period, and decreased to 18.5% for the first nine months of 2011 from 19.7% for the related 2010 period.  The increase in the third quarter was due primarily to lower overhead costs.  The year to date reduction is due to reduced service revenues during 2011 offset somewhat by cost reduction actions commensurate with the lower revenue base.

Research and Development

Research and development expenses primarily consist of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment and consumables development efforts.

Research and development expenses were $1.2 million in both the third quarter of fiscal 2011 and fiscal 2010.   For the first nine months of 2011 expenses increased to $3.4 million compared to $3.2 million in the prior year period.

Sales, Marketing and Customer Support

Sales, marketing and customer support expenses primarily consist of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs associated with sales, marketing and customer support activities.

Sales, marketing and customer support expenses decreased to $5.0 million in the third quarter of fiscal 2011 from $5.3 million in the third quarter of fiscal year 2010.  Year-to-date selling, marketing and customer support expenses declined from $16.4 million in the first nine months of 2010 to $15.9 million in the comparable current year period.  The reductions in expense in both periods resulted primarily from lower payroll and commission expense.

General and Administrative

General and administrative expenses are primarily comprised of payroll and related expenses, including stock compensation, for personnel and contracted professional services necessary to conduct our general management, finance, information systems, human resources and administrative activities.

General and administrative expenses in the third quarter of 2011, which include a $1.4 million non-cash charge for bad debt expense in our European region, were $5.1 million compared to $4.6 million in the third quarter of fiscal 2010.  Excluding the bad debt charge expenses declined by $0.9 million year over year due primarily to lower stock compensation, payroll, and professional services costs.  Compared to the first nine months of 2010 general and administrative expenses have declined by $1.2 million, or 8.1%, to $13.5 million for the current year period.  Excluding the bad debt charge in the third quarter, general and administrative expenses declined by $2.6 million, or 17.6%, due primarily to lower stock compensation, payroll, and legal fees.

Amortization of Intangible Assets

Amortization expense was $0.3 million and $0.7 million in the third quarter and first nine months respectively of fiscal 2011 compared to $0.2 million and $0.6 million in the comparable prior year periods.  These expenses relate to intangible assets recorded in connection with the Company’s 2004 ABDick acquisition, 75DI development costs, patents and other purchased intangible assets.

Restructuring and Other Charges

The company incurred restructuring and other charges of $0.4 million in the third quarter for both fiscal 2011 and fiscal 2010.  For the first nine months of 2011, the Company incurred $0.8 million of expense compared to $0.5 million in the comparable prior year period.

Interest and Other Expense, Net

Net interest and other expense was $0.7 million in the third quarter of fiscal year 2011 compared to $0.0 million in the prior year period.  For the first nine months of fiscal year 2011, net interest and other expense was $1.4 million  compared to expense of $0.8 million in the first nine months of fiscal year 2010.  The increase in expense is driven primarily by unfavorable swings in the impact of foreign currency.

Provision for Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year.  Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. Our effective tax rate differs from the statutory rate due to valuation allowances placed on tax benefits derived from operating expenses.

The Company recorded a valuation allowance of $2.7 million against UK, Canadian and German net deferred tax assets in fiscal 2010.

At October 1, 2011, our deferred tax assets, net of valuation allowance, were zero.  However, if future events differ from expectations, changes in the valuation allowance may be required.  A change in the valuation allowance occurs if there is a change in management’s assessment of the amount of net deferred tax assets that is expected to be realized in the future.

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

Lasertel incurred an operating loss of $0.6 million during the first quarter of fiscal 2010 prior to the sale date.  Presstek recorded a minor adjustment in the second quarter of fiscal 2010.  Presstek recorded a gain on the disposition of Lasertel of $0.5 million during the nine months ended October 1, 2010, bringing the aggregate loss from discontinued operations for the first nine months of fiscal 2010 to approximately $0.1 million.

Results of operations of the discontinued business of Lasertel included in the Company’s Statements of Operations for the first nine months of 2010 consist of the following (in thousands, except per-share data):

	Three months ended	Nine months ended
	October 2, 2010	October 2, 2010
Revenues from external customers	$-	$1,394
Loss from operations	-	(555)
Gain on disposition	-	485
Loss before income taxes	-	(70)
Provision (benefit) for income taxes	-	-
Net loss from discontinued operations	$-	$(70)
Earnings (loss) per share	$0.00	$0.00

The Company had no assets and liabilities of the discontinued business of Lasertel at October 1, 2011 or January 1, 2011.

Liquidity and Capital Resources

We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings. At October 1, 2011, we had $3.3 million of cash and cash equivalents and $17.4 million of working capital, compared to $2.5 million of cash and cash equivalents and $25.6 million of working capital at October 2, 2010.

Continuing Operations

Our operating activities used $2.6 million of cash in the nine months ended October 1, 2011. Cash used by operating activities came from a net loss of $8.7 million offset by positive adjustments of $6.9 million for non-cash charges included in net loss (including depreciation, amortization, provisions for warranty costs, accounts receivable allowances and stock compensation expense) and a $0.8 million negative impact on cash due to changes in operating assets and liabilities.  The negative impact on cash related to operating assets and liabilities was, in large part, due to a decrease of $1.8 million in accrued expenses, a decrease of $1.4 million in accounts payable and an increase in other current assets of $1.0 million. This is partially offset by a decrease of $1.0 million in inventory, a decrease of $0.7 million in accounts receivable, an increase of $0.8 million of restructuring charges and an increase of deferred revenue of $0.5 million. The increase in other current assets was driven by pre-payment of certain annual operating expenses in the normal course of business.

Our investing activities used $1.4 million of net cash in the first nine months ended October 1, 2011 primarily for additions to developed technology costs and additions to property, plant and equipment. The addition to developed technology relate to the design and prototyping of our new 75DI® digital offset press. The additions to property, plant and equipment relate primarily to equipment provided to our CTP plate customers.

Our financing activities provided $3.0 million of cash in the nine months ended October 1, 2011, consisting primarily of $2.9 million of cash borrowings under our lines of credit.

 Liquidity

The primary sources of the Company’s liquidity are (i) cash generated by the Company’s operations and (ii) a $25 million Revolving Credit and Security Agreement with a term that expires on March 5, 2013 (“Credit Agreement”). The Company utilizes its sources of liquidity to fund current operations and make capital and other investments in support of the business.

On March 5, 2010, the Company entered into the Credit Agreement among the Company and PNC Bank, National Association (“PNC”), as Lender and as administrative agent for Lenders (PNC, in such agency capacity, the “Agent”). The Credit Agreement, which matures on March 5, 2013, provides for funding of up to $25.0 million through a revolving credit facility (the “Revolver”).  Borrowing availability under the Revolver is determined based on a percentage of eligible accounts receivable and inventory of the Company and certain of its subsidiaries.  The Company may terminate the Credit Agreement at any time prior to the maturity date upon thirty (30) days’ prior written notice and upon payment in full of all outstanding obligations under the Credit Agreement.  If the Company terminates the Credit Agreement at any time prior to the end of the term the Company must pay an early termination fee as specified in the Credit Agreement.  The Credit Agreement requires the Company to prepay a portion of borrowings under the Credit Agreement out of the proceeds of certain dispositions of property.

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

Under the Credit Agreement the Company is required to provide monthly Borrowing Base Certificates to the Agent that become the basis for calculating the Credit Agreement’s Formula Amount.  The Formula Amount, capped at $25 million, represents the maximum amount of advances available to the Company at a given point in time.  The Formula Amount is normally calculated 20 days subsequent to the close of each fiscal month.  Because of the timing delay, the Agent utilizes a process that estimates the maximum amount available daily during each fiscal period.  As of October 1, 2011 and January 1, 2011 the Formula Amount was $18.1 and $15.0 million, respectively. The Company had outstanding balances on its line of credit of $13.1 million and $10.3 million, at October 1, 2011 and January 1, 2011, respectively.  At October 1, 2011, there were $1.0 million of outstanding letters of credit, thereby reducing the amount available under the credit line, based on the Formula amount, to $4.0 million. The amount available under the credit line, based on the Formula Amount, as of January 1, 2011 was $4.7 million. The computed preliminary availability based on the daily estimation process was $2.0 million and $4.6 million as of October 1, 2011 and January 1, 2011, respectively.

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

On August 24, 2011, the Company entered into a Second Amendment (the “Amendment”) to the Credit Agreement. The Amendment modified the Credit Agreement as follows: (a) the Availability Block (as defined in the Credit Agreement) of $2,000,000 was eliminated until the earlier of January 31, 2012 or the date of the completion of a sale-leaseback transaction for the Company’s real property located in Hudson, New Hampshire (the “Sale-Leaseback Transaction”);  (b) the definitions of “EBITDA” and “Restructuring Charges” were amended to provide for add-backs for (i) restructuring charges for the fiscal year ending December 31, 2011 of up to $1,400,000 and (ii) marketing expenses for the Company’s 75DI printing press of up to $1,500,000 incurred through the fiscal quarter ending on or about June 30, 2012; (c) the early termination fee due in the event obligations are prepaid in full prior to the end of the Term (March 5, 2013) was increased from (x)$500,000 if prepaid prior to March 5, 2012 and $125,000 if prepaid prior to the date that was 30 days prior to the last day of the Term to (y) $750,000 at all times prior to the last day of the Term; and (d)  an additional fee in the amount of $100,000 will be due to the Lender in the event that a Sale-Leaseback Transaction is not completed by November 30, 2011; it is anticipated that a Sale-Leaseback Transaction will not be completed by November 30, 2011 and that this fee will become payable to the Lender.

As of January 1, 2011 and October 1, 2011, the Company was in compliance with all financial covenants.  The fixed charge coverage ratio for the quarter ended January 1, 2011 was 3.5 to 1.0, in excess of the 1.0 to 1.0 minimum required ratio.  The fixed charge coverage ratio for the quarter ended October 1, 2011 was 3.0 to 1.0, also in excess of the 1.0 to 1.0 minimum required ratio.  Additionally, since the inception of the Credit Agreement, the Company’s capital expenditures have been below the maximum levels allowed.

Our liquidity is dependent on availability under our current Credit Agreement.  This availability is a function of both our cash generated by operations and our borrowing base availability (primarily an amount based on eligible inventories and accounts receivable less advances and stand-by letters of credit) and compliance with our debt covenants.  Accordingly, a reduction in receivables has a corresponding effect on availability under the Revolver. The Company currently expects fourth quarter 2011 revenue to show softness comparable to third quarter levels, as well as an increase in its debt levels. It is expected that this will lead to a decline in cash receipts and availability under the Revolver as well as lower EBITDA comparable to the third quarter (less receivables reserves).  The Company has initiated further cost reduction actions that will improve the Company’s overall cash availability and EBITDA and help to achieve continuing compliance with the financial covenants under the Credit Agreement.

Since the fixed charge ratio covenant under the Credit Agreement is calculated on a rolling four quarter basis, in order for the ratio at the end of the third quarter 2011 to remain unchanged at the end of the fourth quarter 2011, EBITDA (as defined in the Credit Agreement) during the fourth quarter must equal EBITDA achieved during the fourth quarter of 2010.  A reduction in EBITDA during the fourth quarter from the year-ago period will reduce the ratio.  The Company expects EBITDA during the fourth quarter 2011 to be significantly lower than the level of EBITDA during the fourth quarter 2010, and accordingly it expects the fixed charge coverage ratio to be reduced.  While the Company currently believes that it will achieve compliance with the fixed charge coverage ratio as of the end of the fourth quarter, there can be no assurance that this will be the case.  If the Company does achieve compliance at the end of the fourth quarter, it expects to maintain compliance throughout the next four fiscal quarters, as the cost reductions initiated in the fourth quarter 2011 are expected to significantly improve EBITDA throughout fiscal year 2012.  However, if the Company is unable to achieve compliance with the fixed charge coverage ratio, then an event of default would occur under the Credit Agreement.  In such event, the “Availability Block” would increase to $3,500,000 which would significantly restrict the Company’s credit availability, and the Lender could demand immediate repayment of all amounts outstanding under the Credit Agreement.  This could result in significant limitations on the Company’s ability to operate.  In such event the Company would expect to seek an amendment to the Credit Agreement that would permit the Company to work through any resulting operating limitations, however there can be no assurance that the Lender would agree to any such amendment to the Credit Agreement.

The Company has additional resources available to it in order to improve its liquidity, in the event that it was necessary.  The Company could issue additional equity under the Company’s Shelf Registration Statement, subject to market conditions and the willingness of investors to purchase such equity; the Company is presently marketing its office and manufacturing facility in Hudson, New Hampshire for a potential sale-leaseback transaction and could enter into such a transaction, subject to the willingness of a buyer to enter into such a transaction on acceptable terms; and the Company could seek to obtain additional debt financing, subject of the willingness of a lender to provide such financing and the Lender to provide its consent under the Credit Agreement.  There can be no assurance that the Company will be able to achieve any of these transactions, as they are not exclusively within the Company’s control.

Based upon all of these factors, management believes that it will remain in compliance with debt covenants and have adequate availability throughout the next four fiscal quarters.  However, a further and more significant decline in operating results could have a negative impact and may require management to scale back on capital expenditures and/or other operating activities.

The weighted average interest rate on the Company’s short-term borrowings was 4.50% at October 1, 2011.

Long-Lived Assets

Our management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long lived assets over their remaining lives can be recovered through projected undiscounted future cash flows.  The amount of long-lived asset impairment if any, is measured based on fair value and is charged to operations in the period in which long-lived assets impairment is determined by management. Due to the decline in the market value of the Company’s common stock, we tested our long-lived assets for impairment at the end of the third quarter of 2011. Our projected future undiscounted cash flows exceeded the carrying value of long-lived assets.  Accordingly, no impairment was indicated or recorded. There can be no assurance that market conditions will not change or demand for our services will continue, which could result in impairment of long-lived assets in the future.

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

From time to time the Company engages in sales of equipment that is leased by or intended to be leased by a third-party purchaser to another party. In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). Generally, the Company’s liability for these recourse agreements is limited to 9.5% of the amount outstanding. The maximum amount for which the Company was liable to the financial institutions for the shortfall payments was approximately $0.7 million at October 1, 2011 and $1.0 million at October 2, 2010.

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

Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors that could cause or contribute to such differences include:

•	market acceptance of and demand for our products and resulting revenues;

•	our ability to meet our stated financial objectives;

•	our dependency on our strategic partners, both on manufacturing and distribution;

•	the introduction of competitive products into the marketplace;

•	shortages of critical or sole-source component supplies;

•	the availability and quality of laser diodes;

•	the performance and market acceptance of our recently-introduced products, and our ability to invest in new product development;

•	manufacturing constraints or difficulties (as well as manufacturing difficulties experienced by our sub-manufacturing partners and their capacity constraints);

•	the impact of general market factors in the print industry in general;

•	current or worsening liquidity contraction impacts upon us and our customers;

•	our ability to comply with the terms of our credit facilities;

•	current or worsening capital and credit market conditions and their potentially adverse effects on our access to capital, cost of capital and business operations;

•	current or worsening economic conditions and their potentially adverse effects on the Company’s business and results of operations; and

•	an inability to maintain the listing of our common stock on the NASDAQ stock market.

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

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended January 1, 2011 which was filed with the SEC on March 16, 2011.  There were no significant changes to the Company’s critical accounting policies in the nine months ended October 1, 2011.

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

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.  At October 1, 2011, we were not involved in any unconsolidated SPE transactions.

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

 Changes in Internal Control over Financial Reporting

During the third quarter and first nine months of fiscal 2011, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1A.  Risk Factors

This Form 10-Q should be read together with the “RISK FACTORS” section in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011filed with the U.S. Securities and Exchange Commission (“SEC”), which describe various risks and uncertainties to which we are or may become subject, and is supplemented by the discussion below.  These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition , results of operations, cash flows, strategies and/or prospects.

If we do not meet the NASDAQ Stock Market continued listing requirements, our common stock may be delisted.

We were notified by the NASDAQ Stock Market (“NASDAQ”) on October 24, 2011 that we were no longer in compliance with the NASDAQ’s share price listing standard.  Under the NASDAQ listed company manual, we have until April 23, 2012 to regain compliance with the minimum share price rule that requires, among other things, that the share price and average closing price of our common stock be above $1.00 per share for a minimum of ten consecutive trading days prior to that date.  During that time, our common stock continues to be listed on the NASDAQ and trades as usual.  We are in compliance with all other NASDAQ listing rules and have actively been taking steps to maintain our listing.  Despite our efforts, there can be no assurance that we will be in compliance with the NASDAQ’s continued listing requirements at or prior to April 23, 2012, or that we will not subsequently fail to satisfy the continued listing requirements.  If at the end of any cure period, we are not in compliance with the NASDAQ’s continued listing requirements, our common stock may be subject to delisting. A delisting could: (i) reduce the liquidity and market price of our common stock; (ii) negatively impact our ability to raise equity financing; (iii) prevent us from accessing the public capital markets; and (iv) materially adversely impact our results of operations and financial condition.

Item 6.  Exhibits

Exhibit No.	Description
10.1	Amendment to Credit Agreement dated August 24, 2011
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

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

PRESSTEK, INC. (Registrant)
Date: November 15, 2011	/s/ Jeffrey A. Cook
Jeffrey A. Cook Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PRESSTEK, INC.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment to Credit Agreement dated August 24, 2011
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.