Form 10-K
period 2011-12-31
PRESSTEK INC /DE/
filed 2012-03-27
CIK 846876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

The aggregate market value of common stock held by non-affiliates of the registrant as of July 2, 2011 was $43,657,330.

The number of shares outstanding of the registrant’s common stock as of March 15, 2012 was 37,395,228.

Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders scheduled for June 12, 2012 are incorporated by reference into Part III.

PRESSTEK, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2011*

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

Presstek was organized as a Delaware corporation in 1987. The Company is a leading manufacturer and marketer of environmentally-friendly digital  offset printing solutions. These products are engineered to provide a streamlined workflow that shortens the print cycle time, reduces overall production costs, and meets the market’s increasing demand for fast turnaround high quality short run color printing.

Our products include DI® digital offset presses and printing plates, computer-to-plate (“CTP”) systems, workflow solutions, chemistry-free printing plates, preheat and no preheat thermal CTP plates and a complete line of prepress and press room consumables. We also offer a range of technical services for our customers.

Background

Since its incorporation in 1987 Presstek has served the commercial print segment of the graphic communications industry by offering innovative digital offset printing solutions for commercial printing applications. We:

•	invented the technology that enables DI® digital offset presses;
•	invented chemistry-free printing plates;
•	have significantly streamlined the print production workflow;
•	have helped transition offset printing from a craft-based manual process to an automated manufacturing process; and
•	plan to continue to innovate by providing high quality fully integrated digital solutions and services.

Primary Markets

Presstek serves the global print market. The primary opportunities for Presstek’s solutions lie in the packaging, commercial print and in-plant segments.

The packaging segment includes printers using flexo, gravure, offset, screen and digital technologies to print on paper, carton board, corrugated board, aluminum, plastics, and glass. Flexography is the most used process, followed by offset and gravure. Changing market dynamics and new offset press and prepress technologies are resulting in new opportunities in the offset printing of folding cartons, labels, and other packaging products.

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

Historically, Presstek has primarily served smaller commercial printers with less than 20 employees as well as the in-plant printing market.  However, recent and planned new product introductions have enabled the company to also serve the needs of larger commercial printers.

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

As a result of these structural shifts and accelerated by the recession, the print industry is being consolidated and essentially redefined. Recent bankruptcy announcements by Kodak USA and German-based press manufacturer manroland AG highlight the effects on the vendor side of the business.

Providing Solutions for New Market Requirements

Presstek offers a range of products to meet these changing market demands including DI® digital offset presses and chemistry-free as well as chemistry-based CTP systems. Presstek’s 34DI® and 52DI®  presses are two-page formatted presses that incorporate Presstek’s ProFire® Excel laser imaging technology, unique press design, and thermal plates. The new Presstek 75DI®, a six-page format press incorporates Presstek’s next-generation imaging technology and thermal plates.  This new imaging technology utilizes a single lens imaging concept in which all diodes image through a single lens resulting in improved image quality and faster and easier makeready.  All of Presstek’s DI® digital offset presses are optimized to print high quality runs of 500 to 20,000.

Market studies indicate the number of print jobs with run lengths of 20,000 and below are increasing, while the frequency of longer run length jobs is decreasing. DI® presses fit well into print businesses that are experiencing this trend. These businesses, which include commercial print shops, quick printers, franchise shops, digital printers and in-plants, utilize Presstek DI® presses to profitably meet this run length requirement, according to research from industry consulting firm InfoTrends.

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

Presstek offers three open platform CTP plates. The first, Aurora EXP, is a chemistry-free plate that offers run lengths of up to 50,000. Aurora EXP is designed for printers that support the short-run color market and want to offer environmentally friendly printing. The second, Aeon, is a no preheat thermal plate that offers run lengths up to 200,000 and up to a 1,000,000 with an optional post-bake. The third, PhD, is a preheat thermal plate that offers run lengths up to 250,000 and run lengths of 1,000,000 or more with an optional post-bake. Aeon and PhD are targeted to the mid and large commercial print market. Presstek’s open platform plates work on a range of external drum 830nm platesetters from various manufacturers and are compatible with Presstek’s Compass and Dimension Pro CTP solutions.

Organizational Structure

To better address the worldwide print market, Presstek has aligned its resources into three strategic product lines. This structure allows the Company to continue to focus on its traditional base of small commercial and in-plant customers, while expanding the range of products it can bring to market around the world. This structure is also designed to better position the Company to more effectively address the needs of larger commercial printers. These strategic product lines are:

•	Digital Printing, which includes DI® digital offset presses, consumables and workflow;
•	CTP, which is responsible for digital platemaking systems, consumables and workflow; and
•	Traditional, which operates as a graphic arts dealer for Presstek products such as polyester CTP platemaking and other partners’ products for our customers.

Geographic Structure

Presstek supplies equipment, service and supplies to support the worldwide print market; currently 64% of Presstek’s revenues come from the United States, 9% from the United Kingdom and 27% from other various countries. To facilitate growth we have established three sales regions to bring integrated solutions to local markets. The three sales regions are:

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

The Presstek Segment

The Presstek segment provides plate manufacturing, new product development, systems integration, equipment manufacturing and research. It also serves as the center for marketing, sales and service for our digital offset printing solutions as well as the distribution of our third-party products.

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

At our 100,000 square-foot facility located in South Hadley, Massachusetts, we manufacture aluminum-based printing plates, including chemistry-free Presstek-branded Anthem® Pro, Freedom® Pro and Aurora® EXP digital printing plates. The aluminum plate manufacturing includes in-line graining, anodizing, silicating, and multiple layer coatings. Raw aluminum is processed into lithographic printing plates for digital markets.

Distribution

Our sales strategy is designed to emphasize the distribution of Presstek’s DI® presses and CTP solutions and related consumables, as well as a full portfolio of conventional products. These products are offered to customers through our direct sales force, independent graphic arts dealers and strategic OEM partners. We have established distribution networks in North America, Latin America, Europe and Asia Pacific.  We continually look to strengthen our position by better aligning our dealer network with the demands of the rapidly changing global print market.

Service and Support

Presstek also has an established service organization throughout the United States, Canada and the United Kingdom to service its equipment. In other regions, Presstek authorized dealers are the primary source of service, with Presstek providing training and advanced technical support.

Strategy

Our vision is to be a leading provider of digital offset printing solutions to the global graphic communications industry. Our business strategy is to offer innovative digital imaging and plate technologies that address the needs of the commercial, in-plant and packaging printing markets across the globe.

This strategy includes several imperatives:

1. Grow our consumables product line.

Presstek provides digital offset solutions that aid printers in meeting the changing needs of today’s market – environmentally-friendly, shorter run lengths, faster turn-around times, and more color. Our DI® presses and CTP solutions use our thermal printing plates. With our direct sales force and network of dealers, we feel we are well positioned to expand our installed base of these solutions. A key step in growing our consumables business is to develop printing plates that can be imaged on non-Presstek manufactured devices. The first step in executing this “open platform” strategy was the launch in late 2008 of Aurora® Pro, our open-platform, chemistry-free printing plate, which is designed to be used on thermal CTP systems marketed by other manufacturers. In 2009 we introduced Aeon, a thermal CTP plate having run lengths of approximately 200,000 impressions unbaked, and 1,000,000 impressions with post-baking. Late in 2011 we announced PhD a preheat thermal plate that provides run lengths up to 250,000 and run lengths of 1,000,000 or more with an optional post-bake. By marketing printing plates capable of longer run lengths, we are able to pursue larger customers, which is an important element of our Company’s strategy. We are also focused on stemming the erosion, caused by technology shifts, of our traditional consumables sales (ink, pressroom and proofing supplies, etc.) and believe that we can help achieve this goal by selling these products along with our digital plates.

2. Emphasize attractive market segments.

Large print providers were the first to adopt digital technology, and they have driven the digital transformation of the commercial printing market. Today the benefits of a digital workflow are well understood and all segments of the commercial print market are adopting digital technologies. With our range of digital solutions and our direct sales and service force, as well as our dealer network, we are focusing on the following market segments:

a.
Commercial printers. Printers need to improve their response time, increase their production capacity, improve efficiency and provide high quality output while improving profitability. Many commercial printers, particularly small and mid size printers (generally those with less than 20 employees) have demonstrated success with our 34DI and 52DI digital offset press products, with success being defined as improved productivity, improved profitability and business growth. Presstek is now providing similar benefits to larger printers with the 52DI-AC and 75DI.  Presstek DI® presses are engineered to produce print runs between 500 and 20,000 images at a very high quality with a very low cost per page. Since market demands are shifting to require an increasing number of jobs with run lengths in this range, it is leaving a gap in the production portfolio of many larger commercial print shops. They can efficiently produce very short-runs (less than 500) on their toner devices, and runs of 20,000 or more on their conventional offset presses.  We believe that market conditions are now coming to Presstek’s strengths and that larger print shops can be more profitable producing jobs with run lengths of 500 to 20,000 on a Presstek’s DI®. Presstek believes that larger printers will increasingly look at DI® presses to fill this production gap in their equipment portfolio.

b.
Digital printers and copy shops. These facilities that primarily operate toner-based digital printing equipment are acquiring DI® presses as complementary devices. They are using DI® presses for jobs that require run lengths greater than 500 copies, a higher level of quality, or a substrate (coated stock, thick stock, plastics, etc.) that cannot be effectively produced on a toner-based device. They are also combining digital toner devices and DI® presses into one workflow to create certain print jobs more profitably. For example, they may produce color book covers on a DI® press while they print the black and white text pages using their toner device. The result is a high quality book affordably produced in the quantity the print buyer requires.

c.
In-plant print shops that operate within corporations, colleges and universities and government agencies. These print shops are attracted to the ease-of-use, compact footprint and environmentally responsible nature of our solutions. It is becoming increasingly important that these shops be self-sustaining. The productivity, efficiency and versatility of Presstek solutions help in-plants reach this goal.

d.
Packaging Printers. Like other areas of print communication, there is a growing need in the packaging industry for versioned and short run printing with a fast turnaround time. Seasonal messaging, market test designs, on-package offers, and multiple language editions are just a few factors driving the trend toward versioning. Growing numbers of niche market products, test market product launches, and the popularity of local brands are increasing the number of short-run package jobs. At all levels, manufacturers are looking for suppliers who can provide on-demand package solutions that support inventory management and cost control. We believe the Presstek 75DI with aqueous coater which can be configured with up to 10 colors, has a maximum sheet size of 31.02" × 23.62" (788mm × 600mm) and can print on stocks as thin as 0.031” (0.8mm) is an ideal solution to cost-effectively produce runs in the 500 to 20,000 sheet range.

In addition to shorter runs and faster turnaround times the packaging market is being affected by the brand owners continued investment in innovative packaging solutions and better graphics in order to gain a competitive edge and to enhance shelf appeal. Presstek DI presses have the ability to print 300 lpi with FM screening, fluorescent ink, metallic ink, varnishes, and on a wide range of stocks to further Presstek’s opportunity in this segment.

3. Focus on key growth areas.

a.
Growth within the existing market segments that Presstek serves today. Historically, Presstek has served print shops with less than 20 employees, and this segment makes up approximately 75% of the industry (i.e., number of printers). Many of these printers have not yet fully embraced digital printing technologies. In addition, owners of existing DI® presses and CTP systems may be looking to add capacity or to upgrade their capabilities (i.e., upgrade a 34DI® press to a 52DI® press, a 52DI® to a 52DI®-AC or a 75DI® press, a semi-automated CTP system to a fully automated solution, or add Latitude, a PDF workflow solution).

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

c.
Growth of CTP consumables. Recent market studies estimate that the worldwide market for digital plates to be approximately $3.9 billion. This market is expected to grow by as much as 15% to $4.5 billion by 2014. Presstek plans to further penetrate this large consumables market by aggressively marketing its expanding range of CTP plates. Presstek’s “open platform” plates will work on both Presstek and third party imaging devices. Aurora EXP, PhD 830 and Aeon are examples of products that fit into this area of growth.

d.
Growth in geographic regions. The largest portion of Presstek’s sales has historically come from the United States and Canada. The largest portion of the worldwide print market, however, is outside North America. Presstek has established three sales regions; Americas, EAMER, and APAC, to establish distribution by region and to help develop solutions that fit each market’s specific requirements.

4. Enable customers to better compete by offering diverse range of products.

Because our goal is to provide high quality, fully integrated digital solutions and services that form an all-encompassing relationship with our customers, we deliver solutions that allow printers to differentiate their print businesses in a competitive marketplace. Presstek’s products can be divided into two primary categories: DI® presses and plates and CTP systems, along with the plates, supplies and services that they require. Ease of use, environmental benefits, streamlining the print process, lowering production cost, and a small footprint are common benefits of the two product lines.

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

Presstek offers a full range of CTP systems, from a two-page polyester system to an eight-page fully automated thermal plate system. Our thermal plate portfolio consists of chemistry-free, preheat, no preheat and waterless technologies; two-, four-, and eight-page format sizes are available. Presstek branded plates are imaged on 830nm CTP systems from Presstek and other suppliers.

Presstek also offers third party workflow offerings. This allows users to better implement Presstek’s DI® and CTP solutions while improving the flow of jobs through production. An example of this is the agreement signed with EskoArtwork Odystar to offer a PDF workflow solution; Presstek markets this product as Latitude.

5. Provide solutions that meet the growth in demand for short-run, fast turnaround high quality color printing.

Much of the print industry’s decline in shipment volume has been in long-run printed documents such as newspapers and magazines. Short-run printing is now mainstream. Presstek as a company, and print as a medium, are at a fascinating crossroads of technology, market opportunities, and competition. The Company's products allow printers to compress their workflow to eliminate costly steps, leveraging the modern content creator’s capabilities to make better, richer, and more predictable printable files, according to market research commissioned by Presstek and conducted by industry consultant Dr. Joseph Webb of Strategies for Management.

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

7. Expand into the packaging market.

While other segments of the print market have been declining the packaging segment continues to experience growth. Market studies are forecasting an annual average growth rate of 6.2% in the 2011 to 2015 period, with key trends in the package printing industry including:

•	Environmental and recycling factors
•	Focus on regionalized packaging
•	Printing shorter runs for versioned, seasonal, and test packaging
•	Use of different inks and substrates
•	Multi-part packaging

These trends align nicely with the strength of Presstek DI presses, especially the 75DI and 52DI-AC. Presstek DI presses deliver a low cost per unit in run lengths from 500 to 20,000 which are becoming more prevalent in the packaging industry. The ability to print a wide range of inks, including vegetable-based varieties and protective varnishes, on stock up to 31 pt. thick, make DI presses well suited to meet many of the printing needs of packaging customers.

For high volume packaging suppliers, DI presses are a cost-effective solution for profitably meeting customers’ short-run and fast turnaround needs, and for printing small package components without burdening large presses and imposing on production schedules.

The format size of Presstek DI presses accommodates many of the printed components commonly used in packaging, such as skin cards for blister packs, inserts for plastic clamshells, and the small folded boxes used in many industries. The 29-inch format Presstek 75DI handles larger folded boxes and facilitates multiple-up sheets and gang runs. Presstek 52DI and 75DI presses are available with inline aqueous coating. UV models of the 34DI and 52DI are also available.

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

The laser diodes that we use for our ProFire® Excel imaging system are manufactured by Lasertel and other suppliers.  We assemble supplier-manufactured laser imaging modules into imaging kits that are designed for DI® presses.  These kits are then incorporated into DI® printing presses, by our manufacturing partner.

Before direct-to-plate imaging, platemaking and prepress activities had occurred separately in the printing operation, primarily using analog film-based technology, chemical processing and manual skill-based processes. Conventional or analog printing plates are produced using labor-intensive and chemical-intensive, multi-step processes. By consolidating or eliminating process steps required to prepare a digital file for printing, Presstek’s DI® presses and CTP systems deliver efficiencies that allow increased print productivity at a lower cost and with better quality than conventional offset methods. At the same time, by imaging chemistry-free plates, Presstek chemistry-free products eliminate the reliance on the chemical processing that is generally associated with imaging traditional printing plates. In addition to being more efficient to operate, our solutions are more environmentally responsible than traditional methods of printing. The result is higher quality, faster turnaround offset printing with a lower cost of operation that is also environmentally safe.

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

Products

DI® Presses

Presstek 75DI® Digital Offset Press
The Presstek 75DI® is a 6-up or B2 format digital offset printing press with a maximum sheet size of 31.02” x 23.62” and a maximum image area of 29.92” x 22.83.” This press is highly automated and designed to deliver superior economics and faster turnaround times. It requires less skilled operators and reduces a printer’s overall environmental footprint. The 75DI® simultaneously images its chemistry-free printing plates on press in precise register at 2540 dpi and supports up to 300 lpi and FM screening. The 75DI goes from digital file to sellable printed sheet in six minutes. The tower press design allows configurations of four to ten colors with a range of productivity enhancing options including aqueous coating, resulting in a press built to meet a specific customer’s needs. The 75DI® offers consistent quality - an exceptionally fast make-ready time and reliable handling across a wide range of substrates. The 75DI® has a maximum operating speed of 16,000 full size sheets per hour which is the equivalent of 96,000 letter-sized sheets.

Presstek 52DI® Digital Offset Press
The Presstek 52DI® is a landscape format 52cm digital offset press with a maximum sheet size of 20.47” x 14.76” and a maximum image area of 20.07” x 14.17,” one of the largest in its class. This press is highly automated and designed to deliver superior economics and faster turnaround times, requires less skilled operators and reduces paper waste. The 52DI® images all four chemistry-free printing plates on press in precise register at 2540 dpi and supports up to 300 lpi and FM screening. The 52DI goes from digital file to sellable printed sheet in 10 minutes. The press design which features Zero Transfer Printing technology, results in consistent quality, an exceptionally fast make-ready time and reliable handling across a wide range of substrates. The 52DI® has a maximum operating speed of 10,000 full size sheets per hour which is the equivalent of 20,000 letter-sized sheets.

Presstek 52DI®-AC Digital Offset Press
The Presstek 52DI®-AC is a 52DI press with an integrated aqueous coater. With the Presstek 52DI®-AC, coating is applied to sheets in one pass through the press without drying problems. Anilox metering precisely measures and controls the amount of coating being applied, reducing waste and further enhancing the quality of the printed sheet. Flood and spot coatings can be applied in a variety of finishes including matte, dull, satin and gloss. The entire printing operation, from plate advancing and imaging to printing and coating, is automated in one compact, easy-to-use press. High quality results are easy to achieve, and print providers will be able to produce more jobs per shift. The 52DI®-AC offers the same format size and resolution as the 52DI®.

Presstek 34DI® Digital Offset Press
The Presstek 34DI® is a portrait format 34cm digital offset press with a maximum sheet size of 13.39” x 18.11” and a maximum image area of 12.99” x 17.22”. This press is highly automated and designed to deliver superior economics, faster turnaround times, require lower skilled operators and reduce paper waste. The Presstek 34DI® images all four chemistry-free printing plates on press in precise register at 2540 dpi and supports up to 300 lpi and FM screening. The 34DI goes from digital file to sellable printed sheet in 10 minutes. The press design which features Zero Transfer Printing technology, results in consistent quality, an exceptionally fast make-ready time and reliable handling across a wide range of substrates. The 34DI® has a maximum operating speed of 7,000 full size sheets per hour which is the equivalent of 14,000 letter-sized sheets.

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

CTP Products

Compass Series
The Compass Series of platesetters includes the 4-page Compass 4000 Series and the 8-page Compass 8000 Series. These highly productive platesetters range in production speeds from 15 to 40 plates per hour. Presstek Compass platesetters, imaging up to 450 lpi (180 l/cm), are ideal for use with Presstek’s Aurora EXP, PhD, and Aeon thermal plates. It also images a range of other low energy (830 nm laser) third-party thermal plates. Users can add several options to further increase automation and productivity; including single or multiple cassette autoloaders and in-line standard or custom plate punches.

Dimension Pro Series
Presstek’s Dimension Pro Series of platesetters are entry-level to mid-range CTP solutions that image thermal plates. The Dimension Pro 800 8-page platesetter images plates up to 45” x 33”, at speeds of up to 16 plates per hour and the Dimension Pro 400 4-page platesetter images plates up to 33” x 39”, at speeds of up to 50 plates per hour.  Presstek’s Aeon, PhD, Aurora EXP and Anthem® Pro plates are well suited for the Dimension Pro Series. It also images a range of other low energy (830 nm laser) third-party thermal plates. An autoloader option is available enabling users to leave the device unattended.

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

PhD 830
PhD 830 is high resolutions preheat, thermal CTP plate that offers run lengths to 250,000 without baking; an optional post-bake will enable runs of one million plus impressions. PhD is a versatile product that operates in 830 nm external drum platesetters. In the pressroom the PhD plate provides fast rollup, excellent ink/water balance, high resistance to ink and chemistry, and durability making it an ideal solution for a broad range of printing applications

Workflow Products

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

We believe that our patented technologies, other intellectual property, thermal plate manufacturing facilities, strategic alliances, distribution network and knowledge of the marketplace positions us to compete in today’s market. Several other companies, however, address markets in which our products are used and have products that are competitive.

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

Manufacturers of high-end electrophotographic technology include, among others, Canon Inc., Hewlett Packard Company, Ricoh Company, Ltd., Eastman Kodak Company, and Xerox Corporation. These electrophotographic imaging systems use either liquid or dry toners to create one to four (or more) color images on paper and typically offer resolutions of between 400 and 1200 dots per inch. These technologies are generally best suited for runs of less than 500 copies or for printing variable data.

Manufacturers of high-end inkjet technology include, Fujifilm Corporation, Xerox Corporation, Hewlett Packard, Dainippon Screen Mfg. Co., Ltd., and Eastman Kodak Company. These devices are new to the market and use inkjet technology to produce color images up to 1200dpi. These devices generally require a special treated paper.

Manufacturers of conventional offset printing presses include, among others, Heidelberger Druckmaschinen AG, Koenig & Bauer AG (KBA), Ryobi Limited (“Ryobi”) and manroland AG. The level of automation on new presses is improving and when combined with an automated CTP system an effective workflow can be established. We believe that conventional offset is best suited for production runs of 20,000 or longer. The quality of print from a conventional offset press will depend on the skill of the operator as well as the process the print establishment uses to deliver the plate to the press.

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

Computer-to-Plate

Most of the major companies in the industry have developed or sourced off-press CTP imaging systems. Potential competitors in this area include, among others, Agfa Gevaert N.V. (“Agfa”), Kodak, Screen, Fuji Photo Film Co., Ltd. (“Fuji”), and Heidelberg, combinations of these companies, and other smaller or lesser-known companies. Many of these devices utilize printing plates that require a post-imaging photochemical developing step and/or other post processing steps such as post bake treatment.

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

Supplies

Our broad portfolio of equipment, supplies, and service has several competitors. In addition to those mentioned above, competitors include for Prepress: ECRM and RIPit; for Press: Ryobi, Hamada, Xerox Corporation, Canon Inc., Ricoh Company, Ltd. and Hewlett Packard Company; for Service: General Binding Corp., Kodak, Service On Demand and some independent providers; for Dealers: Xpedx, Pitman and Fuji Graphic Systems.

Patents, Trademarks and Proprietary Rights

Our general policy has been to seek patent protection for those inventions and improvements likely to be incorporated into our products and services or where proprietary rights will improve our competitive position. As of December 31, 2011, our worldwide patent portfolio included over 400 patents. We believe these patents, which expire from 2012 through 2027, are material in the aggregate to our business. We have applied for and are pursuing applications for 17 additional U.S. patents and 6 foreign patents. We have registered, or applied to register, certain trademarks in the U.S. and other countries, including Presstek, DI®, Dimension, ProFire®, Anthem®, Aeon, and PearlDry®. We anticipate that we will apply for additional patents, trademarks, and copyrights, as deemed appropriate.

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

Research and Development

Research and development expenses related to our continued development of products incorporating DI® and CTP technologies were $4.4 million, $4.3 million and $5.0 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Additionally, the Company capitalizes costs related to the design and development of prototypes by third parties that incorporate Presstek products and technology.  Capitalized development costs were $1.2 million, $1.2 million and $1.1 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

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

Employees

At December 31, 2011, we had 384 employees worldwide. Of these, 20 are engaged primarily in engineering, research and development; 70 are engaged in sales and marketing; 165 are engaged in service and customer support; 86 are engaged primarily in manufacturing, manufacturing engineering and quality control; and 43 are engaged primarily in corporate management, administration and finance.

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

Infrared	light lying outside of the visible spectrum beyond its red-end, characterized by longer wavelengths; used in our thermal imaging process

Lines per inch (lpi)	The number of lines in an inch, as found on screens that create four-color process images, the more lines per inch the more detailed the printed image will be.

Lithography	printing from a single plane surface under the principle that the image area carries ink and the non-image area does not, and that ink and water do not mix

Off-press	making a printing plate from either an analog or digital source independent of the press on which it will be used

On-press	the use of Presstek’s direct imaging technologies to make a plate directly from a digital file on the press

Makeready	all activities required to transition from the end of one print job to the first sellable sheet of a second print job

Moiré patterns	undesirable pattern in halftones and screen tints made by improperly aligned screens

Open platform CTP Plates	CTP plates that work on a range of platesetters from various manufacturers, allowing access to a broader market segment

PEARL	the name associated with Presstek’s first generation laser imaging technologies and related products and consumables

ProFire® and ProFire® Excel imaging systems	the Presstek components required to convert a conventional printing press into a direct imaging press, including laser diode arrays, computers and electronics

Platemaking	the process of applying a printable image to a printing plate

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

The general economic and capital market slowdown in the United States and other parts of the world over the past three years have adversely affected access to capital and increased the cost of capital. If these conditions continue or become worse, our future access to capital markets could be adversely affected and the cost of debt and equity capital could increase. While the Company has  a revolving credit facility, if the need arises for additional financing, the inability to obtain adequate financing from debt and/or equity sources could force us to self-fund capital expenditures and strategic initiatives, forgo some opportunities, or possibly discontinue certain operations.

Our credit agreement expires in March 2013 and requires that we meet certain financial performance metrics and restricts certain activities.

The Company’s current credit agreement expires in March 2013, and there can be no assurance that the Company will be able to obtain an extension of the current credit agreement or obtain adequate financing from another source.  Under the terms of the Company’s credit agreement, the Company is required to meet or exceed certain financial performance metrics.  The Company’s failure to achieve these performance metrics would result in a default under the credit agreement, which could have a material adverse effect on our business, results of operations and financial condition. In addition, we are restricted under the credit agreement in our ability to enter into certain transactions, and to make certain investments and capital expenditures above established levels.  These restrictions, among others in the credit agreement, may restrict our ability to meet our growth and financial performance targets.

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

We intend to continue expanding our global sales operations and enter additional international markets in order to increase market awareness and acceptance of our line of products and generate increased revenues, which will require significant management attention and financial resources. International sales are subject to a variety of risks, including difficulties in establishing and managing international distribution channels, in serving and supporting products sold outside the U.S.and in translating products and related materials into foreign languages. International operations are also subject to difficulties in collecting accounts receivable, staffing and managing personnel and enforcing intellectual property rights. Other factors that can adversely affect international operations include the impact of local laws and regulations, fluctuations in the value of foreign currencies and currency exchange rates, changes in import/export duties and quotas, introduction of tariff or non-tariff barriers and economic or political changes in international markets.

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

The Company has sustained significant losses in prior periods. The ability of the Company to generate profits in fiscal 2012 and beyond is dependent upon its ability to generate revenues and effectively manage costs. We may need to generate significant increases in revenues to generate profits, and we may not be able to do so. If our revenues grow more slowly than we anticipate or decrease, or if our operating expenses increase more than we expect or cannot be reduced in the event of lower revenues, our business will be adversely affected. Additionally, future losses could negatively impact our borrowing availability under our existing credit agreement and/or our ability to meet the covenants of our existing credit agreement which could limit our access to additional resources and have a negative affect on our liquidity. Even if we become profitable in the future on a quarterly or annual basis, we may not be able to sustain or increase such profitability year to year.

We have intangible assets, and if we are required to write-down any of these assets, it would reduce our net income, which in turn could have a material adverse effect on our results of operations.

We have intangible assets. Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with FASB Accounting Standards Codification  (“ASC”)Topic 360, (originally issued as SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”)). Recoverability of intangible assets with estimated lives and other long-lived assets is measured by comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Reductions in our net income caused by the write-down of any of these intangible assets could materially and adversely affect our results of operations.

Our quarterly revenues and operating results are likely to fluctuate significantly.

Due primarily to the high cost of the Company’s digital off-set presses relative to the amount of our quarterly revenues, our quarterly revenues and operating results are difficult to predict since a small fluctuation in the number of presses sold could cause a significant fluctuation in quarterly revenues.  Our revenue levels have varied in the past, and may fluctuate significantly from quarter to quarter. Accordingly, our quarterly results may fluctuate from quarter to quarter based upon the number of digital off-set presses that are sold in a particular quarter. In addition, we base our current and future expense levels in part on our estimates of future revenues. Our expenses are largely fixed in the short-term and we may not be able to adjust our spending in a timely manner if our revenues fall short of our expectations. Accordingly, a revenue shortfall in a particular quarter would have an adverse effect on our operating results for that quarter. In addition, our quarterly operating results may fluctuate for many other reasons, including, without limitation:

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

As part of the Company’s strategy, we have recently introduced several new products. Achieving and maintaining market acceptance for any product requires substantial marketing and distribution efforts and the dedication of financial and other resources. We may not have sufficient resources to achieve and maintain market acceptance of new products. Additionally, there can be no assurance that our existing product offerings will achieve and maintain market acceptance or that any of our other current products or any future products that we may develop or any future products produced by others that incorporate our technologies will achieve market acceptance or become commercially successful. If these product offerings do not achieve anticipated market acceptance, we may not achieve anticipated revenue and profitability.

If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud. As a result, investors may lose confidence in our financial reporting and disclosures.

The Sarbanes-Oxley Act of 2002 and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting. Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.

Management’s Report on Internal Control over Financial Reporting included in this Annual Report on Form 10-K, concludes that as of December 31, 2011 our internal control over financial reporting was effective.  Although we exercise significant efforts to maintain effective controls, our continued assessment may reveal deficiencies in our internal control over financial reporting and our disclosure controls or procedures. Such deficiencies may adversely impact our ability to report accurately and in a timely manner our financial condition and results of operations in the future, which may cause investors to lose confidence in our financial reporting. Moreover, effective internal and disclosure controls are necessary to produce accurate, reliable financial reports and to detect and prevent fraud.

Our success is partially dependent on our ability to maintain and protect our proprietary rights.

Our future success will depend, in part, upon our intellectual property, including patents, trademarks, trade secrets, proprietary know-how, source codes and continuing technological innovation. We have been issued a number of U.S. and foreign patents and we intend to register for additional patents where we deem appropriate. These patents expire on various dates from 2012 to 2027. We also hold several registered trademarks and we may register additional trademarks where we deem appropriate. There can be no assurance, however, as to the issuance of any additional patents or trademarks or the breadth or degree of protection that our patents, trademarks or other intellectual property may afford us. The steps we have taken to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. Further, the laws of certain territories in which our products are or may be developed, manufactured or sold, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

We have taken and may take in the future, legal action to protect our patent and trademark rights from infringement by others. We have also defended actions brought against us relating to the validity of our patent rights. In the course of pursuing or defending any of these actions we could incur significant costs and diversion of our resources. Due to the competitive nature of our industry, it is unlikely that we could increase our product prices to cover such costs. There can be no assurance that we will have the financial or other resources necessary to successfully defend a patent infringement or proprietary rights violation action. Moreover, we may be unable, for financial or other reasons, to enforce our rights under any patents we may own. Such litigation is costly and is subject to uncertain results that could have a material effect on our business, results of operations and financial condition.

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

We also compete with stand-alone CTP imaging devices for single and multi-color applications. Most of the major corporations in the graphic arts industry have developed and are marketing off press CTP imaging systems. To date, devices manufactured by our competitors, for the most part, utilize printing plates that require a post imaging photochemical developing step, and in some cases, also require a heating process. Competitors in this area include, among others, Agfa, Screen, Heidelberg, Fuji and Kodak.

We also have competition from plate manufacturing companies that manufacture printing plates, including digital thermal plates. These companies include Agfa, Kodak and Fuji. The introduction of a competitive plate could reduce the revenue generated by Presstek and could have a material adverse effect on our business, results of operations and financial condition.

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

We were notified by the NASDAQ Stock Market (“NASDAQ”) on October 24, 2011 that we were no longer in compliance with the NASDAQ’s minimum bid price listing requirement. We have until April 23, 2012 to regain compliance with the minimum bid price rule that requires, among other things, that the average closing price of our common stock be above $1.00 per share for a minimum of ten consecutive trading days prior to that date.  During this time, our common stock continues to be listed on the NASDAQ and trades as usual.  Despite our efforts, there can be no assurance that we will be in compliance with the NASDAQ’s continued listing requirements at or prior to April 23, 2012, or that we will not subsequently fail to satisfy the continued listing requirements.  If at the end of any cure period, we are not in compliance with the NASDAQ’s continued listing requirements, our common stock may be subject to delisting. A delisting could: (i) reduce the liquidity and market price of our common stock; (ii) negatively impact our ability to raise equity financing; (iii) prevent us from accessing the public capital markets; and (iv) materially and adversely impact our results of operations and financial condition.  We would seek shareholder approval to authorize a reverse stock split in order to increase the price of the common stock and satisfy the minimum bid price requirement, although there can be no assurance that we would be able to obtain such shareholder approval.

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

In addition to the properties referenced above, we also lease a number of small sales and marketing offices in the U.S. and internationally. We believe that our existing facilities are adequate for our needs for at least the next twelve months.

All of the properties we own are pledged as security for our credit facility; please refer to Note 8 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

We believe that our existing facilities are well maintained, in good operating condition and are adequate for our current and expected future operations.

Item 3. Legal Proceedings.

Presstek is a party to litigation that it considers routine and incidental to its business, however it does not expect the results of any of these actions to have a material adverse effect on its business, results of operation or financial condition.

Item 4. Mine Safety Disclosures.

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

	High	Low
Fiscal year ended December 31, 2011
First quarter	$2.73	$1.98
Second quarter	$2.06	$1.38
Third quarter	$1.87	$0.67
Fourth quarter	$0.85	$0.43

Fiscal year ended January 1, 2011	High	Low
First quarter	$5.09	$2.15
Second quarter	$5.19	$2.35
Third quarter	$3.41	$1.55
Fourth quarter	$2.33	$1.73

On March 15, 2012, there were 2,024 holders of record of our common stock. The closing price of our common stock was $0.62 per share on March 15, 2012.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during fiscal 2011.

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

(in thousands, except per-share data)
	Fiscal year ended
	December 31,	January 1,	January 2,	January 3,	December 29,
	2011	2011	2010	2009	2007

Revenue	$120,005	$128,577	$134,458	$193,252	$246,573
Cost of revenue	85,350	86,679	92,266	124,511	177,346

Gross profit	34,655	41,898	42,192	68,741	69,227

Operating expenses
Research and development	4,398	4,305	4,975	5,144	4,969
Sales, marketing and customer support	20,280	21,562	24,967	29,937	39,194
General and administrative	17,319	21,468	21,912	25,496	33,172
Amortization of intangible assets	869	805	926	1,084	2,168
Restructuring and special charges (credits)	1,911	564	1,684	2,108	2,714
Goodwill impairment	-	-	19,114	-	-
Total operating expenses	44,777	48,704	73,578	63,769	82,217

Operating income (loss)	(10,122)	(6,806)	(31,386)	4,972	(12,990)

Other income (expense), net	(2,083)	(1,244)	(1,389)	938	(1,254)

Income (loss) from continuing operations
before income taxes	(12,205)	(8,050)	(32,775)	5,910	(14,244)
Provision (benefit) for income taxes	223	2,503	16,334	2,780	(3,889)

Income (loss) from continuing operations	(12,428)	(10,553)	(49,109)	3,130	(10,355)
Loss from discontinued operations, net of income tax	-	(70)	(740)	(2,606)	(1,849)

Net income (loss)	$(12,428)	$(10,623)	$(49,849)	$524	$(12,204)

Earnings (loss) per share - basic
Income (loss) from continuing operations	$(0.33)	$(0.29)	$(1.34)	$0.09	$(0.29)
Loss from discontinued operations	-	(0.00)	(0.02)	(0.08)	(0.05)
	$(0.33)	$(0.29)	$(1.36)	$0.01	$(0.34)

Earnings (loss) per share - diluted
Income (loss) from continuing operations	$(0.33)	$(0.29)	$(1.34)	$0.09	$(0.29)
Loss from discontinued operations	-	(0.00)	(0.02)	(0.08)	(0.05)
	$(0.33)	$(0.29)	$(1.36)	$0.01	$(0.34)

Weighted average shares outstanding
Basic	37,287	36,898	36,744	36,596	36,199
Diluted	37,287	36,898	36,744	36,605	36,199

	As of
	December 31,	January 1,	January 2,	January 3,	December 29,
	2011	2011	2010	2009	2007

Working capital (this excludes discontinued operations)	$14,772	$22,312	$19,324	$34,670	$35,337
Total assets	$69,813	$80,525	$104,535	$157,513	$192,827
Total debt and capital lease obligations	$13,757	$10,252	$17,910	$16,489	$35,535
Stockholders' equity	$39,216	$49,178	$56,848	$102,531	$106,892

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

Overview of the Company

The Company is a provider of high-technology, digital-based printing solutions to the commercial print segment of the graphic communications industry. The Company designs, manufactures and distributes proprietary and non-proprietary solutions aimed at serving the needs of a wide range of print service providers worldwide. Our proprietary digital imaging and advanced technology consumables offer superior business solutions for commercial printing focusing on the growing need for short-run, high quality color applications. We have helped to lead the industry’s transformation from analog print production methods to digital imaging technology. We are a leader in the development of advanced printing systems using digital imaging equipment, workflow and consumables-based solutions that economically benefit the user through streamlined operations and chemistry-free, environmentally responsible solutions. We are also a leading sales and service channel across the entire commercial and in-plant printing segments.

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

We currently have one reporting segment; the Presstek segment. Presstek is primarily engaged in the development, manufacture, sourcing, selling and servicing of our business solutions using patented digital imaging systems and patented printing plate technologies. We also provide traditional analog systems and related equipment and supplies for the graphic arts and printing industries.

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

To complement our direct sales efforts, in certain territories, we maintain OEM reseller agreements with Heidelberg and Ryobi around DI consumables which they resell to their legacy installed base of DI equipped presses. Presstek continues to sell DI consumables to the legacy installed base of KBA Karat (“KBA”) presses.

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

Fiscal 2011 Highlights

The worldwide economic conditions continued to adversely impact our business in 2011. Overall commercial print industry volume was low again as companies held back on general advertising and promotional materials, and uncertainty regarding the economy and tightening credit markets led to delays in capital purchase decisions. As a result of the continuing economic slowdown, as well as continuing erosion due to technological changes impacting our traditional product business, revenues in fiscal 2011 of $120.0 million were down $8.6 million, or 6.7%, compared to the prior year.

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

Cost Reduction Initiatives

Over the last three years the Company has made substantive changes to reduce its cost structure and scale its business to match its revenue stream.  The Company is currently positioned to meet the demand of its existing customer base and has the capacity to increase production when demand improves.

Use of Non-GAAP Measures

Adjusted EBITDA is a financial measure which is not prescribed or authorized by the U.S. generally accepted accounting principles (“GAAP”).  Adjusted EBITDA, as we define it, reflects earnings excluding the impact of interest expense, provision for income taxes, depreciation expense, amortization expense, stock-based compensation expense, restructuring and special charges and other non-recurring charges or credits.

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

Adjusted EBITDA was negative $1.4 million, positive $4.0 million and negative $1.6 million in fiscal 2011, 2010 and 2009, respectively.  The following table represents a reconciliation of GAAP amounts (“Net Income (Loss) from Continuing Operations”) to Non-GAAP amounts (“Adjusted EBITDA”) for fiscal 2011, 2010 and 2009 (in thousands of dollars).

	2011	2010	2009

Net Income (Loss) from Continuing Operations	(12,428)	$(10,553)		$(49,109)
Add Back:
Interest expense, net	1,218	1,049		1,116
Provision for income taxes	223	2,503		16,334
Depreciation and amortization	4,786	4,841		4,733
Non-cash portion of equity compensation(1)	1,512	3,662		1,702
Impairment and other non-cash charges(2)	1,399	1,935		21,938
Restructuring and other charges	1,911	564		1,684
Adjusted EBITDA	(1,379)	$4,001	$	(1,602)
(1) includes charges for bonus plan payable in Presstek stock and stock-based compensation
(2) includes a customer bad debt charge in 2011 and 2010 and for 2009 a goodwill write-off and inventory charge

General

The Company operates and reports on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements presented herein include the financial results for the 52-week fiscal year ended December 31, 2011 (“fiscal 2011” or “2011”),  the 52 – week fiscal year ended January 1, 2011 (“fiscal 2010” or “2010”),  and the 52-week fiscal year ended January 2, 2010 (“fiscal 2009” and “2009”).

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

Results of Operations

Results of operations in dollars and as a percentage of revenue were as follows (in thousands of dollars):

	Fiscal year ended
	December 31, 2011		January 1, 2011		January 2, 2010
		% of revenue		% of revenue		% of revenue
Revenue
Equipment	$20,743	17.3	$21,413	16.7	$19,646	14.6
Consumables	76,276	63.5	82,300	64.0	85,741	63.8
Service and parts	22,986	19.2	24,864	19.3	29,071	21.6
Total revenue	120,005	100.0	128,577	100.0	134,458	100.0

Cost of revenue
Equipment	22,941	19.1	21,924	17.1	23,916	17.8
Consumables	43,702	36.4	44,920	34.9	46,765	34.8
Service and parts	18,707	15.6	19,835	15.4	21,585	16.0
Total cost of revenue	85,350	71.1	86,679	67.4	92,266	68.6

Gross profit	34,655	28.9	41,898	32.6	42,192	31.4

Operating expenses
Research and development	4,398	3.7	4,305	3.3	4,975	3.7
Sales, marketing and customer support	20,280	16.9	21,562	16.8	24,967	18.6
General and administrative	17,319	14.4	21,468	16.7	21,912	16.3
Amortization of intangible assets	869	0.7	805	0.6	926	0.7
Restructuring and other charges	1,911	1.6	564	0.4	1,684	1.3
Goodwill impairment	-	-	-	-	19,114	14.2
Total operating expenses	44,777	37.3	48,704	37.9	73,578	54.8

Operating loss	(10,122)	(8.4)	(6,806)	(5.3)	(31,386)	(23.4)
Interest and other income (expense), net	(2,083)	(1.7)	(1,244)	(1.0)	(1,389)	(1.0)
Loss from continuing operations before income taxes	(12,205)	(10.2)	(8,050)	(6.3)	(32,775)	(24.4)
Provision for income taxes	223	0.2	2,503	1.9	16,334	12.1

Loss from continuing operations	(12,428)	(10.4)	(10,553)	(8.2)	(49,109)	(36.5)
Loss from discontinued operations, net of income taxes	-	-	(70)	(0.1)	(740)	(0.6)

Net loss	$(12,428)	(10.4)	$(10,623)	(8.3)	$(49,849)	(37.1)

Fiscal 2011 Compared to Fiscal 2010

Revenue

Consolidated revenues were $120.0 million in 2011 compared to $128.6 million in the prior year, a decrease of 7%.  The decline in revenues was driven primarily by the continuing erosion of our traditional plates and consumables product lines as well as our overall service business.

Net equipment revenues were $20.7 million in 2011 compared to $21.4 million in the prior year, a decrease of 3%.  Customers are continuing to delay capital equipment purchases during this weak economy and financing remains difficult to obtain.  Gross revenue of DI® presses increased by $1.6 million, or 10%, to $16.9 million in 2011, driven by the successful launch of our 75DI press.  Gross revenue of our CTP portfolio of equipment, defined as Dimension Excel, Dimension Pro, Compass, and Vector platesetters, declined from $3.7 in 2010 to $2.4 million in the current year.  Gross revenue of our traditional line of equipment, defined as polyester CTP platesetters and conventional equipment and peripherals, declined from $3.1 million in 2010 to $2.2 million in the current year.

Consumables product revenues declined 7%, from $82.3 million in 2010 to $76.3 million in the current year, due primarily to the impact of the weakening economy and the continuing erosion of our traditional plate and consumables product lines.  Sales of DI plates declined from $17.1 million in 2010 to $15.8 million in 2011.  Sales of Presstek’s line of proprietary CtP plates declined from $12.9 million in 2010 to $11.2 million in 2011.  Sales of Presstek’s line of open platform CtP plates, defined as Aurora, AEON, and PhD, increased by 38% to $3.2 million in 2011 compared to the prior year.  Sales of the remaining lines of traditional plates and consumables decreased from $49.6 million in 2010 to $45.8 million in the current year.

Service and parts revenues were $23.0 million in 2011 reflecting a decrease of $1.9 million, or 8%, from the prior year.  The decrease is due primarily to the impacts on service of the overall decrease in equipment placements, a reduction in installation and training revenues, and a general trend by customers to defer service maintenance in order to save money in a difficult economy.

Cost of Revenue

Consolidated cost of product, consisting of costs of material, labor and overhead, shipping and handling costs and warranty expenses, was $66.6 million in 2011 compared to $66.8 million in the prior year.

Consolidated cost of service and parts declined from $19.8 million in 2010 to $18.7 million in 2011, a reduction of 6%.  These amounts represent the cost of spare parts and labor and overhead expense associated with the ongoing service of products.  The reduction in overall cost is due primarily to lower field service expenses resulting from cost reduction initiatives, as well as lower revenues.

Gross Profit

Gross profit as a percentage of product revenues was 31.3% in 2011 compared to 35.5% in 2010.  Lower margins were primarily the result of unfavorable equipment and consumables product mix, a stronger Yen, and unabsorbed manufacturing overhead in our factories resulting from lower overall production.

Gross profit as a percentage of service revenues was 18.6% in 2011 compared to 20.2% in 2010.  The decrease is primarily due to reduced revenues, the impact of which was not fully offset by field service cost reductions.

Research and Development

Research and development expenses primarily consist of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment and consumables development efforts.  Research and development expenses increased to $4.4 million in fiscal 2011 compared to $4.3 million in the prior year.

Sales, Marketing and Customer Support

Sales, marketing and customer support expenses primarily consist of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs associated with sales, marketing and customer support activities.

Sales, marketing and customer support expenses decreased from $21.6 in fiscal 2010 to $20.3 million in 2011.  Favorable expense levels were due primarily to lower payroll related costs resulting from cost reduction actions as well as lower trade show expense.

General and Administrative

General and administrative expenses are primarily comprised of payroll and related expenses, including stock compensation, for personnel, contracted professional services necessary to conduct our general management, finance, information systems, human resources, legal and administrative activities and bad debt reserves.

General and administrative expenses declined from $21.5 million in 2010 to $17.3 million in 2011, a reduction of $4.2 million, or 19%.  Favorable expense levels in 2011 were due in large part to cost reduction initiatives undertaken throughout the year in response to the ongoing difficult economic environment, as well as lower non-cash stock compensation.

Amortization of Intangible Assets

Amortization expense was $0.9 million in fiscal 2011 compared to $0.8 million in 2010.  This expense relates to intangible assets recorded in connection with the Company’s 2004 acquisition of assets from A.B. Dick, 75DI development costs, patents, and other purchased intangible assets.

Restructuring and Other Charges

Restructuring and other charges of $1.9 million in fiscal 2011 increased from $0.6 million in fiscal 2010.  Expenses incurred during 2011 include restructuring costs related to various cost reduction activities taken in response to the weakening economy. The Company anticipates that the majority of the payments related to the above restructuring actions will be completed by the fourth quarter of 2012.

Interest and Other Income (Expense), Net

Consolidated interest and other income (expense), net, was an expense of $2.1 million in 2011 compared to expense of $1.2 million in 2010. The increase in expense is comprised of additional foreign currency translation expense of $0.5 million, increased interest expense of $0.2 million, and lower miscellaneous other income of $0.2 million.

Provision for Income Taxes

Our effective tax rate was (1.83%) in fiscal 2011 and (31.1%) in fiscal 2010.  The variance from the federal statutory rate for fiscal 2011 is mainly due to the fact that the Company has not provided a tax benefit on its current year losses due to the uncertainty of the realization of its net operating loss carryforwards and other net deferred tax assets. The Company’s 2011 provision for income taxes consists of deferred tax expense related to a change in the elimination of profit in ending inventory, current state taxes payable and a return to provision adjustment related to an international subsidiary.  The variance from the federal statutory rate in fiscal 2010 was primarily due to an increase in the valuation allowance provided against the Company’s deferred tax assets in the UK, Canada and Germany and the fact that the Company did not provide a tax benefit on U.S. losses in fiscal 2010 due to the uncertainty of the realization of its net operating loss carryforwards and other net deferred tax assets in the U.S.

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

Equipment revenues were $21.4 million in 2010 compared to $19.6 million in the prior year, an increase of 9%.  Equipment sales continued to be impacted by the deterioration of the economy and we continue to see some reluctance by small to mid-size customers in our North American market to make capital equipment purchases in this environment, and financing remains difficult to obtain.  Gross revenue of growth portfolio DI® presses and peripherals declined slightly from $15.7 million in 2009 to $15.3 million in the prior year.  Gross revenue of our remaining growth portfolio of equipment, Dimension Excel, Dimension Pro, Compass, and Vector platesetters, declined from $4.3 in 2009 to $3.7 million in the prior year.  Our “traditional” line of equipment is defined as QMDI presses, polyester CTP platesetters, and conventional equipment. Gross revenues from our traditional line of equipment products increased from $2.2 million in 2009 to $3.1 million in the prior year.  As a percentage of gross equipment product revenue, net sales of growth portfolio products decreased to 85.9% of revenue in fiscal 2010 from 90.0% of revenue in fiscal 2009.

Consumables product revenues declined 4% from $85.7 million in 2009 to $82.3 million in the current year due primarily to the increases in our “growth” consumables being more than offset by the anticipated lower sales of our “traditional” portfolio of consumables as customers move away from analog to digital workflows. Sales of Presstek’s “growth” portfolio of consumables, defined as 52DI®, 34DI®, and chemistry-free CTP plates, increased from $31.0 million in 2009 to $32.3 million in the prior year.  Overall sales of Presstek’s growth portfolio of DI plates increased from $16.7 million in 2009 to $17.1 million in 2010. Sales of chemistry-free CTP plates increased by 6% in 2010 from $14.4 million in 2009. Sales of Presstek’s traditional plate products, consisting of QMDI, other DI®, and polyester plates, declined from $32.1 million in 2009 to $29.1 million in the prior year, while sales of other traditional consumables products declined from $22.2 million to $20.5 million in the year.

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

Gross profit as a percentage of service revenues was 20.2% in 2010 compared to 25.7% in 2009.  The decrease is primarily due to reduced revenues, the impact of which was not fully offset by field service cost reductions.

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

Provision for Income Taxes

Our effective tax rate was (31.1%) in fiscal 2010 and (49.8%) in fiscal 2009.  The variance from the federal statutory rate for fiscal 2010 was primarily due to an increase in the valuation allowance provided against our net deferred tax assets in the UK, Canada and Germany and the fact that the Company did not provide a tax benefit on U.S. losses in fiscal 2010 due to the uncertainty of the realization of its net operating loss carryforwards and other net deferred tax assets in the U.S.  The variance from the federal statutory rate in fiscal 2009 was primarily due to an increase in the valuation allowance provided against the Company’s U.S. deferred tax assets since it was not deemed to be more likely than not that the benefits from these deferred tax assets would be realized.

Discontinued Operations

The Company accounts for its discontinued operations under the provisions of FASB ASC Topic 360, (originally issued as SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”)). Accordingly, results of operations and the related charges for discontinued operations have been classified as “Loss from discontinued operations, net of income taxes” in the accompanying Consolidated Statements of Operations. Assets and liabilities of discontinued operations have been reclassified and reflected on the accompanying Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations”. For comparative purposes, all prior periods presented have been reclassified on a consistent basis.

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

Results of operations of the discontinued business of Lasertel consist of the following (in thousands, except per-share data):

	January 1, 2011	January 2, 2010
Revenue	$1,394	$13,488
Profit (loss) before other charges	(555)	1,621
Impairment charge	-	(1,428)
Transaction costs related to sale	-	(933)
Gain on disposition	485	-
Loss before income taxes	(70)	(740)
Provision (benefit) for income taxes	--	--
Net loss from discontinued operations	$(70)	$(740)
Loss per diluted share	$0.00	$(0.02)

There were no assets and liabilities of the discontinued business of Lasertel at December 31, 2011.

Liquidity and Capital Resources

We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings. At December 31, 2011, we had $2.5 million of cash and cash equivalents and $14.8 million of working capital, compared to $4.2 million of cash and cash equivalents and $22.3 million of working capital at January 1, 2011.

Continuing Operations

Our operating activities used $3.9 million of cash generation in fiscal 2011. Cash used by operating activities came from a net loss of $12.4 million offset by positive adjustments of $8.6 million for non-cash charges including depreciation, amortization, provisions for warranty costs, accounts receivable allowances, stock compensation expense and loss on disposal of assets.

We used $1.5 million of net cash for investing activities during fiscal 2011 primarily for additions to property, plant and equipment and additions to developed technology costs. The addition to developed technology relate to the design and prototyping of our new 75DI® digital offset press.

Our financing activities provided $3.6 million of cash, consisting primarily of $3.5 million of cash borrowings under our lines of credit.

Liquidity

On March 5, 2010, the Company entered into a Revolving Credit and Security Agreement (“Credit Agreement”) among the Company and PNC Bank, National Association (“PNC”), as Lender and as administrative agent for Lenders (PNC, in such agency capacity, the “Agent”).

The Credit Agreement, which has a term expiring on March 5, 2013, provides for funding of up to $25.0 million through a revolving credit facility (the “Revolver”).  Borrowing availability under the Revolver is determined based on a percentage of eligible accounts receivable and inventory of the Company and certain of its subsidiaries.  The Company may terminate the Credit Agreement at any time prior to the maturity date upon thirty (30) days’ prior written notice and upon payment in full of all outstanding obligations under the Credit Agreement.  If the Company terminates the Credit Agreement within the first 35 months the Company must pay an early termination fee as specified in the Credit Agreement.  The Credit Agreement requires the Company to prepay a portion of borrowings under the Credit Agreement out of the proceeds of certain dispositions of property.

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

Under the Credit Agreement the Company is required to provide monthly Borrowing Base Certificates to the Agent that become the basis for calculating the Credit Agreement’s Formula Amount.  The Formula Amount, capped at $25 million, represents the maximum amount of advances available to the Company at a given point in time.  The Formula Amount is normally calculated 20 days subsequent to the close of each fiscal month.  Because of the timing delay, the Agent utilizes a process that estimates the maximum amount available daily during each fiscal period.  As of December 31, 2011 the Formula Amount was $17.9 million and the Company had outstanding balances on its line of credit of $13.8 million.  The amount available under the credit line, based on the Formula Amount, was $4.1 million as of December 31, 2011.  The computed preliminary availability based on the daily estimation process was $3.6 million as of that date.

Under the terms of the Credit Agreement, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions and divestitures, with certain exceptions.  The key financial covenants include a requirement for the Company to maintain a certain fixed charge coverage ratio and a limit on capital expenditures for the Company’s first, second, third and fourth fiscal quarters in 2010 of $385,000, $1,238,000, $1,139,000 and $614,000, respectively, and $4,000,000 in each fiscal year thereafter.  As of December 31, 2011 the Credit Agreement required the Company to maintain a rolling four quarter cumulative fixed charge coverage ratio of 1.0 to 1.0.  Pursuant to an amendment to the Credit Agreement dated February 7, 2012, the fixed charge coverage ratio has been changed.  The Company is required to maintain a fixed charge coverage ratio of 1.25 to 1.0 for the following periods: with respect to the fiscal quarter ending on or about March 31, 2012, for the fiscal quarter then ending; with respect to the fiscal quarter ending on or about June 30, 2012, for the two fiscal quarters then ending; with respect to the fiscal quarter ending on or about September 30, 2012, for the three fiscal quarters then ending; with respect to the fiscal quarter ending on or about December 31, 2012 and for each fiscal quarter ending thereafter, in each case for the four fiscal quarters then ending.  In addition, pursuant to the amendment dated February 7, 2012, the Availability Block (as defined in the Loan Agreement) of $2 million, which was to be re-established on January 31, 2012, will be re-established on the following schedule: (i) for the period commencing on January 31, 2012 and ending on the last day of the fiscal quarter ending on or about March 31, 2012, $1.0 million, (ii) for the period commencing on the first day of the fiscal quarter commencing on or about April 1, 2012 and ending on the last day of such fiscal quarter, $1.25 million, (iii) for the period commencing on the first day of the fiscal quarter commencing on or about July 1, 2012 and ending on the last day of such fiscal quarter, $1.5, (iv) for the period commencing on the first day of the fiscal quarter commencing on or about October 1, 2012 and ending on the last day of such fiscal quarter, $1.75 million and (v) for the period commencing on the first day of the fiscal year commencing on or about January 1, 2013 and through the expiration of the Loan Agreement, $2.0 million.

As of December 31, 2011 the Company was fully in compliance with all financial covenants.  The fixed charge ratio for the quarter ended December 31, 2011 was 1.3 to 1.0, in excess of the 1.0 to 1.0 minimum required ratio.  Additionally, since the inception of the Credit Agreement, the Company’s quarterly capital expenditures have been well below the maximum levels allowed.

Our liquidity is dependent on availability under our current Credit Agreement.  This availability is a function of both our cash generated by operations and our borrowing base availability (primarily based on eligible inventories and accounts receivable) and compliance with our debt covenants.  Management believes there will be adequate availability and compliance with debt covenants throughout 2012.  However, a significant decline in operating results could have a negative impact and may require management to scale back on capital expenditures and/or other operating activities.

The weighted average interest rate on the Company’s short-term borrowings was 4.50% at December 31, 2011 and 4.59% at January 1, 2011.

Contractual Obligations

Our contractual obligations at December 31, 2011 consisted of the following (in thousands):

		Payments due by period
	Total	Less than one year	One to three years	Three to five years	Five or more years

Senior secured credit facilities	$13,757	$13,757	$-	$-	$-
Purchase commitments	1,069	1,069	-	-	-
Operating leases	3,879	2,182	1,697	-	-

Total contractual obligations	$18,705	$17,008	$1,697	$-	$-

In fiscal 2000, we entered into an agreement with Fuji, whereby minimum royalty payments to Fuji are required based on specified sales volumes of our A3 format size four-color sheet-fed DI presses. The agreement provides for total royalty payments to be no less than $6 million and not greater than $14 million over the life of the agreement. As of December 31, 2011, the Company had paid Fuji $9.7 million related to this agreement. Royalty payments under this agreement totaled $0.1 million, $0.3 million and $0.4 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The Company’s maximum remaining liability under the royalty agreement at December 31, 2011, was $4.3 million.

From time to time we have engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party. In certain situations, we may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, we may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, we would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). Generally, the Company’s liability for these recourse agreements is limited to 9.5% of the amount outstanding. The maximum contingent obligation under these shortfall payment arrangements is estimated to be $0.5 million at December 31, 2011.

Effect of Inflation

Inflation has not had a material impact on our financial conditions or results of operations.

Net Operating Loss Carryforwards

At December 31, 2011, we had U.S. net operating loss (NOL) carryforwards for tax purposes totaling $114.7 million, of which $58.7 million resulted directly from stock option compensation deductions for U.S. federal tax purposes and $56.0 million resulted from overall operating losses. To the extent that net operating losses resulting from stock option compensation deductions result in reduction of current taxes payable, the benefit will be credited directly to additional paid-in capital. The Company’s ability to utilize its NOL and credit carryforwards may be limited in the future if the Company experiences an ownership change of more than 50 percentage points in stock ownership by one or more 5% shareholders over a three year period, as provided in the Internal Revenue Code..

At December 31, 2011, the Company has net operating loss carryforwards of approximated $15.0 million at its UK subsidiary with an indefinite carryforward period, and $0.5 million at its Canadian subsidiary which expire at various dates through 2021.

Critical Accounting Policies and Estimates

General

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements. Estimates and assumptions also affect the amount of reported revenue and expenses during the period. Management believes the most judgmental estimates include those related to product returns; allowances for doubtful accounts; slow-moving and obsolete inventories; income taxes; the valuation of intangible assets, long-lived assets and deferred tax assets and stock-based compensation. We base our estimates and assumptions on historical experience and various other appropriate factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a complete discussion of our accounting policies, see Note 2 to our consolidated financial statements appearing elsewhere herein.

Revenue Recognition

The Company recognizes revenue principally from the sale of products (equipment, consumables, laser diodes) and services (equipment maintenance contracts, installation, training, support, and spare parts). Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable and collection is reasonably assured. In accordance with Staff Accounting Bulletin (“SAB”) No. 104 Revenue Recognition (“SAB 104”) and FASB ASC Topic 605-25 Multiple-Element Arrangements (originally issued as Emerging Issues Task Force (“EITF”) Issue 08-01 Revenue Arrangements with Multiple Deliverables ), when a sales arrangement contains multiple elements, such as equipment and services, revenue is allocated to each element using the relative sales price.

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

OEMs - Product revenue and any related royalties for products sold to OEM are recognized at the time of shipment as installation is not required and title and risk of loss generally pass at shipment. OEM contracts do not generally include price protection or product return rights; however, the Company may elect, in certain circumstances, to accept returns of product.

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

Multiple element arrangements

In accordance with SAB 104 and Topic 605-25, when a sales arrangement contains multiple elements, such as equipment, consumables or services, revenue is allocated to each element using the relative sales price.

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

Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom we make substantial sales. To reduce risk, we routinely assess the financial strength of our customers and closely monitor their amounts due.  The Company has a distributor that represented 13% and 13% of gross accounts receivable at December 31, 2011 and January 1, 2011, respectively. A portion of this outstanding balance is collateralized to the Company by drafts from the distributor’s customers and our ability to take back and resell the distributor’s on-hand Presstek equipment. We maintain an allowance for doubtful accounts based on an analysis of historical losses from uncollectible accounts and risks identified for specific customers who may not be able to make required payments.

Allowance for Doubtful Accounts

The Company’s accounts receivable are customer obligations due under normal trade terms, carried at face value less an allowance for doubtful accounts. The Company evaluates its allowance for doubtful accounts on an ongoing basis and adjusts for potential credit losses when it determines that receivables are at risk for collection based upon the length of time receivables are outstanding, past transaction history and various other criteria. Receivables are written off against reserves in the period they are determined to be uncollectible. The allowance for doubtful accounts represented 31.2% and 23.2%, respectively, of the Company’s gross accounts receivable balance at December 31, 2011 and January 1, 2011.

Inventory Valuation

Inventories are valued at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. We assess the recoverability of inventory to determine whether adjustments for impairment are required.
Inventory that is in excess of future requirements is written down to its estimated market value based upon forecasted demand for its products. If actual demand is less favorable than what has been forecasted by management, additional inventory write-downs may be required. The reserve for excess and obsolete inventory represented 23.5% and 21.9%, respectively, of the Company’s gross inventory value at December 31, 2011 and  January 1, 2011.

Intangible Assets and Long-Lived Assets

Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with FASB ASC Topic 360, Property Plant and Equipment (originally issued as SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”)). Recoverability of intangible assets with estimated lives and other long-lived assets is measured by comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset. The Company determines the discount rate for this analysis based on the expected internal rate of return of the related business and does not allocate interest charges to the asset or asset group being measured. Considerable judgment is required to estimate discounted future operating cash flows.

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

Due to the decline in the market value of the Company’s common stock, we tested our long-lived assets for impairment at the end of the third quarter of fiscal 2011. Our projected future undiscounted cash flows exceeded the carrying value of long-lived assets. Accordingly, no impairment was indicated or recorded. There can be no assurance that market conditions will not change or demand for our services will continue, which could result in impairment of long-lived assets in the future.

Stock-Based Compensation

The Company adopted the fair value recognition provisions of FASB ASC Topic 718, Stock Compensation, (originally adopted by the Company in January 1, 2006, as SFAS 123R Share-Based Payment, as amended (SFAS 123R)), using the modified prospective method. We recognize the fair value of stock compensation in our consolidated financial statements over the requisite service period, generally on a straight-line basis for time-vested awards. Under the fair value recognition provisions of Topic 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period. Further, we have elected under Topic 718 to recognize the fair value of awards with pro-rata vesting on a straight-line basis.

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

Accounting for Income Taxes

The process of accounting for income taxes involves calculating our current tax obligation or refund and assessing the nature and measurements of temporary differences resulting from differing treatment of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. These differences and our NOL and credit carryforwards result in deferred tax assets and liabilities. In each period, we assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income in each jurisdiction. To the extent we believe that we would not meet the test that recovery is “more likely than not”, we would establish a valuation allowance. To the extent that we establish a valuation allowance or change this allowance in a period, we would adjust our tax provision or tax benefit in our Consolidated Statement of Operations. We use our judgment to determine our provision or benefit for income taxes, including estimates associated with uncertain tax positions and any valuation allowance recorded against our deferred tax assets based on the weight of all positive and negative factors, including cumulative trends in profitability.

We have accumulated U.S. federal and state income tax NOL carryforwards, research and experimentation tax credit carryforwards and alternative minimum tax credit carryforwards. During fiscal 2010, the Company established a valuation allowance against its net deferred tax assets on its balance sheet that represented NOLs and temporary differences from its UK, Canadian and German operations. During fiscal 2009, the Company established a valuation allowance on its net deferred tax assets on its balance sheet that primarily represented NOLs from its U.S. operations.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011(early adoption is prohibited), result in a common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. The amendments change some fair value measurement principles and disclosure requirements. The adoption of this guidance is not expected to have a material impact upon our financial position and results of operations.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose. As of December 31, 2011, we were not involved in any unconsolidated SPE transactions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of market risks, including changes in interest rates primarily as a result of our borrowing activities, commodity price risk, and to a lesser extent, our investing activities and foreign currency fluctuations.

Our borrowings are in variable rate instruments, with interest rates tied to either the Prime Rate or the LIBOR. A 250 basis point change in these rates would have an impact of approximately $32 thousand on our annual interest expense, assuming consistent levels of floating rate debt with those held at the end of fiscal 2011.

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

The Company operates foreign subsidiaries in Canada, Europe and Asia and is exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. Presstek routinely evaluates whether the foreign exchange risk associated with its foreign currency exposures acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency. The Company has not hedged the net assets or net income of its foreign subsidiaries. The Company’s primary foreign currency exchange risks relate to the Euro, British pound and Japanese yen.  A 10% strengthening or weakening of the U.S. dollar versus the Euro, British pound and Japanese yen would have an operating income impact of approximately $0.4 million. In addition, certain key customers and strategic partners are not located in the United States. As a result, these parties may be subject to fluctuations in foreign exchange rates. If their home country currency were to decrease in value relative to the U.S. dollar, their ability to purchase and market our products could be adversely affected and our products may become less competitive to them. This may have an adverse impact on our business. Likewise, certain major suppliers are not located in the U. S. and thus, such suppliers are subject to foreign exchange rate risks in transactions with us. Decreases in the value of their home country currency, versus that of the U.S. dollar, could cause fluctuations in supply pricing which could have an adverse effect on our business.

PART II

Item 8. Financial Statements and Supplementary Data.

Page

Report of Independent Registered Public Accounting Firm	55
Consolidated Balance Sheets as of December 31, 2011 and January 1, 2011	56
Consolidated Statements of Operations for the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010	57
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010	58
Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010	59
Notes to Consolidated Financial Statements	60

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Presstek, Inc.:

We have audited the accompanying consolidated balance sheets of Presstek, Inc. and subsidiaries (the Company) as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the fiscal years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York
March 27, 2012

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	January 1,
	2011	2011

ASSETS
Current assets
Cash and cash equivalents	$2,539	$4,165
Cash - restricted	512	190
Accounts receivable, net	15,904	18,647
Inventories	25,038	29,143
Other current assets	1,345	1,419
Total current assets	45,338	53,564

Property, plant and equipment, net	18,543	21,156
Intangible assets, net	5,001	4,748
Other noncurrent assets	931	1,057

Total assets	$69,813	$80,525

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Line of credit	$13,757	$10,252
Accounts payable	6,864	9,733
Accrued expenses	5,472	6,624
Deferred revenue	4,473	4,643
Total current liabilities	30,566	31,252

Other long-term liabilities	31	95

Total liabilities	30,597	31,347

Commitments and contingencies (See Note 19)

Stockholders' equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized, 37,395,228 and
36,942,166 shares issued and outstanding at December 31, 2011 and
January 1, 2011, respectively	374	369
Additional paid-in capital	124,992	122,664
Accumulated other comprehensive income (loss)	(3,384)	(3,517)
Accumulated deficit	(82,766)	(70,338)
Total stockholders' equity	39,216	49,178

Total liabilities and stockholders' equity	$69,813	$80,525

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share data)

	Fiscal year ended
	December 31,	January 1,	January 2,
	2011	2011	2010

Revenue
Equipment	$20,743	$21,413	$19,646
Consumables	76,276	82,300	85,741
Service and parts	22,986	24,864	29,071
Total revenue	120,005	128,577	134,458

Cost of revenue
Equipment	22,941	21,924	23,916
Consumables	43,702	44,920	46,765
Service and parts	18,707	19,835	21,585
Total cost of revenue	85,350	86,679	92,266

Gross profit	34,655	41,898	42,192

Operating expenses
Research and development	4,398	4,305	4,975
Sales, marketing and customer support	20,280	21,562	24,967
General and administrative	17,319	21,468	21,912
Amortization of intangible assets	869	805	926
Restructuring and other charges	1,911	564	1,684
Goodwill impairment	-	-	19,114
Total operating expenses	44,777	48,704	73,578

Operating loss	(10,122)	(6,806)	(31,386)
Interest and other income (expense), net	(2,083)	(1,244)	(1,389)

Loss from continuing operations before income taxes	(12,205)	(8,050)	(32,775)
Provision for income taxes	223	2,503	16,334

Loss from continuing operations	(12,428)	(10,553)	(49,109)
Loss from discontinued operations, net of income taxes	-	(70)	(740)

Net loss	$(12,428)	$(10,623)	$(49,849)

Loss per common share - basic and diluted
Loss from continuing operations	$(0.33)	$(0.29)	$(1.34)
Loss from discontinued operations	-	-	(0.02)
	$(0.33)	$(0.29)	$(1.36)

Weighed average shares outstanding basic and diluted	37,287	36,898	36,744

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

				Accumulated	Retained
			Additional	other	earnings
	Common stock		paid-in	comprehensive	(accumulated
	Shares	Par value	capital	income (loss)	deficit)	Total

Balance at January 3, 2009	36,637	$366	$117,985	$(5,954)	$(9,866)	$102,531

Issuance of common stock	218	2	318	-	-	320
Foreign currency translation adjustments	-	-	-	2,144	-	2,144
Share based compensation	-	-	1,702	-	-	1,702
Net loss	-	-	-	-	(49,849)	(49,849)

Balance at January 2, 2010	36,855	368	120,005	(3,810)	(59,715)	56,848

Issuance of common stock	87	1	183	-	-	184
Foreign currency translation adjustments	-	-	-	293	-	293
Share based compensation	-	-	2,476	-	-	2,476
Net loss	-	-	-	-	(10,623)	(10,623)

Balance at January 1, 2011	36,942	369	122,664	(3,517)	(70,338)	49,178

Issuance of common stock	453	5	816	-	-	821
Foreign currency translation adjustments	-	-	-	133	-	133
Share based compensation	-	-	1,512	-	-	1,512
Net income (loss)	-	-	-	-	(12,428)	(12,428)

Balance at December 31, 2011	37,395	$374	$124,992	$(3,384)	$(82,766)	$39,216

Comprehensive loss is calculated as follows:
		Fiscal year ended
		December 31,	January 1,	January 2,
		2011	2011	2010

Net loss		$(12,428)	$(10,623)	$(49,849)
Adjustments to accumulated other comprehensive income (loss)		133	293	2,144
Comprehensive loss		$(12,295)	$(10,330)	$(47,705)

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal year ended
	December 31,	January 1,	January 2,
	2011	2011	2010
Operating activities
Net loss	$(12,428)	$(10,623)	$(49,849)
Add loss from discontinued operations	-	70	740
Loss from continuing operations	(12,428)	(10,553)	(49,109)

Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
Depreciation	3,947	4,274	3,807
Amortization of intangible assets	869	805	926
Deferred income taxes	-	2,228	16,177
Impairment	-	-	19,114
Provision for warranty costs	167	98	(384)
Provision for accounts receivable allowances	2,395	2,637	2,685
Stock compensation expense	1,512	2,476	1,702
Accrual for stock-based bonus plan	-	1,186
Loss on disposal of assets	69	-	80
Changes in operating assets and liabilities:
Accounts receivable	98	1,452	4,564
Inventories	3,063	(557)	6,621
Other current assets	(249)	919	(55)
Other noncurrent assets	377	335	(3)
Accounts payable	(2,870)	(112)	(2,083)
Accrued expenses	(659)	(2,757)	(3,065)
Deferred revenue	(174)	(1,831)	(758)
Net cash (used in) provided by operating activities from continuing operations	(3,883)	600	219

Investing activities
Purchase of property, plant and equipment	(287)	(843)	(724)
Investment in patents and other intangible assets	(1,191)	(1,237)	(1,068)
Net cash used in investing activities from continuing operations	(1,478)	(2,080)	(1,792)

Financing activities
Net proceeds from issuance of common stock	101	184	320
Repayments of term loan and capital lease	-	-	(4,074)
Payments of loan origination costs	-	(973)	-
Net borrowings (repayments) under line of credit agreement	3,505	(7,658)	5,495
Net cash provided by (used in) financing activities from continuing operations	3,606	(8,447)	1,741

Cash provided by (used in) discontinued operations
Operating activities	-	1,452	(1,731)
Investing activities	-	7,372	(339)
Net cash provided by (used in) discontinued operations	-	8,824	(2,070)

Effect of exchange rate changes on cash and cash equivalents	129	(575)	3,007

Net increase (decrease) in cash and cash equivalents	(1,626)	(1,678)	1,105
Cash and cash equivalents, beginning of year	4,165	5,843	4,738
Cash and cash equivalents, end of year	$2,539	$4,165	$5,843

Supplemental disclosure of cash flow information
Cash paid for interest	$754	$858	$1,094
Net cash paid (received) for income taxes	$8	$(412)	$49

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

The Company’s operations are organized based on the market application of our products and related services. The Company’s operations are currently organized in one business segment; Presstek. The Presstek segment is primarily engaged in the development, manufacture, sale and servicing of the Company’s patented digital imaging systems and patented printing plate technologies as well as traditional, analog systems and related equipment and supplies for the graphic arts and printing industries, primarily serving the short-run, full-color market segment. Until the quarter ended April 3, 2010, the Company’s operations consisted of two business segments: Presstek and Lasertel. Lasertel’s operations have been classified as discontinued operations. On March 5, 2010, Presstek sold the Lasertel subsidiary to SELEX Galileo Inc. (SELEX). See Note 3. The Lasertel segment manufactured and developed high-powered laser diodes and related laser products for the Presstek segment and for sale to external customers.

The Company operates and reports on a 52- or 53-week fiscal year ending on the Saturday closest to December 31. Accordingly, the financial statements presented herein include the financial results for the 52-week fiscal year ended December 31, 2011 (“fiscal 2011”), the 52-week fiscal year ended January 1, 2011 (“fiscal 2010”) and the 52-week fiscal year ended January 2, 2010 (“fiscal 2009”).

Use of Estimates

The Company prepares its financial statements in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management believes the most judgmental estimates include those related to product returns; allowance for doubtful accounts; slow-moving and obsolete inventories; income taxes; the valuation of intangible assets, long-lived assets and deferred tax assets; and stock-based compensation. The Company bases its estimates and judgments on historical experience and various other appropriate factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue principally from the sale of products (equipment, consumables) and services (equipment maintenance contracts, installation, training, support, and spare parts). Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable and collection is reasonably assured. In accordance with Staff Accounting Bulletin (“SAB”) No. 104 Revenue Recognition (“SAB 104”) and FASB ASC Topic 605-25 Multiple-Element Arrangements (originally issued as Emerging Issues Task Force (“EITF”) Issue 08-01 Revenue Arrangements with Multiple Deliverables ), when a sales arrangement contains multiple elements, such as equipment and services, revenue is allocated to each element using the relative sales price.

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

OEMs - Product revenue and any related royalties for products sold to OEM are recognized at the time of shipment as installation is not required and title and risk of loss pass at shipment. OEM contracts do not generally include price protection or product return rights; however, the Company may elect, in certain circumstances, to accept returns of product.

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

Multiple element arrangements

In accordance with SAB 104 and ASC Topic 605-25, when a sales arrangement contains multiple elements, such as equipment, consumables or services, revenue is allocated to each element using the relative sales price.

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

Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom we make substantial sales. To reduce risk, we routinely assess the financial strength of our customers and closely monitor their amounts due.  The Company has a distributor that represented 13% and 13% of gross accounts receivable at December 31, 2011 and January 1, 2011, respectively. A portion of this outstanding balance is collateralized to the Company by drafts from the distributor’s customers and our ability to take back and resell the distributor’s on-hand Presstek equipment. We maintain an allowance for doubtful accounts based on an analysis of historical losses from uncollectible accounts and risks identified for specific customers who may not be able to make required payments. Provisions for the allowance for doubtful accounts are recorded in general and administrative expenses in the accompanying Consolidated Statement of Operations.

Accounts Receivable, Net of Allowances

The Company’s accounts receivable are customer obligations due under normal trade terms, carried at face value less allowances for doubtful accounts. The Company evaluates its allowances on an ongoing basis and adjusts for potential uncollectible amounts when it determines that receivables are at risk for collection based upon the length of time receivables are outstanding, past transaction history and various other criteria. Receivables are written off against the allowance in the period they are determined to be uncollectible.

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

From time to time, the Company enters into agreements with third parties under which the party will design and prototype a product incorporating Presstek’s existing products and technology and provide Presstek with the rights of distribution and relevant intellectual property. The capitalized costs associated with rights or intellectual property under these agreements will be amortized over the estimated sales life-cycle and future cash flows of the product. The Company does not amortize capitalized costs related to either patents or purchased intellectual property until the respective asset has been placed into service. Capitalized development costs related to intellectual property were $1.2 million, $1.2 million and $1.1 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

At December 31, 2011 and January 1, 2011, the Company had recorded $0.6 million and $2.6 million, respectively, of costs related to patents and intellectual property not yet in service.

The Company amortizes license agreements over the term of the respective agreement and amortizes customer relationships over their estimated useful lives ranging from two to ten years.

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

Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with FASB ASC Topic 360, Property Plant and Equipment (originally issued as SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets). Recoverability of intangible assets with estimated lives and other long-lived assets is measured by comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset. The Company determines the discount rate for this analysis based on the expected internal rate of return of the related business and does not allocate interest charges to the asset or asset group being measured. Considerable judgment is required to estimate discounted future operating cash flows.

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

Advertising Costs

Advertising costs are expensed as incurred and are reported as a component of “Sales, marketing and customer support expenses” in the Company’s Consolidated Statements of Operations. Advertising expenses were $0.4 million in fiscal 2011, $0.2 million in fiscal 2010 and $0.6 million in fiscal 2009.

Income Taxes

The process of accounting for income taxes involves calculating the current tax obligation or refund and assessing the nature and measurements of temporary differences resulting from differing treatment of differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. These differences and NOL and credit carryforwards, result in deferred tax assets and liabilities. In each period, the Company assesses the likelihood that the deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income in each jurisdiction. To the extent the Company believes that it would not meet the test that recovery is “more likely than not”, the Company would establish a valuation allowance. To the extent that a valuation allowance is established or changed in a period, the Company would adjust the tax provision or tax benefit in the consolidated statement of operations. The Company uses judgment to determine the provision or benefit for income taxes, including estimates associated with uncertain tax positions and any valuation allowance recorded against deferred tax assets based on the weight of all positive and negative factors, including cumulative trends in profitability.

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

Stock-Based Compensation

The Company accounts for its share-based compensation in accordance with FASB ASC Topic 718, Stock Compensation, which requires measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest.  See Note 15 for further discussion.

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

Earnings (Loss) per Share

Earnings per share is computed under the provisions of FASB ASC Topic 260, Earnings per share (originally issued as SFAS No. 128, Earnings per Share). Accordingly, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For periods in which there is net income, diluted earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period unless the effect is antidilutive. Potential dilutive common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants.

Approximately 5,500,000, 5,200,000, and 4,300,000 options to purchase common stock were excluded from the calculation of diluted earnings per share for fiscal 2011, fiscal 2010, and fiscal 2009, respectively, as their effect would be antidilutive.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011(early adoption is prohibited), result in a common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. The amendments change some fair value measurement principles and disclosure requirements. The adoption of this guidance is not expected to have a material impact upon our financial position and results of operations.

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

Lasertel incurred an operating loss of $0.6 million during the first quarter of fiscal 2010 prior to the sale date. Presstek recorded a gain on the disposition of Lasertel of $0.5 million during the first quarter of 2010, bringing the aggregate loss from discontinued operations for fiscal 2010 to approximately $0.1 million. Lasertel incurred a loss of $0.7 million during fiscal 2009. The 2009 loss includes a non-cash impairment charge of $1.4 million and $0.9 million of legal fees related to the negotiation and signing of a definitive agreement to sell the business.

Results of operations of the discontinued business of Lasertel consist of the following (in thousands, except per-share data):
	January 1, 2011	January 2, 2010
Revenue	$1,394	$13,488
Profit (loss) before other charges	(555)	1,621
Impairment charge	-	(1,428)
Transaction costs related to sale	-	(933)
Gain on disposition	485	-
Loss before income taxes	(70)	(740)
Provision (benefit) for income taxes	-	-
Net loss from discontinued operations	$(70)	$(740)
Loss per diluted share	$0.00	$(0.02)

There were no assets and liabilities of the discontinued business of Lasertel at December 31, 2011.
.

4. ACCOUNTS RECEIVABLE, NET OF ALLOWANCES

The components of accounts receivable, net of allowances, are as follows (in thousands):

	December 31, 2011	January 1, 2011

Accounts receivable	$23,119	$24,278
Less allowances	(7,215)	(5,631)
	$15,904	$18,647

The activity related to the Company’s allowances for losses, returns and deductions on accounts receivable for fiscal 2011, fiscal 2010 and fiscal 2009 is as follows (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009

Balance at beginning of period	$5,631	$3,550	$2,476
Charged to costs and expenses	2,395	2,637	2,685
Deductions and write-offs	(811)	(556)	(1,611)
Balance at end of period	$7,215	$5,631	$3,550

5. INVENTORIES

The components of inventories, are as follows (in thousands):

	December 31, 2011	January 1, 2011

Raw materials	$4,251	$4,433
Work in process	1,056	1,170
Finished goods	19,731	23,540
	$25,038	$29,143

6. PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, net, are as follows (in thousands):

	December 31, 2011	January 1, 2011

Land and improvements	$1,301	$1,301
Buildings and leasehold improvements	22,619	22,442
Production and other equipment	44,070	44,104
Office furniture and equipment	11,025	10,868
Construction in process	353	589
Total property, plant and equipment, at cost	79,368	79,304
Accumulated depreciation and amortization	(60,825)	(58,148)
Net property, plant and equipment	$18,543	$21,156

Construction in process is primarily related to production equipment not yet placed into service.

The Company recorded depreciation expense of $3.9 million, $4.0 million and $3.8 million in fiscal 2011, 2010, and 2009, respectively. Under the Company’s financing arrangements (See Note 8), all property, plant and equipment is pledged as security.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

In order to complete the two-step goodwill impairment tests as required by FASB ASC Topic 350 Intangibles-Goodwill and Other, the Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. In accordance with the provisions of Topic 350, the Company designates reporting units for purposes of assessing goodwill impairment. Topic 350 defines a reporting unit as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. Goodwill is assigned to reporting units of the Company that are expected to benefit from the synergies of the acquisition. Based on the provisions of Topic 350, the Company has determined that it has one reporting unit in continuing operations for purposes of goodwill impairment testing.

Based on events including  the decline in the Company’s stock price during the second quarter of 2009 and the unstable economic and credit conditions impacting the Company’s business, the Company identified a triggering event that  caused management to test goodwill for impairment as of July 4, 2009. After completing step one of the impairment test, the Company determined that the estimated fair value of its reporting unit was less than the carrying value of the reporting unit, requiring the completion of the second step of the impairment test. To measure the amount of impairment, Topic 350 prescribes that the Company determine the implied fair value of goodwill in the same manner as if the Company had acquired the reporting unit. Specifically, the Company must allocate the fair value of the reporting unit to all of the assets of that unit, including unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two. Upon completion of step two of the analysis, the Company wrote off the entire goodwill balance resulting in an impairment charge of $19.1 million in the quarter ended July 4, 2009. The Company had no goodwill balance remaining as of December 31, 2011 and January 1, 2011.

Other Intangible assets

The components of the Company’s identifiable intangible assets are as follows (in thousands):

	December 31, 2011		January 1, 2011
	Cost	Accumulated amortization	Cost	Accumulated amortization

Patents and intellectual property	$12,757	$9,089	$11,635	$8,663
Customer relationships	3,800	2,723	4,452	2,995
License agreements	750	494	750	431
	$17,307	$12,306	$16,837	$12,089

The Company recorded amortization expense for its identifiable intangible assets of $0.9 million, $0.8 million and $0.9 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. As of December 31, 2011, $0.6 million of patents were not yet in service. Estimated future amortization expense for the Company’s in service patents and all other identifiable intangible assets recorded by the Company at December 31, 2011, are as follows (in thousands):

Fiscal 2012	$742
Fiscal 2013	733
Fiscal 2014	665
Fiscal 2015	339
Fiscal 2016	336
Thereafter	1,569

The Company conducts ongoing assessments of whether indicators exist requiring an impairment test of the intangible and long-lived assets. This assessment was conducted by the Company in fiscal 2011.  Due to the decline in the market value of the Company’s common stock, we tested our long-lived assets for impairment at the end of the third quarter of fiscal 2011. Our projected future undiscounted cash flows exceeded the carrying value of long-lived assets. Accordingly, no impairment was indicated or recorded. There can be no assurance that market conditions will not change or demand for our services will continue, which could result in impairment of long-lived assets in the future.

8. FINANCING ARRANGEMENTS

The components of the Company’s outstanding borrowings are as follows (in thousands):

	December 31, 2011	January 1, 2011

Line of credit	$13,757	$10,252

On March 5, 2010, the Company entered into a Revolving Credit and Security Agreement (“Credit Agreement”) among the Company and PNC Bank, National Association (“PNC”), as Lender and as administrative agent for Lenders (PNC, in such agency capacity, the “Agent”).

The Credit Agreement, which has a term expiring on March 5, 2013, provides for funding of up to $25.0 million through a revolving credit facility (the “Revolver”).  Borrowing availability under the Revolver is determined based on a percentage of eligible accounts receivable and inventory of the Company and certain of its subsidiaries.  The Company may terminate the Credit Agreement at any time prior to the maturity date upon thirty (30) days’ prior written notice and upon payment in full of all outstanding obligations under the Credit Agreement.  If the Company terminates the Credit Agreement within the first 35 months the Company must pay an early termination fee as specified in the Credit Agreement.  The Credit Agreement requires the Company to prepay a portion of borrowings under the Credit Agreement out of the proceeds of certain dispositions of property.

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

Under the Credit Agreement the Company is required to provide monthly Borrowing Base Certificates to the Agent that become the basis for calculating the Credit Agreement’s Formula Amount.  The Formula Amount, capped at $25 million, represents the maximum amount of advances available to the Company at a given point in time.  The Formula Amount is normally calculated 20 days subsequent to the close of each fiscal month.  Because of the timing delay, the Agent utilizes a process that estimates the maximum amount available daily during each fiscal period.  As of December 31, 2011 the Formula Amount was $17.9 million and the Company had outstanding balances on its line of credit of $13.8 million.  The amount available under the credit line, based on the Formula Amount, was $4.1 million as of December 31, 2011.  The computed preliminary availability based on the daily estimation process was $3.6 million as of that date.

Under the terms of the Credit Agreement, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions and divestitures, with certain exceptions.  The key financial covenants include a requirement for the Company to maintain a certain fixed charge coverage ratio and a limit on capital expenditures for the Company’s first, second, third and fourth fiscal quarters in 2010 of $385,000, $1,238,000, $1,139,000 and $614,000, respectively, and $4,000,000 in each fiscal year thereafter.  As of December 31, 2011 the Credit Agreement required the Company to maintain a rolling four quarter cumulative fixed charge coverage ratio of 1.0 to 1.0. Pursuant to an amendment to the Credit Agreement dated February 7, 2012, the fixed charge coverage ratio has been changed.  The Company is required to maintain a fixed charge coverage ratio of 1.25 to 1.0 for the following periods: with respect to the fiscal quarter ending on or about March 31, 2012, for the fiscal quarter then ending; with respect to the fiscal quarter ending on or about June 30, 2012, for the two fiscal quarters then ending; with respect to the fiscal quarter ending on or about September 30, 2012, for the three fiscal quarters then ending; with respect to the fiscal quarter ending on or about December 31, 2012 and for each fiscal quarter ending thereafter, in each case for the four fiscal quarters then ending.  In addition, pursuant to the amendment dated February 7, 2012, the Availability Block (as defined in the Loan Agreement) of $2 million, which was to be re-established on January 31, 2012, will be re-established on the following schedule: (i) for the period commencing on January 31, 2012 and ending on the last day of the fiscal quarter ending on or about March 31, 2012, $1.0 million, (ii) for the period commencing on the first day of the fiscal quarter commencing on or about April 1, 2012 and ending on the last day of such fiscal quarter, $1.25 million, (iii) for the period commencing on the first day of the fiscal quarter commencing on or about July 1, 2012 and ending on the last day of such fiscal quarter, $1.5, (iv) for the period commencing on the first day of the fiscal quarter commencing on or about October 1, 2012 and ending on the last day of such fiscal quarter, $1.75 million and (v) for the period commencing on the first day of the fiscal year commencing on or about January 1, 2013 and through the expiration of the Loan Agreement, $2.0 million.

As of December 31, 2011 the Company was fully in compliance with all financial covenants.  The fixed charge ratio for the quarter ended December 31, 2011 was 1.3 to 1.0, in excess of the 1.0 to 1.0 minimum required ratio.  Additionally, since the inception of the Credit Agreement, the Company’s quarterly capital expenditures have been well below the maximum levels allowed.

The weighted average interest rate on the Company’s short-term borrowings was 4.50% at December 31, 2011 and 4.59% at January 1, 2011.

9. ACCRUED EXPENSES

The components of the Company’s accrued expenses are as follows (in thousands):

	December 31, 2011	January 1, 2011

Accrued payroll and employee benefits	$1,286	$1,561
Accrued warranty	911	919
Accrued restructuring and other charges	809	225
Accrual for non-cash bonus plan	-	1,186
Accrued legal	80	83
Accrued professional fees	689	1,020
Other	1,697	1,630
	$5,472	$6,624

The Company’s 2010 bonus plan provided for any management bonuses to be paid in the form of shares of Common Stock. The Company had an accrued expense of $1.2 million related to non-cash bonus awards for fiscal 2010.  There is no comparable accrual recorded for the fiscal 2011.

10. ACCRUED WARRANTY

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

Product warranty activity in fiscal 2011, fiscal 2010 and fiscal 2009 is as follows (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009

Balance at beginning of year	$919	$1,260	$2,102
Accruals for warranties	167	98	(384)
Utilization of accrual for warranty costs	(175)	(439)	(458)
Balance at end of year	$911	$919	$1,260

11. DEFERRED REVENUES

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

	December 31, 2011	January 1, 2011

Deferred service revenue	$3,651	$4,054
Deferred product revenue	822	589
	$4,473	$4,643

12. RESTRUCTURING AND OTHER CHARGES

A summary of restructuring and other charges follows (in thousands):

	December 31, 2011	January 1, 2011	January 2, 2010

Severance and fringe benefits	$1,901	$544	$1,518
Other exit costs	10	20	166
Total net restructuring and other charges	$1,911	$564	$1,684

In fiscal 2011, the Company recognized $1.9 million in restructuring and other costs, including costs related to the profit improvement actions incurred in Q3 2011 and Q4 2011. In fiscal 2010 the Company recognized $0.6 million in restructuring and other charges for cost reduction efforts related primarily to severance costs in the U.S.. In fiscal 2009 the Company recognized $1.7 million in restructuring and other charges primarily related to severance costs in the U.S.  and U. K.  operations as part of a cost reduction program announced in August 2009.

The activity for fiscal 2011, fiscal 2010 and fiscal 2009 related to the Company’s restructuring and other expense accruals is as follows (in thousands):

	Fiscal 2011 Activity
	Balance January 1, 2011	Charged to Expense	Utilization	Balance December 31, 2011

Severance and fringe benefits	$225	$1,901	$(1,317)	$809
Other exit costs	-	10	(10)	-
	$225	$1,911	$(1,327)	$809

	Fiscal 2010 Activity
	Balance January 2, 2010	Charged to Expense	Utilization	Balance January 1, 2011

Severance and fringe benefits	$405	$544	$(724)	$225
Other exit costs	-	20	(20)	-
	$405	$564	$(744)	$225

	Fiscal 2009 Activity
	Balance January 3, 2009	Charged to Expense	Utilization	Balance January 2, 2010
Executive contractual obligations	$462	$-	$(462)	$-
Severance and fringe benefits	337	1,518	(1,450)	405
Other exit costs	-	166	(166)	-
	$799	$1,684	$(2,078)	$405

The Company anticipates that the majority of the payments related to the above restructuring actions will be completed by the fourth quarter of 2012.

13. INTEREST AND OTHER INCOME AND EXPENSE

The components of “Interest and other income (expense), net,” in the Company’s Consolidated Statements of Operations are as follows (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009

Interest expense	$(1,218)	$(1,066)	$(1,163)
Interest income	-	17	47
Other income (expense), net	(865)	(195)	(273)
	$(2,083)	$(1,244)	$(1,389)

Included in interest expense is $0.4 million for loan origination costs amortization for fiscal 2011. The amount reported as Other income (expense), net, for fiscal 2011 includes unrealized foreign currency losses of $0.9 million. Included in interest expense is $0.3 million for loan origination costs amortization in fiscal 2010. The amount reported as Other income (expense), net, for fiscal 2010 includes unrealized foreign currency losses of $0.4 million. Other income (expense), net, for fiscal 2009 includes a $0.4 million charge related to an SEC settlement and unrealized foreign currency losses of $0.9 million; offset partially by $1.2 million of proceeds from favorable resolution of an insurance contract lawsuit settlement.

14.  INCOME TAXES

For fiscal 2011, 2010 and 2009, income (loss) before income taxes from continuing operations includes the following components (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009

U.S.	$(8,326)	$(6,656)	$(29,578)
Foreign	(3,879)	(1,394)	(3,197)
	$(12,205)	$(8,050)	$(32,775)

For fiscal 2011, 2010 and 2009 the components of provision for income taxes from continuing operations were as follows (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009

Current:
Federal	$-	$-	$-
State	50	144	(232)
Foreign	27	82	(21)
	77	226	(253)

Deferred:
Federal	146	43	15,777
State	-	-	1,419
Foreign	-	2,234	(609)
	146	2,277	16,587
Provision for income taxes	$223	$2,503	$16,334

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Fiscal 2011	Fiscal 2010	Fiscal 2009

Federal statutory tax rate	34.00%	34.00%	34.00%
Nondeductible Officer’s compensation	(0.43)	(1.84)	(0.29)
State tax, net of federal benefit	(0.41)	1.75	4.10
Other	(2.87)	(1.67)	(1.68)
Tax rate differential	(2.71)
Change in valuation allowance	(29.41)	(63.33)	(85.98)
	(1.83%)	(31.09%)	(49.84)%

During fiscal 2011 and fiscal 2010, the Company did not recognize a tax benefit or provision related to discontinued operations.

Deferred Income Taxes

Deferred income taxes result from net operating loss carryforwards, tax credit carryforwards and temporary differences between the recognition of items for income tax purposes and financial reporting purposes.

Principal components of deferred income taxes as of December 31, 2011, January 1, 2011, and January 2, 2010 were (in thousands):

	December 31, 2011	January 1, 2011	January 2, 2010

Deferred tax assets
Net operating loss carryforwards	$23,908	$16,706	$11.426
Tax credits	3,449	3,857	4,185
Warranty provisions, litigation and other	5,879	6,481	7,295
Goodwill	4,497	5,099	5,632
Accumulated depreciation and amortization	1,706	1,491	2,822
Gross deferred tax assets	39,439	33,634	31,360
Valuation allowance	(39,119)	(32,549)	(28,973)
Total deferred tax assets	320	1,085	2,387

Deferred tax liabilities
Amortizable and depreciable assets	(320)	(1,085)	(1,004)
Accumulated depreciation and amortization	-	-	-
Total deferred tax liabilities	(320)	(1,085)	(1,004)

Net deferred tax assets	$-	$-	$1,383

In assessing the ability to realize its deferred tax assets, the Company considered historical book income, the scheduled reversal of deferred tax liabilities, and projected future book and taxable income in making this assessment. The valuation allowance of $39.1 million as of December 31, 2011 relates to U.S. NOLs,  foreign NOLs,  temporary differences and certain federal research and development credit carryforwards for which the Company has determined, based upon historical results and projected future book and taxable income levels, that a valuation allowance should be maintained.

At December 31, 2011, the Company had federal NOL carryforwards of approximately $114.7 million which will expire from 2012 to 2031.  Approximately $58.7 million of our NOL carryforward was generated from excess tax deductions from stock-based compensation, the tax benefit of which (approximately $23.5 million) will be credited to additional paid-in-capital when the deductions reduce current taxes payable. Upon the adoption of FASB ASC Topic 718, Stock Compensation (originally adopted by the Company in January 1, 2006), the Company netted its deferred tax asset and the related valuation allowance for the NOL carryforward generated from excess tax deductions from stock-based compensation.

At December 31, 2011, the Company has NOL carryforwards of approximated $15.0 million at its UK subsidiary with an indefinite carryforward period, and $0.5 million at its Canadian subsidiary which expire at various dates through 2021.

At December 31, 2011 the Company had federal research and development credit carryforwards of approximately $2.7 million. The credit carryforwards will expire at various dates through 2020, if not utilized. The Company’s tax credit carryforwards include $0.3 million of federal minimum tax credits which have no expiration and $0.4 million of state credits that fully expire in 2016.

The Company’s ability to utilize its NOL and credit carryforwards may be limited in the future if the company experiences an ownership change, as defined by the Internal Revenue Code. An ownership change involves an increase of more than 50 percentage points in stock ownership by one or more 5% shareholders over a three year period.

As of December 31, 2011 there were no undistributed earnings of foreign subsidiaries. Losses incurred by the foreign subsidiaries through the year ended December 31, 2011 resulted in a cumulative deficit that eliminated any undistributed earnings.

The Company adopted FASB ASC Topic 740, Income Taxes (originally adopted by the Company on December 31, 2006, as FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”).  The adoption of Topic 740 did not have a material effect on our consolidated financial position or results of operations. Our unrecognized tax benefits at December 31, 2011 relate to various state jurisdictions and U.S. tax credits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 3, 2009	$1,221
Decreases related to prior year tax positions	(184)
Balance at January 2, 2010	$1,037
Decreases related to prior year tax positions	(167)
Balance at January 1, 2011	$870
Decreases related to prior year tax positions	(214)
Balance at December 31, 2011	656

We do not expect any significant increases or decreases to our unrecognized tax benefits within 12 months of this reporting date. Subsequent to adoption, interest and penalties incurred associated with unresolved income tax positions will be included in income tax expense. Accrued interest and penalties are insignificant.

We conduct business globally and, as a result, file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities throughout the world, including such major jurisdictions as the U.S., U.K., France and Canada. The Company is subject to U.S. federal, state and local, or certain non-U.S. income tax examinations for years after 2006. The Company is subject to UK income tax examinations for years after 2009. Carryforward attributes that were generated prior to 2006, however may still be adjusted by a taxing authority upon examination if the attributes have been or will be used in a future period.

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

The 2003 Stock Option and Incentive Plan

The 2003 Stock Option and Incentive Plan (the “2003 Plan”) provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including those directors who are not an employee or officer of the Company, such directors being referred to as Non-Employee Directors), consultants and advisors of the Company and its subsidiaries.  A total of 2,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan.  Any future options granted under the 2003 Plan will become exercisable at such times and subject to such terms and conditions as the Board of Directors or Committee may specify at the time of each grant.  At December 31, 2011, there were 1,866,817 options outstanding under the 2003 Plan, and 47,783 shares available for future grants under this plan.  The options will expire at various dates prescribed by the individual option grants.

With respect to all stock options previously granted to the Company’s then current executive officers and other employees and Non-Employee Directors under the 2003 Stock Plan, the Compensation Committee approved on September 30, 2010 an amendment to the exercise prices of such options so that each such option outstanding shall have an exercise price equal to the per share closing price of the Company’s common stock on that date of $2.19 per share.  The amendment did not change the vesting schedules or any of the other terms of the respective stock options.   This modification affected 331 employees who held 724,300 stock options on September 30, 2010.  For purposes of stock activity disclosure the amended options are treated as option cancellations and new option grants with the only change from the original grant being the revised option price.

2008 Omnibus Incentive Plan

On June 2, 2011 the Company’s stockholders approved the 2008 Omnibus Incentive Plan (As Amended and Restated) (the “2008 Plan”). The 2008 Plan provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including Non-Employee Directors), consultants and advisors of the Company and its subsidiaries.  A total of 5,500,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan. Awards granted under this plan may have varying vesting and termination provisions and can have no longer than a ten-year contractual life. There were 407,990 options granted under this plan for the year ended December 31, 2011, respectively. At December 31, 2011, there were 2,441,264 options outstanding and 2,623,066 shares available for future grants under this plan. In addition 368,097 shares were issued out of the 2008 Plan for the Company’s 2010 stock bonuses.

The Company had previously adopted equity incentive plans that had expired prior to January 1, 2011 and, accordingly, no future grants may be issued under these plans. These plans include the 1991 Stock Option Plan (the “1991 Plan”), which expired on August 18, 2001; the 1994 Stock Option Plan (the “1994 Plan”), which expired on April 8, 2004; the 1997 Interim Stock Option Plan (the “1997 Plan”), which expired on September 22, 2002; and the 1998 Stock Option Plan (the “1998 Plan”), which expired on April 6, 2008. At December 31, 2011, there were no options outstanding under the 1991 Plan, 48,850 options outstanding under the 1994 Plan, 6,025 options outstanding under the 1997 Plan and 129,075 options outstanding under the 1998 Plan.

Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan (“ESPP”) is designed to provide eligible employees of the Company and its participating U.S. subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of a share of common stock on the first day or last day of each three-month offering period, whichever is lower. All employees of the Company or participating subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the Company’s common stock are eligible to participate in the ESPP. A total of 950,000 shares of the Company’s common stock, subject to adjustment, have been reserved for issuance under this plan. In fiscal 2011, fiscal 2010, and fiscal 2009, approximately 84,965, 82,862 and 127,500 shares were issued, respectively, under the ESPP. The 2011, 2010 and 2009 amounts include approximately 20,000, 23,000 and 29,000 in transit at December 31, 2011, January 1, 2011 and January 2, 2010, respectively. These shares were issued on January 5, 2012, January 11, 2011, and January 8, 2010, respectively. The plan expired by its terms on December 31, 2011.

Non-plan Options

In fiscal 2007, the Company granted 300,000 shares of restricted common stock and stock options for 1,000,000 shares of common stock to its former Chairman, President and Chief Executive Officer (“CEO”) under a non-plan, non-qualified stock option agreement. The award of restricted stock vested on May 10, 2007, the effective date of the CEO’s employment agreement with the Company. The award of stock options vests 20% on the date of grant, and an additional 20% vested on each of January 1, 2008, 2009, 2010 and 2011. Each portion of the option that vests will remain exercisable for five years after the applicable vesting date. As of December 31, 2011, 1,000,000 options remain outstanding. Subsequent to the year end these options have expired (See Note 20).

Valuation Assumptions

The fair value of the rights to purchase shares of common stock under the Company’s ESPP was estimated on the commencement date of the offering period using the Black-Scholes valuation model with the following assumptions:

Stock purchase right assumptions	Fiscal 2011	Fiscal 2010	Fiscal 2009

Risk-free interest rate	0.03%	0.15%	0.00%
Volatility	89.62%	66.33%	110.75%
Expected life (in years)	0.25	0.25	0.25
Dividend yield	-	-	-

Based on the above assumptions, the weighted average fair value of the stock purchase rights under the Company’s ESPP for fiscal 2011, 2010, and 2009 was $0.35, $0.50, and $0.50, respectively.

The fair value of the options to purchase common stock granted in fiscal 2011, 2010 and 2009 under the 2008 Plan, 2003 Plan and 1998 Plan was estimated on the respective grant dates using the Black-Scholes valuation model with the following assumptions:

Stock option assumptions	Fiscal 2011	Fiscal 2010	Fiscal 2009

Risk-free interest rate	2.01%	1.92%	2.65%
Volatility	79.62%	77.02%	71.00%
Expected life (in years)	5.68	5.83	5.67
Dividend yield	-	-	-

The weighted average grant date fair value of the options granted of the Company’s common stock during fiscal years 2011, 2010 and 2009 was $1.35, $1.60 and $1.24, respectively.

Expected volatilities are based on historical volatilities of Presstek’s common stock. The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, the Company’s historical exercise patterns and the ESPP purchase period. Starting in 2010, the risk-free rate is based on the U.S. Treasury Note yield for the period corresponding to the expected life of the options or ESPP purchase period. The risk-free rate for fiscal 2009 is based on the U.S. Treasury Separate Trading of Registered Interest and Principal of Securities rate for the period corresponding to the expected life of the options or ESPP purchase period. The expense calculated using the Black-Scholes method is recognized on a straight line basis over the term of the service period. Stock-based compensation associated with stock option grants to all officers, directors, and employees is included as a component of “General and administrative expense” in the Company’s Consolidated Statements of Operations. Stock based compensation expense for the fiscal year ended December 31, 2011, January 1, 2011 and January 2, 2010, including the option repricing expense, is as follows (in thousands):

	Fiscal Year ended
Stock option plan	December 31, 2011	January 1, 2011	January 2, 2010

2008 Plan	$1,141	$1,286	$758
2003 Plan	345	643	401
1998 Plan	3	2	(6)
ESPP	23	29	33
Non-plan, non-qualified	-	516	516
Total	$1,512	$2,476	$1,702

As of December 31, 2011, there was $1.2 million of unrecognized compensation expense related to stock option grants. The weighted average period over which the remaining unrecognized compensation expense will be recognized is 1.1 years.

Stock option activity for fiscal 2009, 2010 and 2011 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value

Outstanding at January 3, 2009	4,344,088	$7.24
Granted	266,115	$2.03
Exercised	-	$-
Canceled/expired	(316,462)	$9.20
Outstanding at January 2, 2010	4,293,741	$6.77
Granted	2,208,392	$2.39
Exercised	(4,502)	$3.38
Canceled/expired	(1,143,075)	$7.32
Outstanding at January 1, 2011	5,354,556	$4.87
Granted	407,990	$2.03
Exercised	-	-
Canceled/expired	(270,515)	$4.93
Outstanding at December 31, 2011	5,492,031	$4.66	5.47 years	-
Exercisable at December 31, 2011	4,337,534	$5.28	4.70 years	-

The total intrinsic value of stock options exercised during fiscal 2010 was $5 thousand. There were no options exercised during fiscal 2011 and fiscal 2009.

The following table summarizes information about stock options outstanding at December 31, 2011:

			Outstanding			Exercisable
Range of exercise prices			Shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Shares	Weighted average exercise price
$0.00	-	$4.96	2,738,705	7.27	2.36	1,586,708	2.40
$4.97	-	$9.92	2,659,076	3.69	6.79	2,656,576	6.79
$9.93	-	$14.88	94,250	3.32	11.34	94,250	11.34
$0.00	-	$14.88	5,492,031	5.47	$4.66	4,337,534	$5.28

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

The Company’s classification of revenue by geographic area is determined by the location of the Company’s customer. The following table summarizes revenue information by geographic area (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009

United States	$76,823	$83,616	$88,971
United Kingdom	11,290	14,026	15,564
All other	31,892	30,935	29,923
	$120,005	$128,577	$134,458

The Company’s long-lived assets by geographic area are as follows (in thousands):

	December 31, 2011	January 1, 2011

United States	$23,818	$26,026
United Kingdom	351	510
Canada	306	425
	$24,475	$26,961

18. RELATED PARTIES

The Company engages the services of Amster, Rothstein & Ebenstein, a law firm of which a member of the Company’s Board of Directors is a partner. Expenses incurred for services from this law firm were $22,000 (including $7,000 of pass through expenses), $100,000 (including $50,000 of pass-through expenses) and $1,300,000 (including $500,000 of pass-through expenses) in fiscal 2011, fiscal 2010, and fiscal 2009, respectively.

19. COMMITMENTS AND CONTINGENCIES

Commitments

The Company conducts operations in certain facilities under long-term operating leases. The Company also leases certain office and other equipment for use in its operations. These leases expire at various dates through 2015, with various options to renew as negotiated between the Company and its landlords. It is expected that in the normal course of business, leases that expire will be renewed or replaced. Rent expense under these leases, for continuing operations was $2.1 million in fiscal 2011, $2.0 million in fiscal 2010 and $1.9 million in fiscal 2009, and for discontinued operations was $0.1 million in fiscal 2010, and $0.6 million in fiscal 2009. The Company did not have any rent expense related to discontinued operations in 2011.

The Company’s obligations under its non-cancelable operating leases at December 31, 2011 were as follows (in thousands):

Non-Cancelable Obligations
Fiscal 2012	$2,182
Fiscal 2013	1,017
Fiscal 2014	435
Fiscal 2015	245
Fiscal 2016	-
Thereafter	-

The Company entered into an agreement in fiscal 2000 with Fuji, whereby minimum royalty payments to Fuji are required based on specified sales volumes of the Company’s A3 format size four-color sheet-fed DI presses. The agreement provides for total royalty payments to be no less than $6 million and not greater than $14 million over the life of the agreement. As of December 31, 2011, the Company had paid Fuji $9.7 million under the agreement. Royalty payments under this agreement totaled $0.1 million, $0.3 million and $0.4 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The Company’s maximum remaining liability under the royalty agreement at December 31, 2011, was $4.3 million.

Contingencies

The Company has change-in-control agreements with certain of its employees that provide them with benefits should their employment with the Company be terminated other than for cause or their disability or death, or if they resign for good reason, as defined in these agreements, within a certain period of time after the date of any change-in-control of the Company.

From time to time the Company has engaged in sales of equipment that is leased by or intended to be leased by a third party purchaser to another party. In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). Generally, the Company’s liability for these recourse agreements is limited to 9.5% of the amount outstanding. The maximum amount for which the Company was liable to the financial institutions for the shortfall payments was approximately $0.5 million at December 31, 2011.

Litigation

The Company is involved in litigation that it considers routine and incidental to its business. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The potential liability is assessed by analyzing the litigation using available information. The Company develops its views on estimated losses in consultation with outside counsel handling its defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Presstek does not expect the results of any of these actions to have a material adverse effect on its business, results of operation or financial condition.

20. QUARTERLY RESULTS (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal 2011
Revenue	$31,880	$31,395	$26,900	$29,830
Gross profit	$9,945	$9,957	$7,285	$7,468
Loss from operations	(1,540)	(1,698)	(5,415)	(3,774)
Net loss	$(1,540)	$(1,698)	$(5,415)	$(3,774)
Loss per share from operations – basic and diluted	$(0.04)	$(0.05)	$(0.15)	$(0.10)
Loss per share – basic and diluted (1)	$(0.04)	$(0.05)	$(0.15)	$(0.10)

Fiscal 2010
Revenue	$34,491	$31,607	$31,414	$31,065
Gross profit	$11,393	$10,296	$10,306	$9,903
Loss from continuing operations	(544)	(1,845)	(1,496)	(6,668)
Income (loss) from discontinued operations	(78)	8	-	-
Net loss	$(622)	$(1,837)	$(1,496)	$(6,668)
Loss per share from continuing operations – basic and diluted	$(0.02)	$(0.05)	$(0.04)	$(0.18)
Earnings (loss) per share from discontinued operations – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Loss per share – basic and diluted (1)	$(0.02)	$(0.05)	$(0.04)	$(0.18)

(1) Income (loss) per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly income (loss) per share may not equal the total computed for the year.

      21. SUBSEQUENT EVENTS

Subsequent to the year end, the Company announced changes in executive management.  The Board of Directors has elected Stanley E. Freimuth as Chairman, President and Chief Executive Officer, effective February 13, 2012. Mr. Freimuth replaces Jeffrey Jacobson, who left the Company to accept a new position.

The Company also announced that the Board of Directors has appointed Arnon Dror Vice President, Chief Financial Officer and Treasurer, effective February 9, 2012.  Mr. Dror replaces Jeffrey A Cook, who left the Company to accept a new position.

Both Mr. Jacobson and Mr. Cook’s stock options that had not been exercised expired thirty days after their employment with the Company ended.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision of management and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2011.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred in the fourth quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Information with respect to our directors and nominees may be found under the caption “Election of Directors” of the Company’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 12, 2012 (the “Proxy Statement”). Such information is incorporated herein by reference.

Executive Officers

The Company’s executive officers as of the date of this Annual Report on Form 10-K are as follows:

Executive Officer	Position	Age at December 31, 2011
Stanley Freimuth	Chairman, President and Chief Executive Officer	65

Arnon Dror	Vice President and Chief Financial Officer	46

James R. Van Horn	Vice President, General Counsel and Secretary	55

Stanley E. Freimuth was appointed Chairman, President & CEO of Presstek in February of 2012. He has been an active member of the Presstek Board of Directors since 2009. Prior to joining Presstek, Mr. Freimuth spent nearly 25 years with Fujifilm, where he ran the company’s U.S. graphic systems business for 17 years. He then went on to serve in several key executive roles at Fujifilm, including Chief Operating Officer, Senior Executive Vice President and Chief Administrative Officer, where he had responsibility for all of the Fujifilm U.S.A. businesses. In these roles, he was instrumental in leading the company's successful strategy to transition from an analog to a digital business model.

Mr. Freimuth currently serves on the Advisory Board for New York University's M.A. program for Graphic Communications Management and Technology and on the Advisory Board for the Smithsonian National Zoological Park. He has also served as Chairman of the Board for the Association for Suppliers of Printing, Publishing and Converting Technologies (NPES) and as Chairman of the Graphic Arts Show Company (GASC). He is a recipient of both the Franklin Award from the Association of Graphic Communications and the Harold W. Gegenheimer Award from NPES.

Arnon Dror was appointed to the role of Presstek’s Vice President, Chief Financial Officer and Treasurer in February 2012. In this role, Mr. Dror oversees all of the company’s financial and investor relations functions.

Prior to joining Presstek Mr. Dror held several key executive positions at the Eastman Kodak Company, including Director of Worldwide Channel Management; Director of Worldwide Operations, Consumer and Graphic Communications Groups; and Vice President of Global Services and Operations for the Graphic Communications Group. Prior to its acquisition by Eastman Kodak, he was Corporate Vice President of Finance for Creo, Inc.

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

PRESSTEK, INC.

/s/ Stanley Freimuth
Stanley Freimuth
Chairman, President and Chief Executive Officer
Date: March 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stanley Freimuth
Stanley Freimuth	Chairman, President and Chief Executive Officer	March 27, 2012
(Principal Executive Officer)

/s/ Arnon Dror
Arnon Dror	Vice President, Chief Financial Officer and Treasurer	March 27, 2012
(Principal Financial Officer)

/s/ Robert Larson
Robert Larson	Chief Accounting Officer	March 27, 2012

/s/ Edward E. Barr
Edward E. Barr	Lead Director	March 27, 2012

/s/ Daniel S. Ebenstein, Esq
Daniel S. Ebenstein, Esq.	Director	March 27, 2012

/s/ Steven N. Rappaport
Steven N. Rappaport	Director	March 27, 2012

/s/ Donald C. Waite, III
Donald C. Waite, III	Director	March 27, 2012

Exhibit Number		Description	Reference

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
Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 25, 2009.
3.1		Amended and Restated Certificate of Incorporation of Presstek, Inc.	Incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 1996.
3.2		By-laws of Presstek, Inc.	Incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995.
10.1	***	1998 Stock Incentive Plan.	Incorporated by reference to Exhibit A to the Company’s Definite Proxy Statement, filed April 24, 1998.
10.2	***	2002 Employee Stock Purchase Plan of Presstek, Inc.	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed August 9, 2002.
10.3	***	2003 Stock Option and Incentive Plan of Presstek, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003.
10.4	***	2008 Omnibus Incentive Plan.	Incorporated by reference to Appendix A to the Company’s Definite Proxy Statement, filed May 9, 2008.
10.5	**	OEM Consumables Supply Agreement by and between Presstek, Inc. and Heidelberger Druckmaschinen, AG., dated July 1, 2003.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.
10.6	**	OEM Consumables Supply Agreement by and between Presstek, Inc. and Heidelberg U.S.A., Inc. dated July 1, 2003.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.

10.7	***	Employment Agreement by and between Presstek, Inc. and Stanley Freimuth dated February 1, 2012.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 10, 2012.
10.8	***	Restricted Stock Agreement by and between Presstek, Inc. and Stanley Freimuth dated February 13, 2012.	Filed with this report.
10.9	***	Severance Commitment Letter by and between Presstek, Inc. and Arnon Dror dated February 1, 2012.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 10, 2012.
10.10	***	Retention Incentive Agreement between Presstek, Inc. and James R. Van Horn dated February 13, 2012.	Filed with this report.
10.11	***	Forms of Stock Option Agreement under 2008 Omnibus Incentive Plan.	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.12		(i) Purchase and Sale Agreement and Escrow Instruction by and between Presstek, Inc. and EJC Properties, LLLP dated April 24, 2008.	Incorporated by reference to Exhibit 10.20(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
		(ii) First Amendment to Purchase and Sale Agreement and Escrow Instruction by and between Presstek, Inc. and EJC Properties, LLLP dated June 27, 2008.	Incorporated by reference to Exhibit 10.20(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
10.13	***	Letter Agreement between Presstek, Inc. and James R. Van Horn dated December 17, 2009.	Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2010.
10.14	***	Employment Agreement by and between Presstek, Inc. and James R. Van Horn dated September 30, 2010.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A, Amendment No.1, filed on October 5, 2010.
10.17		Revolving Credit and Security Agreement dated as of March 5, 2010 by and among PNC Bank, National Association (as Lender and as Agent) and the Company.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 10, 2010.
10.18		Canadian Guarantor Security Agreement, dated as of March 19, 2010 of Presstek Canada Corp./Corporation Presstek Canada in favor of PNC Bank, National Association (as lender and agent).	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
10.19		Charge Over Shares, dated March 5, 2010 between Presstek Overseas Corp. and PNC Bank, National Association in favor of PNC Bank, National Association (as lender and agent).	Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.

10.20	Composite Guarantee and Debenture, dated March 5, 2010 between Presstek Europe Limited and PNC Bank, National Association in favor of PNC Bank, National Association (as lender and agent).	Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
10.21	Guarantee, dated March 19, 2010 of Presstek Canada Corp./Corporation Presstek Canada in favor of PNC Bank, National Association (as lender and agent).	Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
10.22	Guarantor Security Agreement, dated as of March 5, 2010 between PNC Bank, National Association (as lender and agent) and Presstek Overseas Corp.	Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
10.23	Guaranty (Corporate), dated March 5, 2010 of ABD Canada Holdings, Inc. in favor of PNC Bank, National Association (as lender and agent).	Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
10.24	Guaranty (Corporate), dated March 5, 2010 of Presstek Overseas Corp. in favor of PNC Bank, National Association (as lender and agent).	Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
10.25	Guaranty (Corporate), dated March 5, 2010 of SDK Realty Corp. in favor of PNC Bank, National Association (as lender and agent).	Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
10.26	Guarantor Security Agreement, dated as of March 5, 2010 between PNC Bank National Association (as lender and agent) and ABD Canada Holdings, Inc.	Incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
10.27	Guarantor Security Agreement, dated as of March 5, 2010 between PNC Bank, National Association (as lender and agent) and SDK Realty Corp.	Incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
10.28	Pledge Agreement, dated as of March 5, 2010 between PNC Bank, National Association (as lender and agent) and Presstek, Inc.	Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
10.29	Pledge Agreement, dated as of March 5, 2010 between PNC Bank, National Association (as lender and agent) and Presstek Overseas Corp.	Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
10.30
Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Massachusetts), dated as of March 5, 2010 between SDK Realty Corp. and PNC Bank, National Association (as lender and agent).
Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
10.31	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (New Hampshire), dated as of March 5, 2010 from Presstek, Inc. to PNC Bank, National Association (as lender and agent).	Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2010.
10.32	3rd Amendment of Credit Agreement	Filed with this report.

10.33	Employment Agreement by and between Presstek, Inc. and Jeffrey Jacobson dated November 1, 2011.	Filed with this report.
10.34	Employment Agreement by and between Presstek, Inc. and Jeffrey Cook dated November 1, 2011.	Filed with this report.
10.35	Employment Agreement by and between Presstek, Inc. and James R. Van Horn dated November 1, 2011.	Filed with this report.
21.1	Subsidiaries of the Registrant.	Incorporated by reference to Exhibit 10.21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
23.1	Consent of KPMG LLP.	Filed with this report.
31.1	Certification of Chief Executive Officer Pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended.	Filed with this report.
31.2	Certification of Chief Financial Officer Pursuant to Section 240.13a-14 or Section 240.15d-14 of the Securities Exchange Act of 1934, as amended.	Filed with this report.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this report.
101.INS	XBRL Instance Document.*	Filed with this report.
101.SCH	XBRL Taxonomy Extension Schema Document.*	Filed with this report.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*	Filed with this report.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*	Filed with this report.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*	Filed with this report.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*	Filed with this report.

* The Company hereby agrees to provide the Commission, upon request, copies of any omitted exhibits or schedules to this exhibit required by Item 601(b)(2) of Regulation S-K.

**	The SEC has granted Presstek’s request of confidential treatment with respect to a portion of this exhibit.

*** Management contract or compensatory plan or arrangement.