Form 10-Q
period 2012-05-15
PRESSTEK INC /DE/
filed 2012-05-15
CIK 846876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Yes ☐    No ☑
As of May 14, 2012, there were 37,395,228 shares of the Registrant’s Common Stock, $0.01 par value, outstanding.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)
	March 31,	December 31,
	2012	2011

ASSETS
Current assets
Cash and cash equivalents	$2,512	$2,539
Cash - restricted	528	512
Accounts receivable, net	14,738	15,904
Inventories	22,828	25,038
Other current assets	1,614	1,345
Total current assets	42,220	45,338

Property, plant and equipment, net	17,977	18,543
Intangible assets, net	4,740	5,001
Other noncurrent assets	870	931

Total assets	$65,807	$69,813

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Line of credit	$11,283	$13,757
Accounts payable	7,753	6,864
Accrued expenses	4,679	5,472
Deferred revenue	3,507	4,473
Total current liabilities	27,222	30,566

Other long-term liabilities	12	31

Total liabilities	27,234	30,597

Stockholders' equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized, 37,395,228 and
37,395,228 shares issued and outstanding at March 31, 2012 and
December 31, 2011, respectively	374	374
Additional paid-in capital	125,237	124,992
Accumulated other comprehensive loss	(3,048)	(3,384)
Accumulated deficit	(83,990)	(82,766)
Total stockholders' equity	38,573	39,216

Total liabilities and stockholders' equity	$65,807	$69,813

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)
(in thousands, except per-share data)
(Unaudited)

	March 31,	April 2,
	2012	2011

Revenue
Equipment	$3,500	$5,118
Consumables	17,564	20,734
Service and parts	5,962	6,028
Total revenue	27,026	31,880

Cost of revenue
Equipment	4,213	5,564
Consumables	10,954	11,229
Service and parts	4,560	5,142
Total cost of revenue	19,727	21,935

Gross profit	7,299	9,945

Operating expenses
Research and development	974	1,075
Sales, marketing and customer support	3,943	5,264
General and administrative	2,827	4,317
Amortization of intangible assets	246	201
Restructuring and other charges	-	315
Total operating expenses	7,990	11,172

Operating loss	(691)	(1,227)
Interest and other income (expense), net	(496)	(315)

Loss before income taxes	(1,187)	(1,542)
Provision (benefit) for income taxes	37	(2)

Net loss	$(1,224)	$(1,540)

Unrealized foreign currency translation adjustments	336	527

Comprehensive loss	$(888)	$(1,013)

Net loss per share - basic and diluted	$(0.03)	$(0.04)

Weighed average shares outstanding - basic and diluted	37,395	37,246

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	March 31,	April 2,
	2012	2011
Operating activities
Net loss	$(1,224)	$(1,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	855	959
Amortization of intangible assets	246	201
Provision for warranty costs	-	121
Provision for accounts receivable allowances	-	20
Stock compensation expense	245	448
Accrual for non-cash bonus plan	-	178
Restructuring and other charges	-	315
Loss on disposal of long-lived assets	50	42
Changes in operating assets and liabilities:
Restricted cash	(16)	(18)
Accounts receivable	905	(2,087)
Inventories	1,977	322
Other current assets	(264)	(1,544)
Other noncurrent assets	312	(172)
Accounts payable	787	529
Accrued expenses	(706)	(1,259)
Deferred revenue	(965)	333
Net cash (used in) provided by operating activities	2,202	(3,152)

Investing activities
Purchase of property, plant and equipment	(50)	(81)
Investment in patents and other intangible assets	(35)	(716)
Net cash used in investing activities	(85)	(797)

Financing activities
Net proceeds from issuance of common stock	-	754
Net borrowings (repayments) under line of credit agreement	(2,474)	1,698
Net cash provided by (used in) financing activities	(2,474)	2,452

Effect of exchange rate changes on cash and cash equivalents	330	501

Net decrease in cash and cash equivalents	(27)	(996)
Cash and cash equivalents, beginning of period	2,539	4,165
Cash and cash equivalents, end of period	$2,512	$3,169

Supplemental disclosure of cash flow information
Cash paid for interest	$280	$174
Cash (refunded) paid for income taxes	$(4)	$9

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements of Presstek, Inc. and its subsidiaries (“Presstek,” the “Company,” “we” or “us”) contain all adjustments, including normal recurring adjustments, necessary to present fairly Presstek’s financial position as of March 31, 2012 and December 31, 2011, its results of operations for the three months ended March 31, 2012 and April 2, 2011 and its cash flows for the three months ended March 31, 2012 and April 2, 2011, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the interim reporting requirements of Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Certain reclassifications were made to prior years' amounts to conform to the 2012 presentation.

The results of the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending December 29, 2012.  The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 27, 2012.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Intercompany transactions and balances have been eliminated.

The Company operates and reports on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the thirteen week periods ended March 31, 2012 (the “first quarter and first three months of fiscal 2012” or “the three months ended March 31, 2012”) and April 2, 2011 (the “first quarter and first three months of fiscal 2011” or “the three months ended April 2, 2011”).

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

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the SEC on March 27, 2012.  There were no significant changes to the Company’s critical accounting policies during the three months ended March 31, 2012.

Recently Issued Accounting Standards

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Topic 220). This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011, requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of this guidance did not have a material impact upon our financial position and results of operations.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2012
(Unaudited)

2.  ACCOUNTS RECEIVABLE, NET

The components of accounts receivable, net of allowances, are as follows (in thousands):

	March 31, 2012	December 31, 2011

Accounts receivable	$21,721	$23,119
Less allowances	(6,983)	(7,215)
	$14,738	$15,904

3.  INVENTORIES

The components of inventories are as follows (in thousands):

	March 31, 2012	December 31, 2011

Raw materials	$4,208	$4,251
Work in process	961	1,056
Finished goods	17,659	19,731
	$22,828	$25,038

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2012
(Unaudited)

4.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, net, are as follows (in thousands):

	March 31, 2012	December 31, 2011

Land and improvements	$1,301	$1,301
Buildings and leasehold improvements	22.637	22,619
Production and other equipment	44,095	44,070
Office furniture and equipment	11,071	11,025
Construction in process	378	353
Total property, plant and equipment, at cost	79,482	79,368
Accumulated depreciation and amortization	(61,505)	(60,825)
Net property, plant and equipment	$17,977	$18,543

Construction in process is generally related to production equipment not yet placed into service.

The Company recorded depreciation expense of $0.9 million in the first quarter of fiscal 2012 and $1.0 million in the first quarter of fiscal 2011.  Under the Company’s financing arrangements (see Note 5), all property, plant and equipment is pledged as security.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2012
(Unaudited)

5.  FINANCING ARRANGEMENTS

The components of the Company’s outstanding borrowings are as follows (in thousands):

	March 31, 2012	December 31, 2011

Line of credit	$11,283	$13,757

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

Under the Credit Agreement the Company is required to provide monthly Borrowing Base Certificates to the Agent that become the basis for calculating the Credit Agreement’s Formula Amount.  The Formula Amount, capped at $25 million, represents the maximum amount of advances available to the Company at a given point in time.  The Formula Amount is normally calculated 20 days subsequent to the close of each fiscal month.  Because of the timing delay, the Agent utilizes a process that estimates the maximum amount available daily during each fiscal period.  As of March 31, 2012 the Formula Amount was $12.4 million and the Company had outstanding balances on its line of credit of $11.3 million.  The amount available under the credit line, based on the Formula Amount, was $1.1 million as of March 31, 2012.

Under the terms of the Credit Agreement, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, incur

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2012
(Unaudited)

additional debt and make acquisitions and divestitures, with certain exceptions.  The key financial covenants include a requirement for the Company to maintain a certain fixed charge coverage ratio and a limit on capital expenditures for the Company’s first, second, third and fourth fiscal quarters in 2010 of $385,000, $1,238,000, $1,139,000 and $614,000, respectively, and $4,000,000 in each fiscal year thereafter.  As of December 31, 2011, the Credit Agreement required the Company to maintain a rolling four quarter cumulative fixed charge coverage ratio of 1.0 to 1.0. Pursuant to an amendment to the Credit Agreement dated February 7, 2012, the fixed charge coverage ratio has been changed.  The Company is required to maintain a fixed charge coverage ratio of 1.25 to 1.0 for the following periods: with respect to the fiscal quarter ending on or about March 31, 2012, for the fiscal quarter then ending; with respect to the fiscal quarter ending on or about June 30, 2012, for the two fiscal quarters then ending; with respect to the fiscal quarter ending on or about September 30, 2012, for the three fiscal quarters then ending; with respect to the fiscal quarter ending on or about December 31, 2012 and for each fiscal quarter ending thereafter, in each case for the four fiscal quarters then ending.  In addition, pursuant to the amendment dated February 7, 2012, the Availability Block (as defined in the Loan Agreement) of $2 million, which was to be re-established on January 31, 2012, will be re-established on the following schedule: (i) for the period commencing on January 31, 2012 and ending on the last day of the fiscal quarter ending on or about March 31, 2012, $1.0 million, (ii) for the period commencing on the first day of the fiscal quarter commencing on or about April 1, 2012 and ending on the last day of such fiscal quarter, $1.25 million, (iii) for the period commencing on the first day of the fiscal quarter commencing on or about July 1, 2012 and ending on the last day of such fiscal quarter, $1.5 million, (iv) for the period commencing on the first day of the fiscal quarter commencing on or about October 1, 2012 and ending on the last day of such fiscal quarter, $1.75 million and (v) for the period commencing on the first day of the fiscal year commencing on or about January 1, 2013 and through the expiration of the Loan Agreement, $2.0 million.

As of March 31, 2012, the Company was fully in compliance with all financial covenants.  The fixed charge ratio for the quarter ended March 31, 2012 was 3.03 to 1.0, in excess of the 1.25 to 1.0 minimum required ratio.  Additionally, since the inception of the Credit Agreement, the Company’s quarterly capital expenditures have been well below the maximum levels allowed. The Company’s current credit agreement expires in March 2013.  The Company intends to seek an extension of the current credit agreement of a replacement of the current financing arrangement with another lender. However, there can be no assurance that the Company will be able to obtain an extension of the current credit agreement or obtain adequate financing from another source.

The weighted average interest rate on the Company’s short-term borrowings was 4.99% at March 31, 2012.

6.  ACCRUED EXPENSES

The components of accrued expenses are as follows (in thousands):

	March 31, 2012	December 31, 2011

Accrued payroll and employee benefits	$1,376	$1,286
Accrued warranty	738	911
Accrued restructuring and other charges	264	809
Accrued professional fees	705	689
Other	1,596	1,777
	$4,679	$5,472

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2012
(Unaudited)

7.  ACCRUED WARRANTY

Product warranty activity in the first three months of fiscal 2012 is as follows (in thousands):

Balance at December 31, 2011	$911
Utilization of accrual for warranty costs	(173)
Balance at March 31, 2012	$738

8.  DEFERRED REVENUE

The components of deferred revenue are as follows (in thousands):

	March 31, 2012	December 31, 2011

Deferred service revenue	$3,324	$3,651
Deferred equipment revenue	183	822
	$3,507	$4,473

9.  RESTRUCTURING AND OTHER CHARGES

The activity for the first three months of fiscal 2012 related to the Company’s restructuring and other charges accruals is as follows (in thousands):
	Balance December 31, 2011	Charged to expense	Utilization	Balance March 31, 2012

Severance and fringe benefits	$809	$-	$(545)	$264

The remaining accrual of $264,000 is expected to be fully utilized by the fourth quarter of fiscal 2012.

10.  STOCK-BASED COMPENSATION

The Company has equity incentive plans that are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee oversees and approves which employees receive grants, the number of shares or options granted and the exercise prices and other terms of the awards.

The 2003 Stock Option and Incentive Plan

The 2003 Stock Option and Incentive Plan (the “2003 Plan”) provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including those directors who are not an employee or officer of the Company, such directors being referred to as Non-Employee Directors), consultants and advisors of the Company and its subsidiaries.  A total of 2,000,000 shares of common stock, subject

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2012
(Unaudited)

to anti-dilution adjustments, have been reserved under this plan.  Any future options granted under the 2003 Plan will become exercisable at such times and subject to such terms and conditions as the Board of Directors or Committee may specify at the time of each grant.  At March 31, 2012, there were 1,435,567 options outstanding under the 2003 Plan, and 479,033 shares available for future grants under this plan.  The options will expire at various dates prescribed by the individual option grants.

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

A total of 5,500,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan. Awards granted under this plan may have varying vesting and termination provisions and can have no longer than a ten-year contractual life. There were a total of 1,313,885 options granted under this plan for the three months ended March 31, 2012, respectively. At March 31, 2012, there were 2,522,070 options outstanding and 2,542,260 shares available for future grants under this plan.

Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan (“ESPP”) was designed to provide eligible employees of the Company and its participating U.S. subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions. The plan expired by its terms on December 31, 2011. The Company issued 19,577 shares of common stock under the ESPP for the three months ended April 2, 2011. The purchase price of the stock under this plan was equal to 85% of the fair market value of a share of common stock on the first day or last day of each three-month offering period, whichever is lower. All employees of the Company or participating subsidiaries who customarily work at least 20 hours per week and do not own five percent or more of the Company’s common stock were eligible to participate in the ESPP.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2012
(Unaudited)

Stock-Based Compensation

Stock-based compensation associated with stock option grants to all officers, directors, and employees is included as a component of “General and administrative expense” in the Company’s Consolidated Statements of Operations.

Stock based compensation expense for the three months ended March 31, 2012 and April 2, 2011 is as follows (in thousands):
	Three months ended
Stock option plan	March 31, 2012	April 2, 2011

2003 Plan*	$5	$116
2008 Plan	237	322
1998 Plan	-	1
ESPP	-	9
Restricted Stock	3	-
Total	$245	$448
* includes $11 thousand of stock compensation expense related to repriced options for the first quarter of fiscal 2011.

As of March 31, 2012, there was $0.7 million of unrecognized compensation expense related to stock option grants, most of which vest in the next year.

Valuation Assumptions

Plan Options

The fair value of the options to purchase common stock granted in the first quarter of fiscal 2012 and fiscal 2011 under the 2008 Plan and were estimated on the respective grant dates using the Black-Scholes valuation model with the following assumptions:

	Three months ended
	March 31, 2012	April 2, 2011

Risk-free interest rate	0.96%	2.26%
Volatility	79.42%	78.67%
Expected life (in years)	5.42	5.83
Dividend yield	-	-

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2012
(Unaudited)

Based on the above assumptions, the weighted average fair value of each option to purchase a share of the Company’s common stock granted in the first quarter of fiscal 2012 and fiscal 2011 under the 2008 Plan was $0.43 and $1.50, respectively.

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

Stock Option Activity

Stock option activity for the three months ended March 31, 2012 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31, 2011	5,492,031	$4.66	5.47 years	$-
Granted	1,313,885	0.57
Exercised	-	-
Canceled/expired	2,722,179	4.02
Outstanding at March 31, 2012	4,083,737	$3.77	6.49 years	$ 4 thousand

Exercisable at March 31, 2012	2,672,268	$5.31	4.87 years	$-

There were no options exercised during the three months ended March 31, 2012 or April 2, 2011, respectively.

11.  INTEREST AND OTHER INCOME (EXPENSE)

The components of Interest and other income (expense), net, are as follows (in thousands):

	Three months ended
	March 31, 2012	April 2, 2011
Interest expense, net	$(363)	$(261)
Foreign currency losses	(154)	(131)
Other income (expense), net	21	77
	$(496)	$(315)

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2012
(Unaudited)

12. INCOME TAXES

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

The Company’s tax provision/(tax benefit) was $37,000 and ($2,000) for the three months ended March 31, 2012 and April 2, 2011, respectively, on pre-tax losses of $1.2 million and $1.5 million for the respective periods.

At March 31, 2012, our deferred tax assets, net of valuation allowance, were zero.  However, if future events differ from expectations, changes in the valuation allowance may be required.  A change in the valuation allowance occurs if there is a change in management’s assessment of the amount of net deferred tax assets that is expected to be realized in the future.

13.  SEGMENT AND GEOGRAPHIC INFORMATION

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

The Company’s classification of revenue by geographic area is determined by the location of the Company’s customer.  The following table summarizes revenue information by geographic area (in thousands):

	Three months ended
	March 31, 2012	April 2, 2011

United States	$18,308	$19,925
United Kingdom	2,177	3,235
All other	6,541	8,720
	$27,026	$31,880

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2012
(Unaudited)

The Company’s long-lived assets by geographic area are as follows (in thousands):

	March 31, 2012	December 31, 2011

United States	$22,992	$23,818
United Kingdom	312	351
Canada	283	306
	$23,587	$24,475

14.  RELATED PARTIES

The Company engages the services of Amster, Rothstein & Ebenstein, a law firm of which Board member Daniel S. Ebenstein is a partner.  Expenses incurred for services rendered by this law firm were $2,200 (including $200 of pass-through expenses), and $1,900 (including $700 of pass-through expenses) for the three months ended March 31, 2012 and April 2, 2011, respectively.

15.  COMMITMENTS AND CONTINGENCIES

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

From time to time the Company engages in sales of equipment that is leased by or intended to be leased by a third-party purchaser to another party. In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). Generally, the Company’s liability for these recourse agreements is limited to 9.5% of the amount outstanding. The maximum amount for which the Company was liable to the financial institutions for the shortfall payments was approximately $0.5 million at March 31, 2012 and $0.7 million at April 2, 2011.

PRESSTEK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2012
                    (Unaudited)

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

Presstek is a party to litigation that it considers routine and incidental to its business; however, it does not expect the results of any of these actions to have a material adverse effect on its business, results of operation or financial condition.

16.  SUBSEQUENT EVENTS

Subsequent to the quarter end, the Company announced that its application to transfer the listing of its common stock from The NASDAQ Global Market® to The NASDAQ Capital Market® has been approved by NASDAQ. This transfer became effective at the opening of business on April 20, 2012, and the Company's common stock continues to trade under the symbol "PRST." The NASDAQ Capital Market is a continuous trading market that operates in substantially the same manner as The NASDAQ Global Market and listed companies must meet certain financial requirements and comply with NASDAQ's corporate governance requirements.

The Company also announced that it will seek stockholder approval of an amendment to its Certificate of Incorporation to effect a reverse stock split in the range of 1-for-2 to 1-for-15 shares of common stock. The Board of Directors would retain discretion over whether to implement the reverse stock split and over the exact ratio of the reverse stock split. The reverse stock split would provide the Company with a possible means to cure its minimum bid price deficiency for continued listing on The NASDAQ Capital Market, if such action becomes necessary. The proposed reverse stock split will be voted upon at the annual meeting of stockholders to be held June 12, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements, which involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described below in the section entitled “Information Regarding Forward-Looking Statements”, in “Part II, Item IA Risk Factors” of this Quarterly Report on Form 10-Q and in “Part I, Item 1A, Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 27, 2012.

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

Presstek’s business model is a capital equipment and consumables model. In this model, approximately two-thirds of our revenue is recurring revenue. Our model is designed so that each placement of either a DI® press or a computer-to-plate (“CTP”) system generally results in recurring aftermarket revenue for consumables and service. We also provide consumables for use on equipment purchased by end users from other manufacturers and suppliers.

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

Similar digital imaging technologies are used in our CTP systems. We have designed and manufacture CTP systems that incorporate our technology to image our chemistry-free printing plates. Our chemistry-free digital imaging systems enable customers to produce high quality, full color lithographic printed materials more quickly and cost effectively than conventional methods that employ more complicated workflows and toxic chemical processing. This results in reduced printing cycle time and lowers the effective cost of production for commercial printers. Our solutions make it more cost effective for printers to meet the increasing demand for shorter print runs, higher quality color and faster turn-around times.

In addition to marketing, selling and servicing our proprietary digital products, we also market, sell and service traditional (or analog) products for the commercial print market. This analog equipment is manufactured by third party strategic partners and the analog consumables are manufactured by either us or our strategic partners.

We currently operate in only one industry segment. We are primarily engaged in the development, manufacture, sourcing, selling and servicing of our business solutions using patented digital imaging systems and patented printing plate technologies. We also provide traditional analog systems and related equipment and supplies for the graphic arts and printing industries.

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

During fiscal 2010 we took a major step forward in our up-market growth strategy with the introduction of the new Presstek 75DI® digital offset press.  The 75DI® incorporates Presstek’s next-generation imaging technology and DI® thermal plates into a larger six-page format.  This new larger format press, which can also be purchased with integrated aqueous coating capability, provides us greater access to the up-market, larger customers.

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

General

We report on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the thirteen week periods ended March 31, 2012 (the “first quarter and first three months of fiscal 2012” or “the three months ended March 31, 2012”) and April 2, 2011 (the “first quarter and first three months of fiscal 2011” or “the three months ended April 2, 2011”).

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

RESULTS OF OPERATIONS

Results of operations in dollars and as a percentage of revenue were as follows (in thousands of dollars):

	Three months ended
	March 31, 2012		April 2, 2011
		% of revenue		% of revenue
Revenue:
Equipment	$3,500	13.0	$5,118	16.1
Consumables	17,564	65.0	20,734	65.1
Service and parts	5,962	22.0	6,028	18.9
Total revenue	27,026	100.0	31,880	100.0
Cost of revenue:
Equipment	4,213	15.6	5,564	17.5
Consumables	10,954	40.5	11,229	35.2
Service and parts	4,560	16.9	5,142	16.1
Total cost of revenue	19,727	73.0	21,935	68.8
Gross profit	7,299	27.0	9,945	31.2

Operating expenses:
Research and development	974	3.6	1,075	3.4
Sales, marketing and customer support	3,943	14.6	5,264	16.5
General and administrative	2,827	10.5	4,317	13.5
Amortization of intangible assets	246	0.9	201	0.6
Restructuring and other charges	-	-	315	1.0
Total operating expenses	7,990	29.6	11,172	35.0
Operating loss	(691)	(2.6)	(1,227)	(3.8)
Interest and other income (expense), net	(496)	(1.8)	(315)	1.0
L Loss before income taxes	(1,187)	(4.4)	(1, 542)	(4.8)
Provision(benefit) for income taxes	37	0.1	(2)	0.0
Net loss	$(1,224)	(4.5)	$(1,540)	(4.8)

Quarter ending March 31, 2012 Compared to Quarter ending April 2, 2011

Revenue

Consolidated revenues were $27.0 million in the first quarter of fiscal 2012 compared to $31.9 million in the prior year quarter, a decrease of 15%.  The decline in revenues resulted primarily from lower sales of our consumables product lines as well as an unfavorable mix in sales of our DI equipment units.

Net equipment revenues were $3.5 million in the first quarter of 2012 compared to $5.1 million in the comparable prior year quarter, a decrease of 32%.  Customers are continuing to delay capital equipment purchases during this weak economy and financing remains difficult to obtain.  Gross revenue of DI® presses decreased by $1.7 million, or 40%, to $2.5 million in the first quarter of 2012.  Gross revenue of our CTP portfolio of equipment, defined as Dimension Excel, Dimension Pro, Compass, and Vector platesetters, was flat to the prior year quarter at $0.6 million.  Gross revenue of our traditional line of equipment, defined as polyester CTP platesetters and conventional equipment and peripherals, was also flat to the prior year quarter at $0.5 million.

Consumables product revenues declined 15%, from $20.7 million in the first quarter of 2011 to $17.6 million in the current year quarter, due primarily to the impact of the weak economy and the continuing erosion of our traditional plate and consumables product lines.  Total sales of our 34, 52, and 75 DI® plates declined from $4.1 million in the first quarter of fiscal 2011 to $3.6 million in the first quarter of fiscal 2012.  Sales of Presstek’s line of CTP plates was $3.5 million in the first quarter of fiscal 2012 and was flat to the comparable prior year quarter.  Sales of the remaining lines of traditional plates and consumables decreased from $12.9 million in the prior year first quarter to $10.4 million in the first quarter of fiscal 2012.

Service and parts revenues of $6.0 million in the first quarter of 2012 were flat compared to the prior year quarter.

Cost of Revenue

Consolidated cost of product, consisting of costs of material, labor and overhead, shipping and handling costs and warranty expenses, was $15.2 million in the first quarter of fiscal 2012 compared to $16.8 million in the comparable prior year quarter.  The reduction in cost was due primarily to lower sales of both equipment and consumables.

Consolidated cost of service and parts declined from $5.1 million in the first quarter of fiscal 2011 to $4.6 million in the first quarter of fiscal 2012, a reduction of 11%.  These amounts represent the cost of spare parts and labor and overhead expense associated with the ongoing service of products.  The reduction in overall cost is due primarily to lower field service expenses resulting from cost reduction initiatives.

Gross Profit

Gross profit as a percentage of product revenues was 28.0% in the first quarter of fiscal 2012 compared to 35.0% in the first quarter of fiscal 2011.  Lower margins were primarily the result of unfavorable equipment and consumables product mix, a stronger Yen, and unabsorbed manufacturing overhead in our factories resulting from lower overall production.

Gross profit as a percentage of service revenues was 23.5% in the first quarter of fiscal 2012 compared to 14.7% in the comparable prior year quarter.  The increase is primarily due to cost reduction efforts implemented in the fourth quarter of fiscal 2011.

Research and Development

Research and development expenses primarily consist of payroll and related expenses for personnel, parts and supplies, and contracted services required to conduct our equipment and consumables development efforts.  Research and development expenses decreased to $1.0 million in the first quarter of fiscal 2012 compared to $1.1 million in the first quarter of fiscal 2011.

Sales, Marketing and Customer Support

Sales, marketing and customer support expenses primarily consist of payroll and related expenses for personnel, advertising, trade shows, promotional expenses, and travel costs associated with sales, marketing and customer support activities.

Sales, marketing and customer support expenses decreased from $5.3 million  in the first quarter of fiscal 2011 to $3.9  million in the first quarter of fiscal 2012.  This decrease was primarily due to lower payroll related costs resulting from cost reduction actions as well as lower trade show expense.

General and Administrative

General and administrative expenses are primarily comprised of payroll and related expenses, including stock compensation, for personnel, contracted professional services necessary to conduct our general management, finance, information systems, human resources, legal and administrative activities and bad debt reserves.

General and administrative expenses declined from $4.3 million in the first quarter of fiscal 2011 to $2.8 million in the first quarter of fiscal 2012, a reduction of $1.5 million, or 35%.  This decrease was due in large part to cost reduction initiatives undertaken throughout fiscal 2011 in response to the ongoing difficult economic environment, as well as collection of bad debts, and lower non-cash stock compensation.

Amortization of Intangible Assets

Amortization expense was $0.2 million in the first quarter of fiscal 2012 as well as the comparable prior year quarter.  This expense relates to intangible assets recorded in connection with the Company’s 2004 acquisition of assets from A.B. Dick, 75DI development costs, patents, and other purchased intangible assets.

Restructuring and Other Charges

There were no restructuring charges in the first quarter of fiscal 2012.  Expenses of $0.3 million incurred during the first quarter of fiscal 2011 include restructuring costs related to various cost reduction activities.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, was an expense of $0.5 million in the first quarter of fiscal 2012 compared to expense of $0.3 million in the comparable prior year quarter. The increase in expense results primarily from fees incurred to amend our loan agreement with PNC Bank in the first quarter of fiscal 2012 and an increase in foreign currency translation expense.

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

The company’s tax provision/(tax benefit) was $37,000 and ($2,000) for the three months ended March 31, 2012 and April 2, 2011, respectively, on pre-tax losses of $1.2 million and $1.5 million for the respective periods.

At March 31, 2012, our deferred tax assets, net of valuation allowance, were zero.  However, if future events differ from expectations, changes in the valuation allowance may be required.  A change in the valuation allowance occurs if there is a change in management’s assessment of the amount of net deferred tax assets that is expected to be realized in the future.

 Liquidity and Capital Resources

We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings. At March 31, 2012, we had $2.5 million of cash and cash equivalents and $15.0 million of working capital, compared to $3.2 million of cash and cash equivalents and $22.7 million of working capital at April 2, 2011.

Operating Activities

Our operating activities provided $2.4 million of cash generation during the first three months of fiscal 2012. Cash  provided by operating activities came primarily from a positive operating margin after adding back non-cash charges for depreciation, amortization and stock based compensation expense. Improved collections on outstanding receivables and utilization of inventory stocks also contributed to increased cash generation during the quarter.

Our investing activities used $0.1 million of net cash during the first three months of fiscal 2012 primarily for additions to property, plant and equipment and patent applications.

Our financing activities used $2.6 million of cash during the first three months of fiscal 2012, consisting primarily of $2.5 million of repayments under our line of credit.

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

Under the Credit Agreement the Company is required to provide monthly Borrowing Base Certificates to the Agent that become the basis for calculating the Credit Agreement’s Formula Amount.  The Formula Amount, capped at $25 million, represents the maximum amount of advances available to the Company at a given point in time.  The Formula Amount is normally calculated 20 days subsequent to the close of each fiscal month.  Because of the timing delay, the Agent utilizes a process that estimates the maximum amount available daily during each fiscal period.  As of March 31, 2012 the Formula Amount was $12.4 million and the Company had outstanding balances on its line of credit of $11.3 million.  The amount available under the credit line, based on the Formula Amount, was $1.1 million as of March 31, 2012.

Under the terms of the Credit Agreement, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions and divestitures, with certain exceptions.  The key financial covenants include a requirement for the Company to maintain a certain fixed charge coverage ratio and a limit on capital expenditures for the Company’s first, second, third and fourth fiscal quarters in 2010 of $385,000, $1,238,000, $1,139,000 and $614,000, respectively, and $4,000,000 in each fiscal year thereafter.  As of December 31, 2011 the Credit Agreement required the Company to maintain a rolling four quarter cumulative fixed charge coverage ratio of 1.0 to 1.0. Pursuant to an amendment to the Credit Agreement dated February 7, 2012, the fixed charge coverage ratio has been changed.  The Company is required to maintain a fixed charge coverage ratio of 1.25 to 1.0 for the following periods: with respect to the fiscal quarter ending on or about March 31, 2012, for the fiscal quarter then ending; with respect to the fiscal quarter ending on or about June 30, 2012, for the two fiscal quarters then ending; with respect to the fiscal quarter ending on or about September 30, 2012, for the three fiscal quarters then ending; with respect to the fiscal quarter ending on or about December 31, 2012 and for each fiscal quarter ending thereafter, in each case for the four fiscal quarters then ending.  In addition, pursuant to the amendment dated February 7, 2012, the Availability Block (as defined in the Loan Agreement) of $2 million, which was to be re-established on January 31,

2012, will be re-established on the following schedule: (i) for the period commencing on January 31, 2012 and ending on the last day of the fiscal quarter ending on or about March 31, 2012, $1.0 million, (ii) for the period commencing on the first day of the fiscal quarter commencing on or about April 1, 2012 and ending on the last day of such fiscal quarter, $1.25 million, (iii) for the period commencing on the first day of the fiscal quarter commencing on or about July 1, 2012 and ending on the last day of such fiscal quarter, $1.5 million, (iv) for the period commencing on the first day of the fiscal quarter commencing on or about October 1, 2012 and ending on the last day of such fiscal quarter, $1.75 million and (v) for the period commencing on the first day of the fiscal year commencing on or about January 1, 2013 and through the expiration of the Loan Agreement, $2.0 million.

As of March 31, 2012, the Company was fully in compliance with all financial covenants.  The fixed charge ratio for the quarter ended March 31, 2012 was 3.0 to 1.0, in excess of the 1.25 to 1.0 minimum required ratio.  Additionally, since the inception of the Credit Agreement, the Company’s quarterly capital expenditures have been well below the maximum levels allowed. The Company’s current credit agreement expires in March 2013.  The Company intends to seek an extension of the current credit agreement of a replacement of the current financing arrangement with another lender. However, there can be no assurance that the Company will be able to obtain an extension of the current credit agreement or obtain adequate financing from another source.

The weighted average interest rate on the Company’s short-term borrowings was 4.99% at March 31, 2012.

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

From time to time the Company engages in sales of equipment that is leased by or intended to be leased by a third-party purchaser to another party. In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). Generally, the Company’s liability for these recourse agreements is limited to 9.5% of the amount outstanding. The maximum amount for which the Company was liable to the financial institutions for the shortfall payments was approximately $0.5 million at March 31, 2012 and $0.7 million at April 2, 2011.

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

Information Regarding Forward-Looking Statements

Statements other than those of historical fact contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the following:

•	our expectations regarding our ability to comply with the terms of our financing agreement;

•	the adequacy of internal cash and working capital for our operations;

•	manufacturing constraints and difficulties;

•	the introduction of competitive products into the marketplace;

•	the ability of the Company and its divisions to generate positive cash flows in the near-term, or to otherwise be profitable;

•	our ability to produce commercially competitive products;

•	the strength of our various strategic partnerships, both on manufacturing and distribution;

•	our ability to secure other strategic alliances and relationships;

•	our expectations regarding the Company’s strategy for growth, including statements regarding the Company’s expectations for continued product mix improvement;

•	our expectations regarding the balance, independence and control of our business;

•	our expectations and plans regarding market penetration, including the strength and scope of our distribution channels and our expectations regarding sales of DI presses or CTP devices;

•	the commercialization and marketing of our technology;

•	our expectations regarding performance of existing, planned and recently introduced products;

•	the adequacy of our intellectual property protections and our ability to protect and enforce our intellectual property rights;

•	the expected effect of adopting recently issued accounting standards, among others;

•	the recoverability of our intangible assets and other long-lived assets; and the volatility and fluctuation of foreign currencies (Euro, British Pound, Japanese Yen)

Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors that could cause or contribute to such differences include without limitation, the risks and uncertainties described in and referred to in Part II – Item 1A of this Quarterly Report on Form 10-Q and:

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

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 which was filed with the SEC on March 27, 2012.  There were no significant changes to the Company’s critical accounting policies in the three months ended March 31, 2012.

Recently Issued Accounting Standards

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (Topic 220). This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011, requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of this guidance did not have a material impact upon our financial position and results of operations.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.  At March 31, 2012, we were not involved in any unconsolidated SPE transactions.

Item 4.  Controls and Procedures

This report includes the certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) required by Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and procedures and evaluations thereof referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as the end of the period covered by this quarterly report.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective as at end of the period covered by this quarterly report.

 Changes in Internal Control over Financial Reporting

During the first three months of fiscal 2012, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1A.  Risk Factors

This Form 10-Q should be read together with the “RISK FACTORS” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission (“SEC”), which describe various risks and uncertainties to which we are or may become subject, and is supplemented by the discussion below.  These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies and/or prospects.

If we do not meet the NASDAQ Stock Market continued listing requirements, our common stock may be delisted.

In October 2011, the Company announced that it received a letter from The NASDAQ Stock Market (“NASDAQ”), dated October 24, 2011, notifying it that, for the 30 consecutive business days preceding the date of the letter, the bid price of the Company's common stock had closed below the $1.00 per share minimum bid price required for continued inclusion on The NASDAQ Global Market. To regain compliance with The NASDAQ Global Market continued listing requirements, the closing bid price of the Company's common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days. The Company was granted until April 23, 2012 to regain compliance. In anticipation of not meeting the minimum bid price continued listing requirement, the Company requested, and on April 17, 2012 received, approval from NASDAQ to transfer the listing of its common stock from The NASDAQ Global Market to The NASDAQ Capital Market. The Company will be afforded an additional period, ending October 22, 2012, to regain compliance with the minimum bid price rule while listed on The NASDAQ Capital Market. If compliance is not regained, NASDAQ will notify the Company of its determination to delist the Company's common stock, which decision may be appealed to a NASDAQ Listing Qualifications Panel. In order to be afforded the additional 180-day compliance period, the Company was required to provide NASDAQ written notice of its intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary.  At the Company’s annual meeting of stockholders scheduled to be held on June 12, 2012, the Company intends to present to stockholders a proposal, as detailed in definitive proxy materials for the annual meeting filed by the Company with the Securities and Exchange Commission on April 25, 2012, to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect a reverse split of the Company’s common stock at the discretion of the Board of Directors at a ratio not less than 1-for-2 and not more than 1-for-15.

There can be no assurance that stockholders will approve the proposal to effect a reverse split or that if such proposal is approved and implemented by the Board of Directors that such a reverse stock split will be sufficient to enable the Company to maintain its listing on the NASDAQ Capital Market.  If our common stock were delisted from The NASDAQ Capital Market, our common stock then would be eligible for quotation on the Over-The-Counter (OTC) Bulletin Board maintained by NASDAQ, on another over-the-counter quotation system or on the “pink sheets.”  If that occurs, the liquidity and marketability of shares of our common stock would decrease our results of operations and financial condition could materially adversely impact our results of operations and financial condition. As a result of a delisting, an investor might find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock.  Such delisting and continued and further declines in the market price of our common stock also could greatly impair our ability to raise additional financing, if needed, through equity or debt financing and could significantly increase the ownership dilution to stockholders caused by our issuing equity in financing or other transactions.  A delisting could also materially adversely impact our results of operations and financial condition.

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

PRESSTEK, INC. (Registrant)
Date: May 15, 2012	/s/ Arnon Dror
Arnon Dror Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

PRESSTEK, INC.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*
Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.