Form 10-Q/A
period 2012-05-21
PRESSTEK INC /DE/
filed 2012-05-21
CIK 846876

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
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock as of May 14, 2012: 37,395,228 shares.

Presstek, Inc.

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A to Presstek, Inc.’s quarterly report on Form 10-Q for the period ended March 31, 2012, filed with the Securities and Exchange Commission on May 21, 2012 is solely to furnish an amended Exhibit 32.1 and Exhibit 32.2 to the Form 10-Q which contained an incorrect quarter-ending date. Exhibit 32.1 and Exhibit 32.2 consist of the following materials from Presstek, Inc.’s Form 10-Q:

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

Presstek, Inc.

Date: May 21, 2012	/s/ Arnon Dror
Arnon Dror
Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)