Form 10-Q
period 2012-06-30
PRESSTEK INC /DE/
filed 2012-08-10
CIK 846876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30 2012

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

Yes ☐    No ☑

As of August 3, 2012, there were 37,425,228 shares of the Registrant’s Common Stock, $0.01 par value, outstanding.

PRESSTEK, INC.

INDEX

		PAGE
PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (Unaudited)	3

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and July 2, 2011 (Unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and July 2, 2011 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1A.	Risk Factors	20

Item 6.	Exhibits	21

Signatures		22

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

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)
	June 30,	December 31,
	2012	2011

ASSETS
Current assets
Cash and cash equivalents	$ 2,901	$ 2,539
Cash - restricted	516	512
Accounts receivable, net	14,987	15,904
Inventories	21,178	25,038
Other current assets	1,580	1,345
Total current assets	41,162	45,338

Property, plant and equipment, net	17,363	18,543
Intangible assets, net	4,496	5,001
Other noncurrent assets	769	931

Total assets	$ 63,790	$ 69,813

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Line of credit	$ 10,813	$ 13,757
Accounts payable	7,260	6,864
Accrued expenses	4,210	5,472
Deferred revenue	3,752	4,473
Total current liabilities	26,035	30,566

Other long-term liabilities	-	31

Total liabilities	26,035	30,597

Stockholders' equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $0.01 par value, 75,000,000 shares authorized, 37,395,228
outstanding at June 30, 2012 and December 31, 2011, respectively	374	374
Additional paid-in capital	125,400	124,992
Accumulated other comprehensive loss	(3,275)	(3,384)
Accumulated deficit	(84,744)	(82,766)
Total stockholders' equity	37,755	39,216

Total liabilities and stockholders' equity	$ 63,790	$ 69,813

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011

Revenue
Equipment	$ 6,386	$ 6,230	$ 9,886	$ 11,348
Consumables	17,557	19,252	35,120	39,986
Service and parts	5,718	5,913	11,681	11,941
Total revenue	29,661	31,395	56,687	63,275

Cost of revenue
Equipment	6,081	6,269	10,294	11,833
Consumables	10,678	10,386	21,632	21,615
Service and parts	4,380	4,783	8,940	9,925
Total cost of revenue	21,139	21,438	40,866	43,373

Gross profit	8,522	9,957	15,821	19,902

Operating expenses
Research and development	770	1,110	1,744	2,185
Sales, marketing and customer support	4,343	5,609	8,285	10,873
General and administrative	3,380	4,135	6,207	8,452
Amortization of intangible assets	289	210	535	411
Restructuring and other charges	-	48	-	363
Total operating expenses	8,782	11,112	16,771	22,284

Operating loss	(260)	(1,155)	(950)	(2,382)
Interest and other income (expense), net	(487)	(360)	(984)	(675)

Loss before income taxes	(747)	(1,515)	(1,934)	(3,057)
Provision (benefit) for income taxes	8	183	45	181

Net loss	(755)	(1,698)	(1,979)	(3,238)

Unrealized foreign currency translation adjustment	(227)	26	109	553

Comprehensive loss	$ (982)	$ (1,672)	$ (1,870)	$ (2,685)

Loss per share (basic and diluted)	$ (0.02)	$ (0.05)	$ (0.05)	$ (0.09)

Weighted average shares outstanding - basic and diluted	37,395	37,213	37,395	37,259

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended
	June 30,	July 2,
	2012	2011

Operating activities
Net loss	$ (1,979)	$ (3,238)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,680	1,715
Amortization of intangible assets	535	411
Provision for warranty costs	60	16
Provision for accounts receivable allowances	-	143
Amortization of loan origination fees	180	180
Stock compensation expense	409	920
Accrual for non-cash bonus plan	-	80
Loss on disposal of long-lived assets	-	42
Changes in operating assets and liabilities:
Accounts receivable	917	(340)
Inventories	3,472	42
Other current assets	(235)	(1,551)
Other noncurrent assets	(10)	11
Accounts payable	396	330
Accrued expenses	(1,376)	(1,636)
Restructuring and other charges	-	363
Deferred revenue	(721)	111
Net cash provided by (used in) operating activities	3,328	(2,401)

Investing activities
Purchase of property, plant and equipment	(101)	(176)
Investment in patents and other intangible assets	(30)	(1,116)
Net cash used in investing activities	(131)	(1,292)

Financing activities
Net proceeds from issuance of common stock	-	64
Net borrowings (repayments) under line of credit agreement	(2,944)	2,645
Net cash provided by (used in) financing activities	(2,944)	2,709

Effect of exchange rate changes on cash and cash equivalents	109	539

Net increase (decrease) in cash and cash equivalents	362	(445)
Cash and cash equivalents, beginning of period	2,539	4,165
Cash and cash equivalents, end of period	$ 2,901	$ 3,720

Supplemental disclosure of cash flow information
Cash paid for interest	$ 590	$ 356
Cash paid for income taxes	$ 29	$ 22

The accompanying notes are an integral part of these consolidated financial statements.

PRESSTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements of Presstek, Inc. and its subsidiaries (“Presstek,” the “Company,” “we” or “us”) contain all adjustments, including normal recurring adjustments, necessary to present fairly Presstek’s financial position as of June 30, 2012 and December 31, 2011, its results of operations for the three and six months ended June 30, 2012 and July 2, 2011 and its cash flows for the six months ended June 30, 2012 and July 2, 2011, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the interim reporting requirements of Form 10-Q.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Certain reclassifications were made to prior years' amounts to conform to the 2012 presentation.

The results of the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending December 29, 2012.  The information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 27, 2012.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  Intercompany transactions and balances have been eliminated.

The Company operates and reports on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the 26 week periods ended June 30, 2012 (the “second quarter and first six months of fiscal 2012” or “the six months ended June 30 , 2012”) and July 2, 2011 (the “second quarter and first six months of fiscal 2011” or “the six months ended July, 2011”).

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

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the SEC on March 27, 2012.  There were no significant changes to the Company’s critical accounting policies during the six months ended June 30, 2012.

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

2.  ACCOUNTS RECEIVABLE, NET

The components of accounts receivable, net of allowances, are as follows (in thousands):

	June 30, 2012	December 31, 2011

Accounts receivable	$ 21,835	$ 23,119
Less allowances	(6,849)	(7,215)
	$ 14,987	$ 15,904

3.  INVENTORIES

The components of inventories are as follows (in thousands):

	June 30, 2012	December 31, 2011

Raw materials	$ 4,343	$ 4,251
Work in process	1,236	1,056
Finished goods	15,599	19,731
	$ 21,178	$ 25,038

PRESSTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

4.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, net, are as follows (in thousands):

	June 30, 2012	December 31, 2011

Land and improvements	$ 1,302	$ 1,301
Buildings and leasehold improvements	22,640	22,619
Production and other equipment	44,070	44,070
Office furniture and equipment	11,090	11,025
Construction in process	346	353
Total property, plant and equipment, at cost	79,448	79,368
Accumulated depreciation and amortization	(62,085)	(60,825)
Net property, plant and equipment	$ 17,363	$ 18,543

Construction in process is generally related to production equipment not yet placed into service.

The Company recorded depreciation expense of $0.8 million and $1.7 million for three and six months ended June 30, 2012, respectively,  and $0.9 million and $1.7 million for the three and six months ended July 2, 2011, respectively.  Under the Company’s financing arrangements (see Note 5), all property, plant and equipment is pledged as security.

5.  FINANCING ARRANGEMENTS

The components of the Company’s outstanding borrowings are as follows (in thousands):

	June 30, 2012	December 31, 2011

Line of credit	$ 10,813	$ 13,757

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

Under the Credit Agreement the Company is required to provide monthly Borrowing Base Certificates to the Agent that become the basis for calculating the Credit Agreement’s Formula Amount.  The Formula Amount, capped at $25 million, represents the maximum amount of advances available to the Company at a given point in time.  The Formula Amount is normally calculated 20 days subsequent to the close of each fiscal month.  Because of the timing delay, the Agent utilizes a process that estimates the maximum amount available daily during each fiscal period.  As of June 30, 2012 the Formula Amount (net of the availability block of $1.25 million) was $15.1 million and the Company had outstanding balances on its line of credit of $10.8 million.  The amount available under the credit line, based on the Formula Amount, was $4.3 million as of June 30, 2012.

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

As of June 30, 2012, the Company was fully in compliance with all financial covenants.  The fixed charge ratio for the quarter ended June 30, 2012 was 6.72 to 1.0, in excess of the 1.25 to 1.0 minimum required ratio.  Additionally, since the inception of the Credit Agreement, the Company’s quarterly capital expenditures have been well below the maximum levels allowed. The Company’s current credit agreement expires in March 2013.  The Company intends to seek an extension of the current credit agreement or a replacement of the current financing arrangement with another lender. However, there can be no assurance that the Company will be able to obtain an extension of the current credit agreement or obtain adequate financing from another source.

The weighted average interest rate on the Company’s short-term borrowings was 4.71% at June 30, 2012.

PRESSTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

6.  ACCRUED EXPENSES

The components of accrued expenses are as follows (in thousands):

	June 30, 2012	December 31, 2011

Accrued payroll and employee benefits	$ 1,107	$ 1,286
Accrued warranty	724	911
Accrued restructuring and other charges	180	809
Accrued professional fees	564	689
Other	1,635	1,777
	$ 4,210	$ 5,472

7.  ACCRUED WARRANTY

Product warranty activity in the first six months of fiscal 2012 is as follows (in thousands):

Balance at December 31, 2011	$ 911
Additions to warranty reserve	190
Utilization of accrual for warranty costs	(377)
Balance at June 30, 2012	$ 724

8.  DEFERRED REVENUE

The components of deferred revenue are as follows (in thousands):

	June 30, 2012	December 31, 2011

Deferred service revenue	$ 3,595	$ 3,651
Deferred equipment revenue	157	822
	$ 3,752	$ 4,473

9.  RESTRUCTURING AND OTHER CHARGES

The activity for the first six months of fiscal 2012 related to the Company’s restructuring and other charges accruals is as follows (in thousands):

	Balance December 31, 2011	Charged to expense	Utilization	Balance June 30, 2012

Severance and fringe benefits	$ 809	$ -	$ (629)	$ 180

The remaining accrual of $180,000 is expected to be fully utilized by the fourth quarter of fiscal 2012.

10.  STOCK-BASED COMPENSATION

The Company has equity incentive plans that are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee oversees and approves which employees receive grants, the number of shares or options granted and the exercise prices and other terms of the awards.

The 2003 Stock Option and Incentive Plan

The 2003 Stock Option and Incentive Plan (the “2003 Plan”) provides for the award of stock options, stock issuances and other equity interests in the Company to employees, officers, directors (including those directors who are not an employee or officer of the Company, such directors being referred to as Non-Employee Directors), consultants and advisors of the Company and its subsidiaries.  A total of 2,000,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan.  Any future options granted under the 2003 Plan will become exercisable at such times and subject to such terms and conditions as the Board of Directors or Committee may specify at the time of each grant.  At June 30, 2012, there were 1,410,567 options outstanding under the 2003 Plan, and 504,033 shares available for future grants under this plan.  The options will expire at various dates prescribed by the individual option grants.

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

A total of 5,500,000 shares of common stock, subject to anti-dilution adjustments, have been reserved under this plan. Awards granted under this plan may have varying vesting and termination provisions and can have no longer than a ten-year contractual life. There were a total of 75,000 and 1,388,885 options granted under this plan during the three and six months ended June 30, 2012, and 147,306 and 734,501 during the three and six months ended July 2, 2011, respectively. As of  June 30, 2012, there were 2,387,171 options outstanding 2,677,159 shares available for future grants under this plan.

Employee Stock Purchase Plan

PRESSTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

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

Stock based compensation expense for the three and six months ended June 30, 2012 and July 2, 2011 is as follows (in thousands):

	Three months ended		Six months ended

Stock option plan	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

2003 Plan*	$ 5	$ 93	$ 10	$ 209
2008 Plan	154	368	391	690
1998 Plan	-	1	-	2
ESPP	-	10	-	19
Restricted Stock	5	0	8	0
Total	$ 164	$ 472	$ 409	$ 920

* includes $9,000 and $20,000 of stock compensation expense related to repriced options for the three and six months of fiscal 2011.

As of June 30, 2012, there was $679,000 of unrecognized compensation expense related to stock option grants, most of which vest over the next twelve months.

Valuation Assumptions

Plan Options

The fair value of the options to purchase common stock granted in the second quarter of fiscal 2012 and fiscal 2011 under the 2008 Plan was estimated on the respective grant dates using the Black-Scholes valuation model with the following assumptions:

	Three months ended		Six months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Risk-free interest rate	0.7%	1.6%	0.9%	2%
Volatility	87.6%	81.1%	79.9%	79.5%
Expected life (in years)	5.4	5.4	5.0	5.7
Dividend yield	0	0	0	0
Estimated fair value of an option grant	$ 0.41	$ 1.08	$ 0.43	$ 1.36

Expected volatilities are based on historical price ranges of Presstek’s common stock.  The expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns.  The risk-free rate is based on the 5 year U.S. Treasury rate which corresponds to the expected life of the options.

PRESSTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Stock Option Activity

Stock option activity for the six months ended June 30, 2012 is summarized as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding at December 31, 2011	5,492,031	$ 4.66	5.47 years	$ -
Granted	1,388,885	0.57
Exercised	0
Canceled/expired	2,957,078	3.92

Outstanding at June 30, 2012	3,923,838	$ 3.76	6.6 years	$ 43,000

Exercisable at June 30, 2012	2,492,101	$ 5.45	5.0 years	$ 43,000

As of July 30, 2012, all of the Company’s option grants were “out of the money”. At June 30, 2012, there were no potential shares included in our diluted EPS calculation because the effect would have been anti-dilutive.

11.  INTEREST AND OTHER INCOME (EXPENSE)

The components of Interest and other income (expense), net, are as follows (in thousands):

	Three months ended		Six months ended

	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Interest expense, net	$ (296)	$ (281)	$ (659)	$ (542)
Foreign currency losses	(213)	(151)	(368)	(282)
Other income (expense), net	22	72	43	149
	$ (487)	$ (360)	$ (984)	$ (675)

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

At June 30, 2012, our deferred tax assets, net of valuation allowance, were zero.  However, if future events differ from expectations, changes in the valuation allowance may be required.  A change in the valuation allowance occurs if there is a change in management’s assessment of the amount of net deferred tax assets that is expected to be realized in the future.

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

The Company’s classification of revenue by geographic area is determined by the location of the Company’s customer.  The following table summarizes revenue information by geographic area (in thousands):

	Three months ended		Six months ended

	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

United States	$ 20,897	$ 20,840	$ 39,205	$ 40,764
United Kingdom	3,293	2,535	5,470	5,771
All other	5,471	8,020	12,012	16,740
	$ 29,661	$ 31,395	$ 56,687	$ 63,275

The Company’s long-lived assets by geographic area are as follows (in thousands):

	June 30, 2012	December 31, 2012

United States	$ 22,116	$ 23,818
United Kingdom	258	351
Canada	254	306
	$ 22,628	$ 24,475

PRESSTEK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

14.  RELATED PARTIES

The Company engages the services of Amster, Rothstein & Ebenstein, a law firm of which Board member Daniel S. Ebenstein is a partner.  Expenses incurred for services rendered by this law firm were $11,500 and $32,000 for the six months ended June 30, 2012 and July 2, 2011, respectively.

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

From time to time the Company engages in sales of equipment that is leased by or intended to be leased by a third-party purchaser to another party. In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). Generally, the Company’s liability for these recourse agreements is limited to 9.5% of the amount outstanding. The maximum amount for which the Company was liable to the financial institutions for the shortfall payments was approximately $0.5 million at June 30, 2012 and $0.7 million at July 2, 2011.

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

16.  OTHER EVENTS

During the second quarter, the Company transferred the listing of its common stock from The NASDAQ Global Market® to The NASDAQ Capital Market®. This transfer became effective at the opening of business on April 20, 2012, and the Company's common stock continues to trade under the symbol "PRST." The NASDAQ Capital Market is a continuous trading market that operates in substantially the same manner as The NASDAQ Global Market and listed companies must meet certain financial requirements and comply with NASDAQ's corporate governance requirements.

The Company’s shareholders approved an amendment to its Certificate of Incorporation to effect a reverse stock split in the range of 1-for-2 to 1-for-15 shares of common stock. The Board of Directors retains discretion over whether to implement the reverse stock split and over the exact ratio of the reverse stock split. The reverse stock split would provide the Company with a possible means to cure its minimum bid price deficiency for continued listing on The NASDAQ Capital Market, if such action becomes necessary.

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

Similar digital imaging technologies are used in our CTP systems. We have designed and manufactured CTP systems that incorporate our technology to image our chemistry-free printing plates. Our chemistry-free digital imaging systems enable customers to produce high quality, full color lithographic printed materials more quickly and cost effectively than conventional methods that employ more complicated workflows and toxic chemical processing. This results in reduced printing cycle time and lowers the effective cost of production for commercial printers. Our solutions make it more cost effective for printers to meet the increasing demand for shorter print runs, higher quality color and faster turn-around times.

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

General

We report on a 52- or 53-week, fiscal year ending on the Saturday closest to December 31. Accordingly, the accompanying consolidated financial statements include the 26 week periods ended June 30, 2012 (the “second quarter and first six months of fiscal 2012” or “the three months ended June 30, 2012”) and July 2, 2011 (the “second quarter and first six months of fiscal 2011” or “the three months ended July 2, 2011”).

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

RESULTS OF OPERATIONS

Results of operations were as follows (in thousands of dollars and unaudited):

PRESSTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(Unaudited)

	Three months ended				Six months ended
	June 30,	July 2,	Change		June 30,	July 2,	Change
	2012	2011	Incr/(Decr)%		2012	2011	Incr/(Decr)%

Revenue
Equipment	$ 6,386	$ 6,230	$ 156	2.5%	$ 9,886	$ 11,348	$ (1,462)	-12.9%
Consumables	17,557	19,252	(1,695)	-8.8%	35,120	39,986	(4,866)	-12.2%
Service and parts	5,718	5,913	(195)	-3.3%	11,681	11,941	(260)	-2.2%
Total revenue	29,661	31,395	(1,734)	-5.5%	56,687	63,275	(6,588)	-10.4%

Cost of revenue
Equipment	6,081	6,269	(188)	-3.0%	10,294	11,833	(1,539)	-13.0%
Consumables	10,678	10,386	292	2.8%	21,632	21,615	17	0.1%
Service and parts	4,380	4,783	(403)	-8.4%	8,940	9,925	(985)	-9.9%
Total cost of revenue	21,139	21,438	(299)	-1.4%	40,866	43,373	(2,507)	-5.8%

Gross profit	8,522	9,957	(1,435)	-14.4%	15,821	19,902	(4,081)	-20.5%

Operating expenses
Research and development	770	1,110	(340)	-30.6%	1,744	2,185	(441)	-20.2%
Sales, marketing and customer support	4,343	5,609	(1,266)	-22.6%	8,285	10,873	(2,588)	-23.8%
General and administrative	3,380	4,135	(755)	-18.3%	6,207	8,452	(2,245)	-26.6%
Amortization of intangible assets	289	210	79	37.6%	535	411	124	30.2%
Restructuring and other charges	-	48	(48)	-100.0%	-	363	(363)	-100.0%
Total operating expenses	8,782	11,112	(2,330)	-21.0%	16,771	22,284	(5,513)	-24.7%

Operating loss	(260)	(1,155)	895	77.5%	(950)	(2,382)	1,432	60.1%
Interest and other income (expense), net	(487)	(360)	(127)	-35.3%	(984)	(675)	(309)	-45.6%

Loss before income taxes	(747)	(1,515)	768	50.7%	(1,934)	(3,057)	1,123	36.7%
Provision (benefit) for income taxes	8	183	(175)	99.6%	45	181	(136)	75.1%

Net loss	$ (755)	$ (1,698)	$ 943	55.5%	$ (1,979)	$ (3,238)	$ 1,259	38.9%

Loss per share (basic and diluted)	$ (0.02)	$ (0.05)			$ (0.05)	$ (0.09)

Revenue

Consolidated revenue declines in both periods were caused by decreases in consumables and service revenues. Equipment revenue also declined for the first six months of 2012 as compared to 2011.

Equipment sales continue to be impacted by unfavorable economic conditions resulting in some reluctance by small to mid-size customers in our North American market to make capital equipment purchases, and financing remains difficult to obtain.

	Three months ended				Six months ended
	June 30, 2012	July 2 2011	Change Incr/(Decr)%		June 30 2012	July 2 2011	Change Incr/(Decr)%

Consumable Revenue details
Growth Di	$ 3,753	$ 4,088	$ (335)	-8.2%	$ 7,389	$ 8,213	$ (824)	-10.0%
Thermal CTP plates	3,522	3,740	(218)	-5.8%	7,068	7,297	(229)	-3.1%
Traditional (QM DI, other Di, polyester)	5,611	6,564	(953)	-14.5%	11,134	14,254	(3,121)	-21.9%
Traditional other	4,672	4,861	(189)	-3.9%	9,529	10,221	(692)	-6.8%
Total consumable revenue	$ 17,557	$ 19,252	$ (1,695)	-8.8%	$ 35,120	$ 39,986	$ (4,866)	-12.2%

Consumable revenues declined for both periods and across all product lines resulting primarily from a declining installed equipment base.

Service and Parts Revenue

Service and Parts revenue reductions in both periods are due to a declining analog equipment base and a general trend by customers to opt out of service contracts to save money in a difficult economy.

Cost of Revenue

Consolidated cost of revenue was $21.1 million in the second quarter of fiscal year 2012 and $40.9 million in the first six months of 2012, compared to $21.4 million and $43.4 million, respectively, in 2011.  The year-to-date decrease is primarily due to lower revenues and cost reduction actions taken in the second half of 2011.

Gross Profit

Consolidated gross profit as a percentage of total revenue was 28.7% in the second quarter of fiscal 2012 compared to 31.7% in the second quarter of fiscal 2011; and 27.9% in the first six months of 2012 compared to 31.5% for the first six months of 2011.

The margin decrease for both the three months and six month periods ended June 20, 2012 is primarily due to an unfavorable mix of consumable products. Additionally, our per unit production costs have also risen as a result of lower overall production.

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

Sales, marketing and customer support expenses decreased to $4.3 million in the second quarter of fiscal 2012 from $5.6 million in the second quarter of fiscal year 2011.  Year-to-date selling, marketing and customer support expenses declined from $10.9 million in the first six months of 2011 to $8.3 million in the comparable current year period.  The reductions in expense in both periods resulted primarily from our cost reduction initiatives implemented in the second half of 2011.

General and Administrative

General and administrative expenses are primarily comprised of payroll and related expenses, including stock compensation, for personnel and contracted professional services necessary to conduct our general management, finance, information systems, human resources and administrative activities. Favorability in expenses in both periods resulted from our cost reduction initiatives implemented in the second half of 2011, lower stock compensations, and a drop in bad debt expenses.

Amortization of Intangible Assets

Amortization expenses relate to intangible assets recorded in connection with the Company’s 2004 ABDick acquisition, patents and other purchased intangible assets.

Restructuring and Other Charges

The Company had no restructuring charges during the first six months of 2012. Expenses incurred in 2011 relate to cost reduction initiatives.

Interest and Other Expense, Net

The increase in expense is driven primarily by additional foreign currency translation losses as well fees incurred to amend our loan with PNC Bank in the first quarter of 2012.

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

At June 30, 2012, our deferred tax assets, net of valuation allowance, were zero.  However, if future events differ from expectations, changes in the valuation allowance may be required.  A change in the valuation allowance occurs if there is a change in management’s assessment of the amount of net deferred tax assets that is expected to be realized in the future.

Liquidity and Capital Resources

We finance our operating and capital investment requirements primarily through cash flows from operations and borrowings. At June 30, 2012, we had $2.9 million of cash and cash equivalents and $15.1 million of working capital, compared to $3.7 million of cash and cash equivalents and $21.9 million of working capital at July 2, 2011.

Operating Activities

Our operating activities generated $3.3 million of cash during the first six months of fiscal 2012. Cash provided by operating activities came primarily from a positive operating margin after adding back non-cash charges for depreciation, amortization and stock based compensation expense. Improved collections on outstanding receivables and utilization of inventory stocks also contributed to increased cash generation during the quarter.

Our investing activities during the first six months of fiscal 2012 were not significant.

Our financing activities used $2.9 million of cash during the first six months for debt repayments under our line of credit.

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

Under the Credit Agreement the Company is required to provide monthly Borrowing Base Certificates to the Agent that become the basis for calculating the Credit Agreement’s Formula Amount.  The Formula Amount, capped at $25 million, represents the maximum amount of advances available to the Company at a given point in time.  The Formula Amount is normally calculated 20 days subsequent to the close of each fiscal month.  Because of the timing delay, the Agent utilizes a process that estimates the maximum amount available daily during each fiscal period.  As of June 30, 2012 the Formula Amount (net of the availability block of $1.25 million) was $15.1 million and the Company had outstanding balances on its line of credit of $10.8 million.  The amount available under the credit line, based on the Formula Amount, was $4.3 million as of June 30, 2012.

Under the terms of the Credit Agreement, the Company is required to comply with certain financial and non-financial covenants.  Among other restrictions, the Company is restricted in its ability to pay dividends, incur additional debt and make acquisitions and divestitures, with certain exceptions.  The key financial covenants include a requirement for the Company to maintain a certain fixed charge coverage ratio and a limit on capital expenditures for the Company’s first, second, third and fourth fiscal quarters in 2010 of $385,000, $1,238,000, $1,139,000 and $614,000, respectively, and $4,000,000 in each fiscal year thereafter.  As of December 31, 2011 the Credit Agreement required the Company to maintain a rolling four quarter cumulative fixed charge coverage ratio of 1.0 to 1.0. Pursuant to an amendment to the Credit Agreement dated February 7, 2012, the fixed charge coverage ratio has been changed.  The Company is required to maintain a fixed charge coverage ratio of 1.25 to 1.0 for the following periods: with respect to the fiscal quarter ending on or about June 30, 2012, for the fiscal quarter then ending; with respect to the fiscal quarter ending on or about June 30, 2012, for the two fiscal quarters then ending; with respect to the fiscal quarter ending on or about September 30, 2012, for the three fiscal quarters then ending; with respect to the fiscal quarter ending on or about December 31, 2012 and for each fiscal quarter ending thereafter, in each case for the four fiscal quarters then ending.  In addition, pursuant to the amendment dated February 7, 2012, the Availability Block (as defined in the Loan Agreement) of $2 million, which was to be re-established on January 31, 2012, will be re-established on the following schedule: (i) for the period commencing on January 31, 2012 and ending on the last day of the fiscal quarter ending on or about June 30, 2012, $1.0 million, (ii) for the period commencing on the first day of the fiscal quarter commencing on or about April 1, 2012 and ending on the last day of such fiscal quarter, $1.25 million, (iii) for the period commencing on the first day of the fiscal quarter commencing on or about July 1, 2012 and ending on the last day of such fiscal quarter, $1.5 million, (iv) for the period commencing on the first day of the fiscal quarter commencing on or about October 1, 2012 and ending on the last day of such fiscal quarter, $1.75 million and (v) for the period commencing on the first day of the fiscal year commencing on or about January 1, 2013 and through the expiration of the Loan Agreement, $2.0 million.

As of June 30, 2012, the Company was fully in compliance with all financial covenants.  The fixed charge ratio for the quarter ended June 30, 2012 was 6.72 to 1.0, in excess of the 1.25 to 1.0 minimum required ratio.  Additionally, since the inception of the Credit Agreement, the Company’s quarterly capital expenditures have been well below the maximum levels allowed. The Company’s current credit agreement expires in March 2013.  The Company intends to seek an extension of the current credit agreement or a replacement of the current financing arrangement with another lender. However, there can be no assurance that the Company will be able to obtain an extension of the current credit agreement or obtain adequate financing from another source.

The weighted average interest rate on the Company’s short-term borrowings was 4.71% at June 30, 2012.

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

From time to time the Company engages in sales of equipment that is leased by or intended to be leased by a third-party purchaser to another party. In certain situations, the Company may retain recourse obligations to a financing institution involved in providing financing to the ultimate lessee in the event the lessee of the equipment defaults on its lease obligations. In certain such instances, the Company may refurbish and remarket the equipment on behalf of the financing company, should the ultimate lessee default on payment of the lease. In certain circumstances, should the resale price of such equipment fall below certain predetermined levels, the Company would, under these arrangements, reimburse the financing company for any such shortfall in sale price (a “shortfall payment”). Generally, the Company’s liability for these recourse agreements is limited to 9.5% of the amount outstanding. The maximum amount for which the Company was liable to the financial institutions for the shortfall payments was approximately $0.5 million at June 30, 2012 and $0.7 million at July 2, 2011.

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

Information Regarding Forward-Looking Statements

Statements other than those of historical fact contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the following:

•	our expectations regarding our ability to comply with the terms of our financing agreement;

•	the adequacy of internal cash and working capital for our operations;

•	manufacturing constraints and difficulties;

•	the introduction of competitive products into the marketplace;

•	the ability of the Company and its divisions to generate positive cash flows in the near-term, or to otherwise be profitable;

•	our ability to produce commercially competitive products;

•	the strength of our various strategic partnerships, both on manufacturing and distribution;

•	our ability to secure other strategic alliances and relationships;

•	our expectations regarding the Company’s strategy for growth, including statements regarding the Company’s expectations for continued product mix improvement;

•	our expectations regarding the balance, independence and control of our business;

•	our expectations and plans regarding market penetration, including the strength and scope of our distribution channels and our expectations regarding sales of DI presses or CTP devices;

•	the commercialization and marketing of our technology;

•	our expectations regarding performance of existing, planned and recently introduced products;

•	the adequacy of our intellectual property protections and our ability to protect and enforce our intellectual property rights;

•	the expected effect of adopting recently issued accounting standards, among others;

•	the recoverability of our intangible assets and other long-lived assets; and

•	the volatility and fluctuation of foreign currencies (Euro, British Pound, Japanese Yen)

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

For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 which was filed with the SEC on March 27, 2012.  There were no significant changes to the Company’s critical accounting policies in the six months ended June 30, 2012.

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

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose.  At June 30, 2012, we were not involved in any unconsolidated SPE transactions.

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

 Changes in Internal Control over Financial Reporting

During the first six months of fiscal 2012, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In October 2011, the Company announced that it received a letter from The NASDAQ Stock Market (“NASDAQ”), dated October 24, 2011, notifying it that, for the 30 consecutive business days preceding the date of the letter, the bid price of the Company's common stock had closed below the $1.00 per share minimum bid price required for continued inclusion on The NASDAQ Global Market. To regain compliance with The NASDAQ Global Market continued listing requirements, the closing bid price of the Company's common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days. The Company was granted until April 23, 2012 to regain compliance. In anticipation of not meeting the minimum bid price continued listing requirement, the Company requested, and on April 17, 2012 received, approval from NASDAQ to transfer the listing of its common stock from The NASDAQ Global Market to The NASDAQ Capital Market. The Company will be afforded an additional period, ending October 22, 2012, to regain compliance with the minimum bid price rule while listed on The NASDAQ Capital Market. If compliance is not regained, NASDAQ will notify the Company of its determination to delist the Company's common stock, which decision may be appealed to a NASDAQ Listing Qualifications Panel. In order to be afforded the additional 180-day compliance period, the Company was required to provide NASDAQ written notice of its intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary.  At the Company’s annual meeting of stockholders held on June 12, 2012, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect a reverse split of the Company’s common stock at the discretion of the Board of Directors at a ratio not less than 1-for-2 and not more than 1-for-15.

There can be no assurance that a reverse split will be sufficient to enable the Company to maintain its listing on the NASDAQ Capital Market.  If our common stock were delisted from The NASDAQ Capital Market, our common stock then would be eligible for quotation on the Over-The-Counter (OTC) Bulletin Board maintained by NASDAQ, on another over-the-counter quotation system or on the “pink sheets.”  If that occurs, the liquidity and marketability of shares of our common stock would decrease our results of operations and financial condition could materially adversely impact our results of operations and financial condition. As a result of a delisting, an investor might find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock.  Such delisting and continued and further declines in the market price of our common stock also could greatly impair our ability to raise additional financing, if needed, through equity or debt financing and could significantly increase the ownership dilution to stockholders caused by our issuing equity in financing or other transactions.  A delisting could also materially adversely impact our results of operations and financial condition.

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

PRESSTEK, INC. (Registrant)
August 10, 2012	/s/ Arnon Dror
Arnon Dror Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)